Form 10-Q
period 1996-06-30
SONUS PHARMACEUTICALS INC
filed 1996-08-13
CIK 949858

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                         Commission file number 0-26866

                          SONUS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                                      95-4343413
         (State or Other Jurisdiction                               (I.R.S. Employer Identification Number)
         of Incorporation or Organization)

                        22026 20th Ave. S.E., Suite 102
                           Bothell, Washington 98021
                    (Address of Principal Executive Offices)

                                 (206) 487-9500
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X      NO  ________

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                          Class                             Outstanding at August 1, 1996
                          -----                             ------------------------------

              Common Stock, $.001 par value                              8,475,901



                              Page 1 of ___ Pages
                          Exhibit Index is on Page 11

                          SONUS PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                         Page Number
                                                                                                                       -----------
         Item 1. Financial Statements

                 Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . .  3

                 Unaudited Statements of Operations for the three months and six months ended
                          June 30, 1996 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Unaudited Statements of Cash Flow for the six months ended June 30, 1996 and June
                 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .  7

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                          SONUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   1996                      1995
                                                                                (UNAUDITED)
                                                                             -----------------        -----------------
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .            $    9,369,685           $     5,656,620
  Marketable securities   . . . . . . . . . . . . . . . . . . . .                 9,691,051                12,564,513
  Prepaid expenses and other current assets   . . . . . . . . . .                   141,366                   137,153
                                                                             -----------------        ---------------
    Total current assets  . . . . . . . . . . . . . . . . . . . .                19,202,102                18,358,286

Equipment, furniture, and leasehold improvements net of accumulated
  depreciation of $993,679 and $794,364   . . . . . . . . . . . .                 1,192,381                 1,123,089
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                    64,878                   164,755
                                                                             -----------------        ---------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            $   20,459,361           $    19,646,130
                                                                             =================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit   . . . . . . . . . . . . . . . . . . . . .            $    5,000,000           $     5,000,000
  Accounts payable and accrued expenses   . . . . . . . . . . . .                 1,086,302                 1,454,607
  Accrued clinical trials expenses  . . . . . . . . . . . . . . .                 2,477,403                 1,568,992
  Current portion of capitalized lease obligations  . . . . . . .                   184,593                   207,247
                                                                             -----------------        ---------------
    Total current liabilities   . . . . . . . . . . . . . . . . .                 8,748,298                 8,230,846

Capitalized lease obligations, less current portion . . . . . . .                   372,010                   467,989

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value:  5,000,000 authorized; no shares outstanding
  Common stock, $.001 par value:  20,000,000 shares authorized;
    8,474,820 and 8,448,082 shares outstanding in 1996 and 1995,
     respectively . . . . . . . . . . . . . . . . . . . . . . . .                34,216,014                30,106,638
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .               (22,809,611)              (19,066,414)
  Deferred compensation   . . . . . . . . . . . . . . . . . . . .                   (67,350)                  (92,929)
                                                                             -----------------        ----------------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . .                11,339,053                10,947,295
                                                                             -----------------        ---------------
Total liabilities and stockholders' equity  . . . . . . . . . . .            $   20,459,361           $    19,646,130
                                                                             =================        ===============

                            See accompanying notes.

                          SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                 ----------------------------       -----------------------------
                                                     1996             1995             1996              1995
                                                 -----------      -----------       -----------       -----------
Revenues:
  Collaborative agreements  . . . . . . .        $ 4,400,000      $   400,000       $ 4,800,000       $ 3,700,000
Operating Expenses:
  Research and development  . . . . . . .          2,666,119        1,264,044         6,884,399         2,688,467
  General and administrative  . . . . . .            809,233          534,162         1,735,745         1,127,078
                                                 -----------      -----------       -----------       -----------
                                                   3,475,352        1,798,206         8,620,144         3,815,545
                                                 -----------      -----------       -----------       -----------
Operating income (loss) . . . . . . . . .            924,648       (1,398,206)       (3,820,144)         (115,545)
Other income (expense):
  Interest income . . . . . . . . . . . .            169,486           31,882           302,057            53,368
  Interest expense  . . . . . . . . . . .            (73,212)        (217,787)         (128,695)         (378,006)
                                                 -----------      -----------       -----------       -----------
Income (loss before income taxes) . . . .          1,020,922       (1,584,111)       (3,646,782)         (440,183)
Income tax expense  . . . . . . . . . . .             40,000           40,000            80,000           450,800
                                                 -----------      -----------       -----------       -----------
Net income (loss) . . . . . . . . . . . .        $   980,922      $(1,624,111)      $(3,726,782)      $  (890,983)
                                                 ===========      ===========       ===========       ===========
Net income (loss) per share . . . . . . .        $      0.11      $     (0.79)      $     (0.44)      $     (0.27)
                                                 ===========      ===========       ===========       ===========
Shares used in computation of net income
  (loss) per share  . . . . . . . . . . .          9,090,945        2,050,032         8,455,550         3,330,301
                                                 ===========      ===========       ===========       ===========
Pro forma, assuming conversions into
  common stock:
  Net income (loss) per share . . . . . .        $      0.11      $     (0.30)      $     (0.44)      $     (0.14)
                                                 ===========      ===========       ===========       ===========
Shares used in computation of net income
  per share . . . . . . . . . . . . . . .          9,090,945        5,374,442         8,455,550         5,417,929
                                                 ===========      ===========       ===========       ===========

                            See accompanying notes.

                          SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                          ---------------------------------------------
                                                                                  1996                     1995
                                                                          --------------------      -------------------
OPERATING ACTIVITIES

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .       $       (3,726,782)       $        (890,983)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization   . . . . . . . . . . . . . . . . .                  199,315                  164,941

  Amortization of premium (discount) on marketable securities   . .                  (36,186)                  13,131

  Amortization of deferred compensation   . . . . . . . . . . . . .                   25,579                   42,111

  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                                           200,000
                                                                                           -
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets   . . . . . . . . . . . . . .                   95,665                   (6,067)

    Accounts payable and accrued expenses   . . . . . . . . . . . .                 (364,946)                 821,517

    Change in accrued clinical trials expenses  . . . . . . . . . .                  908,412                  110,913

    Accrued relocation expenses   . . . . . . . . . . . . . . . . .                   (3,361)                (338,680)

    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . .                        -                 (400,000)
                                                                           ------------------    ---------------------
Net cash used in operating activities . . . . . . . . . . . . . . .               (2,902,304)                (283,117)


INVESTING ACTIVITIES

Purchases of equipment, furniture, and leasehold improvements . . .                 (268,608)                (141,783)

Purchases of marketable securities  . . . . . . . . . . . . . . . .              (34,462,353)              (7,845,890)

Proceeds from sale of marketable securities . . . . . . . . . . . .               36,382,879                7,860,041

Proceeds from maturities of marketable securities . . . . . . . . .                  972,707                  493,087
                                                                          -------------------       -------------------
Net cash provided by investing activities . . . . . . . . . . . . .                2,624,625                  365,455


FINANCING ACTIVITIES

Proceeds from line of credit  . . . . . . . . . . . . . . . . . . .               11,400,000                        -

Repayment of line of credit . . . . . . . . . . . . . . . . . . . .              (11,400,000)                       -

Proceeds from capitalized lease obligations . . . . . . . . . . . .                        -                  117,171

Repayment of capitalized lease obligations  . . . . . . . . . . . .                 (118,633)                (132,363)

Proceeds from issuance (repurchase) of common stock and warrants  .                4,109,377                  (25,505)
                                                                          -------------------       -------------------
Net cash provided by (used in) financing activities . . . . . . . .                3,990,744                  (40,697)


Increase (decrease) in cash and cash equivalents for the period . .                3,713,065                   41,641

Cash and cash equivalents at beginning of period  . . . . . . . . .                5,656,620                   34,719
                                                                          -------------------       -------------------
Cash and cash equivalents at end of period  . . . . . . . . . . . .       $        9,369,685        $          76,360
                                                                          ===================       ===================

Supplemental cash flow information:

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .       $           71,322        $          53,454
                                                                          ===================       ===================
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .       $           40,000        $         250,800
                                                                          ===================       ===================

                            See accompanying notes.

                          SONUS PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1996 (UNAUDITED)

(1)  BASIS OF PRESENTATION

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

         The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the 1995 Annual Report and incorporated by reference in Form 10-K for the year ended December 31, 1995.

(2)  COLLABORATIVE AGREEMENTS

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories for the marketing and sale of EchoGen in the United States. SONUS has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for United States marketing and sales. SONUS has retained certain co-promotion rights to EchoGen in the United States. Under the agreement, Abbott paid $4.0 million upon execution of the agreement and has agreed to pay an additional $27.0 million consisting of $7.0 million in the form of quarterly payments over the next 7 quarters and $20 million in the form of milestone payments conditioned on the achievement of certain regulatory and commercialization milestones. After the United States Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, SONUS will receive 47 percent of net EchoGen revenues in the United States -- a portion of which SONUS must use to fund its responsibilities under the agreement. The agreement spans the life of the patents relating to EchoGen. Abbott can acquire the rights to additional indications for EchoGen by making additional clinical support payments. In addition, Abbott purchased for $4.0 million, five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1991, the Company has engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering completed in 1995. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994 pursuant to an Investigational New Drug application ("IND") filed with the FDA in September 1993. The Company has completed various Phase 1, 2 and Phase 3 clinical trials of EchoGen since 1994 and expects to submit a new drug application ("NDA") with the FDA in the third quarter of 1996. As of June 30, 1996, the Company had accumulated net losses of approximately $22.8 million since its inception and expects continuing net losses for the foreseeable future.

         The Company will not be able to commence U.S. sales of EchoGen unless and until it receives FDA approval. To date, all of the Company's revenues have been derived from option and license payments that have been received under agreements with Abbott Laboratories, Inc. ("Abbott"), Daiichi Pharmaceutical Co. Ltd. ("Daiichi"), and Guerbet S.A. ("Guerbet") for the collaborative development of EchoGen within the United States and in certain foreign territories. In May 1996, the Company formed a strategic alliance with Abbott Laboratories for the marketing and sale of EchoGen in the United States. Under the agreement, Abbott has agreed to pay SONUS $30.0 million in upfront, clinical support and milestone payments, of which $4.0 million was paid upon execution. In addition, Abbott has purchased, for $4.0 million, warrants to acquire 500,000 shares of SONUS common stock, equal to about six percent (6%) of the company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In April 1993, the Company granted Daiichi an option to acquire exclusive marketing and distribution rights to EchoGen in the Pacific Rim. In March 1995, Daiichi exercised the option and entered into a license agreement with the Company. Under the option and license agreements, Daiichi has paid the Company option and license fees totaling $8.6 million and has agreed to pay an additional $23.4 million, consisting of $1.2 million in the form of quarterly payments over the next three quarters and $22.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones. In addition to the option and license agreements, Daiichi entered into a convertible subordinated debenture purchase agreement with the Company in November 1993 under which the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering. In October 1994, the Company granted Guerbet an option, which expires September 30, 1996, to acquire exclusive marketing and distribution rights to EchoGen in Europe. In exchange for such option, the Company received payments totaling approximately $4.7 million, of which $3.6 million, plus accrued interest ($245,875 at the time of conversion), was converted into 549,410 shares of common stock of the Company concurrently with the closing of the Company's initial public offering. The remaining $1.1 million was recognized as revenue in 1994.

         The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into product license agreements by the Company and the timing and costs of the clinical trials conducted by the Company. The Company's current collaborative partners can terminate their agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

         Revenue from collaborative agreements increased to $4.4 million for the three months ended June 30, 1996 as compared to $400,000 for the three months ended June 30, 1995. The revenue in the current period represented the initial payment from Abbott as well as the regular quarterly payment from Daiichi. Revenue from collaborative agreements increased to $4.8 million for the six months ended June 30, 1996 as compared to $3.7 million for the six months ended June 30, 1995. The prior period revenue represented recognition of fees earned upon signing of the license agreement with Daiichi as well as a subsequent regular quarterly payment under the same agreement.

         Research and development expenses increased to $2.7 million for the three months ended June 30, 1996 from $1.3 million for the three months ended June 30, 1995 and to $6.9 million for the six months ended June 30, 1996 from $2.7 million for the six months ended June 30, 1995. The increases in the current year periods were primarily due to expenses relating to two Phase 3 clinical trials of EchoGen as well as costs incurred in preparing a NDA.

         General and administrative expenses increased to $809,000 for the three months ended June 30, 1996 from $534,000 for the three months ended June 30, 1995 and to $1.7 million for the six months ended June 30, 1996 as compared to $1.1 million for the six months ended June 30, 1995. The increases in the current year periods reflected increased costs of filing and prosecuting patent and trademark applications, the implementation of market research programs, legal fees related to corporate alliances, as well as investor related expenses resulting from being a public company.

         Interest income increased to $169,000 and $302,000 for the three and six months ended June 30, 1996 as compared to $32,000 and $53,000 for the three and six months ended June 30, 1995, respectively, as a result of larger average invested cash balances resulting from the initial public offering and the Abbott strategic alliance. Interest expense decreased by $145,000 and $250,000 for the three and six months periods ended June 30, 1996, respectively, primarily due to the repayment of notes to stockholders and the conversion of debts into common stock upon completion of the initial public offering.

         Income taxes of $40,000 for the three months ended June 30, 1996 and 1995, and income taxes of $80,000 and $451,000 for the six months ended June 30, 1996 and 1995, respectively, were primarily attributable to withholding taxes paid to Japan relating to the collaborative payments received from Daiichi.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 1996, the Company has financed its operations with payments from Abbott, Daiichi and Guerbet of $20.3 million, proceeds of $4.0 million for the issuance of warrants, proceeds from the issuance of convertible, redeemable preferred stock of $4.0 million (which converted into common stock at the closing of the Company's initial public offering), proceeds from a line of credit of $5.0 million and net proceeds of $19.0 million from the initial public offering. At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $19.1 million, compared to $18.2 million at December 31, 1995. Cash used in operations for the six months ended June 30, 1996 increased to $2.9 million as compared to $288,000 for the six months ended June 30, 1995.

         In August 1995, the Company entered into a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which is secured by the tangible assets of the Company. At June 30, 1996, there was $5.0 million outstanding under the line of credit. The line of credit bears interest at the prime rate plus 1.5% per annum and the Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities. In August 1996, the Company received a commitment letter from Silicon Valley Bank to renew the line of credit through August 1997.

         The Company's cash needs may increase in future periods due to its pending and planned research and clinical development programs. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs, clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

         This 10-Q report contains certain forward-looking statements that involve risk and uncertainties. As discussed in the Company's 1995 annual report on Form 10-K, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of clinical trials for EchoGen, FDA and foreign regulatory requirements, lengthy regulatory approval process, future capital requirements and uncertainty of additional funding, dependence on third parties for funding, clinical development and distribution and uncertainty of market acceptance.

PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 22, 1996. At the Annual Meeting there were four matters submitted to a vote of security holders. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Commission adopted pursuant thereto. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified (the following votes reflect cumulative voting):

         Nominee                           For
         -------                           ---
         Steven C. Quay, M.D., Ph.D.       8,160,511
         Donald Milder                     6,397,643
         Andrew Senyei, M.D.               8,160,511
         Harry Shoff                       8,160,511
         Dwight Winstead                   8,160,511

2. Approval of an amendment to the Company's 1995 Stock Option Plan for Directors to increase the annual grant to directors thereunder to 5,000 shares:
         For:  7,335,082  Against:  164,807        Abstain:  3,880
         Broker Non-votes: 312,869

3. Approval of an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan -- 1991 to increase the number of shares subject thereto to a total of 1,200,000 and restrict the grants to any individual in any one year to not more than 500,000 shares:
         For:  5,931,758  Against:  73,771         Abstain:  43,210
         Broker Non-votes:  1,767,899

4. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996:
         For:  7,766,582  Against:  2,800          Abstain:  1,756
         Broker Non-votes: 45,500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      EXHIBITS

         Number       Description
         ------       -----------
         10.26        Third Amended and Restated Registration Rights Agreement dated as of May 15, 1996
         10.27        Amendment to Letter Agreement dated June 28, 1996 by and between the Company and Guerbet S.A.
         11.1         Computation of net income (loss) per share.
         11.2         Computation of pro forma net income (loss) per share.
         27           Financial Data Schedule


                 (B)      REPORTS ON FORM 8-K

                          The Company filed the following report on Form 8-K during the quarter ended June 30, 1996:

                          1. The Registrant filed a report on Form 8-K on June 18, 1996 in connection with the strategic alliance agreement with Abbott Laboratories, Inc. dated May 15, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONUS PHARMACEUTICALS, INC.


Date:    August __, 1996                  By:      /s/  Gregory Sessler
                                             ----------------------------------
                                             Gregory Sessler
                                             Chief Financial Officer and
                                             Assistant Secretary (Principal
                                             Financial Officer and Duly
                                             Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number   Description
- ------   -----------
  10.26       Third Amended and Restated Registration Rights Agreement dated as of May 15, 1996

  10.27       Amendment to Letter Agreement dated June 28, 1996 by and between the Company and Guerbet S.A.

  11.1        Computation of net income (loss) per share

  11.2        Computation of pro forma net income (loss) per share

  27          Financial Data Schedule