Form 10-Q
period 1996-09-30
SONUS PHARMACEUTICALS INC
filed 1996-11-14
CIK 949858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         __________________.

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

                                YES   X   NO
                                     ---      ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                              Outstanding at October 31, 1996
              -----                              -------------------------------

 Common Stock, $.001 par value                                 8,521,210


                                    Page 1 of 13 Pages
                                Exhibit Index is on Page 11

                           SONUS PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                  Page Number
                                                                                                                -----------
         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995............................   3

                  Unaudited Statements of Operations for the three months and nine months ended
                  September 30, 1996 and September 30, 1995............................................................   4

                  Unaudited Statements of Cash Flow for the nine months ended September 30, 1996 and
                  September 30, 1995...................................................................................   5

                  Notes to Financial Statements........................................................................   6

         Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations................   7

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders..................................................   9

         Item 6.  Exhibits and Reports on Form 8-K.....................................................................   9

SIGNATURES ............................................................................................................  11

                           SONUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                             SEPTEMBER 30,
                                                                                 1996             DECEMBER 31,
                                                                              (UNAUDITED)            1995
                                                                              -----------         ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................        $  5,926,151         $  5,656,620
   Marketable securities ............................................          16,125,319           12,564,513
   Prepaid expenses and other current assets ........................             334,313              137,153
                                                                             ------------         ------------
     Total current assets ...........................................          22,385,783           18,358,286

Equipment, furniture, and leasehold improvements net of accumulated
   depreciation of $1,102,383 and $794,364 ..........................           1,074,259            1,123,089
Other assets ........................................................              73,338              164,755
                                                                             ------------         ------------
Total assets ........................................................        $ 23,533,380         $ 19,646,130
                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ..............................................        $  5,000,000         $  5,000,000
   Accounts payable and accrued expenses ............................           2,304,163            1,454,607
   Accrued clinical trials expenses .................................           1,506,352            1,568,992
   Current portion of capitalized lease obligations .................             179,854              207,247
                                                                             ------------         ------------
     Total current liabilities ......................................           8,990,369            8,230,846

Capitalized lease obligations, less current portion .................             333,326              467,989

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value:  5,000,000 authorized; no shares
     outstanding ....................................................                  --                   --
   Common stock, $.001 par value:  20,000,000 shares authorized;
     8,515,724 and 8,448,082 shares outstanding in 1996 and 1995,
     respectively ...................................................          34,249,811           30,106,638
   Accumulated deficit ..............................................         (19,986,629)         (19,066,414)
   Deferred compensation ............................................             (53,497)             (92,929)
                                                                             ------------         ------------
   Total stockholders' equity .......................................          14,209,685           10,947,295
                                                                             ------------         ------------
Total liabilities and stockholders' equity ..........................        $ 23,533,380         $ 19,646,130
                                                                             ============         ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------     -----------------------------
                                                                         1996             1995             1996            1995
                                                                     -----------     ------------     ------------     ------------
Revenues:
  Collaborative agreements .......................................   $ 6,400,000     $    400,000     $ 11,200,000     $  4,100,000
Operating expenses:
  Research and development .......................................     2,495,893        1,514,081        9,380,292        4,202,548
  General and administrative .....................................       923,611          524,160        2,659,356        1,651,238
                                                                     -----------     ------------     ------------     ------------
                                                                       3,419,504        2,038,241       12,039,648        5,853,786
                                                                     -----------     ------------     ------------     ------------
Operating income (loss) ..........................................     2,980,496       (1,638,241)        (839,648)      (1,753,786)
Other income (expense):
  Interest income ................................................       204,711            5,669          506,768           59,036
  Interest expense ...............................................       (43,462)        (273,758)        (172,157)        (651,763)
                                                                     -----------     ------------     ------------     ------------
Income (loss) before income taxes ................................     3,141,745       (1,906,331)        (505,037)      (2,346,513)
Income tax expense ...............................................       340,000           40,844          420,000          491,644
                                                                     -----------     ------------     ------------     ------------
Net income (loss) ................................................   $ 2,801,745     $ (1,947,175)    $   (925,037)    $ (2,838,157)
                                                                     ===========     ============     ============     ============
Net income (loss) per share ......................................   $      0.31     $      (0.95)    $      (0.11)    $      (1.38)
                                                                     ===========     ============     ============     ============
Shares used in computation of net income
  (loss) per share ...............................................     9,130,992        2,050,060        8,467,100        2,061,573
                                                                     ===========     ============     ============     ============
Pro forma, assuming conversions into common stock:
  Net loss per share .............................................                   $      (0.35)                     $      (0.49)
                                                                                     ============                      ============
  Shares used in computation of net loss
  per share ......................................................                      5,412,385                         5,400,748
                                                                                     ============                      ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                        1996                  1995
                                                                                     ------------         -----------
OPERATING ACTIVITIES
Net loss ........ ...........................................................          $ (925,037)        $(2,838,157)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ............................................             308,019             256,909
   Amortization of premium (discount) on marketable securities ..............              32,541              14,154
   Amortization of deferred compensation ....................................              39,432                  --
   Loss on asset retirements ................................................                  --              66,403
   Deferred taxes ...........................................................                  --             200,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other assets ......................................            (105,743)           (329,184)
     Accounts payable and accrued expenses ..................................             852,918           1,359,164
     Change in accrued clinical trials expenses .............................             (62,639)            326,304
     Accrued relocation expenses ............................................              (3,361)           (338,680)
     Deferred revenue .......................................................                  --            (400,000)
                                                                                     ------------         -----------
Net cash provided by (used in) operating activities .........................             136,130          (1,683,087)

INVESTING ACTIVITIES
Purchases of equipment, furniture, and leasehold improvements ...............            (259,190)           (271,453)
Purchases of marketable securities ..........................................         (56,969,288)         (7,968,976)
Proceeds from sale of marketable securities .................................          50,484,820           9,022,657
Proceeds from maturities of marketable securities ...........................           2,895,942             493,087
                                                                                     ------------         -----------
Net cash provided by investing activities ...................................          (3,847,716)          1,275,315

FINANCING ACTIVITIES
Proceeds from line of credit borrowings .....................................          16,400,000           3,850,000
Repayment of line of credit borrowings ......................................          16,400,000                  --
Repayment of notes payable to stockholders ..................................                  --          (2,927,005)
Proceeds from capitalized lease obligations .................................                  --             117,171
Repayment of capitalized lease obligations ..................................            (162,057)           (212,813)
Proceeds from issuance (repurchase) of common stock and warrants ............           4,143,173             (25,414)
                                                                                     ------------         -----------
Net cash provided by financing activities ...................................           3,981,116             801,939

Increase in cash and cash equivalents for the period ........................             269,530             394,167
Cash and cash equivalents at beginning of period ............................           5,656,621              34,719
                                                                                     ------------         -----------
Cash and cash equivalents at end of period ..................................        $  5,926,151         $   428,886
                                                                                     ============         ===========

Supplemental cash flow information:
Interest paid ...............................................................        $     30,962         $   294,381
                                                                                     ============         ===========
Income taxes paid ...........................................................        $    420,000         $   291,644
                                                                                     ============         ===========

                             See accompanying notes

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996 (UNAUDITED)

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

(2)  COLLABORATIVE AGREEMENTS

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories for the marketing and sale of EchoGen (R) Emulsion ("EchoGen") in the United States. SONUS has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for United States marketing and sales. SONUS has retained certain co-promotion rights to EchoGen in the United States. Under the agreement, Abbott has paid the Company $7.0 million as of September 30, 1996 and has agreed to pay an additional $24.0 million consisting of $6.0 million in the form of quarterly payments over the next 6 quarters and $18.0 million in the form of milestone payments conditioned on the achievement of certain regulatory and commercialization milestones. After the United States Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, SONUS will receive 47 percent of net EchoGen revenues in the United States -- a portion of which SONUS must use to fund its responsibilities under the agreement. The agreement spans the life of the patents relating to EchoGen. Abbott can acquire the rights to additional indications for EchoGen by making additional clinical support payments. In addition, Abbott purchased for $4.0 million, five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

(3) SUBSEQUENT EVENTS

         In October 1996, the Company expanded its strategic alliance with Abbott Laboratories by signing a second agreement for EchoGen that extends Abbott's licensed territory to include the following: Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones, of which $12.6 million are offsettable against future royalty payments. After applicable regulatory agencies have approved the marketing of EchoGen, for which there can be no assurance, SONUS will receive a royalty that ranges from 36% to 42% of EchoGen net sales based on aggregate annual sales in the territory. The agreement spans the life of the patents relating to EchoGen in the countries of the territory.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1991, the Company has engaged primarily in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering completed in 1995. As of September 30, 1996, the Company had accumulated net losses of approximately $20.0 million since its inception. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company has completed various Phase 1, Phase 2 and Phase 3 clinical trials of EchoGen since 1994 and in August 1996 submitted a new drug application ("NDA") with the FDA. The Company expects to file for marketing authorization with the European Medicines Evaluation
Agency for EchoGen by year end.

         The Company will not be able to commence U.S. sales of EchoGen unless and until it receives FDA approval. To date, all of the Company's revenues have been derived from option and license payments that have been received under agreements with Abbott Laboratories, Inc. ("Abbott"), Daiichi Pharmaceutical Co. Ltd. ("Daiichi"), and Guerbet S.A. for the collaborative development of EchoGen within the United States and in certain foreign territories. In May 1996, the Company formed a strategic alliance with Abbott Laboratories for the marketing and sale of EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company $31.0 million in upfront, clinical support and milestone payments, of which $7.0 million has been paid as of September 30, 1996. In addition, Abbott has purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company, equal to approximately six percent (6%) of the Company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In April 1993, the Company granted Daiichi an option to acquire exclusive marketing and distribution rights to EchoGen in certain countries in the Pacific Rim. In March 1995, Daiichi exercised the option and entered into a license agreement with the Company. Under the option and license agreements, Daiichi has paid the Company option and license fees totaling $12.0 million and has agreed to pay an additional $20.0 million, consisting of $0.8 million in the form of quarterly payments over the next two quarters and $19.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan. In addition to the option and license agreements, Daiichi entered into a convertible subordinated debenture purchase agreement with the Company in November 1993 under which the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering. In October 1994, the Company granted Guerbet an option, which expired September
30, 1996, to acquire exclusive marketing and distribution rights to EchoGen in Europe. In exchange for such option, the Company received payments totaling approximately $4.7 million, of which $3.6 million, plus accrued interest ($245,875 at the time of conversion),was converted into 549,410 shares of common stock of the Company concurrently with the closing of the Company's initial public offering. The remaining $1.1 million was recognized as revenue in 1994.

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

RESULTS OF OPERATIONS

         Revenue from collaborative agreements increased to $6.4 million for the three months ended September 30, 1996 as compared to $400,000 for the three months ended September 30, 1995. The revenue in the current period represents regular quarterly payments from Abbott and Daiichi as well as milestone payments related to the NDA submission with the U.S. FDA and certain Phase 2 clinical trial results. The prior period revenue represented a regular quarterly payment under the Daiichi agreement. Revenue from collaborative agreements increased to $11.2 million for the nine months ended September 30, 1996 as compared to $4.1 million for the nine months ended September 30, 1995.

         Research and development expenses increased to $2.5 million for the three months ended September 30, 1996 from $1.5 million for the three months ended September 30, 1995 and to $9.4 million for the nine months ended

September 30, 1996 from $4.2 million for the nine months ended September 30, 1995. The increases in the current year periods were primarily due to expenses relating to two Phase 3 clinical trials of EchoGen as well as costs incurred in the preparation and subsequent submission of the NDA.

         General and administrative expenses increased to $924,000 for the three months ended September 30, 1996 from $524,000 for the three months ended September 30, 1995 and to $2.7 million for the nine months ended September 30, 1996 as compared to $1.7 million for the nine months ended September 30, 1995. The increases in the current year periods reflected increased costs of filing and prosecuting patent and trademark applications, the implementation of market research programs, legal fees related to corporate alliances, as well as investor related and other expenses resulting from being a public company.

         Interest income increased to $205,000 and $507,000 for the three and nine months ended September 30, 1996 as compared to $6,000 and $59,000 for the three and nine months ended September 30, 1995, respectively, as a result of larger average invested cash balances resulting from the initial public offering and the Abbott strategic alliance. Interest expense decreased by $230,000 and $480,000 for the three and nine months periods ended September 30, 1996, respectively, primarily due to the repayment of notes to stockholders and the conversion of debts into common stock upon completion of the initial public offering.

         Income taxes of $340,000 and $41,000 for the three months ended September 30, 1996 and 1995, respectively, and income taxes of $420,000 and $492,000 for the nine months ended September 30, 1996 and 1995, respectively, were primarily attributable to withholding taxes paid to Japan relating to the collaborative payments received from Daiichi.

LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 1996, the Company has financed its operations with payments from Abbott, Daiichi and Guerbet of $26.7 million, proceeds from the issuance of convertible, redeemable preferred stock of $4.0 million (which converted into common stock at the closing of the Company's initial public offering), proceeds from a line of credit of $5.0 million, net proceeds of $19.0 million from the initial public offering and proceeds of $4.0 million for the issuance of Common Stock warrants. At September 30, 1996, the Company had cash, cash equivalents and marketable securities of $22.1 million, compared to $18.2 million at December 31, 1995. Cash provided by operations for the nine months ended September 30, 1996 was $136,000 as compared to cash used in operations of $1.7 million for the nine months ended September 30, 1995.

         In August 1996, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which is secured by the tangible assets of the Company. At September 30, 1996, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1997 and bears interest at the prime rate plus 1.0% per annum and the Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities.

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


FORWARD-LOOKING STATEMENTS

         This 10-Q report contains certain forward-looking statements that involve risk and uncertainties. As discussed in the Company's 1995 annual report on Form 10-K, the Company's future operating results are uncertain and may be impacted by the following factors, among others: FDA and foreign regulatory requirements, lengthy regulatory approval process, uncertainty of clinical trials for additional clinical indications of EchoGen, future capital requirements and uncertainty of additional funding, dependence on third parties for funding, clinical development and distribution and uncertainty of market acceptance.

PART II.  OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Number   Description
               ------   -----------

                11.1    Computation of net income (loss) per share.
                11.2    Computation of pro forma net income (loss) per share.


          (B)  REPORTS ON FORM 8-K

               The Company filed the following report on Form 8-K during the quarter ended June 30, 1996:

               1. The Registrant filed a report on Form 8-K on August 23, 1996 in connection with the adoption of a Shareholder Rights Plan dated July 29, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SONUS PHARMACEUTICALS, INC.

Date:    November 14, 1996            By:      /s/  Gregory Sessler
                                               --------------------
                                               Gregory Sessler
                                               Chief Financial Officer and
                                               Assistant Secretary (Principal
                                               Financial Officer and Duly
                                               Authorized Officer)

                                  EXHIBIT INDEX


Exhibit                                                                Page
Number   Description                                                  Number
------   -----------                                                  ------

11.1     Computation of net income (loss) per share.....................12

11.2     Computation of pro forma net income (loss) per share...........13