Form 10-K
period 1996-12-31
SONUS PHARMACEUTICALS INC
filed 1997-03-19
CIK 949858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                         Commission File Number 0-26866

                           SONUS PHARMACEUTICALS, INC.
           (Exact name of the registrant as specified in its charter)

             Delaware                                   95-4343413
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

          22026 20TH AVENUE, S.E., SUITE 102, BOTHELL, WASHINGTON 98021
                    (Address of principal executive offices)

                                 (206) 487-9500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was $180,109,227 based on the closing sales price of $28.875 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of February 28, 1997, 8,531,157 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1997 Annual Meeting of Stockholders to be held June 18, 1997 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.





                               Page 1 of 48 Pages
                        Exhibit Index appears on Page 43
                                        1

                                     PART I
ITEM 1.  BUSINESS

    SONUS Pharmaceuticals, Inc. ("SONUS" or the "Company")is engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. Ultrasound imaging is a widely used, non-invasive, cost-effective technique to examine soft tissues, internal body organs and blood flow in the body. In contrast to other imaging modalities, ultrasound imaging is currently largely performed without the use of a contrast agent. The Company's principal product under development, EchoGen(R) Emulsion, is a contrast agent designed to be administered to a patient prior to performing ultrasound studies to improve image quality. Based upon the Company's clinical trials to date involving over 1,000 people, the Company believes that EchoGen will significantly improve the effectiveness of ultrasound imaging by increasing the reflectivity differential between the bloodstream which carries the contrast agent and the surrounding soft tissue being imaged. A New Drug Application ("NDA") was submitted to the U.S. Food and Drug Administration ("FDA") in August 1996 and a Marketing Authorization Application ("MAA") was submitted to the European Medicines Evaluation Agency ("EMEA") in November 1996 for the approval to market EchoGen in the U.S. and the European Union ("E.U."), respectively. See "Certain Factors That May Affect the Company's Business and Future Results."

    EchoGen is a stable, liquid emulsion, based on the Company's proprietary PhaseShift(TM) technology, which changes from microscopic liquid droplets of dodecafluoropentane ("DDFP") to gas microbubbles during administration. The Company believes EchoGen offers significant benefits as a contrast agent including (i) small bubble size which allows EchoGen to pass through capillaries in the lungs and other organs, (ii) a long half-life which will allow physicians sufficient time to complete an EchoGen-enhanced ultrasound study, and (iii) intensity of the sound wave reflectivity or echogenicity providing for better quality images.

OVERVIEW

    Medical imaging to diagnose and treat disease states and conditions has been an important element of medical treatment since the introduction of x-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. For example, medical imaging currently plays an important role in the diagnosis and treatment of disease states and conditions affecting the vascular and nervous systems and major organs such as the heart, kidney and liver. In 1994, over 100 million soft tissue and organ imaging studies were performed in the United States.

     The most widely used imaging modalities for soft tissues and organs include computed tomography ("CT"), magnetic resonance imaging ("MRI"), nuclear medicine, x-ray angiography and ultrasound. Each medical imaging modality requires specialized equipment and has different patterns of use and applications. The imaging modality to be used is selected based on a variety of factors, including the particular disease state or condition to be studied, image quality, the cost of the study and the status of the patient in the patient management cycle. The use of image-enhancing contrast agents is crucial to some imaging modalities, and has greatly clarified images in others, and in general has broadened the number of imaging applications. A contrast agent is a substance that is administered to the patient, either orally, intravenously or by other routes of injection, to enhance the image by increasing the visibility of the blood vessels or body cavities, as well as other tissues and organs containing the contrast agent. In 1994, 36 million imaging studies utilizing contrast agents were performed in the United States with an estimated cost of $1.6 billion attributable to the contrast agents.

ULTRASOUND IMAGING

     Ultrasound was introduced for medical imaging purposes in the late 1950s as a safe, non-invasive and relatively inexpensive method to provide images of most major soft tissues and organs. Initially, ultrasound was used to image the general shape, size and structure of internal soft tissues and organs. With advances in technology, ultrasound imaging has been used to image blood flow in soft tissues, organs and the vascular system as a means of determining the presence of a disease state or condition. Based on published reports, the Company believes that over 50 million ultrasound imaging procedures are performed annually in the United States, of which a majority are for radiology and cardiology indications. Approximately 18 million radiology ultrasound studies were performed in the United States in 1994 at a typical cost to payors of approximately $100 per study to image abdominal tissues and organs. In an ultrasound study for radiology indications, the physician attempts to image soft tissues and organs and to identify abnormalities and obstructions of the major veins and arteries of the body. In addition, approximately 14 million ultrasound studies were performed in the United States in 1994 for cardiac function indications at a typical cost to payors of approximately $200. In an ultrasound study for cardiac function indications, otherwise known as echocardiography, the physician attempts to obtain an enhanced image of the internal heart structure, including the valves and chambers, to diagnose coronary artery disease, valvular disease and congenital heart defects. The average cost of an ultrasound system is approximately $110,000, and there are approximately 43,000 ultrasound systems installed in the United States in substantially all hospitals and clinics and in many physicians' offices.

    Ultrasound systems use low-power, high-frequency sound waves to produce real-time images. The sound waves emitted by the ultrasound transducer, which is placed on the skin or in a body cavity near the targeted area, are reflected by tissues and fluids, thus allowing the physician to view, characterize and define tissues and organs. The reflected sound waves, or echoes, are received and processed by the ultrasound system and displayed in real-time on the system's monitor. The intensity of the echoes received by the ultrasound system is proportional to the acoustical reflectivity of the tissue or fluid. In standard ultrasound imaging, known as grayscale for radiology applications or two-dimensional ("2D") for cardiology applications, the physician can diagnose, treat and monitor disease states and conditions by analyzing the relative shading of tissues or organs.

    In 1984, color Doppler ultrasound system enhancements were introduced that utilize the principle that the frequency of sound waves reflected by moving objects is altered in proportion to their velocity (a Doppler frequency shift). These enhancements allow physicians to make a hemodynamic assessment (the study of blood circulation through the body) of the patient based on the direction and speed of blood flow through the body as well as in the chambers and valves of the heart. However, since the velocity of blood flow measured by the Doppler ultrasound transducer is dependent upon the angle of the blood vessel in relation to skin surface, the use of Doppler enhancements for certain applications, such as the imaging of the renal artery, which is parallel to the skin, has been limited. More recently, the use of newly introduced "power" Doppler systems, which are capable of measuring the variation of the intensity of signals that have undergone a Doppler frequency shift, has improved the diagnostic utility of ultrasound imaging systems by reducing much of the angle dependence of earlier generation Doppler systems and by allowing the imaging of certain vessels and tissues that could not be imaged effectively with earlier systems.

    Despite such advancements in ultrasound equipment, ultrasound imaging produces images that are less defined and more difficult to interpret than images produced by other imaging modalities such as CT and MRI. For example, the depth and angle of certain organs or arterial vessels within the body limit the use of ultrasound imaging because of the inability to receive echoes from deep within the body and the inability to see the entire length of certain arterial vessels such as the renal artery. In addition, the low acoustic density and reflectivity of blood also limits the use of ultrasound imaging for vascular or perfusion imaging. Accordingly, while anatomical structures may be viewed effectively using ultrasound imaging, physiologic functions of the body, such as blood flow, are not monitored easily. As a further limitation, the lower velocity of blood flow in certain vessels of the body makes it difficult for ultrasound systems to detect Doppler frequency shift signals. For example, infections (absesses) and tumors, which are characterized by lower velocity blood flow, may not be detected by today's ultrasound systems. As a result, many ultrasound procedures are non-diagnostic for technical reasons because the physician is not able to make a definitive diagnosis with the information that is provided by the ultrasound image.

ULTRASOUND CONTRAST AGENTS

    While the use of contrast agents in diagnostic imaging is well established and broadly utilized in other imaging modalities, there has been a lack of commercially available ultrasound contrast agents. For many years, scientists have attempted to develop such agents focusing primarily on methods to encapsulate air microbubbles that reflect the sound waves generated by the ultrasound system. To date, the development of an effective contrast agent has been hampered by the lack of persistence of the microbubbles, or by the challenge that microbubbles were too fragile to pass through the lungs or too large to pass through small blood vessels. Persistence, size and stability of microbubbles are important characteristics given that, once injected in the bloodstream, the contrast agent must pass through the lungs, where gas exchange can eliminate the microbubbles, before reaching the left chambers of the heart and before circulating throughout the vascular system.

    Radiology Indications. The Company believes that the development of an effective ultrasound contrast agent could improve the capabilities of ultrasound imaging for radiology indications, including diagnostic imaging of kidney, liver and peripheral vascular diseases, by increasing the visibility of blood flow and blood flow patterns, and by improving the detection of small lesions or structures deep within the body, where acoustic energy is lost as the transmitted acoustical beam passes through the body. The Company is developing EchoGen for both macrovascular and microvascular indications. In macrovascular indications (the diagnosis of disease states and conditions of the major arteries and veins of the body), an effective ultrasound contrast agent may aid in the detection of strokes and pre-stroke conditions through visualization of intracranial (within the skull) blood vessels, atherosclerosis, vascular graft patency and peripheral vascular thrombosis, a major cause of pulmonary emboli (blood clots in the pulmonary artery and the lungs). For microvascular indications (the diagnosis of disease states and conditions through the analysis of patterns of small vessel blood flow), ultrasound contrast agents may allow the physician to identify lesions, tumors or other diseases in the liver (e.g., adenomas and hemangiomas), kidneys and other tissues and organs. There are no FDA approved ultrasound contrast agents for radiology indications although the Company believes that several are in clinical trials.

    Cardiology Indications. For cardiology indications, the Company believes that an effective ultrasound contrast agent could enable physicians to assess the function of the cardiovascular system as well as myocardial perfusion. An effective ultrasound contrast agent could improve echocardiography by allowing physicians to use left ventricular chamber opacification to assist cardiac function analysis regionally, through wall motion analysis and globally, through ejection fraction measurements. Further, an ultrasound contrast agent, which is persistent and able to pass through small blood vessels, could allow physicians to assess myocardial perfusion to differentiate functioning cardiac tissue from ischemic (blood deficient) and infarcted (dead) tissue. The use of exercise stress to increase the work load of the heart before contrast-enhanced echocardiography could also assist the differentiation of ischemia from infarction. In 1994, the FDA approved the first ultrasound contrast agent for use as an aid for the enhancement of images of ventricular chambers and improved endocardial (inner heart chamber) border definition in patients with suboptimal echoes undergoing certain cardiac function studies. There are no other FDA approved ultrasound contrast agents for cardiac function and none for myocardial perfusion indications, although the Company is aware of one other agent has been submitted to the FDA for approval for cardiac function indications which has received a recommendation for approval from the FDA's Radiological Devices Panel and several others are in clinical trials.

TECHNOLOGY AND PRODUCTS

    The Company has focused its research and development efforts on the development of EchoGen, which produces small microbubbles in the bloodstream that persist long enough to permit completion of diagnostic studies and which can be manufactured and packaged with an acceptable shelf life. To develop EchoGen, the Company initially focused its efforts on identifying a chemical agent that exhibited the desired properties of high persistence and the ability to form small microbubbles when injected. The Company measures the persistence of microbubbles by a standard the Company has defined as a "Q factor." By definition, a Q factor of one equals the length of time an air bubble three microns in diameter remains undissolved in the blood. After studying over 400 chemicals, primarily fluorocarbons, the Company selected dodecafluoropentane ("DDFP") to develop as a potential contrast agent. DDFP has a Q factor of approximately 200,000, which permits it to persist in the blood for over 10 minutes. In addition, DDFP has a boiling point of 28.5(0) C (approximately 83(0)
F), which allows it to exist as a liquid at room temperature or below but change into a gas when administered to a patient. This process, which the Company calls the PhaseShift process, leads to microbubbles in the patient's bloodstream. Through its research and development efforts, and utilizing its proprietary technology, the Company developed EchoGen. EchoGen is a stable, 2% emulsion of DDFP, that through the PhaseShift process creates microbubbles that are small enough to pass through the lungs and circulate in the vascular system. EchoGen is packaged in vials and easily administered by the physician with a single peripheral venous injection prior to or during the ultrasound study. Based on studies conducted to date, the Company believes that EchoGen could have a useful shelf life in excess of twelve months at room temperature.

    The Company believes that EchoGen has the following characteristics, which the Company believes will provide it with an advantage over competing ultrasound contrast agents:

    - Long Persistence. Based on results from clinical trials, the Company believes that EchoGen is sufficiently persistent to complete typical radiology and cardiology studies. The period of persistence of EchoGen varies widely depending upon numerous factors. In radiology indications where Doppler is the primary imaging modality, based on Phase 3 clinical trials, EchoGen persisted on average for approximately fifteen minutes. In Phase 3 studies of cardiac function, where 2D is the preferred imaging modality, EchoGen persisted on average for approximately four minutes.

    - Small Microbubble Size. Following administration, EchoGen microbubbles are small enough to pass through the lungs and circulate in the vascular system, enabling imaging of small blood vessels and tissues. In addition, the small microbubble size may enable EchoGen to penetrate the microvasculature of the heart facilitating myocardial perfusion imaging.

    - Sound Wave Reflectivity. EchoGen exhibits significant sound wave reflectivity, thereby improving image quality and allowing imaging of vessels or organs that are deep within the body.

    - Safety. Results from preclinical and clinical trials conducted to date indicate that DDFP, the active ingredient of EchoGen, is substantially excreted from the body through the lungs within 25 minutes of administration without metabolic changes. Some patients experience transient side effects such feeling of warmth, headache and taste perversion.

STATUS OF CLINICAL TRIALS

    The Company submitted an Investigational New Drug application ("IND") to the FDA in September 1993 and commenced clinical trials in January 1994. The Company uses academic institutions and clinical research organizations to conduct and monitor its clinical trials for radiology and cardiology indications. Under the Company's agreements with Abbott Laboratories ("Abbott"), SONUS is responsible for conducting clinical trials and obtaining regulatory clearances in the U.S. and E.U. Abbott is responsible for conducting clinical trials and obtaining all regulatory clearances in all other countries of the world, excluding Japan and nine other countries in the Pacific Rim. As part of the Company's agreement with Daiichi Pharmaceutical Co., Ltd ("Daiichi"), Daiichi is responsible for conducting clinical trials and obtaining all regulatory clearances in Japan and nine other countries in the Pacific Rim.

RADIOLOGY INDICATIONS

     In 1995, the Company performed a pivotal, 253 patient Phase 3 clinical study in the United States at 18 sites to evaluate radiology indications for EchoGen, specifically contrast enhancement and facilitated visualization of anatomic structures, lesions and blood flow during studies of the liver, kidney and peripheral vasculature. The study design included a placebo-control, randomized single administration and a dosage of 0.05 mL/kg with the results of the study also read by blinded investigators. In the study, based on 152 patients who were studied using the final formulation, EchoGen-enhanced or facilitated visualization of abnormal structures, lesions or blood flow patterns in 94% of the patients. The average duration of contrast enhancement provided by EchoGen in color Doppler studies was over 15 minutes. In addition, EchoGen increased diagnostic confidence in 54% of the studies; reduced non-diagnostic studies by 46%; provided the primary information needed for the diagnosis in 31% of patients; and changed the diagnosis in 12% of patients. Over 42% of the examinations were completed more quickly with EchoGen. EchoGen prevented further studies in 13% of patients and assisted in the therapeutic management of patients 18% of the time.

CARDIOLOGY INDICATIONS

From late 1995 to early 1996, the Company performed a pivotal 258 patient Phase 3 clinical study at 19 sites in the United States to evaluate the efficacy of EchoGen in improving the use of echocardiography to assess cardiac disease in patients who previously had a suboptimal (non-diagnostic) echo exam. EchoGen provided blood pool enhancement or left ventricular opacification in 90% of patients, improved endocardial border delineation in 88% of patients, and improved wall motion assessment in 88% of patients. These results lead to an increased diagnostic confidence in 76% of the patients, disclosed findings not present at baseline in 63% and prevented the need for further studies in 19% of patients. EchoGen salvaged suboptimal echoes in 50% of the patients.

SAFETY RESULTS

     In clinical trials in 560 patients utilizing the current formulation, there were no findings that the Company believes would suggest a toxicologic or pharmacologic response to the administration of EchoGen. There were no effects on organ function, blood chemistry, hematologic or urinalysis results. Adverse events that were considered possibly, probably or definitely related to EchoGen administration were experienced by 6.3% of patients. Those events occurring in greater than 1% of patients include feeling of warmth (2.5%), headache (1.3%) and taste perversion (1.1%). The events were usually mild (90%), occurred within 30 minutes of injection, generally required no treatment and left no sequelae.

ADDITIONAL STUDIES

     In 1996, the Company performed a Phase 2 trial in Europe that enrolled 20 patients who underwent contrast enhanced ultrasound studies of the breast. The results suggest that EchoGen-enhanced ultrasound appears to be useful in distinguishing malignant from benign breast lesions after suspicious lumps are discovered by mammography examination.

     In October 1996, the Company initiated a Phase 2 trial aimed at improving the detection of prostate cancer by contrast ultrasound. Patients with elevated PSA (prostate specific antigen) levels and/or abnormal rectal examinations who have been referred for biopsy will receive a contrast transrectal ultrasound examination ("TRUS") using EchoGen. The purpose of the trial will be to assess whether EchoGen enhanced TRUS can aid in the diagnosis of prostate cancer. Up to 70 patients are expected to be enrolled in this study; 50 have been enrolled to date.

     In January 1997, the Company initiated a multicenter, randomized, blinded Phase 3 trial which will compare the discriminatory power of contrast echocardiography with EchoGen and nuclear medicine scans in diagnosing myocardial infarction by assessing perfusion deficits in the myocardium. The success of this trial may foster new options for the non-invasive diagnosis of coronary artery disease and potentially open up a new patient population for echocardiography. It is planned to enroll a minimum of 200 patients at 10 participating institutions.

     In February 1997, a Phase 1 trial in healthy volunteers undergoing stress echocardiography with EchoGen was commenced in the U.K. This study will evaluate the safety and contrast effect of EchoGen when used in conjunction with both exercise stress and pharmacologic stress in a total of 36 volunteers.

     The commercialization of EchoGen for new indications, beyond those contained in the NDA, will require approval of separate regulatory submissions based on extensive additional clinical testing. There can be no assurance that future clinical trial results will demonstrate any efficacy or will be adequate for regulatory approval. See "Certain Factors That May Affect the Company's Business and Future Results".

MARKETING AND DISTRIBUTION

    The Company's strategy is to market EchoGen through arrangements with third parties in the United States and the rest of the world.

    The Company and Abbott have formed a strategic alliance for the marketing, manufacturing and distribution of EchoGen in the U.S., Europe, Latin America, Canada, Africa, Middle East and certain countries in the Pacific Rim. Under the Abbott alliance the Company has the responsibility to provide technical marketing support during the launch and commercialization of EchoGen in the U.S. The Company and Daiichi have formed a strategic alliance for the marketing, manufacturing and distribution of EchoGen in Japan and nine other countries in the Pacific Rim. See "Strategic Alliances." There can be no assurance that the Company's strategic relationships will be successful.

MANUFACTURING

    The Company has utilized three outside FDA-certified organizations to manufacture EchoGen under current Good Manufacturing Practices ("GMP") requirements for the Company's use in preclinical and clinical studies and produces non-GMP batches of EchoGen at its facilities in Bothell, Washington as part of the Company's ongoing development of the product.

    The Company has entered into an agreement with Abbott pursuant to which Abbott has agreed to scale-up, manufacture and sell EchoGen to the Company at a fixed price, subject to increases in the producer's price index, packaged in final dosage form for a period of five years from the date of FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months' prior notice. Abbott has produced EchoGen in commercial-scale lots for use by the Company in its Phase 3 clinical trials in the United States. The product is manufactured from raw materials supplied to Abbott by the Company. Under the agreement, the Company must purchase minimum annual quantities of EchoGen if FDA approval is received, and the Company has retained the right to manufacture or to have a third party manufacture a portion of its requirements. The inability of Abbott or any alternative contract manufacturer to manufacture and supply the Company with EchoGen would have a material adverse effect on the Company's business, financial condition and results of operations. See "Strategic Alliances" and "Certain Factors That May Affect the Company's Business and Future Results."

     The active chemical ingredient in EchoGen, DDFP, is manufactured by a limited number of vendors worldwide. The Company has entered into supply agreements with two such vendors. The inability of these vendors to supply medical-grade DDFP to the Company could delay the Company's manufacture of, or cause the Company to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the other raw materials of EchoGen are readily available from various suppliers.

RESEARCH AND DEVELOPMENT

    The Company currently conducts research and development activities at its facilities in Bothell, Washington. The Company also funds certain research, preclinical studies and clinical development efforts at universities and other institutions. The Company's primary research and development efforts are directed at the development and application of EchoGen, including clinical trials. In addition, the Company is conducting research in additional ultrasound imaging agents and in other applications of its proprietary technology including pulmonary and intravascular drug delivery. None of the Company's products other than EchoGen have reached the human clinical phase of development and there can be no assurance that the Company will be successful in advancing such products to the human clinical phase. The Company incurred expenses of approximately $11.2 million, $7.2 million and $5.8 million on research and development in fiscal 1996, 1995 and 1994, respectively.

STRATEGIC ALLIANCES

    The Company's strategy is to enter into strategic alliances to facilitate the development, manufacture and distribution of EchoGen. To date, the Company has entered into a collaborative agreement with Daiichi with respect to the marketing and distribution of EchoGen in certain Pacific Rim countries and agreements with Abbott for the manufacturing, marketing and distribution of EchoGen in the rest of the world.

ABBOTT LABORATORIES

     In May 1993, the Company and Abbott, a worldwide manufacturer of health care products, entered into a supply agreement relating to EchoGen. Under this agreement, Abbott has agreed to develop the manufacturing process, assist the Company in FDA submissions and manufacture and sell the product to the Company for an initial five-year period after FDA approval, subject to automatic renewal unless otherwise terminated by either party with one year's prior notice. Abbott is supplying the Company with most of its requirements for EchoGen clinical trials. The Company has agreed to purchase a portion of the United States commercial requirements of EchoGen upon receipt of FDA approval, subject to certain annual minimum purchase requirements at a fixed price, subject to increases in the producer's price index.

     In May 1996, the Company entered into additional agreements with Abbott for the marketing and sale of EchoGen in the U.S. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and U.S. marketing and sales. The Company has retained certain co-promotion rights to EchoGen in the U.S. Under the agreements, Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments, of which the Company had received $11.0 million as of December 31, 1996. After the FDA has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47 percent of net EchoGen revenues in the U.S. - a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott paid $4.0 million for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

     In October 1996, the Company expanded its strategic alliance with Abbott by signing an agreement for EchoGen that extends Abbott's licensed territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones, of which $12.6 million may be offset against future royalty payments. As of December 31, 1996, the Company had received $2.0 million under the agreement. After applicable regulatory agencies have approved the marketing of EchoGen, for which there can be no assurance, the Company will receive a royalty that ranges from 36% to 42% of EchoGen net sales based on aggregate annual sales in the territory. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, ten years from the date of the agreement, or the introduction of a generic equivalent by a third party.

DAIICHI PHARMACEUTICAL CO., LTD.

     In April 1993, the Company and Daiichi entered into an option agreement pursuant to which Daiichi was granted an option to exclusive marketing and distribution rights to EchoGen in the Pacific Rim countries of Japan, Taiwan, The Peoples Republic of China, South Korea, Hong Kong, Thailand, Indonesia, Singapore, Malaysia and the Philippines. Daiichi is a market leader in Japan in the sale of contrast agents for medical imaging. Under the option agreement, the exercise of the option was contingent upon, among other factors, the receipt by Daiichi of certain clinical trial data related to EchoGen. In March 1995, Daiichi exercised its option and entered into a license agreement with the Company. Under these agreements, as of December 31, 1996, Daiichi has paid the Company option and license fees totaling $12.4 million and has agreed to pay an additional $19.6 million mainly in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan. Daiichi is responsible for conducting clinical trials and obtaining all regulatory clearances in the licensed territory and has agreed to pay royalties to the Company on sales of the product. The Company may be required to share with Daiichi any technical advances relating to EchoGen. To date, Daiichi has only conducted preclinical studies for EchoGen. Daiichi has the option to manufacture EchoGen, with raw materials supplied by the Company, for sales in Japan and Taiwan. The term of the license shall expire upon the later of the expiration of the last to expire patents or 10 years after the first commercial sale of the EchoGen in the licensed territory. Daiichi has the right to terminate the license agreement at any time, in which case all rights to EchoGen revert to the Company and the Company retains all payments made through the date of termination. In addition, in November 1993, the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering. There can be no assurance that the Company will receive any further funding of milestone payments from Daiichi. If this collaboration is terminated or unsuccessful, it would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. In order to undertake clinical tests, to produce and to market products for human diagnostic or therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

    The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical studies, (ii) submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of an NDA with respect to the drug, which application is not automatically accepted by the FDA for consideration, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with GMP requirements applicable to the production of pharmaceutical agents.

    Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. Clinical trials involve the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is approved and monitored by an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, informed consents, the safety of human subjects and the possible liability of the institution.

    Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug to humans or the first studies involving new routes of administration or unusual conditions, such as stress echocardiography, the drug is tested for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology in healthy adult subjects. Phase 2 involves detailed evaluation of safety and efficacy of the drug in a range of doses in patients with the disease or condition being studied. Phase 3 trials consist of larger scale evaluation of safety and efficacy and may require greater patient numbers, depending on the clinical indications for which marketing approval is sought.

    The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, resubmission of the NDA, and further time consuming review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the drug.

    In August 1996, the Company submitted an NDA for EchoGen with the FDA based on the data from the Phase 3 clinical trials for radiology and cardiology indications. The FDA accepted the NDA as filed in September 1996 and has scheduled a meeting of Medical Imaging Drugs Advisory Committee for June 30, 1997 to review the NDA. However, no assurance can be given that the Medical Advisory Committee will recommend that the FDA approve EchoGen or that the FDA will ultimately approve the NDA.

    Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the E.U., the general trend has been towards coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each EU country.

    In November 1996, the Company submitted a Marketing Authorization Application to the European Medicines Evaluation Agency for EchoGen under the new centralized "fast track" application procedures whereby a generally binding approval, valid for all 15 nations of the E.U., is obtained by a single application. With the single EMEA review, EchoGen may gain approval in the United Kingdom, Ireland, France, Germany, Italy, Spain, Portugal, Sweden, Finland, Denmark, Belgium, Luxembourg, the Netherlands, Greece and Austria.

    The Committee for Proprietary Medicinal Products ("CPMP") accepted the application as valid at its December, 1996 meeting. Acceptance means a preliminary review of the EchoGen MAA determined that the filing contains the information and studies required by the regulations. However, there can be no assurance that the CPMP will recommend that EchoGen be approved or that Marketing Authorization will be granted by the European Agencies.

    The level of regulation in other foreign jurisdictions varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain foreign markets, the Company may be subject to governmentally mandated prices for EchoGen.

    The Company is and may be subject to regulation under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. The Company also will be subject to other present and possible future local, state, federal and foreign regulation.

COMPETITION

    The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although there is currently only one commercially available ultrasound imaging contrast agent in the U.S. for certain cardiology applications and, to the knowledge of the Company, only one other ultrasound imaging agent that has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. In addition, there is one ultrasound contrast agent approved for marketing in certain countries in Europe for certain cardiology and radiology indications and the Company believes that several others are in clinical trials. The Company also believes that other medical and pharmaceutical companies will compete with the Company in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA or foreign jurisdictional approval for their products more rapidly than the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

PATENTS AND PROPRIETARY RIGHTS

    The Company considers the protection of its technology to be material to its business. In addition to seeking United States patent protection for many of its inventions, the Company is seeking patent protection in certain foreign countries in order to protect its proprietary rights to inventions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The Company's success will depend, in part, on its ability to obtain patents, defend patents and protect trade secrets. The Company has filed patent applications in the U.S. and 43 foreign countries relating to its principal technologies. In the United States, eight patents have been issued to the Company, the claims of which are directed to EchoGen and other ultrasound contrast media which include gaseous fluorine-containing chemicals. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

    The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, the Company may participate in interference proceedings conducted by the United States Patent and Trademark Office ("PTO") or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to the Company and distraction of the Company's management.

    The Company has obtained registered trademarks for its corporate name and for EchoGen in the U.S. and certain foreign countries. There can be no assurance that the registered or unregistered trademarks or trade names of the Company may not infringe upon third party rights. The requirement to change the trademarks or trade name of the Company could entail significant expenses and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or know how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

PRODUCT LIABILITY INSURANCE

     The clinical testing, manufacturing and marketing of the Company's products may expose the Company to product liability claims. The Company maintains liability insurance for claims arising from the use of its products in clinical trials with limits of $5.0 million per claim and in the aggregate. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations. Further, if EchoGen is approved by the FDA for marketing, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

HUMAN RESOURCES

     At March 1, 1997, the Company had 40 employees, 31 engaged in research, development, clinical development and manufacturing activities, and 9 in marketing and administration. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS, AMONG OTHERS, WHICH MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENT. BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE AND INVESTORS SHOULD NOT USE HISTORICAL RESULTS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

     Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. The Company is subject to uncertain governmental regulatory requirements and a lengthy approval process for its products prior to any commercial sales of its products. The development and commercial use of the Company's products is regulated by the FDA, EMEA and comparable foreign regulatory agencies. The regulatory approval process for new ultrasound contrast agents, including required preclinical studies and clinical trials, is lengthy and expensive. The Company has filed for approval of only one product, EchoGen, with the FDA and the EMEA. The Company's collaborative partners are responsible for regulatory filings in all other jurisdictions, none of which have been filed. The Company and its collaborative partners may encounter significant delays or excessive costs in its efforts to secure necessary approvals. There can be no assurance that the necessary FDA and EMEA clearances and other foreign regulatory approvals will be obtained in a timely manner, if at all. The Company cannot predict if or when any of its products under development will be commercialized. See "Government Regulations."

     Unproven Safety and Efficacy; Uncertainty of Clinical Trials. The Company currently has only one product, EchoGen, in human clinical trials. Although the Company has completed the necessary pivotal clinical trials it believes will satisfy the requirements for approval of EchoGen by the FDA and the EMEA, there can be no assurance that there will not be the need for additional clinical trials or that such trials if begun, will demonstrate any efficacy or will be completed successfully in a timely manner, if at all. See "Status of Clinical Trials" and "Government Regulations." In addition, the initial filings for approval of EchoGen covers only certain cardiology and radiology applications. The Company believes EchoGen may be used in other applications, such as myocardial perfusion, stress echocardiography, breast and prostate cancer and has begun clinical studies in those applications. Failure to complete successfully any of its clinical trials on a timely basis or at all would have a material adverse effect on the Company's business, financial condition and results of operations. In clinical trials in humans to date adverse events related to the final formulation of EchoGen have been infrequent, mild and transient, including feeling of warmth, headache and taste perversion. There can be no assurance that more serious side effects will not be encountered in future trials.

    The regulatory requirements for EchoGen are uncertain because the use of contrast agents for ultrasound imaging is new and has not been extensively tested in humans. In addition, during the development and clinical testing of EchoGen, the Company investigated a number of techniques to improve the administration of EchoGen. Initially, EchoGen was administered by injection through a medical grade filter to facilitate microbubble formation, and certain of the Company's Phase 1 and Phase 2 clinical trials were conducted using this technique. In April 1995, the Company selected an administration technique that utilizes hypobaric effects to activate EchoGen prior to injection. There can be no assurance that the FDA will not require further extensive testing of EchoGen with this administration technique beyond the current scope of clinical trials which the Company is performing or contemplating performing. Such additional clinical testing could entail regulatory delays, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    Future United States or foreign legislative or administrative actions also could prevent or delay regulatory approval of the Company's products. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored drug.

    History of Operating Losses; Uncertainty of Future Financial Results. The Company's future financial results are uncertain. Although the Company reported net income for the year ended December 31, 1996, the Company has experienced significant losses since its inception in 1991, accumulating approximately $17.4 million as of December 31, 1996, and may incur net losses in the foreseeable future. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials, and general and administrative expenses. The Company anticipates that its operating expenses will increase significantly in the future as the Company prepares for the anticipated commercialization of EchoGen and increases its research and development expenditures on new products. However, there can be no assurance that the Company will obtain regulatory approvals in order to generate product revenues. If the Company is unable to generate significant product revenues, it may incur substantial losses. Moreover, even if the Company generates significant product revenues, there can be no assurance that the Company will be able to sustain profitability. The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into of new product license agreements by the Company and the timing and costs of clinical trials conducted by the Company.

    Uncertainty of Market Acceptance. To date, only one contrast agent for use in ultrasound imaging has received FDA approval, and the general market acceptance of contrast agents for ultrasound imaging is uncertain. Market acceptance of EchoGen may depend upon a number of factors, including efficacy, safety, price and ease of administration. In addition, market acceptance may depend upon the Company's ability to educate the medical community on the diagnostic and clinical efficacy of ultrasound contrast agents in general and EchoGen in particular and the ability to obtain reimbursement from third party payors. Market acceptance may also depend upon the clinical utility and cost effectiveness of EchoGen. There can be no assurance that EchoGen, if successfully developed and commercialized, will gain market acceptance. Failure of EchoGen to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    Future Capital Requirements and Uncertainty of Additional Funding. The Company's development efforts to date have consumed substantial amounts of cash and the Company has generated only limited revenues from payments received from its collaborative partners. There can be no assurance that the Company will continue to receive such payments in the future. The Company expects that its cash requirements will increase significantly in the future, and there can be no assurance that such cash requirements will be met on satisfactory terms, if at all. The Company's capital requirements will depend on numerous factors, including: the progress of the Company's research and development programs; progress with preclinical testing and clinical trials; the time and costs required to gain regulatory approvals; the resources the Company devotes to product development; the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks; and the costs of developing the technical marketing support capabilities required under the Company's agreements with Abbott. The Company may be required to seek additional funds through debt or equity financing. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If adequate funds are not available on acceptable terms, the Company will be required to delay or scale back its product development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Third Parties for Funding, Clinical Development and Distribution. The Company is dependent on collaborative partners for a variety of activities, including conducting foreign clinical trials, obtaining required foreign regulatory approvals and manufacturing, marketing and distributing its products. The Company has entered into a number of agreements with Abbott for the manufacturing, marketing and distribution of EchoGen in all territories of the world except for Japan and nine other Pacific Rim countries. The Company is dependant on Abbott to fund a substantial portion of the Company's operating expenses, to manufacture EchoGen for clinical trials and for commercial sale, if approved, to conduct clinical trials and obtain regulatory approval in its territories outside of the U.S. and the E.U., and to market and distribute EchoGen in its territories. There can be no assurance that the collaboration will continue or be successful. Abbott has the right, in its sole discretion, to terminate the marketing collaboration at any time with one year's notice to the Company. The Company has entered into a license agreement with Daiichi to market and distribute EchoGen throughout the Pacific Rim. The Company is dependent on Daiichi to fund a portion of the Company's operating expenses and to conduct clinical trials, make required regulatory filings, obtain regulatory approval for EchoGen and distribute EchoGen in the Pacific Rim. There can be no assurance that the collaboration will continue or be successful. Daiichi has the right, in its sole discretion, to terminate the collaboration at any time upon notice to the Company. If the agreements with Abbott or Daiichi are terminated or the collaborations are not successful, the Company will not receive scheduled milestone and funding payments and will be required to identify an alternative collaborative partner(s), which would have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and protect trade secrets. The Company has filed patent applications in the U.S. and 43 foreign countries relating to its principal technologies. In the United States, eight patents have issued to the Company, the claims of which are directed to EchoGen and other ultrasound contrast media which include gaseous fluorine-containing chemicals. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, that the ownership of any issued patents will be changed through interference proceedings or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

    The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that existing patents or pending patents which issue at or later date belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition and Risk of Technological Obsolescence. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although, there is currently only one commercially available ultrasound imaging contrast agent in the U.S. for certain cardiology applications, and, to the knowledge of the Company, only one other ultrasound imaging agent that has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. The Company also believes that other medical and pharmaceutical companies will compete with the Company in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

    Limited Manufacturing Experience; Dependence on Limited Contract manufacturers and Suppliers. The Company currently relies primarily on Abbott to produce EchoGen for research and development and preclinical and clinical trials. Abbott's manufacturing site is subject to routine FDA and other regulatory inspections of its manufacturing practices. In addition there are a limited number of contract manufacturers that operate under GMP regulations, as required by the FDA. Unless the Company develops an in-house manufacturing capability or is able to identify and qualify alternative contract manufacturers, it will be entirely dependent on Abbott for the manufacture of EchoGen. There can be no assurance that the Company's reliance on Abbott for the manufacture of its products will not result in interruptions, delays or stoppages in the supply of EchoGen. The active chemical ingredient in EchoGen, DDFP, is manufactured by a limited number of vendors worldwide. The Company has entered into supply agreements with two such vendors. The inability of these vendors to supply medical-grade DDFP to the Company could delay the Company's manufacture of, or cause the Company to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on the

Company's business, financial condition and results of operations. The Company believes the other raw materials of EchoGen are readily available from various suppliers.

    Lack of Marketing and Sales Experience. The Company has no experience in marketing, sales and distribution. The Company's strategy is to market EchoGen through its established strategic alliances and distribution arrangements with Abbott and Daiichi. There can be no assurance that the Company will be successful in maintaining these arrangements or that its collaborative partners in these arrangements will be successful in marketing and selling the Company's products. The Company's agreement with Abbott requires the Company to provide technical marketing support to Abbott's sales, marketing and distribution activities in the U.S. The Company is in the very early stages in recruiting the staff which will provide such technical support. There can be no assurance that the Company will be successful in establishing technical support capability. If the Company does not provide adequate technical support, Abbott can choose to take over the technical support responsibilities and SONUS would be required to negotiate a lower royalty rate with Abbott to reflect the reduced responsibilities.

     Limitations on Third-Party Reimbursement. The Company's ability to successfully commercialize EchoGen will depend in part upon the extent to which reimbursement of the cost of EchoGen and related treatments will be available from domestic and foreign health administration authorities, private health insurers and other payor organizations. Third party payors are increasingly challenging the price of medical products and services or restricting the use of certain procedures in an attempt to limit costs. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available. In certain foreign markets, the Company may be subject to governmentally mandated prices for EchoGen. If adequate reimbursement is not provided by governments and third party payors for the Company's potential products or if adverse pricing is mandated by foreign governments, the Company's business, financial condition and results of operations would be materially adversely affected.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 19,000 square feet of laboratory and office space in a single facility in Bothell, Washington. The lease expires in April 1999 and includes an option to extend the term of the lease for three years. In addition, the Company has an option to lease approximately 8,900 square feet of space contiguous with its current facility. The Company believes that this facility will be adequate to meet its projected needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK

     The Company's common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. As of February 28, 1997, there were 130 stockholders of record of the Company's common stock. The high and low sales prices of the Company's common stock as reported by Nasdaq are as follows:

1995                          High            Low
----                          ----            ---
Fourth Quarter                13              6 3/4

1996
----
First Quarter                 19              10 3/4
Second Quarter                23 1/4          15 7/8
Third Quarter                 21 5/8          16 1/4
Fourth Quarter                30              19 3/8

ITEM 6.           SELECTED FINANCIAL DATA


                                                                   Year Ended December 31,
                                                  ---------------------------------------------------------
                                                   1996        1995         1994         1993         1992
                                                  ------      ------      -------      -------       ------
                                                               (in thousands, except per share data)
Statement of Operations Data:
Revenues ...................................     $16,600     $ 4,500      $ 1,053      $ 3,300       $   --
Total operating expenses ...................      14,988       9,416        9,259        5,491        1,650
Net income (loss) ..........................       1,722      (5,939)      (8,897)      (2,589)      (1,622)
Net income (loss) per share (1) ............        0.19       (1.77)       (4.19)       (1.23)
Shares used in computation of net
   income (loss) per share (1) .............       8,999       3,354        2,122        2,111
Pro forma net income (loss) per share (1)(2)        --         (0.99)       (1.80)       (0.58)
Shares used in computation of pro
   forma net income (loss) per share (2) ...        --         5,981        4,928        4,472


                                                                        December 31,
                                                 --------------------------------------------------------
                                                  1996        1995         1994       1993          1992
                                                 -------     -------     -------     -------      -------
                                                                       (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
   securities ..............................     $25,131     $18,221     $ 1,644     $ 2,307      $ 1,293
Total assets ...............................      26,762      19,646       3,195       3,411        2,059
Total long term liabilities and convertible,
   redeemable preferred stock ..............         240         468       7,403       6,479        3,282
Total stockholders' equity (deficit) .......     $16,877     $10,947     $(13,041)   $(4,222)     $(1,636)

----------
(1) Such amounts for 1992 are not considered meaningful.

(2) See Note 1 of Notes to Financial Statements for a description of the computation of pro forma per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis set forth below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others: uncertainty of governmental regulatory requirements in the U.S. and foreign countries; lengthy regulatory approval process; uncertainty of safety and efficacy; uncertainty of clinical trials; uncertainty of market acceptance; competitive products; future capital requirements and uncertainty of additional funding and dependence on third parties for manufacturing, marketing and sales. See "Business -- Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

     Since its inception in October 1991, the Company has been engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering of common stock completed in October 1995. As of December 31, 1996 the Company had accumulated net losses of approximately $17.4 million since inception. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company has completed various Phase 1, 2 and Phase 3 clinical trials of EchoGen since 1994 and in August 1996 submitted a New Drug Application ("NDA") with the U.S. Food and Drug Administration
("FDA"). In November 1996, the Company filed a Marketing Authorization Application ("MAA") for EchoGen with the European Medicines Evaluation Agency ("EMEA").

     The Company will not be able to commence sales of EchoGen unless and until it receives the appropriate regulatory approvals in the United States and the various international markets. To date, all of the Company's revenues have been derived from option and license payments that have been received under agreements for the collaborative development of EchoGen worldwide.

     In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for the marketing and sale of EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments. In addition, Abbott purchased, for $4.0 million, warrants to acquire 500,000 shares of the Company's common stock. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's licensed territory to include Europe, Latin America, Canada, Middle East, Africa, and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale.

     In April 1993, the Company granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi") an option to acquire exclusive marketing and distribution rights to EchoGen in Japan and nine other Pacific Rim countries. In March 1995, Daiichi exercised the option and entered into a license agreement with the Company. Under the option and license agreements, Daiichi agreed to pay the Company $32.0 million of option and license fees and milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones. In addition to the option and license agreements, Daiichi entered into a convertible subordinated debenture purchase agreement with the Company in November 1993 under which the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering.

     In October 1994, the Company granted Guerbet S.A. ("Guerbet") an option to acquire exclusive marketing and distribution rights to EchoGen in Europe. In exchange for such option, the Company received payments totaling approximately $4.7 million, of which $3.6 million, plus accrued interest ($245,875 at the time of conversion), was converted into 549,410 shares of Common Stock of the Company concurrently with the closing of the Company's initial public offering. In August 1996, Guerbet elected not to exercise its licensing option and the Company subsequently entered into the October 1996 agreement with Abbott for European rights to EchoGen.

     The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and are affected by, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into product license agreements by the Company and the timing and costs of the clinical trials conducted by the Company. The Company's current collaborative partners can terminate their agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Revenue from collaborative agreements increased to $16.6 million for the year ended December 31, 1996 as compared to $4.5 million for the year ended December 31, 1995. Revenue in 1996 consisted of $12.0 and $4.6 million of payments received from Abbott and Daiichi, respectively. The increase reflects the achievement of certain clinical trial and regulatory milestones which trigger payments from collaborative partners. Milestone payments in 1996 related primarily to the EchoGen NDA filing in the United States and the marketing authorization filing with EMEA in Europe.

     Research and development expenses increased to $11.2 million in 1996 compared to $7.2 million in 1995 primarily due to increased clinical trial costs associated with EchoGen, preparation of the NDA and MAA filings with the FDA and EMEA, respectively, and additional investment in the development of new products.

     General and administrative expenses were $3.8 million in 1996 compared to $2.2 million in 1995. The higher level of expenses was primarily the result of the increase in business development activities and associated revenue related to corporate alliances, the implementation of marketing programs in anticipation of FDA approval and planned product launch, costs of filing new patent and trademark applications and, to a lesser extent, the additional activities of being a publicly-held company including investor and shareholder relations and SEC reporting and compliance.

     Interest income increased to $0.8 million in 1996 from $0.3 million in 1995. The increase was primarily due to the larger cash and marketable securities balances in 1996 resulting from the Company's initial public offering in October 1995 and proceeds from the warrant purchased by Abbott in May 1996. Interest expense decreased to $0.2 million in 1996 compared to $0.8 million in 1995 primarily due to the repayment of notes to stockholders and the conversion of certain debts into common stock at the time of the initial public offering.

     Income taxes of $0.5 million for the year ended December 31, 1996 were primarily attributable to withholding taxes related to collaborative payments received from Daiichi.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    Revenue from collaborative agreements increased to $4.5 million for the year ended December 31, 1995 as compared to $1.1 million for the year ended December 31, 1994 due to the timing of the license and license option fees received from Daiichi and Guerbet, respectively.

    Research and development expenses increased to $7.2 million for the year ended December 31, 1995 from $5.8 million for the year ended December 31, 1994 primarily due to increased clinical trial costs of EchoGen.

    General and administrative expenses increased to $2.2 million for the year ended December 31, 1995 from $1.5 million for the year ended December 31, 1994, reflecting increased staffing, the filing and prosecution of patent and trademark applications and severance costs.

    Relocation expenses were $2.0 million for the year ended December 31, 1994 due to the relocation of the Company's executive offices and laboratory facilities from Southern California to Bothell, Washington to facilitate the recruitment and retention of key personnel and to access resources available in the Seattle area in the medical imaging industry and academic institutions. In connection with the relocation, the Company incurred expenses for reimbursing costs of employees who relocated, the moving of assets, accruing of lease costs for vacated space and the write-down of assets related to the California facility.

    Interest income increased to $261,000 for the year ended December 31, 1995 from $60,000 for the year ended December 31, 1994 as a result of larger average invested cash balances resulting from the initial public offering. Interest expense was $752,000 for the year ended December 31, 1995 compared to $598,000 for the year ended December 31, 1994. The increase resulted primarily from interest accrued on Guerbet option fees and interest incurred under the line of credit offset by a decrease in interest accrued on the Daiichi convertible debt and the reversal of interest accrued on a license advance from Daiichi.

    Income taxes of $532,000 for the year ended December 31, 1995 were primarily attributable to withholding taxes paid in Japan relating to the collaborative payments received from Daiichi.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations with payments from collaborative agreements, proceeds from an initial public offering, proceeds from the issuance of convertible, redeemable preferred stock (which converted into common stock at the closing of the Company's initial public offering) and a $5.0 million line of credit. At December 31, 1996, the Company had cash, cash equivalents and marketable securities of $25.1 million, compared to $18.2 million at December 31, 1995. Cash provided by operations for the year ended December 31, 1996 was $3.5 million compared to cash used in operations of $7.8 million for the comparable period in fiscal 1995.

    In August 1995, the Company entered into a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which bears interest at the prime rate plus 1.0% per annum. At December 31, 1996, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1997 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities in order to borrow under the line of credit.

     At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $15.8 million. These carryforwards will expire beginning in the year 2006. The initial public offering of common stock by the Company caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of this ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards.

     The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs, clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS:                                           PAGE
                                                                         ----
Report of Independent Public Accountants                                  29
Balance Sheets as of December 31, 1996 and 1995                           30
Statements of Operations for the years ended December
     31, 1996, 1995 and 1994                                              31
Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                     32
Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                     33
Notes to the Financial Statements                                         34


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     Not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
SONUS Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of SONUS Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONUS Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Seattle, Washington
January 31, 1997

                           SONUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS




                                                                                  DECEMBER 31,
                                                                             1996              1995
                                                                         ------------      ------------
Assets
Current assets:
  Cash and cash equivalents ........................................     $  7,236,615      $  5,656,620
  Marketable securities ............................................       17,894,450        12,564,513
  Prepaid expenses and other current assets ........................          397,733           243,269
                                                                         ------------      ------------
        Total current assets .......................................       25,528,798        18,358,286
Equipment, furniture, and leasehold improvements, net ..............        1,168,503         1,123,089
Other assets .......................................................           64,878            58,639
                                                                         ------------      ------------
Total assets .......................................................     $ 26,762,179      $ 19,646,130
                                                                         ============      ============

Liabilities and Stockholders' Equity
Current liabilities:
  Bank line of credit ..............................................     $  5,000,000      $  5,000,000
  Accounts payable and accrued expenses ............................        2,203,806         1,454,607
  Accrued clinical trial expenses ..................................        1,213,563         1,568,992
  Deferred revenue .................................................        1,000,000              --
  Current portion of capitalized lease obligations .................          228,049           207,247
                                                                         ------------      ------------
     Total current liabilities .....................................        9,645,418         8,230,846
Capitalized lease obligations, less current portion ................          239,511           467,989
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value:
        5,000,000 shares authorized; no shares outstanding .........             --                --
   Common stock, $.001 par value:
        20,000,000 shares authorized; 8,530,911 and 8,448,082 shares
        outstanding in 1996 and 1995, respectively .................       34,275,015        30,106,638
   Accumulated deficit .............................................      (17,355,374)      (19,066,414)
   Deferred compensation ...........................................          (42,391)          (92,929)
                                                                         ------------      ------------
     Total stockholders' equity ....................................       16,877,250        10,947,295
                                                                         ------------      ------------
Total liabilities and stockholders' equity .........................     $ 26,762,179      $ 19,646,130
                                                                         ============      ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS





                                                                             YEAR ENDED DECEMBER 31,
                                                                    1996              1995               1994
                                                                 ------------      ------------      ------------
Revenues:
  Collaborative agreements .................................     $ 16,600,000      $  4,500,000      $  1,052,631

Operating expenses:
  Research and development .................................       11,181,468         7,189,478         5,775,214
  General and administrative ...............................        3,806,858         2,226,345         1,532,387
  Relocation expenses ......................................             --                --           1,951,107
                                                                 ------------      ------------      ------------
                                                                   14,988,326         9,415,823         9,258,708
                                                                 ------------      ------------      ------------

Operating income (loss) ....................................        1,611,674        (4,915,823)       (8,206,077)

Other income (expense):
  Interest income ..........................................          832,936           260,860            59,965
  Interest expense .........................................         (212,465)         (752,334)         (597,717)
                                                                 ------------      ------------      ------------
Income (loss) before income taxes ..........................        2,232,145        (5,407,297)       (8,743,829)
Income taxes ...............................................          510,000           531,644           153,446
                                                                 ------------      ------------      ------------
Net income (loss) ..........................................     $  1,722,145      $ (5,938,941)     $ (8,897,275)
                                                                 ============      ============      ============

Net income (loss) per share ................................     $       0.19      $      (1.77)     $      (4.19)
                                                                 ============      ============      ============
Shares used in computation of net income (loss) per share ..        8,998,530         3,354,225         2,122,422
                                                                 ============      ============      ============

Pro forma, assuming conversions into common stock:
  Net loss per share .......................................                       $      (0.99)     $      (1.80)
                                                                                   ============      ============
  Shares used in computation of pro forma net loss per share                          5,981,021         4,927,643
                                                                                   ============      ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Common Stock
                                                ----------------------------     Accumulated        Deferred
                                                   Shares          Amount          Deficit        Compensation          Total
                                                ------------    ------------    ------------      ------------      ------------
Balance at December 31, 1993 ..............        1,774,045    $     12,582    $ (4,235,019)           $ --        $ (4,222,437)
  Exercise of stock options ...............          254,875          72,314            --                --              72,314
  Issuance of warrants ....................             --             1,000            --                --               1,000
  Net loss ................................             --              --        (8,897,275)             --          (8,897,275)
  Deferred compensation ...................             --            54,500                           (54,500)             --
  Amortization of deferred
    compensation ..........................             --              --              --               6,510             6,510
  Unrealized losses on marketable
    securities ............................             --              --            (1,013)             --              (1,013)
                                                ------------    ------------    ------------      ------------      ------------
Balance at December 31, 1994 ..............        2,028,920         140,396     (13,133,307)          (47,990)      (13,040,901)
  Initial public offering of common
    stock net of offering costs of
    $2,476,938 ............................        3,063,750      18,969,313            --                --          18,969,313
  Conversion of redeemable preferred
    stock into common stock ...............        2,325,219       3,995,000            --                --           3,995,000
  Conversion of refundable option fees into
    common stock ..........................          549,410       3,845,875            --                --           3,845,875
  Conversion of convertible subordinated
    debenture into common stock ...........          462,857       3,000,000            --                --           3,000,000
  Issuance of common stock ................           97,840          49,651            --                --              49,651
  Repurchase of common stock ..............          (79,914)        (26,172)           --                --             (26,172)
  Net loss ................................             --              --        (5,938,941)             --          (5,938,941)
  Deferred compensation ...................             --           132,575            --            (132,575)             --
  Amortization of deferred
    compensation ..........................             --              --              --              87,636            87,636
  Unrealized gains on marketable
    securities ...........................              --              --             5,834              --               5,834
                                                ------------    ------------    ------------      ------------      ------------
Balance at December 31, 1995 ..............        8,448,082      30,106,638     (19,066,414)          (92,929)       10,947,295
  Issuance of common stock ................           82,829         168,377            --                --             168,377
  Proceeds from issuance of warrants ......             --         4,000,000            --                --           4,000,000
  Net income ..............................             --              --         1,722,145              --           1,722,145
  Amortization of deferred
    compensation ..........................             --              --              --              50,538            50,538
  Unrealized losses on marketable
    securities ............................             --              --           (11,105)             --             (11,105)
                                                ------------    ------------    ------------      ------------      ------------
Balance at December 31, 1996 ..............        8,530,911    $ 34,275,015    $(17,355,374)     $    (42,391)     $ 16,877,250
                                                ============    ============    ============      ============      ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                     1996              1995             1994
                                                                                 ------------      ------------      ------------
Operating activities:
Net income (loss) ..........................................................     $  1,722,145      $ (5,938,941)     $ (8,897,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..........................................          421,098           352,311           306,817
    Amortization of discount on marketable securities ......................          (11,105)          (12,662)          (14,950)
    Loss on asset retirements ..............................................           53,958              --             110,122
    Deferred taxes .........................................................             --             200,000          (200,000)
    Amortization of deferred compensation ..................................           50,538            87,636             6,510
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets ....................................         (160,703)         (142,871)           38,031
      Accounts payable and accrued expenses ................................          749,199           829,339           478,781
      Accrued clinical trial expenses ......................................         (355,429)        1,404,729              --
      Accrued relocation expenses ..........................................             --            (563,670)          662,224
      Deferred revenue .....................................................        1,000,000        (4,000,000)        4,000,000
                                                                                 ------------      ------------      ------------
Net cash provided by (used in) operating activities ........................        3,469,701        (7,784,129)       (3,509,740)

Investing activities:
Purchases of equipment, furniture, and leasehold improvements ..............         (520,470)         (283,674)         (702,163)
Purchases of marketable securities .........................................      (74,256,557)      (49,907,612)      (18,651,010)
Proceeds from sales of marketable securities ...............................       62,529,763        38,429,216        18,407,621
Proceeds from maturities of marketable securities ..........................        6,396,857           541,720           806,375
                                                                                 ------------      ------------      ------------
Net cash used in investing activities ......................................       (5,850,407)      (11,220,350)         (139,177)

Financing activities:
Proceeds from line of credit borrowings ....................................       21,400,000        10,000,000              --
Repayment of line of credit borrowings .....................................      (21,400,000)       (5,000,000)             --
Notes payable to stockholders ..............................................             --                --           2,500,005
Repayment of notes payable to stockholders .................................             --          (2,927,005)          (73,198)
Proceeds from capitalized lease obligations ................................             --             274,560           282,096
Repayment of capitalized lease obligations .................................         (207,676)         (313,967)         (247,611)
Refundable option fees converted into common stock .........................             --           3,600,000              --
Proceeds from issuance of common stock .....................................          168,377        18,992,792            73,314
Proceeds from issuance of warrants .........................................        4,000,000              --                --
Proceeds from sale of preferred stock ......................................             --                --           1,000,000
                                                                                 ------------      ------------      ------------
Net cash provided by financing activities ..................................        3,960,701        24,626,380         3,534,606
                                                                                 ------------      ------------      ------------

Change in cash and equivalents for the period ..............................        1,579,995         5,621,901          (114,311)
Cash and equivalents at beginning of period ................................        5,656,620            34,719           149,030
                                                                                 ------------      ------------      ------------
Cash and equivalents at end of period ......................................        7,236,615         5,656,620            34,719
Marketable securities ......................................................       17,894,450        12,564,513         1,609,341
                                                                                 ------------      ------------      ------------
Total cash and marketable securities .......................................     $ 25,131,065      $ 18,221,133      $  1,644,060
                                                                                 ============      ============      ============

Supplemental cash flow information:
Interest paid ..............................................................     $    198,934      $    694,677      $    431,263
Income taxes paid ..........................................................     $    460,000      $    331,644      $    353,446


                             See accompanying notes

                           SONUS PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SONUS Pharmaceuticals, Inc. (the "Company") is primarily engaged in the research and development of proprietary contrast agents for use in ultrasound imaging.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase.

MARKETABLE SECURITIES

     The Company classifies the marketable securities investment portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the unrealized gains and losses included as a component of accumulated deficit. Interest earned on securities available for sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are also included in interest income. The cost of securities sold is based on the specific identification method.

CONCENTRATIONS OF CREDIT RISK

     The Company invests its excess cash in accordance with guidelines which limit the credit exposure to any one financial institution and to any one type of investment, other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities are generally not collateralized and primarily mature within one year.

REVENUES FROM COLLABORATIVE AGREEMENTS

     Option, license and milestone payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received which have not met the appropriate criteria are recorded as deferred revenue.

EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture, and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease.

STOCK COMPENSATION

    In 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). In accordance with the provisions of SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

PER SHARE DATA

     Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents are calculated under the treasury stock method and consist of unexercised stock options and warrants. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of the Company's initial public offering (IPO) in October 1995, have been included in the calculation as if they were outstanding for all periods prior to the IPO using the treasury stock method and the IPO price of $7.00 per share, even though the effect of their inclusion is antidilutive.

     The pro forma unaudited per share data are based on the number of shares calculated above, plus the following adjustments:

    - All shares of convertible, redeemable preferred stock outstanding prior to the October 1995 IPO are assumed to have been converted to common stock at the time of issuance.

    - The convertible subordinated debenture is assumed to have been converted to common stock at the time of issuance at a conversion price equal to the IPO price of $7.00 per share divided by 1.08.

    - The $3.6 million of deferred revenue from the time of receipt plus accrued interest, is assumed to have been converted into common stock at a conversion price equal to the IPO price of $7.00 per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain balance sheet amounts reported in the prior year have been reclassified to conform to current year presentation.

2.  MARKETABLE SECURITIES

     Marketable securities consist of the following at December 31, 1996:


                                                                GROSS             GROSS
                                                             UNREALIZED        UNREALIZED
                                               COST            GAINS             LOSSES          FAIR VALUE
                                           ------------     ------------      ------------      ------------
U.S. Government Obligations ..........     $ 11,996,089     $      7,406      $     (8,470)     $ 11,995,025
Corporate Debt Securities (principally
   commercial paper) .................        5,904,645            1,363            (6,583)        5,899,425
                                           ------------     ------------      ------------      ------------
                                           $ 17,900,734            8,769           (15,053)       17,894,450
                                           ============     ============      ============      ============


       Marketable securities consist of the following at December 31, 1995:

                                                               GROSS         GROSS
                                                            UNREALIZED     UNREALIZED
                                               COST           GAINS          LOSSES        FAIR VALUE
                                           -----------     -----------     ---------       -----------
U.S. Government Obligations ..........     $ 4,774,029     $     4,821     $      --       $ 4,778,850
Corporate Debt Securities (principally
   commercial paper) .................       7,785,663            --              --         7,785,663
                                           -----------     -----------     -----------     -----------
                                           $12,559,692     $     4,821     $      --       $12,564,513
                                           ===========     ===========     ===========     ===========

     All marketable securities at December 31, 1996 and 1995 mature within one year.

3.  EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

    Equipment, furniture, and leasehold improvements consist of the following:


                                                                    DECEMBER 31,
                                                             --------------------------
                                                                 1996           1995
                                                             -----------    -----------
Laboratory equipment.................................        $ 1,388,738    $ 1,115,123
Office furniture and equipment.......................            491,561        428,762
Leasehold improvements...............................            432,925        373,568
                                                             -----------    -----------
                                                               2,313,224      1,917,453
Less accumulated depreciation and amortization.......          1,144,721        794,364
                                                             -----------    -----------
                                                             $ 1,168,503    $ 1,123,089
                                                             ===========    ===========

4.  DEBT

     The Company has a Loan Agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility. Borrowings bear interest at the prime rate plus 1.0% per annum. At December 31, 1996 and December 31, 1995, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1997 and is secured by the tangible assets of the Company. The Company is required to maintain a minimum balance of cash, cash equivalents and marketable securities in order to borrow under the line of credit.

     In November 1993, the Company issued a $3.0 million convertible subordinated debenture to Daiichi Pharmaceutical Co., Ltd. ("Daiichi") with interest at 10% per annum payable on the anniversary date of issuance. The debenture converted into 462,857 shares of common stock upon closing of the initial public offering in October 1995.

     Prior to 1996, substantially all of the Company's equipment and furniture was financed through a capital lease agreement. In the aggregate, the Company has borrowed approximately $1.4 million under the lease agreement. The obligations bear interest at rates ranging from 15.8% to 17.1%, with principal and interest payable monthly at approximately $39,000 per month. Future minimum payments under these leases are as follows:


Year ending December 31:

1997......................................................        $   295,390
1998......................................................            172,576
1999......................................................             67,387
                                                                  -----------
Total minimum lease payments..............................            535,353
Less amounts representing interest........................             67,793
                                                                  -----------
Present value of minimum lease payments...................            467,560
Less current portion......................................            228,049
                                                                  -----------
Capitalized lease obligations, less current portion.......        $   239,511
                                                                  ===========

5.  COLLABORATIVE AGREEMENTS

     In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for the marketing and sale of EchoGen(R) Emulsion in the United States. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and United States marketing and sales. The Company has retained certain co-promotion rights to EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments, of which the Company had received $11.0 million as of December 31, 1996. After the United States Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47 percent of net EchoGen revenues in the United States -- a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott paid $4.0 million for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

     In October 1996, the Company expanded its strategic alliance with Abbott by signing a second agreement for EchoGen that extends Abbott's licensed territory to include: Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones, of which $12.6 million may be offset against future royalty payments. As of December 31, 1996, the Company had received $2.0 million under the agreement. After applicable regulatory agencies have approved the marketing of EchoGen, for which there can be no assurance, the Company will receive a royalty that ranges from 36% to 42% of EchoGen net sales based on aggregate annual sales in the territory. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, ten years from the date of the agreement, or the introduction of a generic equivalent by a third party.

     In April 1993, the Company entered into an option agreement with Daiichi and received a $3.3 million nonrefundable payment. The agreement provided Daiichi the option to obtain an exclusive license to distribute the Company's first product to several Pacific Rim countries including Japan, Taiwan, China, and Korea (the "Territory"). Daiichi paid $2.0 million to the Company in May 1994 as a license fee advance. Daiichi exercised its option and entered into a license agreement with the Company in March 1995, and at which time the $2.0 million advance was recognized as revenue and the Company received an additional $1.3 million of non-refundable license fees. Daiichi is required to pay specified amounts to the Company to maintain its product license rights, including regular quarterly payments of $400,000, which began in the second quarter of 1995, over a period of two years, and additional payments upon achievement of certain clinical development and regulatory milestones. Total payments from Daiichi if the Company achieves the agreed-upon milestones will be $32.0 million. As of December 31, 1996, the Company had received $12.4 million under the agreement. Subject to early termination, the term of the license shall expire upon the later of the expiration of the last to expire patents or 10 years after the first commercial sale of the Company's first product in the Territory. The license agreement also includes product supply and royalty provisions. For all areas in the Territory outside Japan and Taiwan, Daiichi is obligated to purchase the finished product from the Company at a fixed unit price. For Japan and Taiwan, Daiichi has the option of obtaining finished goods directly from the Company or obtaining raw materials from the Company and manufacturing the product.

     In October 1994, the Company entered into a letter agreement with Guerbet S.A. ("Guerbet") under which Guerbet received an option to license the Company's first product. The Company received approximately $3.1 million as the initial option fee of which $2.0 million (plus interest) was refundable. The Company also received additional refundable option fees totaling $1.6 million during 1995. In August 1995, the letter agreement with Guerbet was amended to provide that the $3.6 million in refundable option fees (plus interest) would be converted into shares of common stock upon the consummation of an initial public offering. At the time of the IPO in October 1995, the refundable option fees of $3.6 million and accrued interest of $245,875 were converted into 549,410 shares of common stock. In August 1996, Guerbet elected not to exercise its licensing option and the Company subsequently entered into the October 1996 agreement with Abbott for European rights to EchoGen.

6.  INCOME TAXES

     Income tax expense consists of the following:




                                        YEAR ENDED DECEMBER 31,
                              --------------------------------------
                                 1996         1995            1994
                              ---------     ---------      ---------
Current:
  Federal ...............     $  50,000     $     --       $    --
  State .................          --           1,644            800
  Foreign ...............       460,000       330,000        352,646
                              ---------     ---------      ---------
                                510,000       331,644        353,446
Deferred:
  Federal ...............          --            --             --
  State .................          --            --             --
  Foreign ...............          --         200,000       (200,000)
                              ---------     ---------      ---------
                                   --         200,000       (200,000)
                              ---------     ---------      ---------
Total ...................     $ 510,000     $ 531,644      $ 153,446
                              =========     =========      =========

     The Company's foreign income tax expense is for withholding taxes paid in Japan and France, relating to the collaborative payments made by Daiichi and Guerbet, respectively (see Note 5).

    Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:



                                                               December 31,
                                                      ----------------------------
                                                          1996             1995
                                                      -----------      -----------
Deferred tax assets:
  Federal net operating loss carryforwards ......     $ 5,355,000      $ 6,190,000
  Relocation expenses ...........................          32,000           34,000
  Accrued expenses and other ....................         133,000           40,000
  Research and development credits ..............         691,000          530,000
  Foreign tax credits ...........................       1,143,000          683,000
  Deferred compensation .........................         112,000          (32,000)
                                                      -----------      -----------
Total deferred tax assets .......................       7,466,000        7,445,000
Deferred tax liabilities:
  Tax in excess of book depreciation expense ....        (107,000)         (64,000)
                                                      -----------      -----------
Gross deferred tax assets .......................       7,359,000        7,381,000
  Valuation allowance for net deferred tax assets      (7,359,000)      (7,381,000)
                                                      -----------      -----------
Net deferred tax assets ........................      $      --        $      --
                                                      ===========      ===========

     Due to the uncertainty of the Company's ability to continue to generate taxable income to realize its net deferred tax assets at December 31, 1996 and 1995, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance for deferred tax assets decreased $22,000 and increased $2,489,000 for the years ended December 31, 1996 and 1995, respectively.

     The Company has federal net operating loss carryforwards of approximately $15,800,000 at December 31, 1996, for income tax reporting purposes and research and development tax credit carryforwards of approximately $691,000 at December 31, 1996. The federal operating loss carryforwards begin to expire in 2006. The research and development credits begin to expire in 1998.

     The initial offering of common stock by the Company caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards before utilization.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

     In October 1995, the Company sold 3,063,750 shares of common stock in an initial public offering resulting in net proceeds of approximately $19.0 million. Upon the completion of the public offering, all of the convertible redeemable preferred stock outstanding converted into 2,325,219 shares of common stock, and the convertible subordinated debenture converted into 462,857 shares of common stock. In addition, based on an August 1995 amendment to the Company's agreement with Guerbet, the $3.6 million refundable option fees, plus accrued interest ($245,875 at the time of conversion), were converted into 549,410 shares of common stock.

     At December 31, 1996, the Company has reserved shares of common stock for the following purposes:


Stock Option and Restricted Stock Plans...........       986,830
Warrants..........................................       813,590
Other Stock Options...............................        76,335
Employee Stock Purchase Plan......................        37,628
                                                       ---------
                                                       1,914,383
                                                       =========

STOCK OPTION AND RESTRICTED STOCK PURCHASE PLANS

     The Company has adopted two plans which provide for the granting of incentive and nonqualified stock options and the purchase of restricted common stock. 1,200,000 shares were reserved for issuance under the employee plan and 122,137 shares were reserved under the director plan. As of December 31, 1996, there were 239,901 shares available for future grant under the plans. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director options are fully vested at the date of grant. All options expire ten years from the date of grant. A summary of activity related to the Company's stock option plans follow:


                                                                          WEIGHTED
                                                                           AVERAGE
                                                          EXERCISE         EXERCISE
                                              SHARES       PRICE            PRICE
                                              ------       -----            -----
Balance, December 31, 1993 .............      228,380      .07 --   .33
  Granted ..............................      213,201      .33 --   .66
  Exercised ............................     (254,875)     .07 --   .33
  Canceled .............................      (11,164)     .07 --   .33
                                             --------
Balance, December 31, 1994 .............      175,542      .07 --   .66
  Granted ..............................      149,656      .66 --  8.19
  Exercised ............................      (91,578)     .07 --   .33
  Canceled .............................      (33,604)     .07 --  8.19
                                             --------
Balance, December 31, 1995 .............      200,016      .07 --  8.19      1.94
  Granted ..............................      649,955    13.00 -- 23.00     14.49
  Exercised ............................      (68,766)     .07 --  7.86      0.45
  Canceled .............................      (34,276)     .07 -- 20.00     11.77
                                             --------
Balance, December 31, 1996 .............      746,929      .07 -- 23.00     12.66
                                             ========

Options exercisable at December 31, 1996      333,119      .07 -- 20.00     12.38

    The weighted-average remaining contractual life for options outstanding at December 31, 1996 was 9.01 years.

    The Company is recognizing as compensation expense the excess of the deemed fair value for financial reporting purposes of the common stock issuable over the exercise price of certain options granted between December 1994 and September 1995. Amortization of deferred compensation expense for the year ended December 31, 1996, 1995 and 1994 was $50,538, $87,636 and $6,510, respectively.

    Of the shares issued upon exercise of options through December 31, 1996, 62,020 common shares are subject to reconveyance at the Company's option at the original exercise price. The reconveyance restriction lapses over a four-year period of employment for each individual.

STOCK PURCHASE PLAN

    In 1995, the Company established an employee stock purchase plan. Under the plan, employees may contribute up to 15% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 6,111 and 6,261 in 1996 and 1995, respectively. At December 31, 1996, 37,628 shares were reserved for future purchase by employees under the plan.

OTHER OPTIONS AND WARRANTS

    In connection with the Abbott Agreement signed in May 1996, Abbott purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock. The warrants are exercisable for five years at $16.00 per share.

    In connection with bridge financing prior to the IPO, the Company issued warrants to purchase an aggregate of 303,590 shares of common stock at exercise prices ranging from $5.24 to $7.05 per share. The warrants expire at various times from October 1998 through July 2000. In 1996, 5,361 warrants were exercised at $7.05 per share.

    In September 1994, the Board of Directors granted an option, expiring in 2004, to purchase 76,335 shares of common stock to the Company's President and Chief Executive Officer. The option is exercisable at $.66 per share. In connection with the grant, the Company recorded deferred compensation of $50,000, representing the excess of the deemed fair value for financial reporting purposes of the common stock issuable over the exercise price, which amount is being amortized over the vesting period of the option.

    In connection with the deferral of the payment of reimbursements related to the relocation of the Company's executive offices (see Note 9), the Company, in November 1994, issued warrants to purchase an aggregate of 17,949 shares of Common Stock to three executive officers of the Company at an exercise price of $6.55 per share, which warrants expire in November 1999. In 1996, 2,588 warrants were exercised.

SHAREHOLDER RIGHTS PLAN

    In 1996, the Board of Directors of the Company adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Board declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding common share of the Company. The Rights have an exercise price of $140 per Right and provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company's common stock, additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. The Rights expire in 2006.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    In 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). In accordance with the provisions of SFAS 123, the Company has elected to continue following the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures using the fair value method.

    Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the pro forma amounts for net income (loss) and associated per share amounts would have been $0.3 million or $.03 per share for the year ended December 31, 1996 and ($6.0) million or $(1.78) per share for the year ended December 31, 1995. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include an estimated option life of 4 years, expected stock price volatility of .645, and a risk-free interest rate at the grant date ranging from 5.32% to 7.70%. The weighted average fair value of option granted during 1996 and 1995 was $6.72 and $4.43, respectively, per share.

8.  COMMITMENTS

    The Company has leased office and laboratory space under an operating lease agreement which expires in May 1999. The Company has the option to extend this lease for an additional three years at 95% of the then fair market value of the premises. Future minimum lease payments are as follows:

      1997.........................................      $  314,000
      1998.........................................         321,000
      1999.........................................         107,000
                                                         ----------
                                                         $  742,000
                                                         ==========

    Rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $340,000, $328,000 and $292,000, respectively.

    In May 1993, the Company entered into a manufacturing and supply agreement with Abbott. In the event that EchoGen is approved by the United States Food & Drug Administration, the Company is obligated to purchase certain minimum quantities of materials from Abbott or make cash payments for the shortages from the predetermined purchase level over a five-year period.

9. RELOCATION EXPENSES

    In May 1994, the Company moved its offices and laboratories from California to Washington. Relocation expenses of approximately $2.0 million were recognized in 1994 relating to the move. The expenses include the direct costs of moving the Company's people and assets, reimbursement of employees who relocated under the Company's relocation program and an accrual for lease costs and asset write-offs relating to the California facility.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders entitled "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation Committee Interlocks and
Insider Participation."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                           The financial statements filed as a part of this Report are listed on the "Index to Financial Statements" on Page 28.

                  (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

                  (3)      Exhibits

                                Index to Exhibits

      Exhibit No.                          Description                                 Location
      -----------                          -----------                                 --------
         3.2       Amended and Restated Certificate of Incorporation of the Company.       *

         3.4       Amended and Restated Bylaws of the Company.                             *

         4.1       Specimen Certificate of Common Stock.                                   *

         4.2       Rights Agreement, dated as of August 23, 1996, between the              ***
                   Company and U.S. Stock Transfer Corporation.

         10.1      SONUS Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified
                   Stock Option and Restricted Stock Purchase Plan -- 1991 (the
                   "1991 Plan"), as amended.                                               *

         10.2      Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.   *

         10.3      Form of Nonqualified Stock Option Agreement pertaining to
                   the 1991 Plan.                                                          *

         10.4      Form of Restricted Stock Purchase Agreement pertaining to the
                   1991 Plan.                                                              *

         10.5      SONUS Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors
                   (the "Director Plan").                                                  *

         10.6      Form of Stock Option Agreement pertaining to the Director Plan.         *

         10.12     License Agreement dated as of March 31, 1995 by and between the
                   Company and Daiichi Company (portions omitted pursuant to Rule 406
                   of the Securities Act of 1933, as amended (the "1933 Act")).            *


         10.14     Contrast Agent Development and Supply Agreement dated May 6, 1993 by and between the Company and Abbott Laboratories, Inc. (portions
                   omitted pursuant to Rule 406 of the 1933 Act).                          *

         10.14A    Amendment to Contrast Agent Development and Supply Agreement
                   dated August 22, 1995 by and between the Company and Abbott
                   Laboratories, Inc. (portions omitted pursuant to Rule 406 of the
                   1933 Act).                                                              *

         10.15     Lease Agreement dated February 26, 1992 by and between the Company
                   and Cambridge Park Partners, L.P.                                       *

         10.16     First Amendment to Lease dated December 15, 1994 by and between
                   the Company and Cambridge Park Partners, L.P.                           *

         10.17     Sublease dated December 15, 1994 by and between the Company and
                   McGaw, Inc.                                                             *

         10.18     Lease Agreement dated January 17, 1994 between the Company and WRC
                   Properties, Inc.                                                        *

         10.19     Form of Indemnification Agreement for Officers and Directors of
                   the Company.                                                            *

         10.20     Manufacturing Agreement dated August 2, 1995 by and between the
                   Company and Pharmaceutical Education and Development Foundation of
                   the Medical University of South Carolina (portions omitted pursuant
                   to Rule 406 of the 1933 Act).                                           *

          10.21     Loan and Security Agreement dated August 11, 1995 by and between
                    the Company and Silicon Valley Bank.                                    *

          10.22     SONUS Pharmaceuticals, Inc. Employee Stock Purchase Plan.               **

          10.24     Employment Agreement, effective as of January 16, 1996,                 #
                    by and between the Company and Steven C. Quay, M.D., Ph.D.

          10.25     Agreement between Abbott Laboratories, Inc. and the Company,            ##
                    dated May 14, 1996 (portions omitted pursuant to Rule 24b-2).

          10.26     Third Amended and Restated Registration Rights Agreement                ###
                    dated as of May 15, 1996.

          10.28     International License Agreement, dated October 1, 1996, by and          ####
                    between Abbott Laboratories, Inc. and the Company (portions omitted pursuant to Rule 24b-2).

          11.1      Computation of pro forma net loss per share.                            +

          11.2      Computation of historical net income (loss) per share.                  +

          23.1      Consent of Ernst & Young LLP, Independent Auditors                      +

          24.1      Power of Attorney (included on the Signature Page of this
                    Annual Report on Form 10-K).

          27.1      Financial Data Schedule.                                                +

                  Executive Compensation Plans and Arrangements

         Exhibit No.                         Description                               Location
         -----------                         -----------                               --------

          10.1          1991 Plan.                                                     *

          10.2          Form of Incentive Stock Option Agreement pertaining to
                        the 1991 Plan.                                                 *

          10.3          Form of Nonqualified Stock Option Agreement pertaining
                        to the 1991 Plan.                                              *

          10.4          Form of Restricted Stock Purchase Agreement pertaining to
                        the 1991 Plan.                                                 *

          10.5          Director Plan.                                                 *

          10.6          Form of Stock Option Agreement pertaining to the Director
                        Plan.                                                          *

          10.22         SONUS Pharmaceuticals, Inc. Employee Stock Purchase Plan.      **

          10.24         Employment Agreement, effective as of January 16, 1996,        #
                        by and between the Company and Steven C. Quay, M.D.,
                        Ph.D.

----------

* Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-96112.

** Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8, Registration No. 33-80623.

*** Incorporated by reference to the Company's Registration Statement on Form
    8-A, dated August 23, 1996.

# Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

## Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated May 14, 1996.

### Incorporated by reference to the referenced exhibit number to the Company's
    Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

####Incorporated by reference to the referenced exhibit number to the Company's
    Current Report on Form 8-K dated October 1, 1996.

+   Filed herewith

         (b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarter ended December 31 1996:

         1. The Registrant filed a report on Form 8-K on October 8, 1996 in connection with the International License Agreement between Abbott Laboratories and SONUS Pharmaceuticals, Inc. dated October 1, 1996.


    EchoGen(R) is a registered trademark and High-Q Factor(TM) and PhaseShift(TM) are trademarks of SONUS Pharmaceuticals, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 18, 1997.

                                       SONUS  PHARMACEUTICALS,  INC.

Dated:   March 18, 1997                By: /s/ Steven C. Quay, M.D., Ph.D.
         --------------                    -------------------------------
                                           Steven C. Quay, M.D., Ph.D.
                                           President, Chief Executive
                                           Officer and Director

     We, the undersigned directors and officers of SONUS Pharmaceuticals, Inc., do hereby constitute and appoint Steven C. Quay, M.D., Ph.D. and Gregory Sessler our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven C. Quay, M.D., Ph.D.                President, Chief Executive                       March 18, 1997
-------------------------------------          Officer and Director
Steven C. Quay, M.D., Ph.D.                    (Principal Executive Officer)


/s/ Gregory Sessler                            Chief Financial Officer                          March 18, 1997
-------------------------------------          (Principal Financial and
Gregory Sessler                                Principal Accounting Officer)


/s/ Donald B. Milder                           Director                                         March 18, 1997
-------------------------------------
Donald B. Milder

/s/ Harry A. Shoff                             Director                                         March 18, 1997
-------------------------------------
Harry A. Shoff


-------------------------------------          Director                                         March   , 1997
Dwight Winstead