Form 10-Q
period 1997-03-31
SONUS PHARMACEUTICALS INC
filed 1997-05-08
CIK 949858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ______________.

                         Commission file number 0-26866

                           SONUS Pharmaceuticals, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                95-4343413
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
      Incorporation or Organization)

           22026 20th Ave. S.E., Suite 102, Bothell, Washington 98021
                    (Address of Principal Executive Offices)

                                 (425) 487-9500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                    Outstanding at April 30, 1997
              -----                    -----------------------------
  Common Stock, $.001 par value                8,553,152



                               Page 1 of 12 Pages
                              Exhibit is on Page 12
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                           SONUS PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION

                                                                                                                  Page Number
                                                                                                                  -----------
       Item 1.    Financial Statements
                  Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996...................................3
                  Unaudited Statements of Operations for the three months ended
                  March 31, 1997 and March 31, 1996.......................................................................4

                  Unaudited Statements of Cash Flow for the three months ended March 31, 1997 and
                  March 31, 1996..........................................................................................5

                  Notes to Financial Statements...........................................................................6
       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................7

PART II.  OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K.......................................................................10

SIGNATURES ..............................................................................................................11

ITEM 1.  FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                          MARCH 31,         DECEMBER 31,
                                                                             1997               1996
                                                                         ------------       ------------
ASSETS                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents ......................................      $  5,652,651       $  7,236,615
   Marketable securities ..........................................        19,982,889         17,894,450
   Prepaid expenses and other current assets ......................           316,412            397,733
                                                                         ------------       ------------
     Total current assets .........................................        25,951,952         25,528,798

Equipment, furniture and leasehold improvements, net of accumulated
   depreciation of $1,267,204 and $1,144,721 ......................         1,199,858          1,168,503
Other assets ......................................................            64,878             64,878
                                                                         ------------       ------------
Total assets ......................................................      $ 27,216,688       $ 26,762,179
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ............................................      $  5,000,000       $  5,000,000
   Accounts payable and accrued expenses ..........................         2,141,996          2,203,806
   Accrued clinical trial expenses ................................         1,384,805          1,213,563
   Deferred revenue ...............................................               -            1,000,000
   Current portion of capitalized lease obligations ...............           215,257            228,049
                                                                         ------------       ------------
     Total current liabilities ....................................         8,742,058          9,645,418

Capitalized lease obligations, less current portion ...............           205,827            239,511
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value:
     5,000,000 authorized; no shares outstanding ..................               -                  -
   Common stock, $.001 par value:
     20,000,000 shares authorized; 8,533,387 and 8,530,911
     shares issued and outstanding in 1997 and 1996, respectively .        34,313,354         34,275,015
   Accumulated deficit ............................................       (16,008,897)       (17,355,374)
   Deferred compensation ..........................................           (35,654)           (42,391)
                                                                         ------------       ------------
     Total stockholders' equity ...................................        18,268,803         16,877,250
                                                                         ------------       ------------
Total liabilities and stockholders' equity ........................      $ 27,216,688       $ 26,762,179
                                                                         ============       ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                  1997               1996
                                                               -----------      ------------
Revenues:
  Collaborative agreements ..............................      $ 5,100,000       $   400,000
Operating expenses:
  Research and development ..............................        2,583,986         4,218,280
  General and administrative ............................        1,187,610           926,511
                                                               -----------       -----------
                                                                 3,771,596         5,144,791
                                                               -----------       -----------

Operating income (loss) .................................        1,328,404        (4,744,791)
Other income (expense):
  Interest income .......................................          249,971           132,571
  Interest expense ......................................          (32,188)          (55,483)
                                                               -----------       -----------
Income (loss) before income taxes .......................        1,546,187        (4,667,703)
Income taxes ............................................          190,000            40,000
                                                               -----------       -----------
Net income (loss) .......................................      $ 1,356,187       $(4,707,703)
                                                               ===========       ===========

Net income (loss) per share .............................      $      0.14       $     (0.56)
                                                               ===========       ===========

Shares used in computation of net income (loss) per share        9,502,357         8,449,879
                                                               ===========       ===========

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     1997              1996
                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net income (loss) ..........................................................     $  1,356,187      $ (4,707,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ...........................................          122,483            97,309
   Amortization of premium (discount) on marketable securities .............          (30,949)          (40,549)
   Amortization of deferred compensation ...................................            6,737            12,920
   Realized gain on marketable securities ..................................             (840)             --
   Changes in operating assets and liabilities:
     Prepaid expenses and other assets .....................................           81,321            14,275
     Accounts payable and accrued expenses .................................          (61,809)          370,783
     Accrued clinical trial expenses ......................................           171,242           437,114
     Deferred revenue ......................................................       (1,000,000)             --
                                                                                 ------------      ------------
Net cash provided by (used in) operating activities ........................          644,372        (3,815,851)

INVESTING ACTIVITIES
Purchases of equipment, furniture and leasehold improvements ...............         (153,838)          (52,322)
Purchases of marketable securities .........................................       (8,005,737)      (17,598,744)
Proceeds from sale of marketable securities ................................        2,000,000        20,853,098
Proceeds from maturities of marketable securities ..........................        3,939,376              --
                                                                                 ------------      ------------
Net cash provided by (used in) investing activities ........................       (2,220,199)        3,202,032

FINANCING ACTIVITIES
Proceeds from line of credit ...............................................        5,000,000         5,000,000
Repayment of line of credit ................................................       (5,000,000)       (5,000,000)
Repayment of capitalized lease obligations .................................          (46,476)          (52,315)
Proceeds from issuance of common stock .....................................           38,339            24,324
                                                                                 ------------      ------------
Net cash used in financing activities ......................................           (8,137)          (27,991)
                                                                                 ------------      ------------
Change in cash and cash equivalents for the period .........................       (1,583,964)         (641,810)
Cash and cash equivalents at beginning of period ...........................        7,236,615         5,656,620
                                                                                 ------------      ------------
Cash and cash equivalents at end of period .................................     $  5,652,651      $  5,014,810
                                                                                 ============      ============

Supplemental cash flow information:
Interest paid ..............................................................     $     32,188      $     52,317
Income taxes paid ..........................................................     $     40,000      $     40,000

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           MARCH 31, 1997 (UNAUDITED)

1.       BASIS OF PRESENTATION

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

         The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 1996.

2.       RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for current and prior periods is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1991, the Company has engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company has completed various Phase 1, 2 and Phase 3 clinical trials of EchoGen since 1994 and, in August 1996 submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA"). In November 1996, the Company filed a Marketing Authorization Application ("MAA") for EchoGen with the European Medicines Evaluation Agency ("EMEA").

         On April 21, 1997, the United States District Court for the District of Columbia issued an order of preliminary injunction against the FDA from continuing any approval or review procedures with respect to EchoGen and three other ultrasound contrast agents until the FDA resolves the merits of various Citizen Petitions that have been filed with the FDA. The Citizen Petition filed by SONUS asks that all ultrasound contrast agents be regulated through the Center for Drug Evaluation and Research ("CDER") rather than through the Center for Devices and Radiological Health ("CDRH"). The Company is aware of two other Citizen Petitions which have been filed with the FDA on the same issue. The Company is unable to estimate how long the FDA will take to respond to the Citizen Petitions or what response the FDA will make to the Citizen Petitions, or the effect this action will have on the scheduled June 30, 1997 Medical Imaging Advisory Committee Meeting.

         The Company will not be able to commence sales of EchoGen unless and until it receives the appropriate regulatory approvals in the United States and the various international markets. To date, all of the Company's revenues have been derived from option and license payments that have been received under agreements for the collaborative development of EchoGen worldwide.

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and sale of EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company $31.0 million in upfront, clinical support and milestone payments, of which $14.0 million has been paid as of March 31, 1997. In addition, Abbott has purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company, equal to approximately six percent (6%) of the Company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's licensed territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of March 31, 1997, $1.7 million has been paid.

         In April 1993, the Company granted Daiichi Pharmaceutical Co. Ltd. ("Daiichi"), an option to acquire exclusive marketing and distribution rights to EchoGen in certain countries in the Pacific Rim. In March 1995, Daiichi exercised the option and entered into a license agreement with the Company. Under the option and license agreements, Daiichi has paid the Company option and license fees totaling $9.8 million and $3.0 million in the form of milestone payments and has agreed to pay an additional $19.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan. In addition to the option and license agreements, Daiichi entered into a convertible subordinated debenture purchase agreement with the Company in November 1993 under which the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering.

         The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into product license agreements by the Company and the timing and costs of the clinical trials conducted by the Company. The Company's current collaborative partners can terminate their agreements at any time, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

         Revenue from collaborative agreements increased to $5.1 million for the three months ended March 31, 1997 as compared to $400,000 for the three months ended March 31, 1996. The revenue in the current period represents regular quarterly payments from Abbott and Daiichi of $1.0 million and $0.4 million, respectively, as well as milestone payments from Abbott of $3.7 million. The prior period revenue represents a regular quarterly payment under the Daiichi agreement.

         Research and development expenses decreased to $2.6 million for the three months ended March 31, 1997 from $4.2 million for the three months ended March 31, 1996, primarily due to a decrease in clinical trial expenses resulting from the completion of two Phase 3 clinical trials of EchoGen in 1996.

         General and administrative expenses increased to $1.2 million for the three months ended March 31, 1997 from $927,000 for the three months ended March 31, 1996, reflecting the implementation of marketing programs in anticipation of the FDA approval and planned product launch of EchoGen, and an increase in the costs of filing and prosecuting patent and trademark applications.

         Interest income increased to $250,000 for the three months ended March 31, 1997 from $133,000 for the three months ended March 31, 1996 primarily reflecting a larger average invested cash balance as a result of payments from the Abbott and Daiichi strategic alliances.

         Income taxes of $190,000 and $40,000 for the three months ended March 31, 1997 and 1996, respectively, were attributable to withholding taxes paid to Japan relating to the collaborative payments received from Daiichi and the Company's estimated 1997 first quarter federal income tax payment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with payments from collaborative partners, proceeds from an initial public offering, proceeds from the issuance of stock and warrants, and a $5.0 million line of credit. At March 31, 1997, the Company had cash, cash equivalents and marketable securities of $25.6 million, compared to $25.1 million at December 31, 1996. Cash provided by operations for the three months ended March 31, 1997 increased to $644,000 as compared to cash used in operations of $3.8 million for the three months ended March 31, 1996.

         In August 1996, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which is secured by the tangible assets of the Company. At March 31, 1997 there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1997 and bears interest at the prime rate plus 1.0% per annum and the Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities.

         The Company expects that its cash needs will increase significantly in future periods due to ongoing and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs, clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

         This 10-Q report contains trend analysis and other forward-looking statements. As discussed in the Company's annual report on From 10-K filed March 19, 1997, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements in the U.S. and foreign countries; lengthy regulatory approval process; uncertainty of safety and efficacy; uncertainty of clinical trials; uncertainty of market acceptance; competitive products; future capital requirements and uncertainty of additional funding and dependence on third parties for manufacturing, marketing and sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)      EXHIBITS


                 NUMBER                    DESCRIPTION
                 ------                    -----------
                 11.1             Computation of net income (loss) per share
                 27               Financial Data Schedule


        (B)      REPORTS ON FORM 8-K


                 The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SONUS PHARMACEUTICALS, INC.

Date: May 8, 1997              By:   /s/  Gregory Sessler
                                  ----------------------------------------------
                                          Gregory Sessler
                                          Chief Financial Officer and
                                          Assistant Secretary

                                 EXHIBIT INDEX



        Number                  Description
        ------                  -----------
         11.1           Computation of net income (loss) per share
         27             Financial Data Schedule