Form 10-Q
period 1997-06-30
SONUS PHARMACEUTICALS INC
filed 1997-08-11
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 (425) 487-9500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                        Outstanding at August 1, 1997
               -----                        -----------------------------

    Common Stock, $.001 par value                     8,561,049


                               Page 1 of 12 Pages
                              Exhibit is on Page 12


================================================================================

                           SONUS PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                             Page Number
                                                                                           -----------

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996 ............  3

                  Unaudited Statements of Operations for the three months and six months ended June 30, 1997 and June 30, 1996 ....................................  4

                  Unaudited Statements of Cash Flow for the six months ended June
                  30, 1997 and June 30, 1996 ......................................................  5

                  Notes to Financial Statements ...................................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...........................................................  7

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Securities Holders ........................... 10

         Item 6.  Exhibits and Reports on Form 8-K ................................................ 10

SIGNATURES ........................................................................................ 11

ITEM 1.  FINANCIAL STATEMENTS


                           SONUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                            JUNE 30,          DECEMBER 31,
                                                                              1997                1996
                                                                          ------------        ------------
ASSETS                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................................       $  6,447,837        $  7,236,615
  Marketable securities ...........................................         20,302,030          17,894,450
  Prepaid expenses and other current assets .......................            353,426             397,733
                                                                          ------------        ------------
    Total current assets ..........................................         27,103,293          25,528,798

Equipment, furniture and leasehold improvements, net of accumulated
  depreciation of $1,411,495 and $1,144,721 .......................          1,387,289           1,168,503
Other assets ......................................................             56,055              64,878
                                                                          ------------        ------------
Total assets ......................................................       $ 28,546,637        $ 26,762,179
                                                                          ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit .............................................       $  5,000,000        $  5,000,000
  Accounts payable and accrued expenses ...........................          2,406,994           2,203,806
  Accrued clinical trial expenses .................................          1,910,142           1,213,563
  Deferred revenue ................................................               --             1,000,000
  Current portion of capitalized lease obligations ................            216,989             228,049
                                                                          ------------        ------------
    Total current liabilities .....................................          9,534,125           9,645,418

Capitalized lease obligations, less current portion ...............            155,021             239,511
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value:
     5,000,000 authorized; no shares issued or outstanding ........               --                   --
  Common stock, $.001 par value:
     20,000,000 shares authorized; 8,561,049 and 8,530,911
     shares issued and outstanding in 1997 and 1996, respectively .         34,480,413
                                                                                                34,275,015
  Accumulated deficit .............................................        (15,593,943)        (17,355,374)
  Deferred compensation ...........................................            (28,979)            (42,391)
                                                                          ------------        ------------
    Total stockholders' equity ....................................         18,857,491          16,877,250
                                                                          ------------        ------------
Total liabilities and stockholders' equity ........................       $ 28,546,637        $ 26,762,179
                                                                          ============        ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                   ------------------------------        ------------------------------
                                      1997               1996               1997               1996
                                   -----------        -----------        -----------        -----------
Revenues:
  Collaborative agreements .....   $ 4,700,000        $ 4,400,000        $ 9,800,000        $ 4,800,000

Operating expenses:
  Research and development .....     2,909,339          2,666,119          5,493,325          6,884,399
  General and administrative ...     1,626,738            809,233          2,814,348          1,735,745
                                   -----------        -----------        -----------        -----------
                                     4,536,077          3,475,352          8,307,673          8,620,144
                                   -----------        -----------        -----------        -----------

Operating income (loss) ........       163,923            924,648          1,492,327         (3,820,144)

Other income (expense):
  Interest income ..............       271,030            169,486            521,001            302,057
  Interest expense .............       (29,360)           (73,212)           (61,548)          (128,695)
                                   -----------        -----------        -----------        -----------
Income (loss) before income
  taxes ........................       405,593          1,020,922          1,951,780         (3,646,782)
Income taxes ...................          --               40,000            190,000             80,000
                                   -----------        -----------        -----------        -----------
Net income (loss) ..............   $   405,593        $   980,922        $ 1,761,780        $(3,726,782)
                                   ===========        ===========        ===========        ===========

Net income (loss) per share ....   $      0.04        $      0.11        $      0.19        $     (0.44)
                                   ===========        ===========        ===========        ===========

Shares used in computation
  of net income (loss) per
  share ........................     9,425,283          9,090,945          9,461,844          8,455,550
                                   ===========        ===========        ===========        ===========


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------------
                                                                                   1997                1996
                                                                               ------------        ------------
OPERATING ACTIVITIES:
Net income (loss) ........................................................     $  1,761,780        $ (3,726,782)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ..........................................          266,774             199,315
  Amortization of premium (discount) on marketable securities ............          (34,444)            (36,186)
  Amortization of deferred compensation ..................................           13,412              25,579
  Realized loss on marketable securities .................................           15,524                --
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets ....................................           53,130              95,665
    Accounts payable and accrued expenses ................................          203,188            (368,307)
    Accrued clinical trial expenses ......................................          696,579             908,412
    Deferred revenue .....................................................       (1,000,000)               --
                                                                               ------------        ------------
  Net cash provided by (used in) operating activities ....................        1,975,943          (2,902,304)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements .............         (485,560)           (268,608)
Purchases of marketable securities .......................................      (20,411,451)        (34,462,353)
Proceeds from sale of marketable securities ..............................       10,666,192          36,382,879
Proceeds from maturities of marketable securities ........................        7,356,249             972,707
                                                                               ------------        ------------
Net cash provided by (used in) investing activities ......................       (2,874,570)          2,624,625

FINANCING ACTIVITIES:
Proceeds from line of credit .............................................       10,000,000          11,400,000
Repayment of line of credit ..............................................      (10,000,000)        (11,400,000)
Repayment of capitalized lease obligations ...............................          (95,550)           (118,633)
Proceeds from issuance of common stock and warrants ......................          205,399           4,109,377
                                                                               ------------        ------------
Net cash provided by financing activities ................................          109,849           3,990,744
                                                                               ------------        ------------

Change in cash and cash equivalents for the period .......................         (788,778)          3,713,065
Cash and cash equivalents at beginning of period .........................        7,236,615           5,656,620
                                                                               ------------        ------------
Cash and cash equivalents at end of period ...............................     $  6,447,837        $  9,369,685
                                                                               ============        ============

Supplemental cash flow information:
Interest paid ............................................................     $     61,248        $    134,246
Income taxes paid ........................................................     $     40,000        $     80,000


                             See accompanying notes

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

2.       RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. The new rule will require specific disclosure of both diluted earnings per share and earnings per share calculated without the dilutive impact of stock options or convertible securities. When adopted there will be no material difference between reported earnings per share and diluted earnings per share for any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1991, the Company has engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company has completed various Phase 1, 2 and Phase 3 clinical trials of EchoGen since 1994 and, in August 1996 submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA"). In November 1996, the Company submitted a Marketing Authorization Application ("MAA") for EchoGen with the European Medicines Evaluation Agency ("EMEA").

         On April 21, 1997, the United States District Court for the District of Columbia issued an order of preliminary injunction against the FDA from continuing any approval or review procedures with respect to EchoGen and three other ultrasound contrast agents until the FDA resolved the merits of various Citizen Petitions that were filed with the FDA. The Citizen Petition filed by SONUS asked that all ultrasound contrast agents be regulated through the Center for Drug Evaluation and Research ("CDER") rather than through the Center for Devices and Radiological Health ("CDRH"). Two other Citizen Petitions were filed with the FDA on the same issue. On July 29, 1997, the FDA released a consolidated response to the Citizen Petitions with a determination that all ultrasound contrast agents will be regulated as drugs rather than as devices and on August 5, 1997, the court lifted the injunction on the FDA, allowing resumption of approval and review procedures with respect to the EchoGen NDA.

         The Company will not be able commence sales of EchoGen unless and until it receives the appropriate regulatory approvals in the United States and the various international markets. To date, all of the Company's revenues have been derived from agreements with third parties for the collaborative development of EchoGen worldwide.

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and sale of EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company $31.0 million in up-front, clinical support and milestone payments, of which $16.0 million has been paid as of June 30, 1997. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company, equal to approximately six percent (6%) of the Company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of June 30, 1997, $4.4 million has been paid.

         In April 1993, the Company granted Daiichi Pharmaceutical Co. Ltd. ("Daiichi"), an option to acquire exclusive marketing and distribution rights to EchoGen in certain countries in the Pacific Rim. In March 1995, Daiichi exercised the option and entered into a license agreement with the Company. As of June 30, 1997, Daiichi has paid the Company option and license fees totaling $9.8 million and $3.0 million in the form of milestone payments and has agreed to pay an additional $19.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan. In addition to the option and license agreements, Daiichi entered into a convertible subordinated debenture purchase agreement with the Company in November 1993 under which the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering in October 1995.

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

RESULTS OF OPERATIONS

         Revenue from collaborative agreements increased to $4.7 million for the three months ended June 30, 1997 as compared to $4.4 million for the three months ended June 30, 1996. The revenue in the current period represents a regular quarterly payment from Abbott of $1.0 million, as well as milestone payments from Abbott of $3.7 million. The prior period revenue represents $4.0 million received upon signing the strategic alliance agreement with Abbott and a $400,000 quarterly payment under the license agreement with Daiichi. For the first six months of 1997, revenue from collaborative agreements increased to $9.8 million for the six months ended June 30, 1997 as compared to $4.8 million for the six months ended June 30, 1996.

         Research and development expenses increased to $2.9 million for the three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996, primarily due to personnel additions, and continued investment in ongoing research activities. For the first six months of 1997, research and development expenses decreased to $5.5 million as compared to $6.9 million for the six months ended June 30, 1996. The decrease was primarily due to a reduction in clinical trial expenses in the first quarter of 1997 resulting from the completion of two Phase 3 clinical trials of EchoGen during the first six months of 1996. However, the Company has recently commenced new clinical trial studies for additional indications for EchoGen which is expected to result in higher research and development expenses in future quarters.

         General and administrative expenses increased to $1.6 million for the three months ended June 30, 1997 from $809,000 for the three months ended June 30, 1996. For the first six months of 1997, general and administrative expenses increased to $2.8 million as compared to $1.7 million for the six months ended June 30, 1996. The increases in the current periods reflect an increase in the costs of filing and prosecuting patent applications, the implementation of marketing programs in anticipation of the FDA approval and planned product launch of EchoGen, and growth in personnel.

         The Company anticipates operating expenses will increase in future quarters due to on-going and planned clinical trials to study additional indications for EchoGen and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to pending litigation. See "Legal Proceedings". In addition, revenues in future quarters are partially dependent upon the timing of certain regulatory milestones.

         Interest income increased to $271,000 and $521,000 for the three and six months ended June 30, 1997 as compared to $169,000 and $302,000 for the three and six months ended June 30, 1996, respectively, primarily reflecting a larger average invested cash balance as a result of payments from the Abbott and Daiichi strategic alliances.

         Income tax expense was $0 and $40,000 for the three months ended June 30, 1997 and 1996 and was $190,000 and $80,000 for the six months ended June 30, 1997 and 1996, respectively. Income tax expense primarily represents withholding taxes relating to the collaborative payments received from Daiichi, however, income tax expense for the six months ended June 30, 1997, also includes the Company's estimated federal income tax payment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception with payments from collaborative partners, proceeds from an initial public offering, proceeds from the issuance of stock and warrants, and a $5.0 million line of credit. At June 30, 1997, the Company had cash, cash equivalents and marketable securities of $26.7 million, compared to $25.1 million at December 31, 1996. Cash provided by operations for the six months ended June 30, 1997 was $2.0 million as compared to cash used in operations of $2.9 million for the six months ended June 30, 1996.

         In August 1997, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which is secured by the tangible assets of the Company. At June 30, 1997 there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1998 and bears interest at the prime rate plus 1.0% per annum and the Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities.

         The Company expects that its cash needs will increase in future periods due to ongoing and planned clinical trials of EchoGen, initiates clinical trials for additional applications of the Company's technology and as the Company prepares for commercialization of EchoGen and pending litigation. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs, clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to,
(i) the progress and results of clinical trials, (ii) future marketing approvals, (iii) the anticipated outcome or financial impact of litigation, (iv) future product revenues, and (v) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

         In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. As discussed in the Company's annual report on From 10-K filed March 19, 1997, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements in the U.S. and foreign countries; lengthy regulatory approval process; uncertainty of safety and efficacy; uncertainty of clinical trials; uncertainty of market acceptance; competitive products; future capital requirements and uncertainty of additional funding and dependence on third parties for manufacturing, marketing and sales.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 1, 1997, the Company was notified of a lawsuit filed in the U.S. District Court for the District of Columbia by Molecular Biosystems, Inc.
(MBI) and Mallinckrodt, Inc. against SONUS, Nycomed Imaging A.S., ImaRx Pharmaceutical Corp., DuPont Merck, and Bracco International B.V. The suit alleges that certain of the companies' ultrasound contrast agent patents are invalid, and that SONUS has made false public statements and engaged in other actions intended to damage MBI and Optison(TM). No discovery proceedings have been undertaken in connection with this action. However, based on the extensive patent investigations that have been undertaken by the Company and other information presently available to the Company, the Company believes this suit is without merit and will vigorously defend and assert its rights under its eight U.S. patents to fluorocarbon-based ultrasound contrast agents. The Company believes the lawsuit will not affect the anticipated resumption of the EchoGen New Drug Application review nor will it have any adverse impact on the marketing of EchoGen following approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 18, 1997. At the Annual Meeting there were three matters submitted to a vote of security holders. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Commission adopted pursuant thereto. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following four (4) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified (the following votes reflect cumulative voting):

         Nominee           For
         -------           ---
         Steven C. Quay, M.D., Ph.D.     7,061,385
         Donald Milder                   7,061,385
         Harry Shoff                     7,061,385
         Dwight Winstead                 7,061,185

2. Approval of an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan -- 1991 to increase the number of shares subject thereto to a total of 1,500,000:

         For: 6,866,163    Against: 127,963     Abstain: 13,530       Broker Non-votes: 79,529

3. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997:

         For: 7,071,395    Against: 9,008       Abstain: 6,782        Broker Non-votes:  --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Number      Description
                  ------      -----------
                   11.1       Computation of net income (loss) per share

         (b)      REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SONUS PHARMACEUTICALS, INC.

Date:   August 11, 1997             By:  /s/  Gregory Sessler
                                         --------------------
                                         Gregory Sessler
                                         Chief Financial Officer and
                                         Assistant Secretary