Form 10-Q
period 1997-09-30
SONUS PHARMACEUTICALS INC
filed 1997-11-04
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
          ____________.

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


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                       Outstanding at October 31, 1997
                -----                       -------------------------------
     Common Stock, $.001 par value                     8,598,827






                               Page 1 of 12 Pages
                             Exhibit is on Page 12

================================================================================

                          SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                   Page Number
                                                                                                                 -----------
         Item 1. Financial Statements

                 Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996  . . . . . . . . . . . .   3

                 Unaudited Statements of Operations for the three months and nine months
                     ended September 30, 1997 and September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . .   4

                 Unaudited Statements of Cash Flow for the nine months ended
                     September 30, 1997 and September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .   7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Items 2,3,4 and 5 are not applicable and therefore have been omitted.

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1997                 1996
                                                                           ------------         ------------
ASSETS                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................................        $  7,254,351         $  7,236,615
  Marketable securities ...........................................          18,605,097           17,894,450
  Prepaid expenses and other current assets .......................             325,718              397,733
                                                                           ------------         ------------
    Total current assets ..........................................          26,185,166           25,528,798

Equipment, furniture and leasehold improvements, net of accumulated
  depreciation of $1,568,001 and $1,144,721 .......................           1,610,722            1,168,503
Other assets ......................................................              40,667               64,878
                                                                           ------------         ------------
Total assets ......................................................        $ 27,836,555         $ 26,762,179
                                                                           ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit .............................................        $  5,000,000         $  5,000,000
  Accounts payable and accrued expenses ...........................           2,959,633            2,203,806
  Accrued clinical trial expenses .................................           1,616,596            1,213,563
  Deferred revenue ................................................                --              1,000,000
  Current portion of capitalized lease obligations ................             210,624              228,049
                                                                           ------------         ------------
    Total current liabilities .....................................           9,786,853            9,645,418


Capitalized lease obligations, less current portion ...............             110,446              239,511
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value:
     5,000,000 authorized; no shares issued or outstanding ........                --                   --
  Common stock, $.001 par value:
     20,000,000 shares authorized; 8,598,827 and 8,530,911
     shares issued and outstanding in 1997 and 1996, respectively .          34,665,004           34,275,015
  Accumulated deficit .............................................         (16,703,444)         (17,355,374)
  Deferred compensation ...........................................             (22,304)             (42,391)
                                                                           ------------         ------------
    Total stockholders' equity ....................................          17,939,256           16,877,250
                                                                           ------------         ------------
Total liabilities and stockholders' equity ........................        $ 27,836,555         $ 26,762,179
                                                                           ============         ============




                See accompanying notes to financial statements.

                          SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                         ---------------------------------         ---------------------------------
                                             1997                 1996                 1997                 1996
                                         ------------         ------------         ------------         ------------
Revenues:
  Collaborative agreements ......        $  4,700,000         $  6,400,000         $ 14,500,000         $ 11,200,000

Operating expenses:

  Research and development ......           3,921,921            2,495,893            9,415,246            9,380,292
  General and administrative ....           2,162,093              923,611            4,976,441            2,659,356
                                         ------------         ------------         ------------         ------------
                                            6,084,014            3,419,504           14,391,685           12,039,648
                                         ------------         ------------         ------------         ------------


Operating income (loss) .........          (1,384,014)           2,980,496              108,313             (839,648)

Other income (expense):

  Interest income ...............             294,550              204,711              815,551              506,768
  Interest expense ..............             (32,712)             (43,462)             (94,260)            (172,157)
                                         ------------         ------------         ------------         ------------

Income (loss) before income taxes          (1,122,176)           3,141,745              829,604             (505,037)

Income taxes ....................                --                340,000              190,000              420,000
                                         ------------         ------------         ------------         ------------

Net income (loss) ...............        $ (1,122,176)        $  2,801,745         $    639,604         $   (925,037)
                                         ============         ============         ============         ============


Net income (loss) per share .....        $      (0.13)        $       0.31         $       0.07         $      (0.11)
                                         ============         ============         ============         ============


Shares used in computation of net
  income (loss) per share .......           8,573,029            9,130,921            9,166,890            8,467,100
                                         ============         ============         ============         ============







                See accompanying notes to financial statements.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------
                                                                               1997                 1996
                                                                           ------------         ------------
OPERATING ACTIVITIES:
Net income (loss) .................................................        $    639,604         $   (925,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ...................................             443,367              347,451
  Amortization of premium (discount) on marketable securities .....             (35,058)              32,541
  Realized loss on marketable securities ..........................              28,154                 --
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets .............................              96,226             (105,743)
    Accounts payable and accrued expenses .........................             755,828              849,557
    Accrued clinical trial expenses ...............................             403,033              (62,639)
    Deferred revenue ..............................................          (1,000,000)                --
                                                                           ------------         ------------
Net cash provided by operating activities .........................           1,331,154              136,130

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ......            (865,499)            (259,190)
Purchases of marketable securities ................................         (27,731,702)         (56,969,288)
Proceeds from sale of marketable securities .......................          15,797,079           50,484,820
Proceeds from maturities of marketable securities .................          11,243,205            2,895,942
                                                                           ------------         ------------
Net cash used in investing activities .............................          (1,556,917)          (3,847,716)

FINANCING ACTIVITIES:
Proceeds from line of credit ......................................          15,000,000           16,400,000
Repayment of line of credit .......................................         (15,000,000)         (16,400,000)
Repayment of capitalized lease obligations ........................            (146,490)            (162,057)
Proceeds from issuance of common stock and warrants ...............             389,989            4,143,173
                                                                           ------------         ------------
Net cash provided by financing activities .........................             243,499            3,981,116
                                                                           ------------         ------------

Change in cash and cash equivalents for the period ................              17,736              269,530
Cash and cash equivalents at beginning of period ..................           7,236,615            5,656,621
                                                                           ------------         ------------
Cash and cash equivalents at end of period ........................        $  7,254,351         $  5,926,151
                                                                           ============         ============

Supplemental cash flow information:
Interest paid .....................................................        $     87,928         $    178,106
Income taxes paid .................................................        $    105,272         $    420,000





                 See accompanying notes to financial statements.

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

2.       RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. The new rule will require specific disclosure of both diluted earnings per share and earnings per share calculated without the dilutive impact of stock options or convertible securities. When adopted the Company believes there will be no material difference between reported earnings per share and diluted earnings per share for any period presented.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted on December 31, 1998. The new rule will require the presentation of comprehensive income and the components of comprehensive income on the Statement of Operations. When adopted the Company believes there will be no material difference between reported net income and comprehensive income for any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is primarily engaged in the research and development of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company has completed various Phase 1, 2 and Phase 3 clinical trials of EchoGen since 1994 and, in August 1996, submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA"). In November 1996, the Company submitted a Marketing Authorization Application ("MAA") for EchoGen with the European Medicines Evaluation Agency ("EMEA").

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

         The Company will not be able to commence sales of EchoGen in the United States or various international markets unless and until it receives the appropriate regulatory approvals in the United States and international markets, respectively. To date, all of the Company's revenues have been derived from agreements with third parties for the collaborative development of EchoGen worldwide.

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and selling EchoGen in the United States. Under the agreement, Abbott has agreed to pay the Company an aggregate of $31.0 million in up-front, clinical support and milestone payments, of which $20.0 million has been paid as of September 30, 1997. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company, equal to approximately six percent (6%) of the Company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of September 30, 1997, $7.1 million has been paid to the Company by Abbott under the October 1996 agreement of which $2.1 million are creditable against future royalties.

         The Company has granted Daiichi Pharmaceutical Co. Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in certain countries in the Pacific Rim. As of September 30, 1997, Daiichi has paid the Company option, license and milestone fees totaling $12.8 million and has agreed to pay an additional $19.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan.

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

RESULTS OF OPERATIONS

         Revenue from collaborative agreements was $4.7 million for the three months ended September 30, 1997 compared with $6.4 million for the three months ended September 30, 1996. The revenue in the current period represents a regular quarterly payment from Abbott of $1.0 million, as well as milestone payments from Abbott of $3.7 million including a $2.0 million payment from Abbott resulting from the Food and Drug Administration's ("FDA") notification that a Medical Imaging Drug Advisory Committee meeting is not necessary to complete the review of the EchoGen NDA. The revenue in the prior period represents $3.0 million and $3.4 million of payments under the license agreements with Abbott and Daiichi, respectively. For the first nine months of 1997, revenue from collaborative agreements increased to $14.5 million for the nine months ended September 30, 1997 as compared to $11.2 million for the nine months ended September 30, 1996.

         Research and development expenses increased to $3.9 million for the three months ended September 30, 1997 compared with $2.5 million for the three months ended September 30, 1996, primarily due to ongoing and new clinical trials investigating additional indications for EchoGen, and an expansion in research activities. For the first nine months of 1997, research and development expenses were $9.4 million, approximately the same as the prior year period.

         General and administrative expenses were $2.2 million for the three months ended September 30, 1997 compared with $0.9 million for the three months ended September 30, 1996. For the first nine months of 1997, general and administrative expenses were $5.0 million as compared to $2.7 million for the nine months ended September 30, 1996. The increase in 1997 reflects an increase in the costs of filing, prosecuting and protecting patents and patent applications, the implementation of marketing programs in anticipation of FDA approval of the EchoGen NDA and planned product launch of EchoGen, and growth in support personnel.

         The Company anticipates total operating expenses will increase in future quarters due to on-going and planned clinical trials to study additional indications for EchoGen and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to legal matters - see "Legal Proceedings". In addition, revenues in future quarters are partially dependent upon the timing of certain regulatory milestones.

         Interest income increased to $295,000 and $816,000 for the three and nine months ended September 30, 1997 as compared to $205,000 and $507,000 for the three and nine months ended September 30, 1996, respectively, primarily reflecting a larger average invested cash balance as a result of payments from the Abbott and Daiichi strategic alliances.

         Income tax expense was $0 and $340,000 for the three months ended September 30, 1997 and 1996 and was $190,000 and $420,000 for the nine months ended September 30, 1997 and 1996, respectively. Income tax expense primarily represents withholding taxes relating to the collaborative payments received from Daiichi.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations with payments from collaborative partners, proceeds from an initial public offering, proceeds from the issuance of stock and warrants, and a $5.0 million line of credit. At September 30, 1997, the Company had cash, cash equivalents and marketable securities of $25.9 million, compared to $25.1 million at December 31, 1996. Cash provided by operations for the nine months ended September 30, 1997 was $1.3 million as compared to $136,000 for the nine months ended September 30, 1996. Cash used in operations for the three months ended September 30, 1997 was $645,000 as compared to cash provided by operations of $3.0 million for the three months ended September 30, 1996.

         In August 1997, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which is secured by the tangible assets of the Company. At September 30, 1997 there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1998 and bears interest at the prime rate plus 1.0% per annum and the Company is required to maintain certain minimum balances of cash, cash equivalents and marketable securities.

         The Company expects that its cash needs will increase in future periods due to ongoing and planned clinical trials of EchoGen, the initiation of clinical trials for additional applications of the Company's technology and expenses to be incurred in connection with the commercialization of EchoGen and litigation. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs, clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress and results of clinical trials, (ii) future regulatory and marketing approvals, (iii) the anticipated outcome or financial impact of litigation, (iv) market acceptance of the Company's products and future product revenues, and (v) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

         In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1996, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements in the United States and foreign countries; lengthy regulatory approval process; uncertainty of safety and efficacy; uncertainty of clinical trials; uncertainty of market acceptance; competitive products; future capital requirements and uncertainty of additional funding and dependence on third parties for manufacturing, marketing and sales.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 1, 1997, the Company was notified of a lawsuit filed in the U.S. District Court for the District of Columbia by Molecular Biosystems, Inc.
(MBI) and Mallinckrodt, Inc. against SONUS, Nycomed Imaging A.S. (Nycomed), ImaRx Pharmaceutical Corp., DuPont Merck and Bracco International BV. The suit alleges that certain of the companies' ultrasound contrast agent patents are invalid and that SONUS has made false public statements and engaged in other actions intended to damage MBI and a proposed MBI product, Optison(TM). On September 3, 1997, the Company was notified that Nycomed filed a claim against SONUS in this action alleging that a Nycomed patent is entitled to priority over one of SONUS' patents and that the SONUS patent is invalid. No discovery proceedings have been undertaken in connection with this action. However, based on the extensive patent investigations that have been undertaken by the Company and other information presently available to the Company, the Company believes this suit is without merit and will vigorously defend and assert its rights under its eight U.S. patents to fluorocarbon-based ultrasound contrast agents. The Company believes the lawsuit will not affect the EchoGen New Drug Application review nor will it have any adverse impact on the marketing of EchoGen following approval, if obtained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  Number     Description
                  ______     ___________

                  11.1       Computation of net income (loss) per share
                  27.1       Financial Data Schedule

           (b)    REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONUS PHARMACEUTICALS, INC.

Date:  November 4, 1997                 By: /s/  Gregory Sessler
                                           -----------------------------------
                                            Gregory Sessler
                                            Chief Financial Officer and
                                            Assistant Secretary