Form 10-K
period 1997-12-31
SONUS PHARMACEUTICALS INC
filed 1998-03-31
CIK 949858

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                22026 20TH AVENUE S.E., BOTHELL, WASHINGTON 98021
                    (Address of principal executive offices)

                                 (425) 487-9500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was $104,254,957 based on the closing sales price of $19.75 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of March 13, 1998, 8,614,043 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1998 Annual Meeting of Stockholders to be held April 30, 1998 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

                               PAGE 1 OF 48 PAGES
                        EXHIBIT INDEX APPEARS ON PAGE 45


================================================================================

                                     PART I

ITEM 1. BUSINESS

     SONUS Pharmaceuticals, Inc. ("SONUS" or the "Company") is primarily engaged in the research, development and commercialization of proprietary contrast agents for use in ultrasound imaging. Ultrasound imaging is a widely used, non-invasive, cost-effective technique to examine soft tissues, internal body organs and blood flow in the body. In contrast to other imaging modalities, ultrasound imaging is currently largely performed without the use of a contrast agent. The Company's principal product under development, EchoGen(R) Emulsion, is a contrast agent designed to be administered to a patient prior to performing ultrasound studies to improve image quality. Based upon the Company's clinical trials to date involving over 1,800 people, the Company believes that EchoGen will significantly improve the effectiveness of ultrasound imaging by increasing the reflectivity differential between the bloodstream which carries the contrast agent and the surrounding soft tissue being imaged.

     EchoGen is a stable, liquid emulsion, based on the Company's proprietary PhaseShift(TM) technology, which changes from microscopic liquid droplets of dodecafluoropentane ("DDFP") to gas microbubbles during administration. The Company believes EchoGen offers significant benefits as a contrast agent including (i) small bubble size which allows EchoGen to pass through capillaries in the lungs and other organs, (ii) a long half-life which will allow physicians sufficient time to complete an EchoGen-enhanced ultrasound study, (iii) intensity of the sound wave reflectivity or echogenicity providing for better quality images and (iv) works in fundamental and other imaging modes.

     A New Drug Application ("NDA") was submitted to the U.S. Food and Drug Administration ("FDA") in August 1996 for the approval to market EchoGen in the U.S. In February 1998, the Company received an action letter from the FDA which indicated that the EchoGen NDA is inadequate for approval, citing certain deficiencies in the application. The Comany is preparing an amendment to the NDA to address the issues raised in the FDA's letter. A Marketing
Authorization Application ("MAA") was submitted to the European Medicines Evaluation Agency ("EMEA") in November 1996 for the approval to market EchoGen in the European Union ("E.U."). In March 1998, the Committee for Proprietary Medicinal Products ("CPMP"), the scientific review committee of the EMEA, issued a positive opinion on EchoGen for use in patients with suspected or established cardiovascular disease, which generally precedes the final approval by the European Commmision. See "Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

     Medical imaging to diagnose and treat disease states and conditions has been an important element of medical treatment since the introduction of x-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. For example, medical imaging currently plays an important role in the diagnosis and treatment of disease states and conditions affecting the vascular and nervous systems and major organs such as the heart, kidney and liver. Sources indicate over 100 million soft tissue and organ imaging studies are performed annually in the U.S.

     The most widely used imaging modalities for soft tissues and organs include computed tomography ("CT"), magnetic resonance imaging ("MRI"), nuclear medicine, x-ray angiography and ultrasound. Each medical imaging modality requires specialized equipment and has different patterns of use and applications. The imaging modality to be used is selected based on a variety of factors, including the particular disease state or condition to be studied, image quality, the cost of the study and the status of the patient in the patient management cycle. The use of image-enhancing contrast agents is crucial to some imaging modalities, and has greatly clarified images in others, and in general has broadened the number of imaging applications. A contrast agent is a substance that is administered to the patient, either orally, intravenously or by other routes of injection, to enhance the image by increasing the visibility of the blood vessels or body cavities, as well as other tissues and organs containing the contrast agent. It is estimated that 36 million imaging studies utilizing contrast agents are performed annually in the U.S. with an estimated cost of $1.6 billion attributable to the contrast agents.

ULTRASOUND IMAGING

     Ultrasound was introduced for medical imaging purposes in the late 1950s as a safe, non-invasive and relatively inexpensive method to provide images of most major soft tissues and organs. Initially, ultrasound was used to image the general shape, size and structure of internal soft tissues and organs. With advances in technology, ultrasound imaging has been used to image blood flow in soft tissues, organs and the vascular system as a means of determining the presence of a disease state or condition. Based on published reports, the Company believes that over 50 million ultrasound imaging procedures are performed annually in the U.S., of which a majority are for cardiology and radiology indications. Approximately 14 million ultrasound studies are performed annually in the U.S. for cardiac function indications at a typical cost to payors of approximately $200. In an ultrasound study for cardiac function indications, otherwise known as echocardiography, the physician attempts to obtain an enhanced image of the internal heart structure, including the valves and chambers, to diagnose coronary artery disease, valvular disease and congenital heart defects. In addition, approximately 18 million radiology ultrasound studies are performed annually in the U.S. at a typical cost to payors of approximately $100 per study to image various tissues and organs. In an ultrasound study for radiology indications, the physician attempts to image soft tissues and organs and to identify abnormalities and obstructions of the major veins and arteries of the body. There are over 50,000 ultrasound systems installed in the U.S. and 147,000 worldwide in substantially all hospitals and clinics and in many physicians' offices.

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

     Despite such advancements in ultrasound equipment, ultrasound imaging produces images that are less defined and more difficult to interpret than images produced by other imaging modalities such as CT and MRI. For example, the depth and angle of certain organs or arterial vessels within the body limit the use of ultrasound imaging because of the inability to receive echoes from deep within the body and the inability to see the entire length of certain arterial vessels such as the renal artery. In addition, the low acoustic density and reflectivity of blood also limits the use of ultrasound imaging for vascular or perfusion imaging. Accordingly, while anatomical structures may be viewed effectively using ultrasound imaging, physiologic functions of the body, such as blood flow, are not monitored easily. As a further limitation, the lower velocity of blood flow in certain vessels of the body makes it difficult for ultrasound systems to detect Doppler frequency shift signals. For example, infections (abscesses) and tumors, which are characterized by lower velocity blood flow, may not be detected by today's ultrasound systems. As a result, many ultrasound procedures are non-diagnostic for technical reasons because the physician is not able to make a definitive diagnosis with the information that is provided by the ultrasound image.

ULTRASOUND CONTRAST AGENTS

     While the use of contrast agents in diagnostic imaging is well established and broadly utilized in other imaging modalities, historically there has been a lack of commercially available ultrasound contrast agents. For many years, scientists have attempted to develop such agents focusing primarily on methods to encapsulate air microbubbles that reflect the sound waves generated by the ultrasound system. Historically, the development of an effective contrast agent has been hampered by the lack of persistence of the microbubbles, or by the challenge that microbubbles were too fragile to pass through the lungs or too large to pass through small blood vessels. Persistence, size and stability of microbubbles are important characteristics given that, once injected in the bloodstream, the contrast agent must pass through the lungs, where gas exchange can eliminate the microbubbles, before reaching the left chambers of the heart and before circulating throughout the vascular system.

     Cardiology Indications. The Company believes that an effective ultrasound contrast agent could enable physicians to assess the function of the cardiovascular system as well as myocardial perfusion. An effective ultrasound contrast agent could improve echocardiography by allowing physicians to use left ventricular chamber opacification to assist cardiac function analysis regionally, through wall motion analysis and globally, through ejection fraction measurements. Further, an ultrasound contrast agent, which is persistent and able to pass through small blood vessels, could allow physicians to assess myocardial perfusion to differentiate functioning cardiac tissue from ischemic (blood deficient) and infarcted (dead) tissue. The use of exercise stress to increase the work load of the heart before contrast-enhanced echocardiography could also assist the differentiation of ischemia from infarction. In 1994, the FDA approved the first ultrasound contrast agent for use as an aid for the enhancement of images of ventricular chambers and improved endocardial (inner heart chamber) border definition in patients with suboptimal echoes undergoing certain cardiac function studies and a second agent was approved in December 1997. In addition, the Company believes that several others are in clinical trials.

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


TECHNOLOGY AND PRODUCTS

ECHOGEN

     The Company has primarily focused its research and development efforts on the development of EchoGen, which produces small microbubbles in the bloodstream that persist long enough to permit completion of diagnostic studies and which can be manufactured and packaged with an acceptable shelf life. To develop EchoGen, the Company initially focused its efforts on identifying a chemical agent that exhibited the desired properties of high persistence and the ability to form small microbubbles when injected. The Company measures the persistence of microbubbles by a standard the Company has defined as a "Q factor." By definition, a Q factor of one equals the length of time an air bubble three microns in diameter remains undissolved in the blood. After studying over 400 chemicals, primarily fluorocarbons, the Company selected DDFP to develop as a potential contrast agent. DDFP has a Q factor of approximately 200,000, which permits it to persist in the blood for over 10 minutes. In addition, DDFP has a boiling point of 28.5(degree)C (approximately 83(degree)F), which allows it to exist as a liquid at room temperature or below but change into a gas when administered to a patient. This process, which the Company calls the PhaseShift(TM) process, leads to microbubbles in the patient's bloodstream. Through its research and development efforts, and utilizing its proprietary technology, the Company developed EchoGen. EchoGen is a stable, 2% emulsion of DDFP, that through the PhaseShift process creates microbubbles that are small enough to pass through the lungs and circulate in the vascular system. EchoGen is packaged in vials and easily administered by the physician with a single peripheral venous injection prior to or during the ultrasound study. Based on studies conducted to date, EchoGen has a useful shelf life of 18 months at room temperature.

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

     - Safety. Results from preclinical and clinical trials conducted to date indicate that DDFP, the active ingredient of EchoGen, is substantially excreted from the body through the lungs within 25 minutes of administration without metabolic changes. Some patients experience transient side effects such as feeling of warmth, taste perversion, headache and nausea.

SONOGEN

     The Company is developing a second generation fluorocarbon-based ultrasound agent, SonoGen(TM), a charge-stabilized emulsion of DDFP. SonoGen was selected for development because it may have tissue or disease selective properties. Preclinical and Phase 1 clinical studies in Europe have suggested that SonoGen may also have improved tissue grayscale persistence compared to EchoGen or other first generation fluorocarbon contrast agents. The Company intends to commence advanced clinical studies of SonoGen during 1998.

STATUS OF CLINICAL TRIALS

     The Company commenced clinical trials of EchoGen in January 1994. The Company uses academic institutions and clinical research organizations to conduct and monitor its clinical trials for radiology and cardiology indications. Under the Company's agreements with Abbott Laboratories ("Abbott"), SONUS is responsible for conducting clinical trials and obtaining regulatory clearances in the U.S. and E.U. Abbott is responsible for conducting clinical trials and obtaining all regulatory clearances in all other countries of the world, excluding Japan and nine other countries in the Pacific Rim. As part of the Company's agreement with Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), Daiichi is responsible for conducting clinical trials and obtaining all regulatory clearances in Japan and nine other countries in the Pacific Rim.

CARDIOLOGY INDICATIONS

     From late 1995 to early 1996, the Company performed a pivotal 252 patient Phase 3 clinical study at 19 sites in the U.S. to evaluate the efficacy of EchoGen in improving the use of echocardiography to assess cardiac disease in patients who previously had a suboptimal (non-diagnostic) echo exam. EchoGen provided blood pool enhancement or left ventricular opacification in 90% of patients, improved endocardial border delineation in 88% of patients, and improved wall motion assessment in 88% of patients. These results lead to an increased diagnostic confidence in 76% of the patients, disclosed findings not present at baseline in 63% and prevented the need for further studies in 19% of patients. EchoGen salvaged suboptimal echoes in 50% of the patients.

RADIOLOGY INDICATIONS

     In 1995, the Company performed a pivotal 253 patient Phase 3 clinical study in the U.S. at 18 sites to evaluate radiology indications for EchoGen, specifically contrast enhancement and facilitated visualization of anatomic structures, lesions and blood flow during studies of the liver, kidney and peripheral vasculature. The study design included a placebo-control, randomized single administration and a dosage of 0.05 mL/kg with the results of the study also read by blinded investigators. In the study, based on 151 patients who were studied using the final formulation, EchoGen enhanced or facilitated visualization of abnormal structures, lesions or blood flow patterns in 94% of the patients. In addition, EchoGen increased diagnostic confidence in 54% of the studies; reduced non-diagnostic studies by 46%; provided the primary information needed for the diagnosis in 31% of patients; and changed the diagnosis in 12% of patients. Over 42% of the examinations were completed more quickly with EchoGen. EchoGen prevented further ;75;1&w;75;1&wstudies in 13% of patients and assisted in the therapeutic management of patients 18% of the time.

SAFETY RESULTS

     In analyzed clinical trials with 1,128 patients utilizing the current formulation of EchoGen, there were no findings that the Company believes would suggest a toxicologic or pharmacologic response to the administration of EchoGen. There were no effects on organ function, blood chemistry, hematologic or urinalysis results. Adverse events that were considered possibly, probably or definitely related to EchoGen administration were experienced by 9.5% of patients. Those events occurring in greater than 1.0% of patients include feeling of warmth (3.5%), taste perversion (1.7%), headache (1.0%), and nausea (1.0%). The events were usually mild, occurred within 30 minutes of injection, generally required no treatment and left no sequelae.

ADDITIONAL STUDIES

     In August 1997, the Company completed two multi-center Phase 2 trials to determine the safety of EchoGen as a contrast agent during echocardiography in 135 patients with severe chronic obstructive pulmonary disease and in 146 patients with NYHA Class III or IV congestive heart failure. The results suggest that there are no clinically or statistically significant differences in the safety profiles exhibited by EchoGen and the inactive placebo (saline) in these patient populations.

     In September 1997, the Company completed enrollment in a multi-center, randomized, blinded Phase 3 trial of 304 patients which compared the discriminatory power of contrast echocardiography with EchoGen and nuclear medicine scans in the detection of perfusion deficits in the myocardium. Data analysis is currently underway.

     In July 1997, the Company initiated a Phase 3 multi-center trial to assess the use of EchoGen in improving the detection of prostate cancer by contrast ultrasound. Patients with elevated PSA (prostate specific antigen) levels and/or abnormal rectal examinations who have been referred for biopsy received a contrast enhanced transrectal ultrasound examination using EchoGen. Enrollment of 213 patients in this trial was completed in early 1998.

     In March 1997, a Phase 1 trial in 20 healthy volunteers undergoing stress echocardiography with EchoGen was completed in the U.K. The results of the trial suggest that the administration of EchoGen in multiple doses at rest and peak stress are safe and effective when used in conjunction with either pharmacologic or exercise stress echocardiography. In August 1997, the Company initiated a Phase 3 multi-center single blinded study comparing the discriminatory power of non-enhanced stress echocardiography and contrast enhanced stress echocardiography in the visualization of cardiac wall motion. This trial is investigating the use of EchoGen during either Dobutamine (pharmacologic stress) or exercise stress echocardiography. Non-enhanced and enhanced stress echo results will be compared to the results of the patients cardiac catheterization procedure.

     In 1996, the Company performed a Phase 2 trial in Europe that enrolled 20 patients who underwent contrast enhanced ultrasound studies of the breast. The results suggest that EchoGen-enhanced ultrasound appears to be useful in distinguishing malignant from benign breast lesions after suspicious lumps are discovered by mammography examination. In 1998, the Company plans to initiate a Phase 3 Breast Cancer multi-center blinded study. This study will investigate the ability of EchoGen to improve on the diagnosis of breast disease by enhancing the increase in vascularity exhibited by lesions.

     In late 1997, SONUS completed a Phase 1 trial of SonoGen at the Leicester Clinical Research Unit in the U.K. There were no serious adverse events among the 20 normal human subjects at a range of doses. Investigators concluded that SonoGen was safe and well tolerated.

     The commercialization of SonoGen, or of EchoGen for new indications, beyond those contained in the NDA, will require approval of separate regulatory submissions based on extensive additional clinical testing. There can be no assurance the clinical trial results from the above or future trials will demonstrate any efficacy or will be adequate for regulatory approval. See "Certain Factors That May Affect the Company's Business and Future Results."

MARKETING AND DISTRIBUTION

     The Company's strategy is to market EchoGen and SonoGen through arrangements with third parties in the U.S. and the rest of the world.

     The Company and Abbott have formed a strategic alliance for the marketing, manufacturing and distribution of ultrasound contrast agents, including EchoGen, in the U.S., Europe, Latin America, Canada, Africa, Middle East and certain countries in the Pacific Rim. Under the Abbott alliance the Company has the responsibility to provide technical marketing support during the launch and commercialization of EchoGen in the U.S. The Company and Daiichi have formed a strategic alliance for the marketing, manufacturing and distribution of EchoGen in Japan and nine other countries in the Pacific Rim. See "Strategic Alliances." There can be no assurance that the Company's strategic relationships will be successful.

MANUFACTURING

     The Company has utilized three outside FDA-certified organizations to manufacture EchoGen under current Good Manufacturing Practices ("GMP") requirements for the Company's use in preclinical and clinical studies and produces non-GMP batches of EchoGen at its facilities in Bothell, Washington as part of the Company's ongoing development of the product.

     The Company has entered into an agreement with Abbott pursuant to which Abbott has agreed to scale-up, manufacture and sell EchoGen to the Company at a fixed price, subject to increases in the producer's price index, packaged in final dosage form for a period of five years from the date of FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott has produced EchoGen in commercial-scale lots for use by the Company in its clinical trials in the U.S. The product is manufactured from raw materials supplied to Abbott by the Company. Under the agreement, the Company must purchase minimum annual quantities of EchoGen if FDA approval is received, and the Company has retained the right to manufacture or to have a third party manufacture a portion of its requirements. The inability of Abbott or any alternative contract manufacturer to manufacture and supply the Company with EchoGen would have a material adverse effect on the Company's business, financial condition and results of operations. See "Strategic Alliances" and "Certain Factors That May Affect the Company's Business and Future Results."

     The active chemical ingredients in EchoGen, DDFP and PEG Telomer B, a surfactant, are manufactured by a limited number of vendors worldwide. The inability of these vendors to supply medical-grade materials to the Company could delay the Company's manufacture of, or cause the Company to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the other raw materials of EchoGen are readily available from various suppliers.

RESEARCH AND DEVELOPMENT

     The Company currently conducts research and development activities at its facilities in Bothell, Washington. The Company also funds certain research, preclinical studies and clinical development efforts at universities and other institutions. The Company's primary research and development efforts are directed at the development and application of EchoGen and SonoGen, including clinical trials. In addition, the Company is conducting research in other applications of its proprietary technology including pulmonary and intravascular drug delivery.

     The Company incurred expenses of approximately $11.6 million, $11.2 million and $7.2 million on research and development in fiscal 1997, 1996 and 1995, respectively.

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

ABBOTT LABORATORIES

     In May 1993, the Company and Abbott, a worldwide manufacturer of health care products, entered into a supply agreement relating to EchoGen. Under this agreement, Abbott has agreed to develop the manufacturing process, assist the Company in FDA submissions and manufacture and sell the product to the Company for an initial five-year period after FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott is supplying the Company with most of its requirements for EchoGen clinical trials. The Company has agreed to purchase a portion of the U.S. commercial requirements of EchoGen upon receipt of FDA approval, subject to certain annual minimum purchase requirements at a fixed price, subject to increases in the producer's price index.

     In May 1996, the Company entered into additional agreements with Abbott for the marketing and sale of EchoGen in the U.S. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and U.S. marketing and sales. The Company has retained certain co-promotion rights to EchoGen in the U.S. Under the agreements, Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments, of which the Company had received $23.0 million as of December 31, 1997. After the FDA has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47% of net EchoGen revenues in the U.S. - a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. During 1997, Abbott paid $0.7 million to the Company to support clinical trials for the indications of stress echocardiography and prostate cancer. In addition, in 1996, Abbott paid $4.0 million for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

     In October 1996, the Company expanded its strategic alliance with Abbott by signing an agreement for EchoGen that extends Abbott's licensed territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones, of which $12.6 million may be offset against future royalty payments. As of December 31, 1997, the Company had received $8.5 million under the agreement. After applicable regulatory agencies have approved the marketing of EchoGen, for which there can be no assurance, the Company will receive a royalty that ranges from 36% to 42% of EchoGen net sales based on aggregate annual sales in the territory. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, 10 years from the date of the agreement, or the introduction of a generic equivalent by a third party. If the Company's relationship with Abbott is terminated early, it could have a material adverse effect on the Company's business, financial condition and results of operation. See "Certain Factors That May Affect the Company's Business and Future Results."

DAIICHI PHARMACEUTICAL CO., LTD.

     In April 1993, the Company and Daiichi entered into an option agreement pursuant to which Daiichi was granted an option to exclusive marketing and distribution rights to EchoGen in the Pacific Rim countries of Japan, Taiwan, The Peoples Republic of China, South Korea, Hong Kong, Thailand, Indonesia, Singapore, Malaysia and the Philippines. Daiichi is a market leader in Japan in the sale of contrast agents for medical imaging. Under the option agreement, the exercise of the option was contingent upon, among other factors, the receipt by Daiichi of certain clinical trial data related to EchoGen. In March 1995, Daiichi exercised its option and entered into a license agreement with the Company. Under these agreements, as of December 31, 1997, Daiichi has paid the Company option and license fees totaling $12.8 million and has agreed to pay an additional $19.6 million mainly in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan. Daiichi is responsible for conducting clinical trials and obtaining all regulatory clearances in the licensed territory and has agreed to pay royalties to the Company on sales of the product. The Company may be required to share with Daiichi any technical advances relating to EchoGen. During 1997, Daiichi completed Phase 1 clinical studies for EchoGen. Daiichi has the option to manufacture EchoGen, with raw materials supplied by the Company, for sales in Japan and Taiwan. The term of the license shall expire upon the later of the expiration of the last to expire patents or 10 years after the first commercial sale of EchoGen in the licensed territory. Daiichi has the right to terminate the license agreement at any time, in which case all rights to EchoGen revert to the Company and the Company retains all payments made through the date of termination. In addition, in November 1993, the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering. There can be no assurance that the Company will receive any further funding of milestone payments from Daiichi. If this collaboration is terminated or unsuccessful, it would have a material adverse effect on the Company's business, financial condition and results of operations. Nycomed Imaging A.S. ("Nycomed") recently announced that it has entered into a licensing arrangement with Daiichi to market an ultrasound contrast agent in Japan. The arrangement between Daiichi and Nycomed could have an adverse effect on the relationship of the Company with Daiichi. See "Certain Factors That May Affect the Company's Business and Future Results."

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. In order to undertake clinical tests, to produce and to market products for human diagnostic or therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes (i) preclinical studies, (ii) submission to the FDA of an application for an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of an NDA with respect to the drug, which application is not automatically accepted by the FDA for consideration and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with GMP requirements applicable to the production of pharmaceutical agents.

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

     In August 1996, the Company submitted an NDA for EchoGen with the FDA based on the data from the Phase 3 clinical trials for cardiology and radiology indications. The FDA accepted the NDA as filed in September 1996. In October 1997, the Company was informed by the FDA that a Medical Imaging Drug Committee Advisory meeting is not necessary to complete the review of the NDA for EchoGen. In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application is inadequate for approval, citing certain deficiencies in the application. The Company is in the process of preparing an amendment to the NDA and has scheduled a meeting for April 27, 1998 with the FDA to discuss the letter and the contents of the proposed amendment. The Company expects to be able to provide all of the information necessary to address the deficiencies noted in the letter, however, the Company

]
is unable to predict the timing of the submission until the meeting with the FDA has taken place. No assurance can be given that the Company will successfully address the deficiencies raised by the FDA or that the FDA will ultimately approve the NDA.

     Sales of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the E.U., the general trend has been towards coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each E.U. country.

     In November 1996, the Company submitted a Marketing Authorization Application ("MAA") to the European Medicines Evaluation Agency ("EMEA")for EchoGen under the new centralized "fast track" application procedures whereby a generally binding approval, valid for all 15 nations of the E.U., is obtained by a single application. With the single EMEA review, EchoGen may gain approval in the U.K., Ireland, France, Germany, Italy, Spain, Portugal, Sweden, Finland, Denmark, Belgium, Luxembourg, the Netherlands, Greece and Austria.

     At the March 1998 meeting of the Committee for Proprietary Medicinal Products ("CPMP"), the committee issued a positive opinion on EchoGen for use in patients with suspected or established cardiovascular disease. The CPMP is the scientific review committee of the EMEA and makes recommendations to the EMEA which typically accepts and ratifies the CPMP opinions generally within three to four months. The committee recommended labeling which includes the following indications: EchoGen is a transpulmonary echocardiographic contrast agent for use in patients with suspected or eatablished cardiovascular disease to provide opacification of cardiac chambers, enhance left ventricular border delineation with resulting improvement in wall motion visualization. Additional labeling states that the use of EchoGen in spectral and color Doppler studies was shown to enhance the visualization of blood flow across mitral, aortic and tricuspid valves in a subset of patients and that in studies of blood flow patterns in renal, hepatic and peripheral vasculature, the duration of color Doppler signal enhancement varied between 13 and 20 minutes. The Company also had filed data to support a broad radiology indication in the MAA. The CPMP will require additional data before it will consider issuing a positive opinion for such radiology indications. The Company intends to prepare the data to address the CPMP's issues. There can be no assurance that final approval of the CPMP recommended labeling will be granted by the EMEA within such time, or at all or that the Company will be able to satisfactorily address the CPMP requirements for broad radiology indications.

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

COMPETITION

     The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although there are currently only two FDA approved ultrasound imaging contrast agents in the U.S. for certain cardiology applications and, to the knowledge of the Company, no other ultrasound imaging agent has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. In addition, there are two ultrasound contrast agents approved for marketing in certain countries in Europe for certain cardiology and radiology indications and the Company believes that other agents are in clinical trials. The Company also believes that other medical and pharmaceutical companies will compete with the Company in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale, EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA or foreign jurisdictional approval for their products more rapidly than the Company. Historically, products that reach the market first generally have a market advantage. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

PATENTS AND PROPRIETARY RIGHTS

     The Company considers the protection of its technology to be material to its business. In addition to seeking U.S. patent protection for many of its inventions, the Company is seeking patent protection in certain foreign countries in order to protect its proprietary rights to inventions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's success will depend, in part, on its ability to obtain patents, defend patents and protect trade secrets. The Company has filed patent applications in the U.S. and 40 foreign countries relating to its principal technologies. In the U.S., 10 patents have been issued to the Company, the claims of which are directed to ultrasound contrast media which include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently has pending a patent infringement suit initiated by the Company. See "Legal Proceedings."

     The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, the Company may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office ("PTO") or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to the Company and distraction of the Company's management. Two of the Company's 10 U.S. patents, U.S. 5,573,751 and U.S. 5,558,094 are being re-examined by the PTO. In each of these re-examinations the PTO has initially rejected claims in these patents as unpatentable. SONUS has responded to those rejections and is awaiting further action by the PTO. Although the Company believes its responses will result in the reissuance to the Company of these two patents by the PTO, there can be no assurance that the PTO will reissue the patents. See "Legal Proceedings."

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

     The Company also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or know-how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

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

HUMAN RESOURCES

     At March 1, 1998, the Company had 62 employees, 43 engaged in research, development, clinical development and manufacturing activities, and 19 in marketing and administration. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. EXAMPLES OF THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (i) THE PROGRESS AND RESULTS OF CLINICAL TRIALS (ii) FUTURE MARKETING APPROVALS, (iii) THE ANTICIPATED OUTCOME OR FINANCIAL IMPACT OF LITIGATION, (iv) FUTURE PRODUCT REVENUES, AND (v) THE FUTURE USES OF CAPITAL AND FINANCIAL NEEDS OF THE COMPANY. WHILE THESE STATEMENTS MADE BY THE COMPANY ARE BASED ON MANAGEMENT'S CURRENT BELIEFS AND JUDGMENT, THEY ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER A NUMBER OF FACTORS AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED IN THE TEXT AND THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING FOOTNOTES IN THIS REPORT AND THE RISK FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FOLLOWING FACTORS, AMONG OTHERS.

     Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. The Company is subject to uncertain governmental regulatory requirements and a lengthy approval process for its products prior to any commercial sales of its products. The development and commercial use of the Company's products is regulated by the FDA, EMEA and comparable foreign regulatory agencies. The regulatory approval process for new ultrasound contrast agents, including required preclinical studies and clinical trials, is lengthy and expensive. The Company has filed for approval of only one product, EchoGen, with the FDA and the EMEA and the FDA in February 1998 issued an action letter indicating that the NDA is inadequate for approval, citing certain deficiencies in the application. The Company is in the process of preparing an amendment to the NDA and has scheduled a meeting for April 27, 1998 with the FDA to discuss the letter and the contents of the proposed amendment. The Company expects to be able to provide all of the information necessary to address the deficiencies noted in the letter, however, the Company is unable to predict the timing of the submission until the meeting with the FDA has taken place. No assurance can be given that the Company will successfully address the deficiencies raised by the FDA or that the FDA will ultimately approve the NDA. In addition, in March 1998 the CPMP recommended the approval of EchoGen for marketing in the E.U., however there can be no assurance that the Company will receive final approval to market EchoGen.

     The Company's collaborative partners are responsible for regulatory filings in all other jurisdictions, none of which have been approved. The Company and its collaborative partners may encounter significant delays or excessive costs in its efforts to secure necessary approvals. There can be no assurance that the necessary FDA and EMEA clearances and other foreign regulatory approvals will be obtained in a timely manner, if at all. The Company cannot predict if or when any of its products under development will be commercialized. See "Government Regulations."

     Unproven Safety and Efficacy; Uncertainty of Clinical Trials. The Company currently has only two products, EchoGen and SonoGen, in human clinical trials. Although the Company has completed the necessary pivotal clinical trials it believes will satisfy the requirements for approval of EchoGen by the FDA and the EMEA, the FDA has issued an action letter indicating that the NDA is inadequate for approval, citing certain deficiencies including the clinical and statistical sections of the NDA. There can be no assurance that the FDA or the EMEA will not require additional clinical trials or that such trials if begun, will demonstrate any efficacy or will be completed successfully in a timely manner, if at all. See "Status of Clinical Trials" and "Government Regulations. " In addition, the initial filings for approval of EchoGen covers only certain cardiology and radiology applications. The Company believes EchoGen may be used in other applications, such as myocardial perfusion, stress echocardiography, breast and prostate cancer and has begun clinical studies in those applications. Failure to complete successfully any of its clinical trials on a timely basis or at all would have a material adverse effect on the Company's business, financial condition and results of operations. In clinical trials in humans to date adverse events related to the final formulation of EchoGen have been infrequent, generally mild and transient, including feelings of warmth, taste perversion, headache and nausea. There can be no assurance that more serious side effects will not be encountered in future trials.

     Future U.S. or foreign legislative or administrative actions also could prevent or delay regulatory approval of the Company's products. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored drug.

     History of Operating Losses; Uncertainty of Future Financial Results. The Company's future financial results are uncertain. Although the Company reported net income for the year ended December 31, 1997, the Company has experienced significant losses since its inception in 1991, and may incur net losses in the foreseeable future. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials, and general and administrative expenses. The Company anticipates that its operating expenses will increase significantly in the future as the Company prepares for the anticipated commercialization of EchoGen and increases its research and development expenditures on new products. However, there can be no assurance that the Company will obtain regulatory approvals in order to generate product revenues. If the Company is unable to generate significant product revenues, it may incur substantial losses. Moreover, even if the Company generates significant product revenues, there can be no assurance that the Company will be able to sustain profitability.

The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into of new product license agreements by the Company and the timing and costs of clinical trials conducted by the Company.

     Uncertainty of Market Acceptance. To date, only two contrast agents for use in ultrasound imaging have received FDA approval, and the general market acceptance of contrast agents for ultrasound imaging is uncertain. If the existing approved contrast agents fail to gain market acceptance it could make the market acceptance of EchoGen more difficult. Market acceptance of EchoGen may depend upon a number of factors, including efficacy, safety, price and ease of administration. In addition, market acceptance may depend upon the Company's ability to educate the medical community on the diagnostic and clinical efficacy of ultrasound contrast agents in general and EchoGen in particular and the ability to obtain reimbursement from third party payors. Market acceptance may also depend upon the clinical utility and cost effectiveness of EchoGen. There can be no assurance that EchoGen, if successfully developed and commercialized, will gain market acceptance. Failure of EchoGen to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Third Parties for Funding, Clinical Development and Distribution. The Company is dependent on collaborative partners for a variety of activities, including conducting foreign clinical trials, obtaining required foreign regulatory approvals and manufacturing, marketing and distributing its products. The Company has entered into a number of agreements with Abbott for the manufacturing, marketing and distribution of EchoGen in all territories of the world except for Japan and nine other Pacific Rim countries. The Company is dependent on Abbott to fund a substantial portion of the Company's operating expenses, to manufacture EchoGen for clinical trials and for commercial sale, if approved, to conduct clinical trials and obtain regulatory approval in its territories outside of the U.S. and the E.U., and to market and distribute EchoGen in its territories. There can be no assurance that the collaboration will continue or be successful. Abbott has the right, in its sole discretion, to terminate the marketing collaboration at any time with 12 months notice to the Company. The Company has entered into a license agreement with Daiichi to market and distribute EchoGen throughout the Pacific Rim. The Company is dependent on Daiichi to fund a portion of the Company's operating expenses and to conduct clinical trials, make required regulatory filings, obtain regulatory approval for EchoGen and distribute EchoGen in the Pacific Rim. Nycomed recently announced that it has entered into a licensing arrangement with Daiichi to market an ultrasound contrast agent in Japan. The arrangement between Daiichi and Nycomed could have an adverse effect on the relationship of the Company with Daiichi. There can be no assurance that the collaboration will continue or be successful. Daiichi has the right, in its sole discretion, to terminate the collaboration at any time upon notice to the Company. If the agreements with Abbott or Daiichi are terminated or the collaborations are not successful, the Company will not receive scheduled milestone and funding payments and will be required to identify an alternative collaborative partner(s), which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Strategic Alliances."

     Dependence on Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents, defend patents and protect trade secrets. The Company has filed patent applications in the U.S. and 40 foreign countries relating to its principal technologies. In the U.S., 10 patents have been issued to the Company, the claims of which are directed to ultrasound contrast media which include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings."

     The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, the Company may participate in interference, reissue or re-examination proceedings conducted by the PTO or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to the Company and distraction of the Company's management. Two of the Company's 10 U.S. patents, U.S. 5,573,751 and U.S. 5,558,094 are being re-examined by the PTO. In each of these re-examinations the PTO has initially rejected claims in these patents as unpatentable. SONUS has responded to those rejections and is awaiting further action by the PTO. Although the Company believes its responses will result in the re-issuance to the Company of these two patents by the PTO, there can be no assurance that the PTO will reissue the patents. See "Legal Proceedings."

     Competition and Risk of Technological Obsolescence. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although there is currently only two
FDA approved ultrasound imaging contrast agents in the U.S. for certain cardiology applications and, to the knowledge of the Company, no other ultrasound imaging agent has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. The Company also believes that other medical and pharmaceutical companies will compete with the Company in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale, EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

     Limited Manufacturing Experience; Dependence on Limited Contract Manufacturers and Suppliers. The Company currently relies primarily on Abbott to produce EchoGen for research and development and clinical trials. Abbott's manufacturing site is subject to routine FDA and other regulatory inspections of its manufacturing practices. In addition there are a limited number of contract manufacturers that operate under GMP regulations, as required by the FDA. Unless the Company develops an in-house manufacturing capability or is able to identify and qualify alternative contract manufacturers, it will be entirely dependent on Abbott for the manufacture of EchoGen. There can be no assurance that the Company's reliance on Abbott for the manufacture of its products will not result in interruptions, delays or stoppages in the supply of EchoGen. The active chemical ingredients in EchoGen, DDFP and PEG Telomer B, a surfactant, are manufactured by a limited number of vendors worldwide. The inability of these vendors to supply medical-grade materials to the Company could delay the Company's manufacture of, or cause the Company to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the other raw materials of EchoGen are readily available from various suppliers. See "Manufacturing" and "Strategic Alliances."

     Lack of Marketing and Sales Experience. The Company has no experience in marketing, sales and distribution. The Company's strategy is to market EchoGen through its established strategic alliances and distribution arrangements with Abbott and Daiichi. There can be no assurance that the Company will be successful in maintaining these arrangements or that its collaborative partners in these arrangements will be successful in marketing and selling the Company's products. The Company's agreement with Abbott requires the Company to provide technical marketing support to Abbott's sales, marketing and distribution activities in the U.S. The Company is in the early stages in recruiting the staff which will provide such technical support. There can be no assurance that the Company will be successful in establishing technical support capability. If the Company does not provide adequate technical support, Abbott can choose to take over the technical support responsibilities and SONUS would be required to negotiate a lower royalty rate with Abbott to reflect the reduced responsibilities.

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

ITEM 2. PROPERTIES

     The Company currently leases approximately 27,000 square feet of laboratory and office space in a single facility in Bothell, Washington. The lease expires in April 1999 and includes an option to extend the term of the lease for three years. The Company believes that this facility will be adequate to meet its projected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On August 1, 1997, a lawsuit was filed in the U.S. District Court for the District of Columbia by Molecular Biosystems, Inc. ("MBI") and Mallinckrodt, Inc. against the Company, Nycomed Imaging A.S. ("Nycomed"), ImaRx Pharmaceutical Corporation, DuPont Merck and Bracco International BV. The suit alleged that certain of the Company's ultrasound contrast agent patents were invalid and that the Company had made certain false public representations about MBI and a proposed MBI product. On September 3, 1997, Nycomed filed a counter-claim against the Company in the above action, alleging that a Nycomed patent was entitled to priority over one of the SONUS patents and that the SONUS patent was invalid. The Company along with several other co-defendants moved to dismiss the lawsuit, and on January 5, 1998, the District Court of the District of Columbia dismissed the lawsuit filed by MBI and the cross-claim filed by Nycomed.

     On January 7, 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against MBI and Mallinckrodt. Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by SONUS are invalid and not infringed, and that SONUS has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. No trial date has been set for this lawsuit.

     In addition, the patents in this lawsuit are the subject of re-examination by the U.S. Patent and Trademark Office. The outcome of the re-examination may have an impact on the above patent infringement action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

     The Company's common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. As of February 28, 1998, there were 110 stockholders of record of the Company's common stock. The high and low sales prices of the Company's common stock as reported by Nasdaq are as follows:

1995                                             HIGH           LOW
----                                            ------         ------
Fourth Quarter                                  13              6 3/4

1996
----
First Quarter                                   19 1/2         10 1/2
Second Quarter                                  23 5/8         15
Third Quarter                                   21 3/4         15 1/4
Fourth Quarter                                  31 1/4         18 1/2

1997
----
First Quarter                                   34 3/4         25 1/8
Second Quarter                                  31             21 3/4
Third Quarter                                   46 3/4         25 1/2
Fourth Quarter                                  46 7/8         31 5/8

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                   1997        1996        1995         1994         1993
                                                 --------    --------    --------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues . . . . . . . . . . . . . . . . . . .   $ 18,900    $ 16,600    $  4,500     $  1,053     $  3,300
Total operating expenses . . . . . . . . . . .     18,763      14,988       9,416        9,259        5,491
Net income (loss)  . . . . . . . . . . . . . .      1,011       1,722      (5,939)      (8,897)      (2,589)
Net income (loss) per share:
   Basic . . . . . . . . . . . . . . . . . . .   $   0.12    $   0.20    $  (1.81)    $  (4.19)    $  (1.23)
   Diluted . . . . . . . . . . . . . . . . . .   $   0.11    $   0.19    $  (1.81)    $  (4.19)    $  (1.23)

Shares used in calculation of net income
 (loss) per share:
   Basic . . . . . . . . . . . . . . . . . . .      8,565       8,481       3,281        2,122        2,111
   Diluted . . . . . . . . . . . . . . . . . .      9,580       9,064       3,281        2,122        2,111

                                                                       DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   1997        1996        1995        1994         1993
                                                 --------    --------    --------    --------     --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
   securities  . . . . . . . . . . . . . . . .   $ 26,571    $ 25,131    $ 18,221    $  1,644     $  2,307
Total assets . . . . . . . . . . . . . . . . .     28,946      26,762      19,646       3,195        3,411
Total stockholders' equity (deficit) . . . . .     18,505      16,877      10,947     (13,041)      (4,222)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis set forth below contains trend analysis, discussions of regulatory approval and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others: uncertainty of governmental regulatory requirements; unproven safety and efficacy; uncertainty of clinical trials; history of operating losses; uncertainty of future financial results; uncertainty of market acceptance; future capital requirements and uncertainty of additional funding; dependence on third parties for funding, clinical development and distribution; dependence on patents and proprietary rights; competition and risk of technological obsolescence; limited manufacturing experience; dependence on limited contract manufacturers and suppliers; lack of marketing and sales experience; and limitations on third-party reimbursement. See "Business -- Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

     SONUS Pharmaceuticals, Inc. ("the Company") is primarily engaged in the research, development and commercialization of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development, and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") completed in October 1995. The Company currently has on file for EchoGen, a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") and a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

     The Company will not be able to commence sales of EchoGen in the U.S. or various international markets unless and until it receives the appropriate regulatory approvals. Through December 31, 1997, all of the Company's revenues have been derived from agreements with third parties for the collaborative development of EchoGen worldwide.

     In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and selling EchoGen in the U.S. Under the agreement, Abbott has agreed to pay the Company an aggregate of $31.0 million in up-front, clinical support and milestone payments, of which $23.0 million has been paid as of December 31, 1997. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company, equal to approximately six percent (6%) of the Company's outstanding common stock. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of December 31, 1997, $8.5 million has been paid to the Company by Abbott under the October 1996 agreement of which $3.5 million are creditable against future royalties.

     The Company has granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi") exclusive marketing and distribution rights to EchoGen in Japan and certain other countries in the Pacific Rim. As of December 31, 1997, Daiichi has paid the Company option, license and milestone fees totaling $12.8 million and has agreed to pay an additional $19.2 million in the form of milestone payments conditioned on the achievement of certain clinical development, regulatory and commercialization milestones in Japan.

     The Company's results of operations have varied and will continue to vary from quarter to quarter and are affected by, among other factors, the timing of fees and milestone payments made by collaborative partners, the entering into product license agreements by the Company and the timing and costs of the clinical trials conducted by the Company. The Company's current collaborative partners can terminate their agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Revenue from collaborative agreements increased to $18.9 million for the year ended December 31, 1997 as compared to $16.6 million for the year ended December 31, 1996. Revenue in 1997 consisted of $18.5 million and $0.4 million of payments received from Abbott and Daiichi, respectively. The increase reflects the continued achievement of certain clinical and regulatory milestones which trigger payments from collaborative partners. In 1996, revenue consisted of $12.0 million and $4.6 million of payments received from Abbott and Daiichi, respectively.

     Research and development expenses increased slightly to $11.6 million in 1997 compared to $11.2 million in 1996 primarily due to ongoing and new clinical trials investigating additional indications for EchoGen, and continued investment in the research and development of new products offset by $0.7 million of clinical development cost reimbursement by Abbott.

     General and administrative expenses were $7.2 million in 1997 compared to $3.8 million in 1996. The higher level of general and administrative expenses reflects the implementation of marketing programs in anticipation of FDA approval and planned product launch of EchoGen, costs of filing, prosecuting and protecting patents and patent applications, and growth in marketing and administration personnel.

     The Company anticipates total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to legal matters. See "Legal Proceedings" and Note 10 to the Notes to Financial Statements. In addition, revenues in future quarters are primarily dependent upon the timing of certain regulatory and commercialization milestones.

     Interest income increased to $1.1 million in 1997 from $0.8 million in 1996. The increase was primarily due to the larger cash and marketable securities balances in 1997 arising from the higher level of payments under collaborative agreements. Interest expense decreased to $0.1 million in 1997 compared to $0.2 million in 1996.

     The Company recorded $90,000 of income tax expense in 1997 and $510,000 in 1996. Income tax expense is lower than statutory rates primarily due to the use of net operating loss carryforwards.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Revenue from collaborative agreements increased to $16.6 million for the year ended December 31, 1996 as compared to $4.5 million for the year ended December 31, 1995. Revenue in 1996 consisted of $12.0 million and $4.6 million of payments received from Abbott and Daiichi, respectively. The increase reflects the achievement of certain clinical trial and regulatory milestones which trigger payments from collaborative partners. Milestone payments in 1996 related primarily to the EchoGen NDA filing in the U.S. and the MAA filing with the EMEA in Europe.

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

     Interest income increased to $0.8 million in 1996 from $0.3 million in 1995. The increase was primarily due to the larger cash and marketable securities balances in 1996 resulting from the Company's IPO in October 1995 and proceeds from a warrant purchased by Abbott in May 1996. Interest expense decreased to $0.2 million in 1996 compared to $0.8 million in 1995 primarily due to the repayment of notes to stockholders and the conversion of certain debts into common stock at the time of the IPO.

     Income taxes of $0.5 million for the year ended December 31, 1996 were primarily attributable to withholding taxes related to collaborative payments received from Daiichi.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At December 31, 1997, the Company had cash, cash equivalents and marketable securities of $26.6 million, compared to $25.1 million at December 31, 1996. Cash provided by operations for the year ended December 31, 1997 was $1.4 million compared to $3.5 million for the comparable period in fiscal 1996.

     In August 1997, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which bears interest at the prime rate plus 1.0% per annum. At December 31, 1997, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1998 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash and marketable securities in order to borrow under the line of credit.

     At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $14.8 million. These carryforwards will expire beginning in the year 2006. The IPO of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. This change resulted in the annual limitation of net operating losses during the carryforward period which may result in the inability to use a portion of the Company's net operating loss carryforwards due to their expiration.

     The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company's future capital requirements will, however, depend on many factors, including the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials and the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may have to raise substantial additional funds to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

     During 1997 the Company completed a comprehensive review of software applications used in critical business processes. The Company has determined that all of it's critical business systems are year 2000 compliant. There is no guarantee that the systems of the Company's collaborative partners or significant vendors will be year 2000 compliant. If the Company's collaborative partners and significant vendors are not year 2000 compliant, this could have an adverse effect on the ability of collaborative partners or vendors to satisfy their obligations to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:                                                                               PAGE
------------------------------                                                                               ----
Report of Independent Public Accountants...............................................................       29
Balance Sheets as of December 31, 1997 and 1996........................................................       30
Statements of Operations for the years ended December 31, 1997, 1996 and 1995..........................       31
Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995................       32
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..........................       33
Notes to the Financial Statements......................................................................       34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
SONUS Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of SONUS Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONUS Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Seattle, Washington
January 23, 1998

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                   1997             1996
                                                                               ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................    $  5,253,227     $  7,236,615
  Marketable securities ...................................................      21,317,835       17,894,450
  Other current assets ....................................................         599,303          397,733
                                                                               ------------     ------------
        Total current assets ..............................................      27,170,365       25,528,798

Equipment, furniture and leasehold improvements, net ......................       1,734,737        1,168,503
Other assets ..............................................................          40,667           64,878
                                                                               ------------     ------------
Total assets ..............................................................    $ 28,945,769     $ 26,762,179
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit .....................................................    $  5,000,000     $  5,000,000
  Accounts payable and accrued expenses ...................................       2,612,065        2,203,806
  Accrued clinical trial expenses .........................................       1,743,208        1,213,563
  Deferred revenue ........................................................              --        1,000,000
  Current portion of capital lease obligations ............................         146,762          228,049
                                                                               ------------     ------------
        Total current liabilities .........................................       9,502,035        9,645,418

Long-term debt ............................................................         845,939               --
Capital lease obligations, less current portion ...........................          93,178          239,511
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value:
        5,000,000 shares authorized; no shares outstanding ................              --               --
   Common stock, $.001 par value:
        20,000,000 shares authorized; 8,611,376 and 8,530,911 shares issued
        and outstanding in 1997 and 1996, respectively ....................      34,860,237       34,275,015
   Accumulated deficit ....................................................     (16,338,949)     (17,355,374)
   Deferred compensation ..................................................         (16,671)         (42,391)
                                                                               ------------     ------------
        Total stockholders' equity ........................................      18,504,617       16,877,250
                                                                               ------------     ------------
Total liabilities and stockholders' equity ................................    $ 28,945,769     $ 26,762,179
                                                                               ============     ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997             1996             1995
                                                              ------------     ------------     ------------
Revenues:
  Collaborative agreements ...............................    $ 18,900,000     $ 16,600,000     $  4,500,000

Operating expenses:
  Research and development ...............................      11,561,849       11,181,468        7,189,478
  General and administrative .............................       7,201,553        3,806,858        2,226,345
                                                              ------------     ------------     ------------
     Total operating expenses ............................      18,763,402       14,988,326        9,415,823
                                                              ------------     ------------     ------------

Operating income (loss) ..................................         136,598        1,611,674       (4,915,823)

Other income (expense):
  Interest income ........................................       1,093,149          832,936          260,860
  Interest expense .......................................        (128,468)        (212,465)        (752,334)
                                                              ------------     ------------     ------------
Income (loss) before income taxes ........................       1,101,279        2,232,145       (5,407,297)
Income taxes .............................................          90,000          510,000          531,644
                                                              ------------     ------------     ------------

Net income (loss) ........................................    $  1,011,279     $  1,722,145     $ (5,938,941)
                                                              ============     ============     ============
Net income (loss) per share:
   Basic .................................................    $       0.12     $       0.20     $      (1.81)
   Diluted ...............................................    $       0.11     $       0.19     $      (1.81)

Shares used in calculation of net income (loss) per share:
   Basic .................................................       8,565,279        8,481,084        3,280,928
   Diluted ...............................................       9,580,240        9,063,749        3,280,928

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             COMMON STOCK             ACCUMULATED       DEFERRED
                                                      SHARES           AMOUNT           DEFICIT       COMPENSATION         TOTAL
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1994 ..................       2,028,920     $    140,396     $(13,133,307)    $    (47,990)    $(13,040,901)
  Initial public offering of
    common stock net of
    offering costs of $2,476,938 ..............       3,063,750       18,969,313               --               --       18,969,313
  Conversion of redeemable preferred
    stock into common stock ...................       2,325,219        3,995,000               --               --        3,995,000
  Conversion of refundable option fees into
    common stock ..............................         549,410        3,845,875               --               --        3,845,875
  Conversion of convertible subordinated
    debenture into common stock ...............         462,857        3,000,000               --               --        3,000,000
  Issuance of common stock ....................          97,840           49,651               --               --           49,651
  Repurchase of common stock ..................         (79,914)         (26,172)              --               --          (26,172)
  Net loss ....................................              --               --       (5,938,941)              --       (5,938,941)
  Deferred compensation .......................              --          132,575               --         (132,575)              --
  Amortization of deferred compensation .......              --               --               --           87,636           87,636
  Unrealized gains on marketable securities ...              --               --            5,834               --            5,834
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1995 ..................       8,448,082       30,106,638      (19,066,414)         (92,929)      10,947,295
  Issuance of common stock ....................          82,829          168,377               --               --          168,377
  Proceeds from issuance of warrants ..........              --        4,000,000               --               --        4,000,000
  Net income ..................................              --               --        1,722,145               --        1,722,145
  Amortization of deferred compensation .......              --               --               --           50,538           50,538
  Unrealized losses on marketable securities...              --               --          (11,105)              --          (11,105)
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1996 ..................       8,530,911       34,275,015      (17,355,374)         (42,391)      16,877,250
  Issuance of common stock ....................          80,465          585,222               --               --          585,222
  Net income ..................................              --               --        1,011,279               --        1,011,279
  Amortization of deferred compensation .......              --               --               --           25,720           25,720
  Unrealized gains on marketable securities....              --               --            5,146               --            5,146
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1997 ..................       8,611,376     $ 34,860,237     $(16,338,949)    $    (16,671)    $ 18,504,617
                                                   ============     ============     ============     ============     ============


                             See accompanying notes.

                          SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31,
                                                                    1997             1996             1995
                                                                ------------     ------------     ------------
OPERATING ACTIVITIES:
Net income (loss) ..........................................    $  1,011,279     $  1,722,145     $ (5,938,941)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...........................         593,548          421,098          352,311
   Amortization of discount on marketable securities .......         (24,815)         (11,105)         (12,662)
   Realized losses on marketable securities ................          21,383               --               --
   Loss on asset retirements ...............................              --           53,958               --
   Deferred taxes ..........................................              --               --          200,000
   Amortization of deferred compensation ...................          25,720           50,538           87,636
Changes in operating assets and liabilities:
   Other assets ............................................        (177,359)        (160,703)        (142,871)
   Accounts payable and accrued expenses ...................         408,259          749,199          265,669
   Accrued clinical trial expenses .........................         529,645         (355,429)       1,404,729
   Deferred revenue ........................................      (1,000,000)       1,000,000       (4,000,000)
                                                                ------------     ------------     ------------
Net cash provided by (used in) operating activities ........       1,387,660        3,469,701       (7,784,129)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and
 leasehold improvements ....................................      (1,159,782)        (520,470)        (283,674)
Purchases of marketable securities .........................     (36,802,059)     (74,256,557)     (49,907,612)
Proceeds from sales of marketable securities ...............      22,144,047       62,529,763       38,429,216
Proceeds from maturities of marketable securities ..........      11,243,205        6,396,857          541,720
                                                                ------------     ------------     ------------
Net cash used in investing activities ......................      (4,574,589)      (5,850,407)     (11,220,350)

FINANCING ACTIVITIES:
Proceeds from line of credit borrowings ....................      20,000,000       21,400,000       10,000,000
Repayment of line of credit borrowings .....................     (20,000,000)     (21,400,000)      (5,000,000)
Proceeds from long-term debt ...............................         845,939               --               --
Proceeds from capital lease obligations ....................              --               --          274,560
Repayment of capital lease obligations .....................        (227,620)        (207,676)        (313,967)
Proceeds from issuance of common stock and warrants ........         585,222        4,168,377       18,992,792
Repayment of notes payable to stockholders .................              --               --       (2,927,005)
Refundable option fees converted into common stock .........              --               --        3,600,000
                                                                ------------     ------------     ------------
Net cash provided by financing activities ..................       1,203,541        3,960,701       24,626,380
                                                                ------------     ------------     ------------

Change in cash and equivalents for the period ..............      (1,983,388)       1,579,995        5,621,901
Cash and equivalents at beginning of period ................       7,236,615        5,656,620           34,719
                                                                ------------     ------------     ------------
Cash and equivalents at end of period ......................       5,253,227        7,236,615        5,656,620
Marketable securities at end of period .....................      21,317,835       17,894,450       12,564,513
                                                                ------------     ------------     ------------
   TOTAL CASH AND MARKETABLE SECURITIES ....................    $ 26,571,062     $ 25,131,065     $ 18,221,133
                                                                ============     ============     ============
Supplemental cash flow information:
   Interest paid ...........................................    $    127,770     $    198,934     $    694,677
   Income taxes paid .......................................    $     55,272     $    460,000     $    331,644


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     SONUS Pharmaceuticals, Inc. (the "Company") is engaged in the research and development of ultrasound contrast agents and drug delivery systems based on its proprietary PhaseShift(TM) and fluorocarbon technology.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase.

MARKETABLE SECURITIES

     The Company classifies the marketable securities investment portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the unrealized gains and losses included as a component of accumulated deficit. Interest earned on securities available-for-sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale also are included in interest income. The cost of securities sold is based on the specific identification method.

CONCENTRATIONS OF CREDIT RISK

     The Company invests its excess cash in accordance with guidelines which limit the credit exposure to any one financial institution and to any one type of investment, other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities are generally not collateralized and mature within one year.

REVENUES FROM COLLABORATIVE AGREEMENTS

     Payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received which have not met the appropriate criteria are recorded as deferred revenue.

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease.

STOCK COMPENSATION

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

PER SHARE DATA

     In 1997, the Company adopted Statement of Financial Accounting Standards No 128, "Earnings Per Share ("EPS")" (SFAS 128). In accordance with this statement, the Company has presented both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants. Amounts previously reported have been restated to conform to the provisions of SFAS 128.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. MARKETABLE SECURITIES

     Marketable securities consist of the following at December 31, 1997 and 1996:

                                                         UNREALIZED     UNREALIZED
                                             COST           GAINS         LOSSES        FAIR VALUE
                                         ------------   ------------   ------------    ------------
1997:
U.S. Government Obligations ..........   $  3,137,012   $        287   $       (249)   $  3,137,050
Corporate Debt Securities
(principally commercial paper) .......     18,175,677          5,308           (200)     18,180,785
                                         ------------   ------------   ------------    ------------
                                         $ 21,312,689   $      5,595   $       (449)   $ 21,317,835
                                         ============   ============   ============    ============
1996:
U.S. Government Obligations ..........   $ 11,996,089   $      7,406   $     (8,470)   $ 11,995,025
Corporate Debt Securities
(principally commercial paper) .......      5,904,645          1,363         (6,583)      5,899,425
                                         ------------   ------------   ------------    ------------
                                         $ 17,900,734   $      8,769   $    (15,053)   $ 17,894,450
                                         ============   ============   ============    ============

     The realized gains and losses on sales of available-for-sale securities were $29,000 and $50,000, respectively, in 1997. There were no realized gains or losses during 1996 or 1995. All marketable securities at December 31, 1997 and 1996 mature within one year.

3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements consist of the following:

                                                                   1997          1996
                                                                ----------    ----------
     Laboratory equipment ..................................    $1,755,770    $1,388,738
     Office furniture and equipment ........................       970,465       491,561
     Leasehold improvements ................................       746,771       432,925
                                                                ----------    ----------
                                                                 3,473,006     2,313,224
     Less accumulated depreciation and amortization ........     1,738,269     1,144,721
                                                                ----------    ----------
                                                                $1,734,737    $1,168,503
                                                                ==========    ==========

4. DEBT

     The Company has a Loan Agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility. Borrowings bear interest at the prime rate plus 1.0% per annum (9.5% at December 31, 1997). At December 31, 1997 and December 31, 1996, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1998 and is secured by the tangible assets of the Company. The Company is required to maintain a minimum balance of cash and marketable securities in order to borrow under the line of credit.

     Prior to 1996, substantially all of the Company's equipment and furniture was financed through a capital lease agreement. In the aggregate, the Company has borrowed approximately $1.4 million under the lease agreement. The obligations bear interest at rates ranging from 15.8% to 17.1%, with principal and interest payable monthly at approximately $14,473 per month.

Future minimum payments under these leases are as follows:


     1998.....................................................    $ 172,577
     1999.....................................................      101,420
                                                                  ---------
     Total minimum lease payments.............................      273,997
     Less amounts representing interest.......................       34,057
                                                                  ---------
     Present value of minimum lease payments..................      239,940
     Less current portion.....................................      146,762
                                                                  ---------
     Capital lease obligations, less current portion..........    $  93,178
                                                                  =========

     In 1997, Abbott Laboratories ("Abbott") agreed to fund certain clinical trials of the Company in accordance with the Company's collaborative agreements with Abbott (see Note 5). Of the total funding, 50% is to be paid back to Abbott within five years of the receipt of funds, plus accrued interest. The obligation to Abbott, reported as long-term debt, bears interest at the prime rate plus 1% per annum (9.5% at December 31, 1997). At December 31, 1997, the balance including interest was $845,939.

5.   COLLABORATIVE AGREEMENTS

     In May 1996, the Company formed a strategic alliance with Abbott for the marketing and sale of EchoGen in the U.S. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and U.S. marketing and sales. The Company has retained certain co-promotion rights to EchoGen in the U.S. Under the agreement, Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments, of which the Company had received $23.0 million as of December 31, 1997. After the U.S. Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47% of EchoGen sales in the U.S. -- a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott paid $4.0 million for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

     In October 1996, the Company expanded its strategic alliance with Abbott by signing a second agreement for EchoGen that extends Abbott's licensed territory to include: Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones (of which $12.6 million may be offset against future royalty payments). As of December 31, 1997, the Company had received $8.5 million under the agreement. After applicable regulatory agencies have approved the marketing of EchoGen, for which there can be no assurance, the Company will receive payments that range from 36% to 42% of EchoGen sales in these territories. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, 10 years from the date of the agreement, or the introduction of a generic equivalent by a third party.

     In March 1995, the Company entered into a license agreement with Daiichi Pharmaceutical Co., Ltd. ("Daiichi"). The agreement provides Daiichi an exclusive license to distribute the Company's first product to several Pacific Rim countries including Japan, Taiwan, China, and Korea (the "Territory"). In March 1995, the Company recognized a $2.0 million advance as revenue and received an additional $1.3 million of non-refundable license fees. Daiichi is required to pay specified amounts to the Company to maintain its product license rights, including regular quarterly payments of $400,000, which were completed during the first quarter of 1997, and additional payments upon achievement of certain clinical development and regulatory milestones. Total payments from Daiichi if the Company achieves the agreed-upon milestones will be $32.0 million. As of December 31, 1997, the Company had received $12.8 million under the agreement. Subject to early termination, the term of the license shall expire upon the later of the expiration of the last to expire patents or 10 years after the first commercial sale of the Company's first product in the Territory. The license agreement also includes product supply and royalty provisions. For all areas in the Territory outside Japan and Taiwan, Daiichi is obligated to purchase the finished product from the Company at a fixed unit price. For Japan and Taiwan, Daiichi has the option of obtaining finished goods directly from the Company or obtaining raw materials from the Company and manufacturing the product.

6. INCOME TAXES

     Income tax expense consists of the following:


                                        1997        1996        1995
                                      --------    --------    --------
     Current:
       Federal ...................    $ 50,000    $ 50,000    $     --
       State .....................          --          --       1,644
       Foreign ...................      40,000     460,000     330,000
                                      --------    --------    --------
                                        90,000     510,000     331,644
     Deferred:
       Foreign ...................          --          --     200,000
                                      --------    --------    --------
     Total .......................    $ 90,000    $510,000    $531,644
                                      ========    ========    ========

     The Company's foreign income tax expense is for withholding taxes paid in Japan relating to the collaborative payments made by Daiichi (see Note 5).

     Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                     1997             1996
                                                                 ------------     ------------
     Deferred tax assets:
       Federal net operating loss carryforwards .............    $  5,049,000     $  5,355,000
       Accrued expenses .....................................         197,000          165,000
       Research and development credits .....................         983,000          691,000
       Foreign tax credits ..................................       1,183,000        1,143,000
       Deferred compensation ................................           6,000          112,000
                                                                 ------------     ------------
     Total deferred tax assets ..............................       7,418,000        7,466,000
     Deferred tax liabilities:
       Tax in excess of book depreciation expense ...........         (14,000)        (107,000)
                                                                 ------------     ------------
     Gross deferred tax assets ..............................       7,404,000        7,359,000
       Valuation allowance for net deferred tax assets ......      (7,404,000)      (7,359,000)
                                                                 ------------     ------------
     Net deferred tax assets ................................    $         --     $         --
                                                                 ============     ============

     A reconciliation of the Federal Statutory tax rate of 34% to the Company's effective income tax rate follows:

                                                                1997          1996
                                                              --------      --------
     Statutory tax rate ....................................     34.00%        34.00%
     Permanent differences .................................      1.91          0.19
     Utilization of net operating loss carryforwards .......    (35.91)       (34.19)
     Federal tax expense (AMT) .............................      4.54          2.24
     Foreign tax expense ...................................      3.63         20.61
                                                              --------      --------
     Effective tax rate ....................................      8.17%        22.85%
                                                              ========      ========

     Due to the uncertainty of the Company's ability to continue to generate taxable income to realize its net deferred tax assets at December 31, 1997 and 1996, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance for deferred tax assets increased $45,000 and decreased $22,000 for the years ended December 31, 1997 and 1996, respectively.

     The Company has federal net operating loss carryforwards of approximately $14,791,000 at December 31, 1997, for income tax reporting purposes and research and development tax credit carryforwards of approximately $983,000 at December 31, 1997. The federal operating loss carryforwards begin to expire in 2006. The research and development credits begin to expire in 1998.

     The initial public offering ("IPO") of common stock by the Company caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards before utilization.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

     In October 1995, the Company sold 3,063,750 shares of common stock in an IPO resulting in net proceeds of approximately $19.0 million. Upon completion of the IPO, all of the convertible redeemable preferred stock outstanding converted into 2,325,219 shares of common stock, and the convertible subordinated debenture converted into 462,857 shares of common stock. In August 1995, $3.6 million refundable option fees, plus accrued interest ($245,875 at the time of conversion), were converted into 549,410 shares of common stock under a prior agreement.

     At December 31, 1997, the Company had reserved shares of common stock for the following purposes:


     Stock Option Plans .........................    1,375,226
     Warrants ...................................      784,547
     Other Stock Options ........................       76,335
     Employee Stock Purchase Plan ...............       21,244
                                                     ---------
                                                     2,257,352
                                                     =========

STOCK OPTION PLANS

     The Company has adopted two plans which provide for the granting of incentive and nonqualified stock options. 1,500,000 shares were reserved for issuance under the employee plan and 122,137 shares were reserved under the director plan. As of December 31, 1997, there were 266,762 shares available for future grant under the plans. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director options are fully vested at the date of grant. All options expire 10 years from the date of grant.

     A summary of activity related to the Company's stock option plans follow:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                    EXERCISE       EXERCISE
                                                   SHARES            PRICE          PRICE
                                                 ----------     ---------------    --------
Balance, December 31, 1994.....................     175,542    $  .07 --   .66     $ 0.15
  Granted......................................     149,656       .66 --  8.19       4.06
  Exercised....................................     (91,578)      .07 --   .33       0.14
  Canceled.....................................     (33,604)      .07 --  8.19       7.52
                                                 ----------
Balance, December 31, 1995.....................     200,016       .07 --  8.19       1.94
  Granted......................................     649,955     13.00 -- 23.00      14.49
  Exercised....................................     (68,766)      .07 --  7.86       0.45
  Canceled.....................................     (34,276)      .07 -- 20.00      11.77
                                                 ----------
Balance, December 31, 1996.....................     746,929       .07 -- 23.00      12.66
  Granted......................................     287,802     24.13 -- 44.00      29.86
  Exercised....................................     (51,484)      .20 -- 23.00       9.13
  Canceled.....................................     (14,663)      .20 -- 40.13      13.77
                                                 ----------
Balance, December 31, 1997.....................     948,584       .07 -- 44.00      17.43
                                                 ==========

Options exercisable at December 31, 1997.......     475,315    $  .07 -- 44.00     $15.04
                                                 ==========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                       WEIGHTED          WEIGHTED                      WEIGHTED
  RANGE OF                             AVERAGE           AVERAGE                       AVERAGE
  EXERCISE           NUMBER           REMAINING          EXERCISE        OPTIONS       EXERCISE
   PRICES         OUTSTANDING      CONTRACTUAL LIFE       PRICE        EXERCISABLE      PRICE
-------------     -----------      ----------------     ----------     -----------     --------
$0.066-$ 8.19        79,456           5.23 years          $ 2.86          53,918        $ 2.98
$13.25-$23.00       602,826           8.20 years          $14.30         386,377        $14.55
$24.13-$44.00       286,302           9.39 years          $29.80          35,020        $39.04

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has elected to continue following the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures using the fair value method.

     Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the pro forma amounts for net income (loss) and associated basic EPS amounts would have been $(1.0) million or $(.11) per share for the year ended December 31, 1997 and $0.3 million or $.03 per share and $(6.0) million or $(1.81) per share for the years ended December 31, 1996 and 1995, respectively. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include an estimated option life of four years, expected stock price volatility ranging from .576 to .645, a dividend yield of 0.0%, and a risk-free interest rate at the grant date ranging from 5.25% to 7.70%. The weighted average fair value of options granted during 1997, 1996 and 1995 was $14.91, $6.72 and $4.43, respectively, per share.

     For certain options granted between December 1994 and September 1995, the Company is recognizing as compensation expense the excess of the deemed fair value for financial reporting purposes of the common stock issuable over the exercise price. Deferred compensation is amortized over the vesting period of the option.

STOCK PURCHASE PLAN

     In 1995, the Company established an employee stock purchase plan. Under the plan, employees may contribute up to 15% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 10,273, and 6,111 in 1997 and 1996, respectively. At December 31, 1997, 21,244 shares were reserved for future purchase by employees under the plan.

OTHER OPTIONS AND WARRANTS

     In connection with the Abbott Agreement signed in May 1996, Abbott purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock. The warrants are exercisable for five years at $16.00 per share.

     In connection with bridge financing prior to the IPO, the Company issued warrants to purchase an aggregate of 303,590 shares of common stock at exercise prices ranging from $5.24 to $7.05 per share. The warrants expire at various times from October 1998 through July 2000. 26,114 warrants were exercised in 1997 and 5,361 warrants were exercised in 1996.

     In September 1994, the Board of Directors granted an option, expiring in 2004, to purchase 76,335 shares of common stock to the Company's President and Chief Executive Officer. The option is exercisable at $0.66 per share. In connection with the grant, the Company recorded deferred compensation of $50,000, representing the excess of the deemed fair value for financial reporting purposes of the common stock issuable over the exercise price, which amount is being amortized over the vesting period of the option.

     In connection with the deferral of the payment of reimbursements related to the relocation of the Company's executive offices, in November 1994 the Company issued warrants to certain employees to purchase an aggregate of 17,949 shares of common stock at an exercise price of $6.55 per share. 2,929 and 2,588 warrants were exercised in 1997 and 1996, respectively.

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

8. EARNINGS PER SHARE

     A reconciliation between basic and diluted EPS follows:


                                                            1997          1996
                                                         ----------    ----------
     BASIC EARNINGS PER SHARE:
     Net income .....................................    $1,011,279    $1,722,145

     Weighted average common shares .................     8,565,658     8,481,084

        Basic EPS ...................................    $     0.12    $     0.20

     DILUTED EARNINGS PER SHARE:
     Net income .....................................    $1,011,279    $1,722,145

     Weighted average common shares - basic .........     8,565,658     8,481,089
     Dilutive potential common shares ...............     1,014,582       582,660
                                                         ----------    ----------
        Total .......................................     9,580,240     9,063,749
                                                         ==========    ==========

        Diluted EPS .................................    $     0.11    $     0.19

9.   COMMITMENTS

     The Company has leased office and laboratory space under two operating lease agreements which expire in April 1998 and April 1999. Under the main office lease which expires in April 1999, the Company has the option to extend the lease for an additional three years at 95% of the then fair market value of the premises. The Company anticipates extension of the second office lease through April 1999. Future minimum lease payments are as follows:

     1998..............................................   $379,599
     1999..............................................     91,926
                                                          --------
                                                          $471,525
                                                          ========

     Rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $458,000, $340,000 and $328,000, respectively.

     In May 1993, the Company entered into a manufacturing and supply agreement with Abbott. In the event that EchoGen is approved by the FDA, the Company is obligated to purchase certain minimum quantities of materials from Abbott or make cash payments for the shortages from the predetermined purchase level over a five-year period.

10. LEGAL PROCEEDINGS


     On August 1, 1997, a lawsuit was filed in the U.S. District Court for the District of Columbia by Molecular Biosystems, Inc. ("MBI") and Mallinckrodt, Inc. against the Company, Nycomed Imaging A.S. ("Nycomed"), ImaRx Pharmaceutical Corporation, DuPont Merck and Bracco International BV. The suit alleged that certain of the Company's ultrasound contrast agent patents were invalid and that the Company had made certain false public representations about MBI and a proposed MBI product. On September 3, 1997, Nycomed filed a counter-claim against the Company in the above action, alleging that a Nycomed patent was entitled to priority over one of the SONUS patents and that the SONUS patent was invalid. The Company along with several other co-defendants moved to dismiss the lawsuit, and on January 5, 1998, the District Court of the District of Columbia dismissed the lawsuit filed by MBI and the cross-claim filed by Nycomed.

     On January 7, 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against MBI and Mallinckrodt. Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by SONUS are invalid and not infringed, and that SONUS has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. No trial date has been set for this lawsuit.

     In addition, the patents in this lawsuit are the subject of re-examination by the U.S. Patent and Trademark Office. The outcome of the re-examination may have an impact on the above patent infringement action.

11. RECENT ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No 130 or 131 are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders entitled "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders entitled "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders entitled "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)  Financial Statements

              The financial statements filed as a part of this Report are listed on the "Index to Financial Statements" on Page 28.

         (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

         (3)  Exhibits

                                INDEX TO EXHIBITS

    EXHIBIT NO.                                DESCRIPTION                               LOCATION
    -----------     ------------------------------------------------------------------   --------
        3.2         Amended and Restated Certificate of Incorporation of the Company.        *

        3.4         Amended and Restated Bylaws of the Company.                              *

        4.1         Specimen Certificate of Common Stock.                                    *

        4.2         Rights Agreement, dated as of August 23, 1996, between the             ***
                    Company and U.S. Stock Transfer Corporation.

       10.1         SONUS Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified         *
                    Stock Option and Restricted Stock Purchase Plan -- 1991 (the
                    "1991 Plan"), as amended.

       10.2         Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.    *

       10.3         Form of Nonqualified Stock Option Agreement pertaining to                *
                    the 1991 Plan.

       10.4         Form of Restricted Stock Purchase Agreement pertaining to the            *
                    1991 Plan.

       10.5         SONUS Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors         *
                    (the "Director Plan").

       10.6         Form of Stock Option Agreement pertaining to the Director Plan.          *

       10.12        License Agreement dated as of March 31, 1995 by and between              *
                    the Company and Daiichi Company (portions omitted pursuant to Rule 406 of the Securities Act of 1933, as amended (the
                    "1933 Act")).

       10.14        Contrast Agent Development and Supply Agreement dated May 6,             *
                    1993 by and between the Company and Abbott Laboratories,
                    Inc. (portions omitted pursuant to Rule 406 of the 1933
                    Act).

       10.14A       Amendment to Contrast Agent Development and Supply Agreement             *
                    dated August 22, 1995 by and between the Company and
                    Abbott Laboratories, Inc. (portions omitted pursuant to Rule
                    406 of the 1933 Act).


    EXHIBIT NO.                                 DESCRIPTION                              LOCATION
    -----------     ------------------------------------------------------------------   --------
       10.15        Lease Agreement dated February 26, 1992 by and between the               *
                    Company and Cambridge Park Partners, L.P.

       10.16        First Amendment to Lease dated December 15, 1994 by and between          *
                    the Company and Cambridge Park Partners, L.P.

       10.17        Sublease dated December 15, 1994 by and between the Company and          *
                    McGaw, Inc.

       10.18        Lease Agreement dated January 17, 1994 between the Company and WRC       *
                    Properties, Inc.

       10.19        Form of Indemnification Agreement for Officers and Directors of          *
                    the Company.

       10.20        Manufacturing Agreement dated August 2, 1995 by and between              *
                    the Company and Pharmaceutical Education and Development
                    Foundation of the Medical University of South Carolina
                    (portions omitted pursuant to Rule 406 of the 1933 Act).

       10.21        Loan and Security Agreement dated August 11, 1995 by and between         *
                    the Company and Silicon Valley Bank.

       10.21A       Loan Modification Agreement dated September 10, 1997 to Loan             *
                    and Security Agreement by and between the Company and
                    Silicon Valley Bank.

       10.22        SONUS Pharmaceuticals, Inc. Employee Stock Purchase Plan.               **

       10.24        Employment Agreement, effective as of January 16, 1996,                  #
                    by and between the Company and Steven C. Quay, M.D., Ph.D.

       10.25        Agreement between Abbott Laboratories, Inc. and the Company,            ##
                    dated May 14, 1996 (portions omitted pursuant to Rule 24b-2).

       10.26        Third Amended and Restated Registration Rights Agreement               ###
                    dated as of May 15, 1996.

       10.28        International License Agreement, dated October 1, 1996, by            ####
                    and between Abbott Laboratories, Inc. and the Company
                    (portions omitted pursuant to Rule 24b-2).

       23.1         Consent of Ernst & Young LLP, Independent Auditors                       +

       24.1         Power of Attorney (included on the Signature Page of this
                    Annual Report on Form 10-K).

       27.1         Financial Data Schedule.                                                 +

       27.1A        Restated Financial Data Schedule - First Quarter 1997                    +

       27.1B        Restated Financial Data Schedule - Second Quarter 1997                   +

       27.2A        Restated Financial Data Schedule - 1996 Annual Report                    +
                    on Form 10-K

    EXHIBIT NO.                                DESCRIPTION                               LOCATION
    -----------     ------------------------------------------------------------------   --------
                    Executive Compensation Plans and Arrangements

       10.1         1991 Plan.                                                               *

       10.2         Form of Incentive Stock Option Agreement pertaining to                   *
                    the 1991 Plan.

       10.3         Form of Nonqualified Stock Option Agreement pertaining                   *
                    to the 1991 Plan.

       10.4         Form of Restricted Stock Purchase Agreement pertaining to                *
                    the 1991 Plan.

       10.5         Director Plan.                                                           *

       10.6         Form of Stock Option Agreement pertaining to the Director                *
                    Plan.

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

#### Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated October 1, 1996.

+      Filed herewith

     (b) The Company filed no reports on Form 8-K during the quarter ended December 31 1997.

     EchoGen(R) is a registered trademark and SonoGen(TM), High-Q Factor(TM) and PhaseShift(TM) are trademarks of SONUS Pharmaceuticals, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 31, 1998.

                                          SONUS PHARMACEUTICALS, INC.

Dated: March 31, 1998                     By:    /s/ Steven C. Quay, M.D., Ph.D.
                                                 -------------------------------
                                                 Steven C. Quay, M.D., Ph.D.
                                                 President, Chief Executive
                                                 Officer and Director


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

/s/ Steven C. Quay, M.D., Ph.D.                President, Chief Executive                   March 31, 1998
-----------------------------------------      Officer and Director
Steven C. Quay, M.D., Ph.D.                    (Principal Executive Officer)

/s/ Gregory Sessler                            Chief Financial Officer                      March 31, 1998
-----------------------------------------      (Principal Financial and
Gregory Sessler                                Accounting Officer)

/s/ Donald B. Milder                           Director                                     March 31, 1998
-----------------------------------------
Donald B. Milder

/s/ Harry A. Shoff                             Director                                     March 31, 1998
-----------------------------------------
Harry A. Shoff

/s/ Dwight Winstead                            Director                                     March 31, 1998
-----------------------------------------
Dwight Winstead

/s/ George W. Dunbar, Jr.                      Director                                     March 31, 1998
-----------------------------------------
George W. Dunbar, Jr.

DEAD TABLE GARK