Form 10-Q
period 1998-03-31
SONUS PHARMACEUTICALS INC
filed 1998-05-07
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                  22026 20TH AVE. SE, BOTHELL, WASHINGTON 98021
                    (Address of Principal Executive Offices)

                                 (425) 487-9500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


           Class                             Outstanding at April 30, 1998
           -----                             -----------------------------
Common Stock, $.001 par value                        8,615,451

                               Page 1 of 13 Pages
                        Exhibit Index appears on Page 11

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                           Page Number
                                                                                                         -----------
         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 ...............       3

                  Statements of Operations (unaudited) for the three months ended
                      March 31, 1998 and March 31, 1997 ...............................................       4

                  Statements of Cash Flow (unaudited) for the three months ended
                      March 31, 1998 and March 31, 1997 ...............................................       5

                  Notes to Financial Statements .......................................................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................................................      10

         Item 4.  Submission of Matters to a Vote of Security Holders .................................      10

         Item 6.  Exhibits and Reports on Form 8-K ....................................................      11

         Items 2,3 and 5 are not applicable and therefore have been ommitted

SIGNATURES ............................................................................................      12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                                           MARCH 31,        DECEMBER 31,
                                                                             1998               1997
                                                                         ------------       ------------
ASSETS                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents ......................................      $  5,154,194       $  5,253,227
   Marketable securities ..........................................        18,466,433         21,317,835
   Other current assets ...........................................           544,749            599,303
                                                                         ------------       ------------
     Total current assets .........................................        24,165,376         27,170,365

Equipment, furniture and leasehold improvements, net of accumulated
   depreciation of $1,938,173 and $1,738,269 ......................         1,748,812          1,734,737
Other assets ......................................................            40,667             40,667
                                                                         ------------       ------------
Total assets ......................................................      $ 25,954,855       $ 28,945,769
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ............................................      $  5,000,000       $  5,000,000
   Accounts payable and accrued expenses ..........................         2,301,000          2,612,065
   Accrued clinical trial expenses ................................         1,802,088          1,743,208
   Current portion of capital lease obligations ...................           130,483            146,762
                                                                         ------------       ------------
     Total current liabilities ....................................         9,233,571          9,502,035

Long-term debt ....................................................         1,328,811            845,939
Capital lease obligations, less current portion ...................            75,217             93,178
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value:
     5,000,000 authorized; no shares issued or outstanding ........                --                 --
   Common stock, $.001 par value:
     20,000,000 shares authorized; 8,615,451 and 8,611,376
     shares issued and outstanding in 1998 and 1997, respectively .        34,939,884         34,860,237
   Accumulated deficit ............................................       (19,610,125)       (16,338,949)
   Deferred compensation ..........................................           (12,503)           (16,671)
                                                                         ------------       ------------
     Total stockholders' equity ...................................        15,317,256         18,504,617
                                                                         ------------       ------------
Total liabilities and stockholders' equity ........................      $ 25,954,855       $ 28,945,769
                                                                         ============       ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                     1998              1997
                                                                  -----------       -----------
Revenues:
   Collaborative agreements ...............................       $ 1,700,000       $ 5,100,000

Operating expenses:
   Research and development ...............................         3,550,056         2,583,986
   General and administrative .............................         1,656,574         1,187,610
                                                                  -----------       -----------
   Total operating expenses ...............................         5,206,630         3,771,596
                                                                  -----------       -----------

Operating income (loss) ...................................        (3,506,630)        1,328,404

Other income (expense):
   Interest income ........................................           294,051           249,971
   Interest expense .......................................           (54,113)          (32,188)
                                                                  -----------       -----------
Income (loss) before income taxes .........................        (3,266,692)        1,546,187

Income taxes ..............................................                --           190,000
                                                                  -----------       -----------
Net income (loss) .........................................       $(3,266,692)      $ 1,356,187
                                                                  ===========       ===========

Net income (loss) per share:
   Basic ..................................................       $     (0.38)      $      0.16
   Diluted ................................................       $     (0.38)      $      0.14

Shares used in computation of net income (loss) per share:
   Basic ..................................................         8,612,923         8,531,352
   Diluted ................................................         8,612,923         9,497,082


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) ...................................................      $ (3,266,692)      $  1,356,187
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Depreciation and amortization ....................................           204,072            129,220
   Amortization of discount on marketable securities ................           (10,903)           (30,949)
   Realized gain on marketable securities ...........................            (6,533)              (840)
   Changes in operating assets and liabilities:
     Other current assets ...........................................            54,554             81,321
     Accounts payable and accrued expenses ..........................          (311,065)           (61,809)
     Accrued clinical trial expenses ................................            58,880            171,242
     Deferred revenue ...............................................                --         (1,000,000)
                                                                           ------------       ------------
Net cash provided by (used in) operating activities .................        (3,277,687)           644,372

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ........          (213,979)          (153,838)
Purchases of marketable securities ..................................       (10,663,563)        (8,005,737)
Proceeds from sale of marketable securities .........................        13,041,869          2,000,000
Proceeds from maturities of marketable securities ...................           486,048          3,939,376
                                                                           ------------       ------------
Net cash provided by (used in) investing activities .................         2,650,375         (2,220,199)

FINANCING ACTIVITIES:
Proceeds from bank line of credit ...................................         5,000,000          5,000,000
Repayment of bank line of credit ....................................        (5,000,000)        (5,000,000)
Proceeds from long-term debt ........................................           482,872                 --
Repayment of capitalized lease obligations ..........................           (34,240)           (46,476)
Proceeds from issuance of common stock and warrants .................            79,647             38,339
                                                                           ------------       ------------
Net cash provided by (used in) financing activities .................           528,279             (8,137)
                                                                           ------------       ------------

Change in cash and cash equivalents for the period ..................           (99,033)        (1,583,964)
Cash and cash equivalents at beginning of period ....................         5,253,227          7,236,615
                                                                           ------------       ------------
Cash and cash equivalents at end of period ..........................      $  5,154,194       $  5,652,651
                                                                           ============       ============

Supplemental cash flow information:
   Interest paid ....................................................      $     17,097       $     32,188
   Income taxes paid ................................................      $      7,500       $     40,000


                             See accompanying notes.

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

         The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 1997.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")" (SFAS 128). In accordance with this statement, the Company has presented both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants. Amounts previously reported have been restated to conform to the provisions of SFAS 128.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are currently reported in shareholders' equity, to be included in other comprehensive income. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and all interim periods thereafter. The total of other comprehensive income for the periods ended March 31, 1998 and 1997 are immaterial.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is primarily engaged in the research, development and commercialization of proprietary contrast agents for use in ultrasound imaging. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) Emulsion, began in January 1994. The Company currently has on file for EchoGen a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") and a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

         In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application is inadequate for approval, citing certain deficiencies in the application. The Company is in the process of preparing an amendment to the NDA to address the deficiencies. The Company is exchanging information with the FDA and, based on communications to date, believes an amendment can be prepared that will be responsive to the issues raised in the FDA action letter. Once the Company has filed the amendment with the FDA, the agency has up to 180 days to review the amendment. Accordingly, once the FDA review is completed, the Company expects that the agency will be in a position to issue another action letter.

         In March 1998, the Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use in patients with suspected or established cardiovascular disease. The CPMP is the scientific review committee of the EMEA and makes its recommendations to the EMEA. The next step following the positive opinion is expected to be the issuance of a marketing authorization by the European Commission, which covers the 15 member states of the European Union, which are the United Kingdom, Ireland, France, Germany, Italy, Spain, Portugal, Sweden, Finland, Denmark, Belgium, Luxembourg, the Netherlands, Greece and Austria.

         The Company will not be able to commence sales of EchoGen in the U.S. or various international markets unless and until it receives the appropriate regulatory approvals. Through March 31, 1998, all of the Company's revenues have been derived from agreements with third parties for the collaborative development of EchoGen worldwide.

         In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and selling EchoGen in the U.S. Under the agreement, Abbott agreed to pay the Company an aggregate of $31.0 million in up-front, clinical support and milestone payments, of which $24.0 million has been paid as of March 31, 1998. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company $34.6 million in license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of March 31, 1998, $9.2 million has been paid to the Company by Abbott under the October 1996 agreement of which $4.2 million is creditable against future royalties.

         The Company has granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in Japan and in certain other countries in the Pacific Rim. As of March 31, 1998, Daiichi has paid the Company option, license and milestone fees totaling $12.8 million.

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

RESULTS OF OPERATIONS

         Revenue from collaborative agreements decreased to $1.7 million for the three months ended March 31, 1998 compared with $5.1 million for the three months ended March 31, 1997. The revenue in the current period represents a regular quarterly payment from Abbott of $1.0 million, as well as a milestone payment from Abbott of $0.7 million. The revenue in the prior period represents $4.7 million and $0.4 million of payments under the license agreements with Abbott and Daiichi, respectively.

         Research and development expenses increased to $3.6 million for the three months ended March 31, 1998 compared with $2.6 million for the three months ended March 31, 1997, primarily due to ongoing clinical trials investigating additional indications for EchoGen, costs related to supporting the regulatory approval process in the U.S. and Europe, and development of new products, offset in part by $0.6 million of clinical development costs reimbursed by Abbott.

         General and administrative expenses increased to $1.7 million for the three months ended March 31, 1998 compared with $1.2 million for the three months ended March 31, 1997. The increase in 1998 reflected an increase in the costs of filing, prosecuting and protecting patents and to a lesser extent, increases in marketing and administrative personnel.

         The Company anticipates total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to legal matters - see "Legal Proceedings." In addition, revenues in future quarters will be primarily dependent upon the timing of certain regulatory milestones.

         Interest income increased to $294,000 for the three months ended March 31, 1998 as compared to $250,000 for the three months ended March 31, 1997, primarily reflecting a slightly higher rate of return on invested cash in the first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $23.6 million, compared to $26.6 million at December 31, 1997. The decrease was due primarily to the net loss reported in the first quarter.

         In August 1997, the Company renewed a loan agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility, which bears interest at the prime rate plus 1.0% per annum. At March 31, 1998 there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1998 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash and marketable securities in order to borrow under the line of credit.

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

YEAR 2000 COMPLIANCE

         During 1997 the Company completed a comprehensive review of software applications used in critical business processes. The Company has determined that all of its critical business systems are year 2000 compliant. There is no guarantee that the systems of the Company's collaborative partners or significant vendors will be year 2000 compliant. If the Company's collaborative partners or significant vendors are not year 2000 compliant, this could have an adverse effect on the ability of collaborative partners or vendors to satisfy their obligations to the Company or for the Company to electronically communicate with such parties.

FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress and results of clinical trials, (ii) future marketing approvals, (iii) the anticipated outcome or financial impact of litigation, (iv) future product revenues and expenses, and (v) the future uses of capital and financial needs of the Company. While these statements made by the Company are based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

         In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements; unproven safety and efficacy; uncertainty of clinical trials; history of operating losses; uncertainty of future financial results; uncertainty of market acceptance; future capital requirements and uncertainty of additional funding; dependence on third parties for funding, clinical development and distribution; dependence on patents and proprietary rights; competition and risk of technological obsolescence; limited manufacturing experience; dependence on limited contract manufacturers and suppliers; lack of marketing and sales experience; and limitations on third-party reimbursement.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 1, 1997, a lawsuit was filed in the U.S. District Court for the District of Columbia by Molecular Biosystems, Inc. ("MBI") and Mallinckrodt, Inc. against the Company, Nycomed Imaging A.S. ("Nycomed"), ImaRx Pharmaceutical Corporation, DuPont Merck and Bracco International BV. The suit alleged that certain of the Company's ultrasound contrast agent patents were invalid and that the Company had made certain false public representations about MBI and a proposed MBI product. On September 3, 1997, Nycomed filed a cross-claim against the Company in the above action, alleging that a Nycomed patent was entitled to priority over one of the SONUS patents and that the SONUS patent was invalid. The Company along with several other co-defendants moved to dismiss the lawsuit, and on January 5, 1998, the District Court of the District of Columbia dismissed the lawsuit filed by MBI and the cross-claim filed by Nycomed.

         On January 7, 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against MBI and Mallinckrodt, Inc. The suit alleges that one of MBI's ultrasound contrast product agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by SONUS are invalid and not infringed, and that SONUS has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. A trial date has been set for this lawsuit in August 1999.

         In addition, the patents in this lawsuit are the subject of re-examination by the U.S. Patent and Trademark Office. The outcome of the re-examination may have an impact on the above patent infringement action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 30, 1998. At the Annual Meeting there were three matters submitted to a vote of security holders. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Commission adopted pursuant thereto. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposed submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following four (4) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:


         Nominee                            For               Abstain
         -------                            ---               -------
         Steven C. Quay, M.D., Ph.D.        7,353,690         291,525
         Dwight Winstead                    7,353,920         291,295
         Harry A. Shoff                     7,353,878         291,337
         George W. Dunbar, Jr.              7,353,840         291,375


2. Approval of an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan -- 1991 to increase the number of shares subject thereto to a total of 1,900,000:

         For: 7,101,466    Against: 488,829          Abstain: 17,733

3. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

         For: 7,624,530    Against: 7,510            Abstain: 13,175

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Number   Description
                  ------   -----------

                  10.29 Commercial Supply Agreement, dated March 6, 1998 (portions omitted pursuant to Rule 24B-2).

                  11.1     Computation of net income (loss) per share

                  27.1     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed the following report on Form 8-K during the quarter ended March 31, 1998:

                  1. The Registrant filed a report on Form 8-K on March 13, 1998 in connection with the announcement of the FDA requesting additional information regarding the EchoGen NDA review and the announcement of the March meeting of the Committee for Proprietary Medicine Products to review the EchoGen Medical Marketing Application.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SONUS PHARMACEUTICALS, INC.

Date:    May 7, 1998            By: /s/  Gregory Sessler
                                    --------------------
                                    Gregory Sessler
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)
                                    and Assistant Secretary

                                 EXHIBIT INDEX

           Number     Description
           ------     -----------

           10.29 Commercial Supply Agreement, dated March 6, 1998 (portions omitted pursuant to Rule 24B-2).

           11.1       Computation of net income (loss) per share

           27.1       Financial Data Schedule