Form 10-Q
period 1998-06-30
SONUS PHARMACEUTICALS INC
filed 1998-07-28
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


            Class                               Outstanding at July 15, 1998
            -----                               ----------------------------

Common Stock, $.001 par value                            8,626,216


                               Page 1 of 12 Pages
                        Exhibit Index appears on Page 10


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                                          Page Number
                                                                                                         -----------

          Item 1.  Financial Statements

                   Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997..........................  3

                   Statements of Operations (unaudited) for the three months and six months ended
                       June 30, 1998 and June 30, 1997...........................................................  4

                   Statements of Cash Flow (unaudited) for the six months ended
                       June 30, 1998 and June 30, 1997...........................................................  5

                   Notes to Financial Statements.................................................................  6

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  7

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings............................................................................. 10

          Item 6.  Exhibits and Reports on Form 8-K.............................................................. 10

          Items 2, 3, 4 and 5 are not applicable and therefore have been omitted.

SIGNATURES....................................................................................................... 11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                                              JUNE 30,             DECEMBER 31,
                                                                                1998                   1997
                                                                            ------------           ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents............................................    $  7,029,409           $  5,253,227
   Marketable securities................................................      14,494,123             21,317,835
   Other current assets.................................................         353,997                599,303
                                                                            ------------           ------------
      Total current assets..............................................      21,877,529             27,170,365

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $2,150,250 and $1,738,269................       1,711,437              1,734,737
Other assets............................................................          34,878                 40,667
                                                                            ------------           ------------
Total assets............................................................    $ 23,623,844           $ 28,945,769
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit..................................................    $  5,000,000           $  5,000,000
   Accounts payable and accrued expenses................................       2,619,881              2,612,065
   Accrued clinical trial expenses......................................       1,670,159              1,743,208
   Current portion of capital lease obligations.........................         100,221                146,762
                                                                            ------------           ------------
      Total current liabilities.........................................       9,390,261              9,502,035

Long-term debt..........................................................       1,928,289                845,939
Capital lease obligations, less current portion.........................          45,716                 93,178
Commitments
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding.............              --                     --
   Common stock; $.001 par value;
      20,000,000 shares authorized; 8,626,216 and 8,611,376
      shares issued and outstanding in 1998 and 1997, respectively......      34,973,795             34,860,237
   Accumulated deficit..................................................     (22,705,882)           (16,338,949)
   Deferred compensation................................................          (8,335)               (16,671)
                                                                            ------------           ------------
      Total stockholders' equity........................................      12,259,578             18,504,617
                                                                            ------------           ------------
Total liabilities and stockholders' equity..............................    $ 23,623,844           $ 28,945,769
                                                                            ============           ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------      ----------------------------
                                                                   1998             1997             1998             1997
                                                               -----------      -----------      -----------      -----------
Revenues:
     Collaborative agreements................................. $   700,000      $ 4,700,000      $ 2,400,000      $ 9,800,000
Operating expenses:
     Research and development.................................   2,171,261        2,909,339        5,721,317        5,493,325
     General and administrative...............................   1,822,957        1,626,738        3,479,531        2,814,348
                                                               -----------      -----------      -----------      -----------
Total operating expenses......................................   3,994,218        4,536,077        9,200,848        8,307,673
                                                               -----------      -----------      -----------      -----------

Operating income (loss).......................................  (3,294,218)         163,923       (6,800,848)       1,492,327
Other income (expense):
     Interest income..........................................     251,536          271,030          545,587          521,001
     Interest expense.........................................     (55,456)         (29,360)        (109,568)         (61,548)
                                                               -----------      -----------      -----------      -----------
Income (loss) before income taxes.............................  (3,098,138)         405,593       (6,364,829)       1,951,780
Income taxes..................................................          --               --               --          190,000
                                                               -----------      -----------      -----------      -----------
Net income (loss)............................................. $(3,098,138)     $   405,593      $(6,364,829)     $ 1,761,780
                                                               ===========      ===========      ===========      ===========

Net income (loss) per share:
     Basic.................................................... $     (0.36)     $      0.05      $     (0.74)     $      0.21
     Diluted.................................................. $     (0.36)     $      0.04      $     (0.74)     $      0.19

Shares used in computation of net
   income (loss) per share:
     Basic....................................................   8,618,198        8,555,567        8,615,561        8,543,460
     Diluted..................................................   8,618,199        9,425,283        8,615,561        9,461,844


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------
                                                                           1998              1997
                                                                       ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)....................................................  $ (6,364,829)     $  1,761,780
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization.....................................       420,316           280,186
   Amortization of discount on marketable securities.................        (3,633)          (34,444)
   Realized (gain) loss on marketable securities.....................        (6,533)           15,524
   Changes in operating assets and liabilities:
      Other current assets...........................................       245,306            53,130
      Other assets...................................................         5,789                --
      Accounts payable and accrued expenses..........................         7,816           203,188
      Accrued clinical trial expenses................................       (73,049)          696,579
      Deferred revenue...............................................            --        (1,000,000)
                                                                       ------------      ------------
Net cash provided by (used in) operating activities..................    (5,768,817)        1,975,943

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements.........      (388,681)         (485,560)
Purchases of marketable securities ..................................   (18,585,271)      (20,411,451)
Proceeds from sale of marketable securities..........................    16,014,903        10,666,192
Proceeds from maturities of marketable securities....................     9,402,143         7,356,249
                                                                       ------------      ------------
Net cash provided by (used in) investing activities..................     6,443,094        (2,874,570)

FINANCING ACTIVITIES:
Proceeds from bank line of credit....................................    10,000,000        10,000,000
Repayment of bank line of credit.....................................   (10,000,000)      (10,000,000)
Proceeds from long-term debt.........................................     1,082,350                --
Repayment of capitalized lease obligations...........................       (94,003)          (95,550)
Proceeds from issuance of common stock and warrants..................       113,558           205,399
                                                                       ------------      ------------
Net cash provided by financing activities............................     1,101,905           109,849
                                                                       ------------      ------------

Change in cash and cash equivalents for the period...................     1,776,182          (788,778)
Cash and cash equivalents at beginning of period.....................     5,253,227         7,236,615
                                                                       ------------      ------------
Cash and cash equivalents at end of period...........................  $  7,029,409      $  6,447,837
                                                                       ============      ============

Supplemental cash flow information:
   Interest paid.....................................................  $     50,584      $     61,248
   Income taxes paid.................................................  $      7,500      $     40,000


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

      The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 31, 1998.

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

      During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are currently reported in shareholders' equity, to be included in other comprehensive income. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and all interim periods thereafter. The total of other comprehensive income for the periods ended June 30, 1998 and 1997 is immaterial.

      During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is primarily engaged in the research, development and commercialization of proprietary contrast agents for use in ultrasound imaging and of proprietary drug delivery systems. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA")for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

      In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. The Company is in the process of preparing an amendment to the NDA to address the deficiencies. Once the Company has filed the amendment with the FDA, expected to be in the third quarter, the agency has up to 180 days to review the amendment. Accordingly, once the FDA review is completed, the Company expects that the agency will be in a position to issue another action letter.

      In March 1998, the Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. The CPMP is the scientific review committee of the EMEA and makes its recommendations to the EMEA. On July 20, 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union.

      In May 1996, the Company formed a strategic alliance with Abbott Laboratories ("Abbott") for marketing and selling of ultrasound contrast agents, including EchoGen, in the U.S. Under the agreement, Abbott agreed to pay the Company certain clinical support and milestone payments, of which $23.0 million has been paid as of June 30, 1998. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company certain additional license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of June 30, 1998, $9.9 million has been paid to the Company by Abbott under the October 1996 agreement of which $4.9 million is creditable against future royalties.

      The Company has granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in Japan and in certain other countries in the Pacific Rim. As of June 30, 1998, Daiichi has paid the Company option, license and milestone fees totaling $12.8 million.

      The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of milestone payments made by collaborative partners, the timing of regulatory approvals, the entering into additional product license agreements by the Company, and the timing and costs of the clinical trials conducted by the Company. The Company's current collaborative partners can terminate their agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

      To date, the Company's reported revenues have been derived from payments received under collaborative agreements with third parties. Revenue received under collaborative agreements was $0.7 million for the second quarter of 1998 compared with $4.7 million for the same period of the prior year. For the six months ended June 30, 1998, payments received under collaborative agreements were $2.4 million compared to $9.8 million for the six months ended June 30, 1997.

      Research and development expenses were $2.2 million for the second quarter of 1998 compared with $2.9 million for the second quarter of 1997. The decrease was due primarily to the reimbursement by Abbott of approximately $0.6 million of development costs associated with ongoing clinical trials for additional indications for EchoGen. For the six months ended June 30, 1998, research and development costs were $5.7 million compared to $5.5 million for the six months ended June 30, 1997. The increase reflected the higher level of activity supporting the regulatory approval process in the U.S. and Europe.

      General and administrative expenses were $1.8 million for the second quarter of 1998 compared with $1.6 million in the prior year. For the first six months of 1998, general and administrative costs were $3.5 compared to $2.8 million for the same period of the prior year. The increase for both the second quarter and the first six months was primarily a result of the costs of filing, prosecuting and protecting patents and, to a lesser extent, increases in marketing and administrative personnel.

      The Company anticipates total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and future products and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to legal matters - see "Legal Proceedings." In addition, revenues in future quarters will be primarily dependent upon the timing of certain regulatory and commercialization milestones and associated payments under collaborative agreements.

      Interest income, net of interest expense, was $96,000 and $436,000 for the second quarter and first six months of 1998, respectively, compared to $242,000 and $460,000 for the same period of the prior year. The decrease was primarily due to the lower levels of invested cash during these periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At June 30, 1998, the Company had cash, cash equivalents and marketable securities of $21.5 million, compared to $26.6 million at December 31, 1997. The decrease was primarily due to the $6.4 million net loss reported in the first six months of 1998 offset in part by $1.2 million of clinical development costs reimbursed by Abbott.

      The Company has a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At June 30, 1998 there was $5.0 million outstanding under the line of credit. The line of credit expires August 31, 1998 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash and marketable securities in order to borrow under the line of credit. There can be no assurance that the line of credit will be renewed upon expiration.

      The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. The Company estimates that existing cash and marketable securities together with funds generated from operations, consisting primarily of milestone payments, will be sufficient to meet operating requirements through early 1999. The Company's future capital requirements will, however, depend on many factors, including the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products and the market acceptance and third-party reimbursement of the Company's products, if and when approved. If regulatory approvals are delayed, or funding under collaborative agreements is delayed or reduced, the Company will have to raise substantial additional equity or debt financing to complete development of any product or to commercialize any products if and when approved by the FDA. There can be no assurance that additional financing will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

      During 1997 the Company completed a comprehensive review of software applications used in critical business processes. The Company has determined that all of its critical business systems are year 2000 compliant. There is no guarantee that the systems of the Company's collaborative partners or significant vendors will be year 2000 compliant; however, the Company will continue to investigate the year 2000 compliance of collaborative partners or significant vendors. If the Company's collaborative partners or significant vendors are not year 2000 compliant, this could have an adverse effect on the ability of collaborative partners or vendors to satisfy their obligations to the Company or for the Company to electronically communicate with such parties.

FORWARD-LOOKING STATEMENTS

      This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to,
(i) the progress and results of clinical trials, (ii) the submission of applications for and the timing of marketing approvals, (iii) the anticipated outcome or financial impact of litigation, (iv) the timing and amount of future milestone payments, product revenues and expenses, and (v) the future uses of capital and financial needs of the Company. While these statements made by the Company are based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           On January 7, 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems, Inc. ("MBI") and Mallinckrodt, Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by SONUS are invalid and not infringed, and that SONUS has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. A trial date has been set for this lawsuit in August 1999.

      In addition, the patents in this lawsuit are the subject of re-examination by the U.S. Patent and Trademark Office. The outcome of the re-examination may have a significant impact on the above identified patent infringement action. Although the Patent and Trademark Office has issued a final rejection of the SONUS patents at issue, SONUS intends to take advantage of its right to respond to these rejections, and if necessary, appeal these rejections.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  Number       Description
                  ------       -----------

                  11.1         Computation of net income (loss) per share

            (b)   REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONUS PHARMACEUTICALS, INC.

Date:  July 28, 1998                   By:  /s/  Gregory Sessler
                                            -----------------------------------
                                            Gregory Sessler
                                            Chief Financial Officer and
                                            Assistant Secretary (Principal
                                            Financial and Accounting Officer)