Form 10-Q
period 1998-09-30
SONUS PHARMACEUTICALS INC
filed 1998-11-10
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                 Class                           Outstanding at October 31, 1998
                 -----                           -------------------------------
      Common Stock, $.001 par value                      8,629,742


                               Page 1 of 12 Pages
                        Exhibit Index appears on Page 10


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


                                                                                                             Page Number
                                                                                                             -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997 ...........           3

                  Statements of Operations (unaudited) for the three months and nine months
                       ended September 30, 1998 and September 30, 1997 ................................           4

                  Statements of Cash Flow (unaudited) for the nine months ended
                      September 30, 1998 and September 30, 1997 .......................................           5

                  Notes to Financial Statements .......................................................           6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ...........................................................           7

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................................................          10

         Item 6.  Exhibits and Reports on Form 8-K ....................................................          10

         Items 2, 3, 4 and 5 are not applicable and therefore have been omitted

SIGNATURES ............................................................................................          11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                                1998                  1997
                                                                            ------------           ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .....................................          $  6,625,401           $  5,253,227
   Marketable securities .........................................            13,690,045             21,317,835
   Other current assets ..........................................               331,111                639,970
                                                                            ------------           ------------
      Total current assets .......................................            20,646,557             27,211,032

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $2,353,724 and $1,738,269 .........             1,520,086              1,734,737
                                                                            ------------           ------------
Total assets .....................................................          $ 22,166,643           $ 28,945,769
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ...........................................          $  5,000,000           $  5,000,000
   Accounts payable and accrued expenses .........................             3,166,355              2,612,065
   Accrued clinical trial expenses ...............................             1,615,837              1,743,208
   Current portion of capital lease obligations ..................                85,184                146,762
                                                                            ------------           ------------
      Total current liabilities ..................................             9,867,376              9,502,035

Long-term debt ...................................................             2,019,741                845,939
Capital lease obligations, less current portion ..................                31,013                 93,178
Commitments
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ......                    --                     --
    Common stock; $.001 par value;
      20,000,000 shares authorized; 8,629,607 and 8,611,376
      shares issued and outstanding in 1998 and 1997,
      respectively ...............................................            34,995,061             34,860,237
   Accumulated deficit ...........................................           (24,742,381)           (16,338,949)
   Deferred compensation .........................................                (4,167)               (16,671)
                                                                            ------------           ------------
      Total stockholders' equity .................................            10,248,513             18,504,617
                                                                            ------------           ------------
Total liabilities and stockholders' equity .......................          $ 22,166,643           $ 28,945,769
                                                                            ============           ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------           -----------------------------------
                                               1998                   1997                  1998                    1997
                                           ------------           ------------           ------------           ------------
Revenues:
     Collaborative agreements ......       $  2,700,000           $  4,700,000           $  5,100,000           $ 14,500,000

Operating expenses:
     Research and development ......          2,988,347              3,921,921              8,709,665              9,415,246
     General and administrative ....          1,922,184              2,162,093              5,401,714              4,976,441
                                           ------------           ------------           ------------           ------------
Total operating expenses ...........          4,910,531              6,084,014             14,111,379             14,391,687
                                           ------------           ------------           ------------           ------------

Operating income (loss) ............         (2,210,531)            (1,384,014)            (9,011,379)               108,313

Other income (expense):
     Interest income ...............            231,118                294,550                776,706                815,551
     Interest expense ..............            (69,235)               (32,712)              (178,803)               (94,260)
                                           ------------           ------------           ------------           ------------
Income (loss) before income taxes ..         (2,048,648)            (1,122,176)            (8,413,476)               829,604

Income taxes .......................                 --                     --                     --                190,000
                                           ------------           ------------           ------------           ------------
Net income (loss) ..................       $ (2,048,648)          $ (1,122,176)          $ (8,413,476)          $    639,604
                                           ============           ============           ============           ============

Net income (loss) per share:
     Basic .........................       $      (0.24)          $      (0.13)          $      (0.98)          $       0.07
     Diluted .......................       $      (0.24)          $      (0.13)          $      (0.98)          $       0.07

Shares used in computation of net
  income (loss) per share:
     Basic .........................          8,626,253              8,573,029              8,619,125              8,553,321
     Diluted .......................          8,626,253              8,573,029              8,619,125              9,557,171



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -----------------------------------
                                                                               1998                   1997
                                                                            ------------           ------------
OPERATING ACTIVITIES:
Net income (loss) ................................................          $ (8,413,476)          $    639,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization .................................               627,959                443,367
   Amortization of discount on marketable securities .............                  (123)               (35,058)
   Realized (gain) loss on marketable securities .................                (7,881)                28,154
   Changes in operating assets and liabilities:
      Other current assets .......................................               308,859                 96,226
      Accounts payable and accrued expenses ......................               554,290                755,828
      Accrued clinical trial expenses ............................              (127,371)               403,033
      Deferred revenue ...........................................                    --             (1,000,000)
                                                                            ------------           ------------
Net cash provided by (used in) operating activities ..............            (7,057,743)             1,331,154

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements .....              (400,803)              (865,499)
Purchases of marketable securities ...............................           (23,419,722)           (27,731,702)
Proceeds from sale of marketable securities ......................            17,772,969             15,797,079
Proceeds from maturities of marketable securities ................            13,292,590             11,243,205
                                                                            ------------           ------------
Net cash provided by (used in) investing activities ..............             7,245,034             (1,556,917)

FINANCING ACTIVITIES:
Proceeds from bank line of credit ................................            15,000,000             15,000,000
Repayment of bank line of credit .................................           (15,000,000)           (15,000,000)
Proceeds from long-term debt .....................................             1,173,802                     --
Repayment of capitalized lease obligations .......................              (123,743)              (146,490)
Proceeds from issuance of common stock and warrants ..............               134,824                389,989
                                                                            ------------           ------------
Net cash provided by financing activities ........................             1,184,883                243,499
                                                                            ------------           ------------

Change in cash and cash equivalents for the period ...............             1,372,174                 17,736
Cash and cash equivalents at beginning of period .................             5,253,227              7,236,615
                                                                            ------------           ------------
Cash and cash equivalents at end of period .......................          $  6,625,401           $  7,254,351
                                                                            ============           ============

Supplemental cash flow information:
   Interest paid .................................................          $     55,105           $     87,928
   Income taxes paid .............................................          $      7,500           $    105,272



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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, SONUS (the "Company") adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")" (SFAS 128). In accordance with this statement, the Company has presented both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants. Amounts previously reported have been restated to conform to the provisions of SFAS 128.

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are currently reported in shareholders' equity, to be included in other comprehensive income. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and all interim periods thereafter. The total of other comprehensive income for the periods ended September 30, 1998 and 1997 is immaterial.

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SONUS (the "Company") is primarily engaged in the research, development and commercialization of proprietary contrast agents for use in ultrasound imaging and of proprietary drug delivery systems. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") completed in October 1995. Clinical trials of the Company's principal product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

     In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA to address the deficiencies related to the echocardiography indications. In October 1998, the Company submitted additional information requested by the FDA relative to the echocardiography indication and the Company has received notice from the FDA that the amendment filing was considered complete as of October 19, 1998. Under the Food and Drug Administration Modernization Act, the FDA has up to 180 days to review the amendment. Once the FDA review is complete, the Company expects that the agency will issue another action letter. The Company has not yet responded to issues raised in the February 1998 letter relating to radiology indications but expects to submit additional clinical data supportive of radiology indications at a later date.

     In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. On July 20, 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). The Company and its marketing partner, Abbott Laboratories ("Abbott"), are preparing for the commercialization of EchoGen in the E.U. after necessary pricing approvals, reimbursement and manufacturing activities are completed.

     In May 1996, the Company formed a strategic alliance with Abbott for marketing and selling of ultrasound contrast agents, including EchoGen, in the U.S. Under the agreement, Abbott agreed to make certain payments to the Company, primarily conditioned upon the achievement of milestones, of which $23.0 million has been paid as of September 30, 1998. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company certain additional license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of September 30, 1998, $12.6 million has been paid to the Company by Abbott under the October 1996 agreement of which $5.6 million is creditable against future royalties.

     The Company has granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in Japan and in certain other countries in the Pacific Rim. As of September 30, 1998, Daiichi has paid the Company option, license and milestone fees totaling $12.8 million. Under its agreement with the Company, Daiichi has the responsibility to perform clinical studies of EchoGen. Daiichi completed Phase 1 clinical studies in Japan during 1997. Significant additional clinical studies will be required on EchoGen for the product to be submitted for regulatory approval in Japan. To date Daiichi has not initiated Phase 2 studies in Japan and there can be no assurance that such studies will be timely commenced, or commenced at all.

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

RESULTS OF OPERATIONS

     To date, the Company's reported revenues have been derived from payments received under collaborative agreements with third parties. Revenue received under collaborative agreements was $2.7 million for the third quarter of 1998 compared with $4.7 million for the same period of the prior year. For the nine months ended September 30, 1998, payments received under collaborative agreements were $5.1 million compared to $14.5 million for the nine months ended September 30, 1997. All revenue during these periods represent payments under the Company's strategic alliance agreements with Abbott.

     Research and development expenses were $3.0 million for the third quarter of 1998 compared with $3.9 million in the prior year. The decrease was primarily due to a reduction in clinical trial activity when compared to the prior period offset in part by a higher level of activity supporting the regulatory approval process. For the first nine months, research and development costs were $8.7 million compared to $9.4 million for the same period of the prior year. The decrease for the nine month period was primarily due to a reduction in clinical trial activity offset in part by the higher level of activity supporting the regulatory approval process. In addition, the Company received $2.4 million from Abbott in the first nine months of 1998 for reimbursement of certain clinical costs related to prostate and stress echocardiography indications for EchoGen. Pursuant to the funding agreement with Abbott, 50% or $1.2 million will be repaid with interest in five years. Accordingly, $1.2 million has been reported as a long-term liability with the remaining $1.2 million reported as an offset to research and development expenses.

     General and administrative expenses were $1.9 million for the third quarter of 1998 compared with $2.2 million in the prior year. The decrease was primarily due to a reduction in marketing programs due to the delay in U.S. regulatory approval of EchoGen, offset in part by increases in legal costs - see "Legal Proceedings". For the first nine months of 1998, general and administrative costs were $5.4 million compared to $5.0 million for the same period of the prior year. The increase for the nine month period was primarily a result of the costs of filing, prosecuting and protecting patents, offset in part by a reduction in marketing programs.

     Revenues in future quarters will be primarily dependent upon the timing of certain regulatory and commercialization milestones and associated payments under collaborative agreements. In addition, total operating expenses may increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and future products and due to higher marketing and administrative expenses as the Company continues to prepare for commercialization of EchoGen. The Company may also incur significant expenses relating to legal matters - see "Legal Proceedings."

     Interest income, net of interest expense, was $162,000 and $598,000 for the third quarter and first nine months of 1998, respectively, compared to $262,000 and $721,000 for the same periods of the prior year. The decrease was primarily due to the lower levels of invested cash during these periods and the interest expense on amounts payable to Abbott for clinical development funding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $20.3 million, compared to $26.6 million at December 31, 1997. The decrease was primarily due to the $8.4 million net loss reported in the first nine months of 1998, offset in part by $1.2 million of clinical development funding by Abbott which, under the agreements with Abbott, will be repaid with interest in five years in stock or cash.

     The Company has a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At September 30, 1998 there was $5.0 million outstanding under the line of credit. The line of credit was renewed in August 1998, expires August 31, 1999 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash and marketable securities in order to borrow under the line of credit. There can be no assurance that the Company will be able to maintain the minimum balances necessary to borrow under the line.

     The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. The Company estimates that existing cash and marketable securities will be sufficient to meet operating requirements through early 1999. The Company's future capital requirements will, however, depend on many factors, including the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the ability to maintain the Company's bank line of credit, the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products, and the market acceptance and third-party reimbursement of the Company's products, if and when approved. The Company believes it is likely that it will require substantial working capital during 1999 and the Company intends to seek additional funding through available means, which may include debt or equity financing or the licensing or sale of proprietary or marketing rights. If regulatory approvals are delayed, or funding under existing or future collaborative agreements is delayed or reduced, the Company's requirement for additional working capital would be accelerated. There can be no assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional financing, the Company would be required to curtail or delay the development of its products.

YEAR 2000 COMPLIANCE

     During 1997 the Company completed a comprehensive review of software applications used in critical business processes. The Company has determined that all of its critical internal business systems are Year 2000 compliant. There is no guarantee that the systems of the Company's collaborative partners or significant vendors will be Year 2000 compliant. The Company is currently investigating the Year 2000 compliance of collaborative partners and significant vendors in order to develop contingency plans should these parties not be Year 2000 compliant. If the Company's collaborative partners or significant vendors are not Year 2000 compliant, this could have an adverse effect on the ability of collaborative partners or vendors to satisfy their obligations to the Company or for the Company to electronically communicate with such parties.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to,
(i) the progress and results of clinical trials, (ii) the submission of applications for and the timing or likelihood of marketing approvals, (iii) the Company's anticipated future capital requirements and the terms of any capital financing, (iv) the anticipated outcome or financial impact of litigation; and
(v) the timing and amount of future milestone payments, product revenues and expenses. While these statements made by the Company are based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

     In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements; future capital requirements and uncertainty of additional funding; uncertainty of market acceptance; dependence on third parties for funding, clinical development and distribution; unproven safety and efficacy; uncertainty of clinical trials; history of operating losses; uncertainty of future financial results; dependence on patents and proprietary rights; competition and risk of technological obsolescence; limited manufacturing experience; dependence on limited contract manufacturers and suppliers; lack of marketing and sales experience; and limitations on third-party reimbursement.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 7, 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt, Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by the Company are invalid and not infringed, and that the Company has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. The Company does not believe there is any merit to these counterclaims and intends to defend its position vigorously. A trial date has been set for this lawsuit in August 1999. In October 1998, the court granted the Company's motion to stay the litigation until the U.S. Patent and Trademark Office ("PTO") has completed its re-examination of the patents in this lawsuit (see below).

     The re-examination of the patents was initiated by the PTO in July 1997 based on petition filed by MBI. The outcome of these re-examination proceedings may have a significant impact on the above-identified patent infringement action. Although the PTO has issued final rejections of the claims in the SONUS patents at issue, the Company has responded to these rejections and is awaiting a further PTO decision. The PTO may decide that the responses overcome the rejections, or the PTO may maintain its rejections. The Company has the right to appeal the rejections if they are maintained.

     In August 1998, the Company announced that it had received notice of alleged class action complaints filed in the Superior Court of Washington and in the U.S. District Court for the Western District of Washington against the Company and certain of its officers and directors, alleging violations of the Washington State Securities Act, the Washington Consumer Protection Act and the U.S. Securities Exchange Act of 1934. The Company has moved to dismiss and stay the State court action and expects to move to dismiss the federal actions once lead plaintiffs are appointed and a consolidated complaint is filed. The Company does not believe there is any merit to the claims in these actions and intends to defend its position vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           Number  Description
           ------  -----------
           10.30   Change in Control Agreement for Steven C. Quay, M.D., Ph.D.
           10.31   Change in Control Agreement for Michael A. Martino
           10.32   Change in Control Agreement for Gregory Sessler
           11.1    Computation of net income (loss) per share

     (b)   REPORTS ON FORM 8-K

           The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SONUS PHARMACEUTICALS, INC.

Date: November 10, 1998                     By: /s/  Gregory Sessler
                                               ---------------------------------
                                               Gregory Sessler
                                               Chief Financial Officer and
                                               Assistant Secretary (Principal
                                               Financial and Accounting Officer)