Form 10-K
period 1998-12-31
SONUS PHARMACEUTICALS INC
filed 1999-03-25
CIK 949858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was $53,474,086 based on the closing sales price of $7.25 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of March 5, 1999, 8,632,702 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1999 Annual Meeting of Stockholders to be held April 29, 1999 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

                               PAGE 1 OF 52 PAGES
                        EXHIBIT INDEX APPEARS ON PAGE 48


================================================================================

                                     PART I
ITEM 1. BUSINESS

    SONUS Pharmaceuticals, Inc. (the "Company") is engaged in the research, development and commercialization of proprietary ultrasound contrast agents and drug delivery systems based on its proprietary technology. Ultrasound imaging is a widely used, non-invasive, cost-effective technique to examine soft tissues, internal body organs and blood flow in the body. In contrast to other imaging modalities, ultrasound imaging is currently largely performed without the use of a contrast agent. The Company's principal product under development, EchoGen(R) (perflenapent injectable emulsion), is a contrast agent designed to be administered to a patient prior to performing ultrasound studies to improve image quality. Based upon the Company's clinical trials to date involving over 1,800 people, the Company believes that EchoGen will significantly improve the effectiveness of ultrasound imaging by increasing the reflectivity differential between the bloodstream which carries the contrast agent and the surrounding soft tissue being imaged.

    EchoGen is a stable, liquid emulsion, based on the Company's proprietary PhaseShift(TM) technology, which changes from microscopic liquid droplets of dodecafluoropentane ("DDFP") to gas microbubbles during administration. The Company believes EchoGen offers significant benefits as a contrast agent including (i) small bubble size which allows EchoGen to pass through capillaries in the lungs and other organs, (ii) a long half-life which will allow physicians sufficient time to complete an EchoGen-enhanced ultrasound study, (iii) intensity of the sound wave reflectivity or echogenicity providing for better quality images and (iv) EchoGen works in fundamental and other imaging modes.

    In 1996, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for the approval to market EchoGen in the U.S. In February 1998, the Company received an action letter from the FDA which indicated that the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA and in October 1998, the Company submitted additional information requested by the FDA. The Company has received notice from the FDA that the amendment filing was considered complete as of October 19, 1998. Under the Food and Drug Administration Modernization Act, the FDA has up to 180 days to review the amendment which has requested approval of EchoGen for echocardiography indications. Once the FDA review is complete, the Company expects that the agency will issue another action letter. There can be no assurance that the action letter will be favorable or that FDA approval will be obtained. See "Certain Factors That May Affect the Company's Business and Future Results Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

    A Marketing Authorization Application ("MAA") was submitted to the European Medicines Evaluation Agency ("EMEA") in November 1996 for the approval to market EchoGen in the European Union ("E.U."). In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). The Company and its marketing partner, Abbott Laboratories

("Abbott"), are preparing for the commercialization of EchoGen in the E.U. after necessary pricing, reimbursement and manufacturing modification approvals are received. However, there can be no assurance that the necessary approvals will be obtained in a timely manner, if at all. See "Certain Factors That May Affect the Company's Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

    The Company is also developing a second ultrasound contrast agent, QW7437, a charge-stabilized emulsion of DDFP. In addition, the Company is investigating the application of its technology in the development of drug delivery systems.

OVERVIEW

    Medical imaging to diagnose and treat disease states and conditions has been an important element of medical treatment since the introduction of x-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. For example, medical imaging currently plays an important role in the diagnosis and treatment of disease states and conditions affecting the vascular and nervous systems and major organs such as the heart, kidney and liver. Industry sources indicate over 85 million soft tissue and organ imaging studies are performed annually in the U.S.

    The most widely used imaging modalities for soft tissues and organs include ultrasound, computed tomography ("CT"), magnetic resonance imaging ("MRI"), nuclear medicine and x-ray angiography. Each medical imaging modality requires specialized equipment and has different patterns of use and applications. The imaging modality to be used is selected based on a variety of factors, including the particular disease state or condition to be studied, image quality, the cost of the study and the status of the patient in the patient management cycle. The use of image-enhancing contrast agents is crucial to some imaging modalities, and has greatly clarified images in others, and in general has broadened the number of imaging applications. A contrast agent is a substance that is administered to the patient, either intravenously, orally or by other routes of injection, to enhance the image by increasing the visibility of the blood vessels or body cavities, as well as other tissues and organs containing the contrast agent. It is estimated that 24 million imaging studies utilizing contrast agents are performed annually in the U.S.

ULTRASOUND IMAGING

    Ultrasound was introduced for medical imaging purposes as a safe, non-invasive and relatively inexpensive method to provide images of most major soft tissues and organs. Initially, ultrasound was used to image the general shape, size and structure of internal soft tissues and organs. With advances in technology, ultrasound imaging has been used to image blood flow in soft tissues, organs and the vascular system as a means of determining the presence of a disease state or condition. Based on published reports, the Company believes that over 60 million ultrasound imaging procedures are performed annually in the U.S., of which a majority are for cardiology and radiology indications. According to industry sources, approximately 15 million ultrasound studies are performed annually in the U.S. for cardiac function indications at a typical cost to payors of approximately $400. In an ultrasound study for cardiac function indications, known as echocardiography, the physician attempts to obtain an image of the internal heart structure, including the valves and chambers, to diagnose coronary artery disease, valvular disease and congenital heart defects. In addition, industry sources indicate approximately 27 million radiology ultrasound studies are performed annually in the U.S. at a typical cost to payors of approximately $200 per study to image various tissues and organs. In an ultrasound study for radiology indications, the physician attempts to image soft tissues and organs and to identify abnormalities and obstructions of the major veins and arteries of the body. According to published reports, there are nearly 80,000 ultrasound systems installed in the U.S. in substantially all hospitals and clinics and in many physicians' offices.

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

    In 1984, color Doppler ultrasound system enhancements were introduced that utilize the principle that the frequency of sound waves reflected by moving objects is altered in proportion to their velocity (a Doppler frequency shift). These enhancements allow physicians to make a hemodynamic assessment (the study of blood circulation through the body) of the patient based on the direction and speed of blood flow through the body as well as in the chambers and valves of the heart. However, since the velocity of blood flow measured by the Doppler ultrasound transducer is dependent upon the angle of the blood vessel in relation to skin surface, the use of Doppler enhancements for certain applications, such as the imaging of the renal artery, which is parallel to the skin, has been limited. Also, the use of "power" Doppler systems, which are capable of measuring the variation of the intensity of signals that have undergone a Doppler frequency shift, has improved the diagnostic utility of ultrasound imaging systems by reducing much of the angle dependence of earlier generation Doppler systems and by allowing the imaging of smaller vessels and vessels with lower blood flow than could be imaged effectively with earlier systems.

    Beginning in 1996, the manufacturers of ultrasound equipment introduced systems with the optional capability to perform a new technique called harmonic imaging. Harmonic imaging utilizes the nonlinear properties of ultrasound contrast agents by transmitting at the fundamental transducer frequency but receiving at the first harmonic, which is twice the fundamental frequency. Because contrast agents can act as harmonic oscillators, this technique can improve tissue-agent contrast and extend the persistence of contrast agents. The manufacturers are also making additional technological advances including power harmonic imaging, flash echo imaging and pulse inversion imaging. However, all of these techniques are currently available only on premium priced ultrasound systems and most of the installed base of equipment cannot be upgraded. As a result, these new techniques have penetrated a very limited portion of the installed base as of the end of 1998.

    Despite such advancements in ultrasound equipment, ultrasound imaging produces images that are less defined and more difficult to interpret than images produced by other imaging modalities such as CT and MRI. For example, the depth and angle of certain organs or arterial vessels within the body limit the use of ultrasound imaging because of the inability to receive echoes from deep within the body and the inability to see the entire length of certain arterial vessels such as the renal artery. In addition, the low acoustic density and reflectivity of blood also limits the use of ultrasound imaging for vascular or perfusion imaging. Accordingly, while anatomical structures may be viewed effectively using ultrasound imaging, physiologic functions of the body, such as blood flow, are not monitored easily. As a further limitation, the lower velocity of blood flow in certain vessels of the body makes it difficult for ultrasound systems to detect Doppler frequency shift signals. For example, infections (abscesses) and tumors, which are characterized by lower velocity blood flow, may not be detected by most of today's ultrasound systems. As a result, many ultrasound procedures are non-diagnostic for technical reasons because the physician is not able to make a definitive diagnosis with the information that is provided by the ultrasound image.

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

    Cardiology Indications. The Company believes that an effective ultrasound contrast agent could enable physicians to assess the function of the cardiovascular system as well as myocardial perfusion. An effective ultrasound contrast agent could improve echocardiography by allowing physicians to use left ventricular chamber opacification to assist cardiac function analysis regionally, through wall motion analysis and globally, through ejection fraction measurements. Further, an ultrasound contrast agent, which is persistent and able to pass through small blood vessels, could allow physicians to assess myocardial perfusion to differentiate functioning cardiac tissue from ischemic (blood deficient) and infarcted (dead) tissue. The use of exercise stress to increase the work load of the heart before contrast-enhanced echocardiography could also assist the differentiation of ischemia from infarction. In 1994, the FDA approved the first ultrasound contrast agent for use as an aid for the enhancement of images of ventricular chambers and improved endocardial (inner heart chamber) border definition in patients with suboptimal echoes undergoing certain cardiac function studies and a second agent was approved in December 1997. In addition, the Company believes that at least one other company's ultrasound contrast agent is being reviewed by the FDA and several others are in clinical trials.

    Radiology Indications. The Company believes that the development of an effective ultrasound contrast agent could improve the capabilities of ultrasound imaging for radiology indications, including diagnostic imaging of kidney, liver, prostate and peripheral vascular diseases, by increasing the visibility of blood flow and blood flow patterns, and by improving the detection of small lesions or structures deep within the body, where acoustic energy is lost as the transmitted acoustical beam passes through the body. The Company believes EchoGen may have clinical utility for both macrovascular and microvascular indications. In macrovascular indications (the diagnosis of disease states and conditions of the major arteries and veins of the body), an effective ultrasound contrast agent may aid in the detection of strokes and pre-stroke conditions through visualization of intracranial (within the skull) blood vessels, atherosclerosis, vascular graft patency and peripheral vascular thrombosis, a major cause of pulmonary emboli (blood clots in the pulmonary artery and the lungs). For microvascular indications (the diagnosis of disease states and conditions through the analysis of patterns of small vessel blood flow), ultrasound contrast agents may allow the physician to identify lesions, tumors or other diseases in the liver (e.g., adenomas and hemangiomas), kidneys, prostate and other tissues and organs. Although the Company has conducted clinical trials for radiology indications for EchoGen, the Company's NDA for EchoGen, as amended, does not include radiology indications. There are no FDA approved ultrasound contrast agents for intravascular radiology indications although the Company believes that at least one other contrast agent is being reviewed by the FDA and that several others are in clinical trials.

TECHNOLOGY AND PRODUCTS

ECHOGEN

    The Company has primarily focused its research and development efforts on the development of EchoGen, which is injected as small microbubbles into the bloodstream that persist long enough to permit completion of diagnostic ultrasound studies and which can be manufactured and packaged with an acceptable shelf life. To develop EchoGen, the Company initially focused its efforts on identifying a chemical agent that exhibited the desired properties of high persistence and the ability to form small microbubbles during administration. The Company measures the persistence of microbubbles by a standard the Company has defined as a "Q factor." By definition, a Q factor of one equals the length of time an air bubble three microns in diameter remains undissolved in the blood. After studying over 400 chemicals, primarily fluorocarbons, the Company selected DDFP to develop as a potential contrast agent. DDFP has a Q factor of approximately 200,000, which permits it to persist in the blood for over 10 minutes. In addition, DDFP has a boiling point of 28.5(Degree)C (approximately 83(Degree)F), which allows it to exist as a liquid while stored at room temperature or below but change into a gas during the administration process. This process, which the Company calls the PhaseShift(TM) process, leads to the injection of microbubbles into the patient's bloodstream. Through its research and development efforts, and utilizing its proprietary technology, the Company developed EchoGen. EchoGen is a stable, 2% emulsion of DDFP, that through the PhaseShift process creates microbubbles that are small enough to pass through the lungs and circulate in the vascular system. EchoGen is packaged in vials and easily administered by the physician with a single peripheral venous injection prior to or during the ultrasound study. Based on studies conducted to date, the Company believes EchoGen has a useful shelf life of 18 months at room temperature.

    The Company believes that EchoGen has the following characteristics, which the Company believes will provide physicians the capability to improve diagnostic imaging using ultrasound:

    - Long Persistence. Based on results from clinical trials, the Company believes that EchoGen is sufficiently persistent to complete typical cardiology and radiology studies. The period of persistence of EchoGen varies widely depending upon numerous factors. In Phase 3 studies of cardiac function, where 2D grayscale is the preferred imaging modality, EchoGen persisted for approximately three to five minutes. In radiology indications where color doppler is the primary imaging modality, EchoGen persisted on average for approximately fifteen minutes.

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

QW7437

    The Company is developing a second fluorocarbon-based ultrasound agent, QW7437, a charge-stabilized emulsion of DDFP. Preclinical and Phase 1 clinical studies in Europe have suggested that QW7437 may have improved persistence in grayscale imaging of blood flow in tissue compared to EchoGen or other fluorocarbon-based contrast agents. Such grayscale tissue imaging may have application in assessing perfusion (blood flow) in the microvasculature of the myocardium (heart muscle tissue). Imaging myocardial perfusion may help clinicians assess the area of risk of the myocardium during coronary occlusion, the size of an infarct following reperfusion, the amount of collateral blood flow and the success of therapeutic interventions such as coronary angioplasty.

STATUS OF CLINICAL TRIALS

    The Company commenced clinical trials of EchoGen in January 1994 and of QW7437 in September 1997. The Company uses academic institutions and clinical research organizations to conduct and monitor its clinical trials. Under the Company's agreements with Abbott Laboratories ("Abbott"), SONUS is responsible for conducting clinical trials and obtaining regulatory clearances in the U.S. and E.U. Abbott is responsible for conducting clinical trials and obtaining all regulatory clearances in all other countries of the world, excluding Japan and nine other countries in the Pacific Rim. The E.U. marketing authorization and the NDA under review by the FDA for EchoGen are primarily based on the results of a pivotal Phase 3 echocardiography clinical trial. This trial was conducted from late 1995 to early 1996 at 19 sites in the U.S. to evaluate the efficacy of EchoGen in improving the use of echocardiography to assess cardiovascular disease in patients who previously had a suboptimal (non-diagnostic) echo exam. Based on an evaluation of EchoGen's efficacy by independent blinded reviewers, EchoGen significantly increased the proportion of patients with optimal echocardiograms. After the baseline exam, 5 to 21% of exams were optimal, compared with 47 to 90% of exams following administration of EchoGen. Based on evaluations made by the principal investigators of the study, EchoGen led to an increased diagnostic confidence in 76% of the patients, disclosed findings not present at baseline in 63% and prevented the need for further studies in 19% of patients.

SAFETY RESULTS OF ECHOGEN

    In analyzed clinical trials with 1,834 patients utilizing the current formulation of EchoGen, there were no findings that the Company believes would suggest a toxicologic or pharmacologic response to the administration of EchoGen. There were no effects on organ function, blood chemistry, hematologic or urinalysis results. Adverse events that were considered possibly, probably or definitely related to EchoGen administration were experienced by 9.4% of patients. Those events occurring in greater than 1.0% of patients include feeling of warmth and flushing (3.2%), taste perversion (1.4%) and headache (1.6%). The events were usually mild, occurred within 30 minutes of injection, generally required no treatment and left no sequelae.

ADDITIONAL CLINICAL STUDIES OF ECHOGEN AND QW7437

    In March 1997, a Phase 1 trial in 20 healthy volunteers undergoing stress echocardiography with EchoGen was completed in the U.K. The results of the trial suggest that the administration of EchoGen in multiple doses at rest and peak stress are safe and effective when used in conjunction with either pharmacologic or exercise stress echocardiography. In October 1998, the Company completed enrollment in a 275 patient Phase 3 multi-center single blinded study investigating the use of EchoGen during Dobutamine (pharmacologic) stress echocardiography. Non-enhanced and enhanced stress echo results are being compared to the results of each patient's cardiac catheterization procedure. The evaluation of efficacy by blinded readers is currently underway.

    In March 1998, the Company completed enrollment in a 213 patient Phase 3 multi-center trial to assess the use of EchoGen improving the detection of prostate cancer by contrast ultrasound aided biopsy. Patients with elevated PSA (prostate specific antigen) levels and/or abnormal rectal examinations who have been referred for biopsy received a contrast enhanced transrectal ultrasound examination using EchoGen. Data analysis of the results of this trial have been deferred pending completion of the FDA review of the EchoGen NDA for cardiology indications.

    In late 1997, SONUS completed a Phase 1 trial of QW7437 at the Leicester Clinical Research Unit in the U.K. There were no serious adverse events among the 20 normal human subjects at a range of doses. Investigators concluded that the results of the trial suggested that QW7437 was safe and well tolerated.

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

    The commercialization of QW7437, or of EchoGen for new indications, beyond those contained in the NDA, will require approval of separate regulatory submissions based on extensive additional clinical testing. There can be no assurance the clinical trial results from the above or future trials will demonstrate any efficacy or will be adequate for regulatory approval.

    None of the Company's products have been approved by the FDA and there can be no assurance that such approval will be obtained. See "Certain Factors That May Affect the Company's Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process; and Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

MARKETING AND DISTRIBUTION

    The Company's strategy is to market EchoGen and QW7437 through arrangements with third parties in the U.S. and the rest of the world.

    The Company and Abbott have formed a strategic alliance for the marketing, manufacturing and distribution of ultrasound contrast agents, including EchoGen, in the U.S., Europe, Latin America, Canada, Africa, Middle East and certain countries in the Pacific Rim. Under the alliance Abbott has the responsibility for marketing, selling and distribution, and for technical marketing support outside the U.S. The Company has the responsibility to provide technical marketing support during the launch and commercialization of EchoGen in the U.S.

    In November 1998, the Company and Daiichi Pharmaceutical Co., Ltd. ("Daiichi") terminated a licensing agreement for Daiichi's exclusive marketing and distribution rights to EchoGen in Japan and in nine other countries in the Pacific Rim. The Company is investigating potential partners for this territory. See "Strategic Alliances."

    There can be no assurance that the Company's strategic relationship with Abbott will be successful or that the Company will be successful in obtaining another partner to market EchoGen and QW7437 in the Pacific Rim territory. See "Certain Factors That May Affect the Company's Business and Future Results - Dependence on Third Parties for Funding, Clinical
Development and Distribution."

MANUFACTURING

    The Company has utilized three outside FDA-certified organizations to manufacture EchoGen under current Good Manufacturing Practices ("GMP") requirements for the Company's use in preclinical and clinical studies and one of these organizations to produce QW7437. The Company produces non-GMP batches of EchoGen at its facilities in Bothell, Washington as part of the Company's ongoing development of the product.

    The Company has entered into an agreement with Abbott pursuant to which Abbott has agreed to scale-up, manufacture and sell EchoGen to the Company at a fixed price, subject to increases in the producer's price index, packaged in final dosage form for a period of five years from the date of FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott has produced EchoGen in commercial-scale lots for use by the Company in its clinical trials in the U.S. EchoGen is manufactured from raw materials supplied to Abbott by the Company. Under the agreement, the Company must purchase certain of its requirements of EchoGen, and the Company has retained the right to manufacture or to have a third party manufacture a portion of its requirements. In addition, Abbott has agreed to supply a kit into which EchoGen will be packaged along with other items used in the administration of the product. The inability of Abbott or any alternative contract manufacturer to manufacture and supply the Company with EchoGen or the kit would have a material adverse effect on the Company's business, financial condition and results of operations. See "Strategic Alliances" and "Certain Factors That May Affect the Company's Business and Future Results."

    The active chemical ingredients in EchoGen, DDFP and PEG Telomer B, a surfactant, are manufactured by a limited number of vendors worldwide. In March 1998, the Company entered into a commercial supply agreement for one of these raw materials. In the event that EchoGen is approved by the FDA, the Company is obligated to purchase certain minimum quantities of the material over a five-year period. The inability of this or any other vendors to supply raw materials to the Company could delay the Company's manufacture of, or cause the Company to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the other raw materials of EchoGen are readily available from various suppliers.

RESEARCH AND DEVELOPMENT

    The Company currently conducts research and development activities at its facilities in Bothell, Washington. The Company also engages in certain research, preclinical studies and clinical development efforts at universities and other institutions. The Company's primary research and development efforts are directed at the development and application, including clinical trials, of EchoGen, QW7437 and QW8184. QW8184 is the Company's first project in the application of its emulsion technology for drug delivery applications. QW8184 is a proprietary formulation of paclitaxel, the compound used in Taxol(R), a oncology drug with annual worldwide sales of over $1.0 billion. Based on preclinical studies to date, the Company believes its emulsion formulation of paclitaxel may enable its administration in a bolus administration and with an improved safety profile. Taxol is currently administered by infusion and requires premedication with other drugs to minimize the impact of certain side effects. In addition, the Company is conducting research in other applications of its proprietary technology in the areas of ultrasound contrast agents and intravascular oral, and pulmonary drug delivery.

    The Company incurred expenses of approximately $10.5 million, $11.6 million and $11.2 million on research and development in fiscal 1998, 1997 and 1996, respectively.

STRATEGIC ALLIANCES

    The Company's strategy is to enter into strategic alliances to facilitate the development, manufacture and distribution of its products.

ABBOTT LABORATORIES

    In May 1993, the Company and Abbott, a worldwide manufacturer of health care products, entered into a supply agreement relating to EchoGen. Under this agreement, Abbott has agreed to develop the manufacturing process, assist the Company in FDA submissions and manufacture and sell the product to the Company for an initial five-year period after FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott is supplying the Company with most of its requirements for EchoGen clinical trials. The Company has agreed to purchase a portion of the U.S. commercial requirements of EchoGen upon receipt of FDA approval, subject to increases in the producer's price index.

    In May 1996, the Company entered into additional agreements with Abbott for the marketing and sale of EchoGen in the U.S. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and U.S. marketing and sales. Abbott has agreed to pay the Company $31.0 million in license, clinical support and milestone payments conditioned upon specific events, of which the Company had received $23.0 million as of December 31, 1998. After the FDA has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47% of net EchoGen revenues in the U.S. - a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. Abbott has paid to the Company $1.7 million and $2.1 million in 1998 and 1997, respectively, to support clinical trials for the indications of stress echocardiography and prostate cancer. In addition, in 1996, Abbott paid $4.0 million for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

    In October 1996, the Company expanded its strategic alliance with Abbott by signing an agreement for EchoGen that extends Abbott's licensed territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones (of which $12.6 million may be offset against future royalty payments). As of December 31, 1998, the Company had received $12.6 million under the agreement of which $5.6 million is creditable against future royalties. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, 10 years from the date of the agreement, or the introduction of a generic equivalent by a third party.

    In January 1999, the Company amended its strategic alliance agreements with Abbott for both the U.S. and international territories. The amendments redefined future milestone payments under the agreements. Under the amended agreements, there are $30.0 million of potential milestone payments remaining, of which $9.55 million are conditioned upon the approval and first shipment of EchoGen echocardiography indications in the U.S. and Europe; $9.55 million for approval and first shipment of EchoGen radiology indications in the U.S. and Europe; and $10.9 million conditioned upon achievement of annual sales targets in Abbott's international territory. The amendments allow the Company to request prepayment of radiology milestone payments in exchange for common stock of the Company at the then fair market value. The amendments also reduced the royalty rates, that vary based on a combination of factors, on sales of EchoGen by Abbott in its international territory to a range of 24% to 42%.

    If the Company's relationship with Abbott were to terminate, it would have a material adverse effect on the Company's business, financial condition and results of operation. See "Certain Factors That May Affect the Company's Business and Future Results - Dependence on Third Parties for Funding, Clinical Development and Distribution."

DAIICHI PHARMACEUTICAL CO., LTD.

    In April 1993 and March 1995, the Company and Daiichi entered into agreements pursuant to which Daiichi was granted exclusive marketing and distribution rights to EchoGen in the Pacific Rim countries of Japan, Taiwan, The Peoples Republic of China, South Korea, Hong Kong, Thailand, Indonesia, Singapore, Malaysia and the Philippines. In addition, in November 1993, the Company issued a convertible subordinated debenture to Daiichi in the principal amount of $3.0 million, which was converted into 462,857 shares of common stock concurrently with the closing of the Company's initial public offering. In November 1998, the Company and Daiichi terminated the licensing agreement and the Company has no further obligation under the agreement. All of the product rights to EchoGen have reverted back to the Company. As of the date of termination, Daiichi had paid the Company option, license and milestone fees totaling $12.8 million. The Company is currently investigating obtaining a new partner for this territory.

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

    The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further time consuming review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the drug.

    In August 1996, the Company submitted an NDA for EchoGen with the FDA based on the data from the Phase 3 clinical trials for cardiology and radiology indications. The FDA accepted the NDA as filed in September 1996. In October 1997, the Company was informed by the FDA that a Medical Imaging Drug Committee Advisory meeting is not necessary to complete the review of the NDA for EchoGen. In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA and in October 1998, the Company submitted additional information requested by the FDA. The Company received notice from the FDA that the amendment filing was considered complete as of October 19, 1998. Under the Food and Drug Administration Modernization Act, the FDA has up to 180 days to review the amendment which has requested approval of EchoGen for echocardiography indications. Once the FDA review is complete, the Company expects that the agency will issue another action letter. No assurance can be given that the Company will successfully address the deficiencies raised by the FDA or that the FDA will ultimately approve the NDA. See "Certain Factors That May Affect the Company's Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

    Sales of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the E.U., the general trend has been towards coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each E.U. country.

    In November 1996, the Company submitted a MAA to the EMEA for EchoGen under the new centralized "fast track" application procedures whereby a generally binding approval is obtained by a single application, valid for all 15 nations of the E.U., including the U.K., Ireland, France, Germany, Italy, Spain, Portugal, Sweden, Finland, Denmark, Belgium, Luxembourg, the Netherlands, Greece and Austria.

    In March 1998, the EMEA's CPMP issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the E.U. The Company and its marketing partner, Abbott, are preparing for the commercialization of EchoGen in the E.U. after necessary pricing, reimbursement and manufacturing modification approvals are received. However, there can be no assurance that the necessary approvals will be obtained in a timely manner, if at all. See "Certain Factors That May Affect the Company's Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

    The level of regulation in other foreign jurisdictions varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain foreign markets, the Company may be subject to governmentally mandated prices for EchoGen.

    The Company is and may be subject to regulation under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. The Company also will be subject to other present and possible future local, state, federal and foreign regulations.

COMPETITION

    The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although there are currently only two FDA approved ultrasound imaging contrast agents in the U.S. for certain cardiology applications and, to the knowledge of the Company, only one other ultrasound imaging agent has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. In addition, there are two ultrasound contrast agents, other than EchoGen, approved for marketing in certain countries in Europe for certain cardiology and radiology indications and the Company believes that other agents are in clinical trials. The Company also believes that other medical and pharmaceutical companies will compete with the Company in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale in the U.S., EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA or foreign jurisdictional approval for their products more rapidly than the Company. Historically, products that reach the market first generally have a market advantage. In addition, other technologies or products such as advancements in ultrasound equipment may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

PATENTS AND PROPRIETARY RIGHTS

    The Company considers the protection of its technology to be important to its business. In addition to seeking U.S. patent protection for many of its inventions, the Company is seeking patent protection in certain foreign countries in order to protect its proprietary rights to inventions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The Company's success will depend, in part, on its ability to obtain patents, defend patents and protect trade secrets. The Company has filed patent applications in the U.S. and in over 40 foreign countries relating to its principal technologies. In the U.S., 11 patents have been issued to the Company, the claims of which are primarily directed to ultrasound contrast media which include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has been involved in administrative proceedings and has initiated a patent infringement suit against one of its competitors. See "Legal Proceedings" and "Certain Factors That May Affect the Company's Business and Future Results - Dependence on Patents and Proprietary Rights."

    The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors or others will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, the Company may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office ("PTO") or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to the Company and distraction of the Company's management. Two of the Company's 11 U.S. patents, U.S. 5,573,751 ('751) and U.S. 5,558,094 ('094) have been re-examined by the PTO in four separate proceedings. In December 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original '094 and '751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process. See "Legal Proceedings."

    The Company has obtained registered trademarks for its corporate name and for EchoGen in the U.S. and certain foreign countries. There can be no assurance that the registered or unregistered trademarks or trade names of the Company may not infringe upon third party rights or will be acceptable to regulatory agencies such as the FDA. The requirement to change the trademarks or trade name of the Company could entail significant expenses and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

HUMAN RESOURCES

    At March 1, 1999, the Company had 54 employees, 37 engaged in research and development, regulatory, clinical and manufacturing activities, and 17 in marketing and administration. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

    FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. EXAMPLES OF THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (i) THE SUBMISSION OF APPLICATIONS FOR AND THE TIMING OR LIKELIHOOD OF MARKETING APPROVALS FOR ONE OR MORE INDICATIONS, (ii) MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, (iii) THE COMPANY'S ANTICIPATED FUTURE CAPITAL REQUIREMENTS AND THE TERMS OF ANY CAPITAL FINANCING, (iv) THE PROGRESS AND RESULTS OF CLINICAL TRIALS, (v) THE TIMING AND AMOUNT OF FUTURE MILESTONE PAYMENTS, PRODUCTS REVENUES AND EXPENSES; AND (vi) THE ANTICIPATED OUTCOME OR FINANCIAL IMPACT OF LITIGATION. WHILE THESE STATEMENTS MADE BY THE COMPANY ARE BASED ON MANAGEMENT'S CURRENT BELIEFS AND JUDGMENT, THEY ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER A NUMBER OF FACTORS AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED IN THE TEXT AND THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING FOOTNOTES IN THIS REPORT AND THE RISK FACTORS SET FORTH BELOW AND AS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FOLLOWING FACTORS, AMONG OTHERS.

    Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. The Company is subject to uncertain governmental regulatory requirements and a lengthy approval process for its products prior to any commercial sales of its products. The development and commercial use of the Company's products is regulated by the FDA, EMEA and comparable foreign regulatory agencies. The regulatory approval process for new ultrasound contrast agents, including required preclinical studies and clinical trials, is lengthy and expensive. The Company has filed for approval of only one product, EchoGen, with the FDA and the EMEA. In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA and in October 1998, the Company submitted additional information requested by the FDA. The Company has received notice from the FDA that the amendment filing was considered complete as of October 19, 1998. Under the Food and Drug Administration Modernization Act, the FDA has up to 180 days to review the amendment which has requested approval of EchoGen for echocardiography indications. Once the FDA review is complete, the Company expects that the agency will issue another action letter. No assurance can be given that the Company will successfully address the deficiencies raised by the FDA or that the FDA will ultimately approve the NDA. In March 1998, the EMEA's CPMP issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the E.U. The Company and its marketing partner, Abbott, are preparing for the commercialization of EchoGen in the E.U. after necessary pricing, reimbursement and manufacturing modification approvals are received. However, there can be no assurance that the necessary approvals will be obtained in a timely manner, if at all.

    Abbott is responsible for regulatory filings in all other jurisdictions of it's licensed territories, none of which have been approved. The Company and Abbott may encounter significant delays or excessive costs in its efforts to secure necessary approvals. There can be no assurance that the necessary FDA and other regulatory approvals will be obtained in a timely manner, if at all. The Company cannot predict if or when any of its products under development will be commercialized. See "Government Regulations."

    Unproven Safety and Efficacy; Uncertainty of Clinical Trials. The Company currently has only two products, EchoGen and QW7437, in human clinical trials. Although the Company has completed the necessary pivotal clinical trials it believes will satisfy the requirements for approval of EchoGen, the FDA issued an action letter in February 1998 indicating that the NDA was inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA and in October 1998, the Company submitted additional information requested by the FDA. There can be no assurance that the FDA will not require additional clinical trials or that such trials if begun, will demonstrate any efficacy or will be completed successfully in a timely manner, if at all. See "Status of Clinical Trials" and "Government Regulations." In addition, EMEA approval and the amended FDA filing for approval of EchoGen only relates to certain cardiology applications. The Company believes EchoGen may be used in other applications, such as liver, kidney, peripheral vascular, prostate and stress echocardiology exams. Each of those applications will require specific clinical studies to support submissions to regulatory agents for expanded labeling in those applications which will be lengthy and expensive. Failure to complete successfully any of its clinical trials on a timely basis or at all would have a material adverse effect on the Company's business, financial condition and results of operations. In clinical trials in humans to date adverse events related to the final formulation of EchoGen have been infrequent, generally mild and transient, including feelings of warmth, taste perversion, headache and nausea. There can be no assurance that more serious side effects will not be encountered in future trials.

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

    History of Operating Losses; Uncertainty of Future Financial Results. The Company's future financial results are uncertain. Although the Company reported net income of $1.0 million and $1.7 million for the years ended December 31, 1997 and 1996, respectively, the Company reported a net loss of $11.2 million in 1998 and has experienced significant losses since its inception in 1991, and is expected to incur net losses in the foreseeable future. These losses have resulted primarily from expenses associated with the Company's research and development activities, including preclinical and clinical trials, and general and administrative expenses. The Company anticipates that its operating expenses will increase significantly in the future as the Company prepares for the anticipated commercialization of EchoGen and increases its research and development expenditures on new products. However, there can be no assurance that the Company will obtain regulatory approvals necessary in order to generate product revenues. If the Company is unable to generate significant product revenues, it may incur substantial losses. Moreover, even if the Company generates significant product revenues, there can be no assurance that the Company will be able to sustain profitability. The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of fees and milestone payments made by Abbott, the entering into of new product license agreements by the Company, the timing and costs of clinical trials conducted by the Company, and costs related to obtaining, defending and enforcing patents.

    Uncertainty of Market Acceptance. To date, only two contrast agents for use in ultrasound imaging have received FDA approval, and the general market acceptance of contrast agents for ultrasound imaging has not been rapid. If the existing approved contrast agents continue to fail to gain significant market acceptance it could make the market acceptance of EchoGen more difficult. Market acceptance of EchoGen may depend upon a number of factors, including efficacy, safety, price and ease of administration. In addition, market acceptance may depend upon the Company's ability to educate the medical community on the diagnostic and clinical efficacy of ultrasound contrast agents in general and EchoGen in particular and the ability to obtain reimbursement from third party payors. Market acceptance may also depend upon the clinical utility and cost effectiveness of EchoGen. There can be no assurance that EchoGen, if successfully developed and commercialized, will gain market acceptance. Failure of EchoGen to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    Future Capital Requirements and Uncertainty of Additional Funding. The Company's development efforts to date have consumed substantial amounts of cash and the Company has generated only limited revenues from payments received from its collaborative partners. There can be no assurance that the Company will continue to receive such payments in the future. The Company expects that its cash requirements will increase significantly in the future, and there can be no assurance that such cash requirements will be met on satisfactory terms, if at all. The Company's future capital requirements depend on many factors including the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the ability to maintain the Company's bank line of credit, the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products, and the market acceptance and third-party reimbursement of the Company's products, if and when approved. There can be no assurance that additional regulatory approvals will be achieved or achieved in the near-term or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional financing, the Company would be required to curtail or delay the development of its products and new product research and development.

    Dependence on Third Parties for Funding, Clinical Development and Distribution. The Company is dependent on Abbott for a variety of activities, including conducting foreign clinical trials, obtaining required foreign regulatory approvals and manufacturing, marketing and distributing its products. The Company has entered into a number of agreements with Abbott for the manufacturing, marketing and distribution of EchoGen in all territories of the world except for Japan and nine other Pacific Rim countries. The Company is dependent on Abbott to fund a substantial portion of the Company's operating expenses, to manufacture EchoGen for clinical trials and for commercial sale, if approved, to conduct clinical trials and obtain regulatory approval in its territories outside of the U.S. and the E.U., and to market and distribute EchoGen in its territories. There can be no assurance that the collaboration will continue or be successful. Abbott has the right, in its sole discretion, to terminate the marketing collaboration at any time with 12 months notice to the Company. If the agreements with Abbott are terminated or the collaboration is not successful, the Company will not receive scheduled milestone and funding payments and will be required to identify an alternative collaborative partner, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Strategic Alliances."

    In November 1998, the Company and Daiichi terminated a licensing agreement for Daiichi's exclusive marketing and distribution rights to EchoGen in Japan and in nine other countries in the Pacific Rim. The Company is investigating potential partners for this territory. There can be no assurance that the Company will be successful in obtaining another partner to market EchoGen and QW7437 in the Pacific Rim territory. See "Strategic Alliances."

    Dependence on Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents, defend patents and protect trade secrets. The Company has filed patent applications in the U.S. and in over 40 foreign countries relating to its principal technologies. In the U.S., 11 patents have been issued to the Company, the claims of which are primarily directed to ultrasound contrast media which include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has initiated a patent infringement suit against one of its competitors. See "Legal Proceedings."

    The commercial success of the Company also will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, the Company may participate in interference, reissue or re-examination proceedings conducted by the PTO or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to the Company and distraction of the Company's management. Two of the Company's 11 U.S. patents, U.S. 5,573,751 ('751) and U.S. 5,558,094 ('094) have been re-examined by the PTO in four separate proceedings. In December 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original '094 and '751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process. See "Legal Proceedings."

    Competition and Risk of Technological Obsolescence. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound imaging contrast agents is intense and expected to increase. Although there is currently only two FDA approved ultrasound imaging contrast agents in the U.S. for certain cardiology applications and, to the knowledge of the Company, only one other ultrasound imaging agent has been submitted to the FDA for approval, the Company believes that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. The Company also believes that other medical and pharmaceutical companies will compete with the Company in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although the Company believes that if and when EchoGen is approved for commercial sale, EchoGen will be well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than the Company. In addition, other technologies or products such as advancements in ultrasound equipment may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render the Company's technology and products uncompetitive or obsolete.

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

    Lack of Marketing and Sales Experience. The Company has no experience in marketing, sales and distribution. The Company's strategy is to market EchoGen through its established strategic alliances and distribution arrangements with Abbott. There can be no assurance that the Company will be successful in maintaining these arrangements or that Abbott will be successful in marketing and selling the Company's products. The Company's agreement with Abbott requires the Company to provide technical marketing support to Abbott's sales, marketing and distribution activities in the U.S. There can be no assurance that the Company will be successful in establishing technical support capability. If the Company does not provide adequate technical support, Abbott can choose to take over the technical support responsibilities and SONUS would be required to negotiate a lower royalty rate with Abbott to reflect the reduced responsibilities.

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

        Continued Listing on the Nasdaq National Market. The Company is currently listed on the Nasdaq National Market under the symbol "SNUS." For continued inclusion on the Nasdaq National Market, a company must meet a net tangible asset test and a public float test. In addition, Nasdaq requires a minimum bid price of $1.00 per share for continued listing. As of December 31, 1998, the Company had net tangible assets of approximately $7.5 million. In the event that the Company fails to satisfy the listing standards on a continuous basis, the Company's Common Stock may be removed from listing on the Nasdaq National Market. If the Company's Common Stock is delisted from the Nasdaq National Market, trading of the Company's Common Stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock and the trading price per share could be reduced.

        Dependence on Key Employees. The Company is highly dependent on its founder and Chief Executive Officer, Steven C. Quay, M.D., Ph.D., its President and Chief Operating Officer, Michael A. Martino, and its Chief Financial Officer, Gregory Sessler. The loss of any one or more of these individuals or the inability to recruit and retain qualified scientific personnel to perform research and development and qualified management personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms, if at all, given the competition for experienced scientists and other personnel among numerous medical and pharmaceutical companies, universities and research institutions.

        Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market could have an adverse effect on the market price of the Common Stock. Shares of Common Stock that have been purchased in the open market or pursuant to a registration statement are freely tradable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), unless purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act. The remaining shares of the Company are "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144 under the Securities Act. Restricted securities that are held in excess of two years are generally freely tradable under Rule 144, unless such shares are owned by affiliates. Shares of the Company's Common Stock held by affiliates of the Company are eligible for sale under Rule 144 subject to the volume and other restrictions of Rule 144. As of March 5, 1999, 1,256,966 shares were held by affiliates of the Company. Shares held by affiliates will become freely tradable under Rule 144 three months after the affiliate status of such person terminates.

ITEM 2. PROPERTIES

    The Company currently leases approximately 27,000 square feet of laboratory and office space in a single facility in Bothell, Washington. The lease expires in April 2002 and includes an option to extend the term of the lease for three years. The Company believes that this facility will be adequate to meet its projected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      In January 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt, Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by the Company are invalid and not infringed, and that the Company has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. The Company does not believe there is any merit to these counterclaims and intends to defend its position vigorously. In October 1998, the court granted the Company's motion to stay the litigation until the PTO had completed its re-examination of the patents in this lawsuit (see below). The stay was lifted in January 1999. A trial date has been set for this lawsuit in February 2000.

      Four separate re-examination proceedings directed to the two SONUS patents at issue in the patent infringement lawsuit, U.S. 5,558,094 ('094) and U.S. 5,573,751 ('751) were initiated by the PTO beginning in July 1997 at the request of MBI. In December 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original '094 and '751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process.

      In August 1998, various class action complaints were filed against the Company in the Superior Court of Washington and in the U.S. District Court for the Western District of Washington against the Company and certain of its officers and directors, alleging violations of Washington State and U.S. securities laws. The Company has moved to dismiss and stay the State court action and expects to move to dismiss the federal actions. The Company does not believe there is any merit to the claims in these actions and intends to defend its position vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

      The Company's common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. As of March 5, 1999, there were 146 stockholders of record and approximately 6,500 beneficial stockholders of the Company's common stock. The high and low sales prices of the Company's common stock as reported by Nasdaq are as follows:

                                      HIGH        LOW
1997
----
First Quarter                        34 3/4      25 1/8
Second Quarter                       31          21 3/4
Third Quarter                        46 3/4      25 1/2
Fourth Quarter                       46 7/8      31 5/8
1998
----
First Quarter                        40 1/2      17 3/4
Second Quarter                       25 1/4       9 3/4
Third Quarter                        17           6
Fourth Quarter                       12 5/8       3 3/8

ITEM 6. SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1998         1997        1996         1995        1994
                                     --------      -------     -------      -------     -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ........................    $  5,100      $18,900     $16,600      $ 4,500     $ 1,053
Total operating expenses ........      17,012       18,763      14,988        9,416       9,259
Net income (loss) ...............     (11,173)       1,011       1,722       (5,939)     (8,897)
Net income (loss) per share:
     Basic ......................    $  (1.30)     $  0.12     $  0.20      $ (1.81)    $ (4.19)
     Diluted ....................    $  (1.30)     $  0.11     $  0.19      $ (1.81)    $ (4.19)
Shares used in calculation of net
 income (loss) per share:
     Basic ......................       8,622        8,565       8,481        3,281       2,122
     Diluted ....................       8,622        9,580       9,064        3,281       2,122

                                                       AS OF DECEMBER 31,
                                      ---------------------------------------------------
                                        1998      1997       1996       1995       1994
                                      -------    -------    -------    -------   --------
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities....    $16,955    $26,571    $25,131    $ 8,221   $  1,644
Total assets .....................     18,818     28,946     26,762     19,646      3,195
Long-term liabilities ............      2,049        939        240        468      7,403
Stockholders' equity (deficit)....      7,495     18,505     16,877     10,947    (13,041)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis set forth below contains trend analysis, discussions of regulatory approval and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others: uncertainty of governmental regulatory requirements; lengthy approval process; unproven safety and efficacy; uncertainty of clinical trials; history of operating losses; uncertainty of future financial results; uncertainty of market acceptance; future capital requirements and uncertainty of additional funding; dependence on third parties for funding, clinical development and distribution; dependence on patents and proprietary rights; competition and risk of technological obsolescence; limited manufacturing experience; dependence on limited contract manufacturers and suppliers; lack of marketing and sales experience; and limitations on third-party reimbursement. See "Business -- Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

      SONUS Pharmaceuticals, Inc. (the "Company") is engaged in the research, development and commercialization of proprietary ultrasound contrast agents and drug delivery systems based on its proprietary technology. The Company's products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") of common stock completed in October 1995. Clinical trials of the Company's initial ultrasound contrast product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

      In February 1998, the Company received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, the Company submitted to the FDA an amendment of the NDA and in October 1998, the Company submitted additional information requested by the FDA. The Company has received notice from the FDA that the amendment filing was considered complete as of October 19, 1998. Under the Food and Drug Administration Modernization Act, the FDA has up to 180 days to review the amendment which has requested approval of EchoGen for echocardiography indications. Once the FDA review is complete, the Company expects that the agency will issue another action letter.

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

      In May 1996, the Company formed a strategic alliance with Abbott for marketing and selling of ultrasound contrast agents, including EchoGen, in the U.S. Under the agreement, Abbott agreed to make certain payments to the Company, primarily conditioned upon the achievement of milestones, of which $23.0 million has been paid as of December 31, 1998. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company. The warrants are exercisable over five years at $16.00 per share. In October 1996, the Company and Abbott entered into an agreement expanding Abbott's territory to include Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the October 1996 agreement, Abbott has agreed to pay the Company certain additional license and milestone payments, a portion of which will be credited against future royalties once EchoGen is approved for commercial sale. As of December 31, 1998, $12.6 million has been paid to the Company by Abbott under the October 1996 agreement of which $5.6 million is creditable against future royalties.

      In January 1999, the Company amended its strategic alliance agreements with Abbott for both the U.S. and international territories. The amendments redefine future milestone payments under the agreements. Under the amended agreements, there are $30.0 million of potential milestone payments remaining, of which $9.55 million are conditioned upon the approval and first shipment of EchoGen echocardiography indications in the U.S. and Europe; $9.55 million for approval and first shipment of EchoGen radiology indications in the U.S. and Europe; and $10.9 million conditioned upon achievement of annual sales targets in Abbott's international territory. The amendments allow the Company to request prepayment of radiology milestone payments in exchange for the issuance of common stock of the Company at the then fair market value. The amendments also reduce the royalty rates on sales of EchoGen by Abbott in its international territory that range, based on a combination of factors, from 24% to 42%. The U.S. royalty rate of 47% and the aggregate amount of U.S. and international milestone payments were not changed.

      In March 1995, the Company granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in Japan and in certain other countries in the Pacific Rim. In November 1998, the Company and Daiichi terminated the licensing agreement and the Company has no further obligation under the agreement. As of the date of termination, Daiichi paid the Company option, license and milestone fees totaling $12.8 million. There can be no assurance that new collaborative partners will be found to develop and distribute EchoGen in Japan and the other countries in the Pacific Rim.

      The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of milestone payments made by Abbott, the timing of regulatory approvals, the entering into additional product license agreements by the Company, and the timing and costs of the clinical trials conducted by the Company. Abbott can terminate their agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

      To date, the Company's reported revenues have been derived from payments received under collaborative agreements with third parties. Revenue received under collaborative agreements was $5.1 million for the year ended December 31, 1998 compared with $18.9 million in the prior year. All revenue during 1998 represented payments under the Company's strategic alliance agreements with Abbott. Revenues in 1997 represented milestone payments of $18.5 million and $0.4 million from Abbott and Daiichi, respectively.

      Research and development expenses were $10.5 million as of December 31, 1998 compared with $11.6 million in the prior year. The decrease was primarily due to a reduction in clinical trial activity when compared to the prior year, offset in part by additional expenses related to the regulatory approval process. In addition, the Company received $2.1 million from Abbott during 1998 for reimbursement of certain clinical costs related to prostate and stress echocardiography indications for EchoGen compared to $1.7 million in 1997. Pursuant to the funding agreement with Abbott, 50% of these clinical reimbursements will be repaid with interest in five years from the date of funding, payable in cash or common stock of the Company. Accordingly, 50% of the total funding has been reported as a long-term liability with the remaining 50% reported as an offset to research and development expenses.

      General and administrative expenses were $6.5 million as of December 31, 1998 compared with $7.2 million in the prior year. The decrease was primarily due to a reduction in marketing programs due to the delay in U.S. regulatory approval of EchoGen, offset in part by increases in legal costs - see "Legal Proceedings".

      Revenues in future quarters will be primarily dependent upon the achievement and timing of certain regulatory and commercialization milestones and associated payments under collaborative agreements. In addition, total operating expenses are expected to increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen, further clinical trials for the Company's second ultrasound contrast agent, QW7437, new product research and development, and higher marketing and administrative expenses in conjunction with the commercialization of EchoGen. The Company also expects to incur significant expenses relating to legal matters - see "Legal Proceedings."

    Interest income, net of interest expense, was $739,000 for the year ended December 31, 1998, compared to $965,000 in the prior year. The decrease was primarily due to the lower levels of invested cash during 1998 and higher interest expense due to larger amounts payable to Abbott for clinical development funding.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

    Revenues from collaborative agreements were $18.9 million for the year ended December 31, 1997 as compared to $16.6 million in the prior year. Revenue in 1997 consisted of $18.5 million and $0.4 million of payments received from Abbott and Daiichi, respectively. In 1996, revenue consisted of $12.0 million and $4.6 million of payments received from Abbott and Daiichi, respectively.

    Research and development expenses were $11.6 million for year ended December 31, 1997 compared to $11.2 million in the prior year primarily due to ongoing and new clinical trials investigating additional indications for EchoGen and continued investment in the research and development of new products, offset by clinical development cost reimbursement from Abbott.

    General and administrative expenses were $7.2 million for the year ended December 31, 1997 compared to $3.8 million in the prior year. The higher level of general and administrative expenses reflected the implementation of marketing programs in anticipation of FDA approval and planned product launch of EchoGen, costs of filing, prosecuting and protecting patents and patent applications, and growth in marketing and administration personnel.

    Interest income, net of interest expense, was $965,000 in 1997 compared to $620,000 in the prior year. The increase was primarily due to the larger cash and marketable securities balances in 1997 arising from the higher level of payments under collaborative agreements.

    The Company recorded $90,000 of income tax expense as of December 31, 1997 compared to $510,000 in the prior year. Income tax expense was lower than that computed at statutory rates primarily due to the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At December 31, 1998, the Company had cash, cash equivalents and marketable securities of $17.0 million, compared to $26.6 million at December 31, 1997. The decrease was primarily due to the $11.2 million net loss reported for the year ended December 31, 1998, offset in part by $1.2 million of clinical development funding from Abbott which, under the agreements with Abbott, will be repaid with interest in five years in stock or cash.

      The Company has a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At December 31, 1998, there was $5.0 million outstanding under the line of credit. The line of credit expires August 31, 1999 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash and marketable securities in order to borrow under the line of credit. There can be no assurance that the Company will be able to maintain the minimum balances necessary to borrow under the line.

      The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. Based on its operating plan, the Company estimates that existing cash and marketable securities will be sufficient to meet its cash requirements through 1999. If regulatory approvals are not achieved or are delayed, the Company will be required to obtain additional funding through available means, which may include debt and/or equity financing or the licensing or sale of proprietary or marketing rights. The Company's future capital requirements depends on many factors including the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the ability to maintain the Company's bank line of credit, the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products, and the market acceptance and third-party reimbursement of the Company's products, if and when approved. There can be no assurance that regulatory approvals will be achieved or achieved in the near-term or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional financing, the Company would be required to curtail or delay the development of its products and new product research and development.

MARKET RISK

      The market risk inherent in the Company's short-term investment portfolio and long-term debt represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 1998, the decline in the fair value of the investment portfolio and the increase in interest expense on the long-term debt would not be material. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

YEAR 2000

    Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000. Failure to make such modifications could result in systems failures or miscalculations, causing a disruption of operations.

    The Company has undertaken an initial comprehensive review of its information technology computer systems and believes that the Year 2000 issue does not pose significant operational problems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. In addition, the Company plans to survey significant vendors, including Abbott, to determine any possible Year 2000 risks. If Year 2000 problems exist with these third parties, it could affect the ability of vendors to satisfy their obligations to the Company or for the Company to electronically communicate with such parties, which could have an adverse effect on the Company's business, financial condition and results of operations.

    The Company intends to establish a contingency plan to address "high-risk" issues, if any, that could affect day-to-day operations or delay its efforts to bring products to market. The Company expects to complete its review of the Year 2000 issue by the end of the third quarter of 1999.

    Based upon the Company's initial review of its computer systems, the Company estimates that the cost to replace older, non-compliant computers and software is not material. The full cost of correcting the Year 2000 issue will be known after the Company completes its survey of its significant vendors; however, based on currently available information, the Company believes that the total costs will not exceed $100,000.

ITEM 7A. QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Response to this item is included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:                                                        PAGE
------------------------------                                                        ----
Report of Ernst and Young LLP, Independent Auditors.................................   32

Balance Sheets as of December 31, 1998 and 1997.....................................   33

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.......   34

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and
1996................................................................................   35

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.......   36

Notes to the Financial Statements...................................................   37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
SONUS Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of SONUS Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONUS Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Seattle, Washington
January 31, 1999

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                 1998              1997
                                                             ------------      ------------
ASSETS
Current assets:
Cash, cash equivalents and marketable securities.......      $ 16,954,842      $ 26,571,062
 Other current assets..................................           419,018           639,970
                                                             ------------      ------------
        Total current assets...........................        17,373,860        27,211,032

Equipment, furniture and leasehold improvements, net...         1,444,090         1,734,737
                                                             ------------      ------------
Total assets...........................................      $ 18,817,950      $ 28,945,769
                                                             ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Bank line of credit..................................      $  5,000,000      $  5,000,000
  Accounts payable and accrued expenses................         2,954,530         2,612,065
  Accrued clinical trial expenses......................         1,226,335         1,743,208
  Current portion of capital lease obligations.........            93,178           146,762
                                                             ------------      ------------
     Total current liabilities.........................         9,274,043         9,502,035

Long-term debt.........................................         2,049,221           845,939
Capital lease obligations, less current portion........                --            93,178
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
    5,000,000 shares authorized; no shares outstanding                 --                --
  Common stock, $.001 par value:
    20,000,000 shares authorized; 8,632,225 and
    8,611,376 shares issued and outstanding in 1998
    and 1997, respectively.............................        35,009,368        34,860,237

  Accumulated deficit..................................       (27,514,682)      (16,338,949)
  Deferred compensation................................               --            (16,671)
                                                             ------------      ------------
    Total stockholders' equity.........................         7,494,686        18,504,617
                                                             ------------      ------------
Total liabilities and stockholders' equity.............      $ 18,817,950      $ 28,945,769
                                                             ============      ============




                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED DECEMBER 31,
                                                                   1998            1997             1996
                                                              -------------    ------------     ------------
Revenues:
  Collaborative agreements ...............................    $  5,100,000     $ 18,900,000     $ 16,600,000

Operating expenses:
  Research and development ...............................      10,463,573       11,561,849       11,181,468
  General and administrative .............................       6,548,833        7,201,553        3,806,858
                                                              ------------     ------------     ------------
     Total operating expenses ............................      17,012,406       18,763,402       14,988,326
                                                              ------------     ------------     ------------

Operating income (loss) ..................................     (11,912,406)         136,598        1,611,674

Other income (expense):
  Interest income ........................................         970,146        1,093,149          832,936
  Interest expense .......................................        (231,024)        (128,468)        (212,465)
                                                              ------------     ------------     ------------
Income (loss) before income taxes ........................     (11,173,284)       1,101,279        2,232,145
Income taxes .............................................            --             90,000          510,000
                                                              ------------     ------------     ------------
Net income (loss) ........................................    $(11,173,284)    $  1,011,279     $  1,722,145
                                                              ============     ============     ============

Net income (loss) per share:
   Basic .................................................    $      (1.30)    $       0.12     $       0.20
   Diluted ...............................................    $      (1.30)    $       0.11     $       0.19

Shares used in calculation of net income (loss) per share:
   Basic .................................................       8,621,759        8,565,279        8,481,084
   Diluted ...............................................       8,621,759        9,580,240        9,063,744






                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                               COMMON STOCK             ACCUMULATED       DEFERRED
                                           SHARES         AMOUNT          DEFICIT       COMPENSATION          TOTAL
                                        ----------     -----------     ------------     ------------     ------------
Balance at December 31, 1995......       8,448,082     $30,106,638     $(19,066,414)     $  (92,929)     $ 10,947,295
  Issuance of common stock........          82,829         168,377               --              --           168,377
  Proceeds from issuance of
  warrants........................              --       4,000,000               --              --         4,000,000
  Net income......................              --              --        1,722,145              --         1,722,145
  Amortization of deferred
  compensation....................              --              --               --          50,538            50,538
  Unrealized losses on marketable
  securities......................              --              --          (11,105)             --           (11,105)
                                        ----------     -----------     ------------      ----------      ------------
Balance at December 31, 1996......       8,530,911      34,275,015      (17,355,374)        (42,391)       16,877,250
  Issuance of common stock........          80,465         585,222               --              --           585,222
  Net income......................              --              --        1,011,279              --         1,011,279
  Amortization of deferred                      --              --               --          25,720            25,720
  compensation....................
  Unrealized gains on marketable
  securities......................              --              --            5,146              --             5,146
                                        ----------     -----------     ------------      ----------      ------------
Balance at December 31, 1997......       8,611,376      34,860,237      (16,338,949)        (16,671)       18,504,617
  Issuance of common stock........          20,849         149,131               --              --           149,131
  Net loss........................              --              --      (11,173,284)             --       (11,173,284)
  Amortization of deferred
  compensation....................              --              --               --          16,671            16,671
  Unrealized losses on marketable
  securities......................              --              --           (2,449)             --            (2,449)
                                        ----------     -----------     ------------      ----------      ------------
Balance at December 31, 1998......       8,632,225     $35,009,368     $(27,514,682)     $       --      $  7,494,686
                                        ==========     ===========     ============      ==========      ============







                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED DECEMBER 31,
                                                               1998            1997             1996
                                                          ------------     ------------     ------------
OPERATING ACTIVITIES:
Net income (loss) ....................................    $(11,173,284)    $  1,011,279     $  1,722,145
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ....................         831,188          619,268          471,636
    Amortization of Discount on marketable
    securities .......................................          (5,571)         (24,815)         (11,105)
    Realized (gains) losses on marketable
    securities .......................................         (13,952)          21,383               --
    Loss on asset retirements ........................              --               --           53,958
Changes in operating assets and liabilities:
  Other current assets ...............................         220,952         (177,359)        (160,703)
  Accounts payable and accrued expenses ..............         342,465          408,259          749,199
  Accrued clinical trial expenses ....................        (516,873)         529,645         (355,429)
  Deferred revenue ...................................              --       (1,000,000)       1,000,000
                                                          ------------     ------------     ------------
Net cash provided by (used in) operating activities ..     (10,315,075)       1,387,660        3,469,701

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold
  improvements .......................................        (523,870)      (1,159,782)        (520,470)
Purchases of marketable securities ...................     (28,308,701)     (36,802,059)     (74,256,557)
Proceeds from sales of marketable securities .........      24,600,104       22,144,047       62,529,763
Proceeds from maturities of marketable securities ....      13,292,590       11,243,205        6,396,857
                                                          ------------     ------------     ------------
Net cash provided by (used in) investing activities ..       9,060,123       (4,574,589)      (5,850,407)

FINANCING ACTIVITIES:
Proceeds from line of credit borrowings ..............      20,000,000       20,000,000       21,400,000
Repayment of line of credit borrowings ...............     (20,000,000)     (20,000,000)     (21,400,000)
Proceeds from long-term debt .........................       1,203,282          845,939             --
Repayment of capital lease obligations ...............        (146,762)        (227,620)        (207,676)
Proceeds from issuance of common stock and warrants ..         149,131          585,222        4,168,377
                                                          ------------     ------------     ------------
Net cash provided by financing activities ............       1,205,651        1,203,541        3,960,701
                                                          ------------     ------------     ------------
Change in cash and equivalents for the period ........         (49,301)      (1,983,388)       1,579,995
Cash and equivalents at beginning of period ..........       5,253,227        7,236,615        5,656,620
                                                          ------------     ------------     ------------
Cash and equivalents at end of period ................       5,203,926        5,253,227        7,236,615
Marketable securities at end of period ...............      11,750,916       21,317,835       17,894,450
                                                          ------------     ------------     ------------
  TOTAL CASH, CASH EQUIVALENTS AND MARKETABLE
    SECURITIES .......................................    $ 16,954,842     $ 26,571,062     $ 25,131,065
                                                          ============     ============     ============

Supplemental cash flow information:
     Interest paid ...................................    $     64,531     $    127,770     $    198,934
     Income taxes paid ...............................    $      7,500     $     55,272     $    460,000


                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SONUS Pharmaceuticals, Inc. (the "Company") is engaged in the research, development and commercialization of proprietary ultrasound contrast agents and drug delivery systems based on its proprietary technology. The Company's products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions.

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

REVENUES FROM COLLABORATIVE AGREEMENTS

    Payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received which have not met the appropriate revenue recognition criteria are recorded as deferred revenue.

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

PER SHARE DATA

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")." In accordance with this statement, the Company has presented both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications were made to the 1997 and 1996 financial statements to conform with the 1998 presentation. The reclassifications do not affect net income, stockholders' equity or cash flows as previously reported.

2.  MARKETABLE SECURITIES

    Marketable securities consist of the following at December 31, 1998 and 1997:

                                                    UNREALIZED      UNREALIZED
1998:                                  COST           GAINS           LOSSES         FAIR VALUE
                                  ------------    ------------     ------------     ------------
U.S. Government Obligations ..    $  3,260,271    $      3,219     $       (208)    $  3,263,282
Corporate Debt Securities
(principally commercial paper)       8,493,094           1,099           (6,559)       8,487,634
                                  ------------    ------------     ------------     ------------
                                  $ 11,753,365    $      4,318     $     (6,767)    $ 11,750,916
                                  ============    ============     ============     ============
1997:

U.S. Government Obligations ..    $  3,137,012    $        287     $       (249)    $  3,137,050
Corporate Debt Securities
(principally commercial paper)      18,175,677           5,308             (200)      18,180,785
                                  ------------    ------------     ------------     ------------
                                  $ 21,312,689    $      5,595     $       (449)    $ 21,317,835
                                  ============    ============     ============     ============

    The realized gains on sales of available-for-sale securities were $14,000 and $29,000 in 1998 and 1997, respectively. The realized losses on sales of available for sale securities were $0 and $50,000 in 1998 and 1997, respectively. There were no realized gains or losses in 1996. All marketable securities at December 31, 1998 and 1997 mature within one year.

3.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

    Equipment, furniture and leasehold improvements consist of the following:

                                                                             1998          1997
                                                                          ----------    ----------
Laboratory equipment .................................................    $2,183,489    $1,755,770
Office furniture and equipment .......................................     1,031,327       970,465
Leasehold improvements ...............................................       782,060       746,771
                                                                          ----------    ----------
                                                                           3,996,876     3,473,006
Less accumulated depreciation and amortization .......................     2,552,786     1,738,269
                                                                          ----------    ----------
                                                                          $1,444,090    $1,734,737
                                                                          ==========    ==========

    Depreciation expense was $814,517, $593,548 and $421,098 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. DEBT

    The Company has a Loan Agreement with Silicon Valley Bank which provides for a $5.0 million revolving line of credit facility. Borrowings bear interest at the prime rate plus 1.0% per annum (8.75% at December 31, 1998). At December 31, 1998 and December 31, 1997, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 1999 and is secured by the tangible assets of the Company. The Company is required to maintain a minimum balance of cash and marketable securities in order to borrow under the line of credit.

    Prior to 1996, substantially all of the Company's equipment and furniture was financed through a capital lease agreement. In the aggregate, the Company has borrowed approximately $1.4 million under the lease agreement. The obligations bear interest at rates ranging from 15.8% to 17.0%, with principal and interest payable monthly at approximately $7,100 per month.

Future minimum payments under these leases are as follows:

        1999.................................................         $  101,420
        Less amounts representing interest...................              8,242
                                                                      ----------
        Present value of minimum lease payments..............         $   93,178
                                                                      ==========

    Abbott Laboratories ("Abbott") has agreed to fund certain clinical trials of the Company in accordance with the Company's collaborative agreements with Abbott (see Note 5). Of the total funding, 50% is to be paid back to Abbott within five years of the receipt of funds, plus accrued interest, in either cash or exchange for common stock of the Company at the then fair market value. The Company received funding of $2.1 million and $1.7 million in 1998 and 1997, respectively, from Abbott for reimbursement of certain clinical trial costs. The obligation to Abbott, representing 50% of total funding and reported as long-term debt, bears interest at the prime rate plus 1% per annum (8.75% at December 31, 1998). The balance including interest was $2,049,221 and $845,939 as of December 31, 1998 and 1997, respectively.

5.  COLLABORATIVE AGREEMENTS

      In May 1996, the Company formed a strategic alliance with Abbott for the marketing and selling of ultrasound contrast agents in the U.S., including the Company's initial product, EchoGen. The Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for manufacturing and U.S. marketing and sales. Under the agreement, Abbott has agreed to pay the Company $31.0 million in license and milestone payments, of which the Company had received $23.0 million as of December 31, 1998. The remaining payments are conditioned upon the achievement of specified milestones. After the U.S. Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, the Company will receive 47% of EchoGen sales in the U.S. -- a portion of which the Company must use to fund its responsibilities under the agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott paid $4.0 million in 1996 for five year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

      In October 1996, the Company expanded its strategic alliance with Abbott by signing a second agreement for EchoGen that extends Abbott's licensed territory to include: Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific Rim countries. Under the agreement, Abbott has agreed to pay the Company $34.6 million in payments conditioned upon the achievement of certain regulatory and commercialization milestones (of which $12.6 million may be offset against future royalty payments). As of December 31, 1998, the Company had received $12.6 million under the agreement of which $5.6 million is creditable against future royalties. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen in the countries of the territory, 10 years from the date of the agreement, or the introduction of a generic equivalent by a third party.

      In January 1999, the Company amended its strategic alliance agreements with Abbott for both the U.S. and international territories. The amendments redefine future milestone payments under the agreements. Under the amended agreements, there are $30.0 million of potential milestone payments remaining, of which $9.55 million are conditioned upon the approval and first shipment of EchoGen echocardiography indications in the U.S. and Europe; $9.55 million for approval and first shipment of EchoGen radiology indications in the U.S. and Europe; and $10.9 million conditioned upon achievement of annual sales targets in Abbott's international territory. The amendments allow the Company to request prepayment of radiology milestone payments in exchange for the issuance of common stock of the Company at the then fair market value. The amendments also reduce the royalty rates on sales of EchoGen by Abbott in its international territory that range, based on a combination of factors, from 24% to 42%.

    In March 1995, the Company granted Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), exclusive marketing and distribution rights to EchoGen in Japan and in certain other countries in the Pacific Rim. In November 1998, the Company and Daiichi terminated the licensing agreement and the Company has no further obligation under the agreement. As of the date of termination, Daiichi paid the Company option, license and milestone fees totaling $12.8 million.

6.  INCOME TAXES

    Income tax expense consists of the following:

                        1998        1997        1996
                     ---------    --------    --------
Federal - current    $    --      $ 50,000    $ 50,000
Foreign - current         --        40,000     460,000
                     ---------    --------    --------
Total ...........    $    --      $ 90,000    $510,000
                     =========    ========    ========

    The Company's foreign income tax expense in 1997 and 1996 is for withholding taxes paid in Japan relating to the collaborative payments made by Daiichi (see
Note 5).

    A reconciliation of the Federal Statutory tax rate of 34% to the Company's effective income tax rate follows:

                                                         1998       1997        1996
                                                       --------    -------     ------
Statutory tax rate ................................       34.00%     34.00%     34.00%
Utilization of net operating loss carryforwards....          --     (35.91)    (34.19)
Change in valuation allowance......................      (34.20)        --         --
Permanent differences .............................        0.20       1.91       0.19
Federal tax expense (AMT) .........................          --       4.54       2.24
Foreign tax expense ...............................          --       3.63      20.61
                                                       --------    -------     ------
Effective tax rate ................................          --%      8.17%     22.85%
                                                       ========    =======     ======

    Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                         1998             1997
                                                     ------------     ------------
Deferred tax assets:

  Federal net operating loss carryforwards ......    $  8,745,000     $  5,049,000
  Accrued expenses ..............................         139,000          197,000
  Research and development credits ..............       1,212,000          983,000
  Foreign tax credits ...........................       1,183,000        1,183,000
  Book in excess of tax depreciation expense ....          87,000               --
  Deferred compensation                                        --            6,000
                                                     ------------     ------------
Total deferred tax assets .......................      11,366,000        7,418,000

Deferred tax liabilities:

  Tax in excess of book depreciation expense ....              --          (14,000)
                                                     ------------     ------------
Gross deferred tax assets .......................      11,366,000        7,404,000
  Valuation allowance for net deferred tax assets     (11,366,000)      (7,404,000)
                                                     ------------     ------------
Net deferred tax assets .........................    $         --     $         --
                                                     ============     ============

    Due to the uncertainty of the Company's ability to generate taxable income to realize its net deferred tax assets at December 31, 1998 and 1997, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance for deferred tax assets increased $3,962,000 and $45,000 for the years ended December 31, 1998 and 1997, respectively.

    At December 31, 1998 the Company has federal net operating loss carryforwards of approximately $25,720,000 for income tax reporting purposes and research and development tax credit carryforwards of approximately $1,212,000. The federal operating loss carryforwards and research and development credits begin to expire in 2006.

    The initial public offering of common stock by the Company caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards before utilization.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

    At December 31, 1998, the Company had remaining reserved shares of common stock for the following purposes:

        Stock option plans......................... 1,547,246
        Warrants...................................   777,278
        Other stock options........................    76,335
        Employee stock purchase plan...............    23,918
                                                    ---------
             Total reserved shares................. 2,424,777
                                                    =========

STOCK OPTION PLANS

    The Company has adopted two plans which provide for the granting of incentive and nonqualified stock options. As of December 31, 1998, 1,900,000 shares have been reserved for issuance under the employee plan and 122,137 shares reserved under the director plan. As of December 31, 1998, there were 388,825 shares available for future grant under the plans. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director options are fully vested at the date of grant. All options expire 10 years from the date of grant.

A summary of activity related to the Company's stock option plans follows:


                                                              EXERCISE
                                               SHARES          PRICE
                                             ---------    ---------------
Balance, December 31, 1995 .............       200,016    $  .07 --  8.19
  Granted ..............................       649,955     13.00 -- 23.00
  Exercised ............................       (68,766)      .07 --  7.86
  Canceled .............................       (34,276)      .07 -- 20.00
                                             ---------
Balance, December 31, 1996 .............       746,929       .07 -- 23.00
  Granted ..............................       287,802     24.13 -- 44.00
  Exercised ............................       (51,484)      .20 -- 23.00
  Canceled .............................       (14,663)      .20 -- 40.13
                                             ---------
Balance, December 31, 1997 .............       968,584       .07 -- 44.00
  Granted ..............................       823,215      6.25 -- 38.63
  Exercised ............................       (11,765)      .07 -- 24.13
  Canceled .............................      (545,278)     3.93 -- 44.00
                                             ---------
Balance, December 31, 1998 .............     1,234,756       .20 -- 44.00
                                             =========

Options exercisable at December 31, 1998       757,775     $ .20 -- 44.00
                                             =========


    In 1998, the Company repriced 444,691 outstanding stock options for non-officer employees from a weighted average exercise price of $18.90 to $6.25. The options are included in granted and canceled in the table above.

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                       WEIGHTED          WEIGHTED                     WEIGHTED
   RANGE OF                             AVERAGE          AVERAGE                      AVERAGE
   EXERCISE           NUMBER           REMAINING         EXERCISE       OPTIONS      EXERCISE
    PRICES         OUTSTANDING     CONTRACTUAL LIFE       PRICE       EXERCISABLE      PRICE
----------------  -------------    ----------------   ------------   ------------   ----------
 $ 0.20-$ 8.19       510,601          8.47 years         $ 6.02         155,171       $ 4.86
 $ 8.25-$20.50       585,542          7.26 years         $13.75         536,177       $13.87
 $24.13-$44.00       138,613          8.45 years         $32.62          66,427       $32.47

    For total options outstanding as of December 31, 1998, the weighted average exercise price and weighted average remaining contractual life was $12.67 and
7.89 years, respectively.

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

    Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the pro forma amounts for net income (loss) and associated basic net income (loss) per share amounts would have been $(13.5) million or $(1.57) per share, $(1.0) million or $(0.11) per share and $0.3 million or $0.03 per share for the years ended December 31, 1998,

1997 and 1996, respectively. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include an estimated option life of one to four years, expected stock price volatility ranging from .576 to .659, a dividend yield of 0.0% and a risk-free interest rate at the grant date ranging from 4.43% to 7.70%. The weighted average fair value per share of options granted during 1998, 1997 and 1996 was $4.27, $14.91 and $6.72, respectively.

STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 9,698, 4,012 and 6,111 in 1998, 1997 and 1996, respectively. At
December 31, 1998, 23,918 shares were reserved for future purchases by employees under the plan.

WARRANTS

    In connection with the Abbott Agreement signed in May 1996, Abbott purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock. The warrants are exercisable for five years at $16.00 per share.

    In connection with a bridge financing in 1994 and 1995, the Company issued warrants to purchase an aggregate of 303,590 shares of common stock at exercise prices ranging from $5.24 to $7.05 per share. The warrants expire at various times through July 2000, as of December 31, 1998, 7,883 warrants had expired. No warrants were exercised in 1998. 26,114 and 5,361 warrants were exercised in 1997 and 1996, respectively.

    In connection with the deferral of the payment of reimbursements related to the relocation of the Company's executive offices, in November 1994 the Company issued warrants to purchase an aggregate of 17,949 shares of common stock to certain employees at an exercise price of $6.55 per share. No warrants were exercised in 1998. 2,315 and 2,588 warrants were exercised in 1997 and 1996, respectively.

    As of December 31, 1998, a total of 777,278 warrants were outstanding.

OTHER OPTIONS

    In September 1994, the Board of Directors granted an option, expiring in 2004, to purchase 76,335 shares of common stock to the Company's Chief Executive Officer. The option is exercisable at $0.66 per share. In connection with the grant, the Company recorded deferred compensation of $50,000, representing the excess of the deemed fair value for financial reporting purposes of the common stock issuable over the exercise price, which was amortized over the vesting period of the option.

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

8.  EARNINGS PER SHARE (EPS)

    A reconciliation between basic and diluted EPS follows:

                                                            1998             1997            1996
                                                         ------------     -----------    -----------
BASIC EARNINGS PER SHARE:

  Net income (loss).................................     $(11,173,284)    $ 1,011,279    $ 1,722,145
  Weighted average common shares....................        8,621,759       8,565,658      8,481,084
     Basic EPS .....................................     $      (1.30)    $      0.12    $      0.20

DILUTED EARNINGS PER SHARE:

  Net income (loss).................................     $(11,173,284)    $ 1,011,279    $ 1,722,145
  Weighted average common shares ...................        8,621,759       8,565,658      8,481,084
  Dilutive potential common shares .................               --       1,014,582        582,660
                                                         ------------     -----------    -----------
  Total shares .....................................        8,621,759       9,580,240      9,063,744
                                                         ============     ===========    ===========
     Diluted EPS ...................................     $      (1.30)    $      1.11    $      0.19

9.  COMMITMENTS AND CONTINGENCIES

    The Company has leased office space and equipment under two operating lease agreements which expire in April 2002 and April 2003, respectively. Under the office lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the premises. Future minimum lease payments under these leases are as follows:

       1999....................................................        $  614,391
       2000....................................................           584,730
       2001....................................................           612,684
       2002....................................................           186,726
       2003....................................................            13,878
                                                                       ----------
                                                                       $2,012,409
                                                                       ==========


    Rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $564,000, $458,000 and $340,000, respectively.

    In May 1993, the Company entered into a manufacturing and supply agreement with Abbott. In the event that EchoGen is approved by the FDA, the Company is obligated to purchase certain minimum quantities of materials from Abbott or make cash payments for the shortages from the predetermined purchase level over a five-year period.

    In March 1998, the Company entered into a commercial supply agreement for certain medical grade raw materials for the Company's initial product in the U.S., EchoGen. In the event that EchoGen is approved by the FDA, the Company is obligated to purchase certain minimum quantities of the material over a five-year period.

10.  LEGAL PROCEEDINGS

      In January 1998, the Company announced that it had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt, Inc. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by the Company are invalid and not infringed, and that the Company has made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. The Company does not believe there is any merit to these counterclaims and intends to defend its position vigorously. A trial date has been set for this lawsuit in February 2000. In October 1998, the court granted the Company's motion to stay the litigation until the U.S. Patent and Trademark Office ("PTO") had completed its re-examination of the patents in this lawsuit (see below). The stay was lifted in January 1999.

      Four separate re-examination proceedings directed to the two SONUS patents at issue in the patent infringement lawsuit, U.S. 5,558,094 (`094) and U.S. 5,573,751 (`751) were initiated by the PTO beginning in July 1997 at the request of MBI. In December 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original `094 and `751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process.

      In August 1998, various class action complaints were filed against the Company in the Superior Court of Washington and in the U.S. District Court for the Western District of Washington against the Company and certain of its officers and directors, alleging violations of Washington State and U.S. securities laws. The Company has moved to dismiss and stay the State court action and expects to move to dismiss the federal actions once a consolidated complaint is filed. The Company does not believe there is any merit to the claims in these actions and intends to defend its position vigorously.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

      In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income, defined as net income
(loss) plus other comprehensive income. For the years ended December 31, 1998 and 1997, the total of other comprehensive income, consisting of unrealized gains and losses on marketable securities, was not material.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders entitled "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders entitled "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders entitled "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

            The financial statements filed as a part of this Report are listed on the "Index to Financial Statements" on Page 31.

        (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        (3) Exhibits

                                INDEX TO EXHIBITS

  EXHIBIT NO.                         DESCRIPTION                           LOCATION
  -----------    -----------------------------------------------------      --------
      3.2        Amended and Restated  Certificate of Incorporation of             *
                 the Company.

      3.4        Amended and Restated Bylaws of the Company.                       *

      4.1        Specimen Certificate of Common Stock.                             *

      4.2        Rights  Agreement,  dated  as  of  August  23,  1996,           ***
                 between the Company and U.S. Stock Transfer Corporation.

     10.1        SONUS  Pharmaceuticals,  Inc. Incentive Stock Option,             *
                 Nonqualified Stock Option and  Restricted  Stock  Purchase
                 Plan -- 1991 (the "1991 Plan"), as amended.

     10.2        Form of Incentive Stock Option  Agreement  pertaining             *
                 to the 1991 Plan.

     10.3        Form of Nonqualified Stock Option Agreement pertaining to         *
                 the 1991 Plan.

     10.4        Form of Restricted Stock Purchase Agreement pertaining to the     *
                 1991 Plan.

     10.5        SONUS  Pharmaceuticals,  Inc.  1995 Stock Option Plan             *
                 for Directors (the "Director Plan").

     10.6        Form of  Stock  Option  Agreement  pertaining  to the             *
                 Director Plan.

     10.12       License Agreement dated as of March 31, 1995 by and               *
                 between the Company and Daiichi Company (portions omitted
                 pursuant to Rule 406 of the Securities Act of 1933,
                 as amended (the "1933 Act")).

     10.14       Contrast Agent Development and Supply Agreement                   *
                 dated May 6, 1993 by and between  the Company and Abbott
                 Laboratories, Inc. (portions omitted pursuant to Rule 406
                 of the 1933 Act).

     10.14A      Amendment to Contrast Agent Development and Supply                *
                 Agreement dated August 22, 1995 by and between the Company and Abbott Laboratories, Inc. (portions omitted pursuant to
                 Rule 406 of the 1933 Act).

     10.18       Lease Agreement dated January 17, 1994 between the                *
                 Company and WRC Properties, Inc.

     10.18A      Amendment 2 dated October 28, 1997 to Lease Agreement dated       +
                 January 17, 1994

     10.18B      Amendment 3 dated October 15, 1998 to Lease Agreement dated       +
                 January 17, 1994

     10.19       Form of Indemnification Agreement for Officers and                *
                 Directors of the Company.

  EXHIBIT NO.                         DESCRIPTION                           LOCATION
  -----------    -----------------------------------------------------      --------
     10.21       Loan and Security  Agreement dated August 11, 1995 by             *
                 and between the Company and Silicon Valley Bank.

     10.21A      Loan Modification  Agreement dated September 10, 1997             +
                 to Loan and Security Agreement by and between the Company
                 and Silicon Valley Bank.

     10.21B      Loan Modification  Agreement dated August 31, 1998 to Loan        +
                 and Security Agreement by and between the Company and Silicon
                 Valley Bank.

     10.22       SONUS Pharmaceuticals, Inc. Employee Stock Purchase Plan.        **

     10.24       Employment Agreement, effective as of January 16, 1996,           #
                 by and between the Company and Steven C. Quay,  M.D.,
                 Ph.D.

     10.25       Agreement between Abbott Laboratories, Inc. and the              ##
                 Company, dated May 14, 1996 (portions omitted pursuant to
                 Rule 24b-2).

     10.26       Third Amended and Restated Registration Rights Agreement        ###
                 dated as of May 15, 1996.

     10.28       International License Agreement, dated October 1,              ####
                 1996, by and between Abbott Laboratories, Inc. and the
                 Company (portions omitted pursuant to Rule 24b-2).

     10.29       Commercial Supply Agreement dated March 6, 1998                  ++

     10.30       Change in Control Agreement for Steven C. Quay                 ****

     10.31       Change in Control Agreement for Michael Martino                ****

     10.32       Change in Control Agreement for Gregory Sessler                ****

     10.33       First Amendment to Agreement by and between Abbott             ++++
                 Laboratories and SONUS Pharmaceuticals, Inc. dated
                 January 31, 1999.

     10.34       First Amendment to  International License Agreement            ++++
                 by and between Abbott International,  Ltd. And SONUS
                 Pharmaceuticals,  Inc. dated January 31, 1999.

     10.35       Securities Purchase Agreement between Abbott                   ++++
                 Laboratories and SONUS Pharmaceuticals, Inc. dated
                 January 31, 1999.

     23.1        Consent of Ernst & Young LLP, Independent Auditors                +

     24.1 Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

     27.1        Financial Data Schedule.                                          +

     27.1A       Restated Financial Data Schedule - First Quarter 1997           +++

     27.1B       Restated Financial Data Schedule - Second Quarter 1997          +++

     27.2A       Restated Financial Data Schedule - 1996 Annual Report           +++
                 filed on Form 10-K

     99.1        Press Release dated February 1, 1999.                          ++++

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     10.1        1991 Plan.                                                        *

     10.2        Form of Incentive Stock Option Agreement pertaining to            *
                 the 1991 Plan.

     10.3 Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan

     10.4        Form of Restricted Stock Purchase Agreement pertaining to         *
                 the 1991 Plan.

     10.5        Director Plan.                                                    *

     10.6        Form of Stock Option Agreement pertaining to the                  *
                 Director Plan.

     10.22       SONUS Pharmaceuticals, Inc. Employee Stock Purchase              **
                 Plan.

     10.24       Employment Agreement, effective as of January 16, 1996,           #
                 by and between the Company and Steven C. Quay, M.D., Ph.D.

  EXHIBIT NO.                         DESCRIPTION                           LOCATION
  -----------    -----------------------------------------------------      --------
     10.30      Change in Control Agreement for Steven C. Quay                  ****

     10.31      Change in Control Agreement for Michael Martino                 ****

     10.32      Change in Control Agreement for Gregory Sessler                 ****

-------------

* Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-96112.

** Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8, Registration No. 33-80623.

*** Incorporated by reference to the Company's Registration Statement on Form 8-A, dated August 23, 1996.

**** Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

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

+       Filed herewith

++ Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

+++ Incorporated by reference to the referenced exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

++++ Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated February 3, 1999.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

    EchoGen(R) is a registered trademark and PhaseShift(TM) is a trademark of SONUS Pharmaceuticals, Inc.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 25, 1999.

                                        SONUS  PHARMACEUTICALS,  INC.

Dated: March 25, 1999                   By: /s/ Steven C. Quay, M.D., Ph.D.
                                            ------------------------------------
                                        Steven C. Quay, M.D., Ph.D.
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Secretary

    We, the undersigned directors and officers of SONUS Pharmaceuticals, Inc., do hereby constitute and appoint Steven C. Quay, M.D., Ph.D., Michael A. Martino and Gregory Sessler, or any of them, our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Quay, M.D., Ph.D.            Chairman of the Board,             March 25, 1999
---------------------------------------    Chief Executive Officer
Steven C. Quay, M.D., Ph.D.                and Secretary
                                           (Principal Executive Officer)

/s/ Gregory Sessler                        Chief Financial Officer            March 25, 1999
---------------------------------------    (Principal Financial and
Gregory Sessler                             Accounting Officer)

/s/ George W. Dunbar, Jr.                  Director                           March 25, 1999
---------------------------------------
George W. Dunbar, Jr.

/s/ Christopher S. Henney, Ph.D., D.Sc.    Director                           March 25, 1999
---------------------------------------
Christopher S. Henney, Ph.D., D.Sc.

/s/ Robert E. Ivy                          Director                           March 25, 1999
---------------------------------------
Robert E. Ivy

/s/ Michael A. Martino                     President, Chief Operating Officer      March 25, 1999
---------------------------------------    and Director
Michael A. Martino

/s/ Dwight Winstead                        Director                                March 25, 1999
---------------------------------------
Dwight Winstead