Form 10-Q
period 1999-03-31
SONUS PHARMACEUTICALS INC
filed 1999-05-13
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                                Outstanding at April 30, 1999
 -----------------------------                   -----------------------------
 Common Stock, $.001 par value                             8,639,659

                               Page 1 of 14 Pages
                        Exhibit Index appears on Page 12


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998               3

               Statements of Operations (unaudited) for the three months ended
                    March 31, 1999 and March 31, 1998 ..............................               4

               Statements of Cash Flow (unaudited) for the three months ended
                    March 31, 1999 and March 31, 1998 ..............................               5

               Notes to Financial Statements .......................................               6


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................................               8

       Item 3. Market Risk .........................................................              10

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings ...................................................              11

       Item 4. Submission of Matters to a Vote of Security Holders .................              11

       Item 6. Exhibits and Reports on Form 8-K ....................................              12

       Items 2, 3 and 5 are not applicable and therefore have been omitted.

SIGNATURES .........................................................................              14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                           MARCH 31,                DECEMBER 31,
                                                                             1999                       1998
                                                                         ------------               ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities .......              $ 15,695,202               $ 16,954,842
   Other current assets ...................................                   280,129                    419,018
                                                                         ------------               ------------

      Total current assets ................................                15,975,331                 17,373,860

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $2,755,880 and $2,552,786 ..                 1,266,459                  1,444,090
                                                                         ------------               ------------

Total assets ..............................................              $ 17,241,790               $ 18,817,950
                                                                         ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ....................................              $  5,000,000               $  5,000,000
   Accounts payable and accrued expenses ..................                 2,949,277                  2,954,530
   Accrued clinical trial expenses ........................                   990,393                  1,226,335
   Capital lease obligations ..............................                    75,217                     93,178
                                                                         ------------               ------------

      Total current liabilities ...........................                 9,014,887                  9,274,043

Long-term debt ............................................                 2,089,925                  2,049,221
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding                        --                         --
    Common stock; $.001 par value;
      20,000,000 shares authorized; 8,638,657 and 8,632,225
      shares issues and outstanding at March 31, 1999 and
      December 31, 1998, respectively .....................                35,039,972                 35,009,368
   Accumulated deficit ....................................               (28,902,994)               (27,514,682)
                                                                         ------------               ------------
      Total stockholders' equity ..........................                 6,136,978                  7,494,686
                                                                         ------------               ------------

Total liabilities and stockholders' equity ................              $ 17,241,790               $ 18,817,950
                                                                         ============               ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------
                                                                           1999                      1998
                                                                        -----------               -----------
Revenues:
   Collaborative agreements ..............................              $ 1,700,000               $ 1,700,000

Operating expenses:
   Research and development ..............................                1,489,881                 3,550,056
   General and administrative ............................                1,710,637                 1,656,574
                                                                        -----------               -----------

Total operating expenses .................................                3,200,518                 5,206,630
                                                                        -----------               -----------

Operating loss ...........................................               (1,500,518)               (3,506,630)

Other income (expense):
   Interest income .......................................                  168,516                   294,051
   Interest expense ......................................                  (49,235)                  (54,113)
                                                                        -----------               -----------

Net loss .................................................              $(1,381,237)              $(3,266,692)
                                                                        ===========               ===========

Basic and diluted net loss per share .....................              $     (0.16)              $     (0.38)

Shares used in computation of basic and diluted
   net loss per share ....................................                8,633,333                 8,612,923



                             See accompanying notes.

                                 SONUS PHARMACEUTICALS, INC.
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------------
                                                                                1999                       1998
                                                                            ------------               ------------
OPERATING ACTIVITIES:
Net loss .........................................................          $ (1,381,237)              $ (3,266,692)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .................................               203,094                    204,072
   Amortization of premium (discount) on marketable securities ...                   954                    (10,903)
   Realized gain on marketable securities ........................                (2,578)                    (6,533)
   Changes in operating assets and liabilities:
      Other current assets .......................................               138,890                     54,554
      Accounts payable and accrued expenses ......................                (5,253)                  (311,065)
      Accrued clinical trial expenses ............................              (235,942)                    58,880
                                                                            ------------               ------------
Net cash used in operating activities ............................            (1,282,072)                (3,277,687)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements .....               (25,463)                  (213,979)
Purchases of marketable securities ...............................            (6,416,425)               (10,663,563)
Proceeds from sale of marketable securities ......................             5,959,925                 13,041,869
Proceeds from maturities of marketable securities ................             1,249,968                    486,048
                                                                            ------------               ------------
Net cash provided by investing activities ........................               768,005                  2,650,375


FINANCING ACTIVITIES:
Proceeds from bank line of credit ................................             5,000,000                  5,000,000
Repayment of bank line of credit .................................            (5,000,000)                (5,000,000)
Increase in long-term debt .......................................                40,704                    482,872
Repayment of capitalized lease obligations .......................               (17,961)                   (34,240)
Proceeds from issuance of common stock and warrants ..............                30,603                     79,647
                                                                            ------------               ------------
Net cash provided by financing activities ........................                53,346                    528,279
                                                                            ------------               ------------

Decrease in cash and cash equivalents for the period .............              (460,721)                   (99,033)
Cash and cash equivalents at beginning of period .................             5,203,925                  5,253,227
                                                                            ------------               ------------
Cash and cash equivalents at end of period .......................             4,743,204                  5,154,194
Marketable securities at end of period ...........................            10,951,998                 18,466,433
                                                                            ------------               ------------
Total cash, cash equivalents and marketable securities ...........          $ 15,695,202               $ 23,620,627
                                                                            ============               ============

Supplemental cash flow information:
   Interest paid .................................................          $      9,531               $     17,097
   Income taxes paid .............................................          $         --               $      7,500



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

    The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 25, 1999.

2.   CONTINGENCIES

     In May 1993, the Company entered into a manufacturing and supply agreement with Abbott Laboratories ("Abbott"). In the event that EchoGen(R) (perflenapent injectable emulsion) is approved by the U.S. Food and Drug Administration ("FDA"), the Company is obligated to purchase certain minimum quantities of materials from Abbott or make cash payments for the shortages from the predetermined purchase level over a five-year period.

     In March 1998, the Company entered into a commercial supply agreement for certain medical grade raw materials for the Company's initial product in the U.S., EchoGen. In the event that EchoGen is approved by the FDA, the Company is obligated to purchase certain minimum quantities of the material over a five-year period.

     The Company is also party to certain litigation related to its business. While it is not feasible to predict the outcome of such pending litigation, management believes that ultimate resolution of these matters will not have a material adverse impact on the Company's future financial position and results of operations, see "Part II. Other Information;
Item 1. Legal Proceedings."

3.   SUBSEQUENT EVENT

     In April 1999, the Company received an "approvable letter" from the FDA for EchoGen. The FDA letter set forth the conditions that must be satisfied before final approval. The Company is investigating the information needed to meet the conditions. As part of the investigation process, the Company may have discussions with the FDA to clarify certain aspects of the letter and the information needed to meet the conditions. Based on information currently available, the Company believes it can provide a complete response to the conditions set forth in the FDA letter. The time that will be required to respond to the FDA is dependent upon the timing of discussions with the FDA and the time required to complete the Company's investigation. The Company currently expects to file a response by the end of the third quarter. No assurance can be given that the response can be filed by the Company in a timely manner or that the filing will adequately satisfy the conditions or that the FDA will ultimately approve the New Drug Application.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SONUS Pharmaceuticals, Inc. (the "Company") is engaged in the research, development and commercialization of proprietary ultrasound contrast agents and drug delivery systems based on its proprietary technology. The Company's products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. The Company has financed its research and development and clinical trials through payments received under agreements with its collaborative partners, private equity and debt financings, and an initial public offering ("IPO") of common stock completed in October 1995. Clinical trials of the Company's initial ultrasound contrast product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, the Company filed a New Drug Application ("NDA") with FDA for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

     In April 1999, the Company received an "approvable letter" from the FDA for EchoGen. The FDA letter set forth the conditions that must be satisfied before final approval. The Company is investigating the information needed to meet the conditions. As part of the investigation process, the Company may have discussions with the FDA to clarify certain aspects of the letter and the information needed to meet the conditions. Based on information currently available, the Company believes it can provide a complete response to the conditions set forth in the FDA letter. The time that will be required to respond to the FDA is dependent upon the timing of discussions with the FDA and the time required to complete the Company's investigation. The Company currently expects to file a response by the end of the third quarter. No assurance can be given that the response can be filed by the Company in a timely manner or that the filing will adequately satisfy the conditions or that the FDA will ultimately approve the NDA.

     In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). The Company and its marketing partner, Abbott Laboratories ("Abbott"), are preparing for the commercialization of EchoGen in the E.U. The Company is seeking approval of variances to its marketing license to bring the manufacturing process and specifications for European product in line with the process and specifications submitted for approval with the FDA in the U.S.
No assurance can be given that the variances to its marketing license will ultimately be approved.

     In 1996, the Company formed strategic alliances with Abbott for the marketing and selling of ultrasound contrast agents, including EchoGen, in the U.S. and certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the agreements, Abbott agreed to make certain payments to the Company, primarily conditioned upon the achievement of milestones, of which $37.3 million has been paid as of March 31, 1999, including $6.3 million of milestone payments creditable against future royalties. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of common stock of the Company. The warrants are exercisable over five years at $16.00 per share.

    In January 1999, the Company amended its strategic alliance agreements with Abbott for both the U.S. and international territories. The amendments redefine future milestone payments under the agreements. As of March 31, 1999, under the amended agreements there are $28.3 million of potential milestone payments remaining, of which $7.85 million are conditioned upon the approval and first shipment of EchoGen echocardiography indications in the U.S. and Europe; $9.55 million for approval and first shipment of EchoGen radiology indications in the U.S. and Europe; and $10.9 million conditioned upon achievement of annual sales targets in Abbott's international territory. The amendments allow the Company to request prepayment of radiology milestone payments in exchange for the issuance of common stock of the Company at the then fair market value. The amendments also reduced the royalty rates on sales of EchoGen by Abbott in its international territory that range, based on a combination of factors, from 24% to 42%. The U.S. royalty rate of 47% and the aggregate amount of U.S. and international milestone payments were not changed.

    The Company's results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors, the timing of milestone payments made by Abbott, the timing of regulatory approvals, the entering into additional product license agreements by the Company, and the timing and costs of the clinical trials conducted by the Company. Abbott can terminate the strategic alliance agreements on short notice, and there can be no assurance that the Company will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

    To date, the Company's reported revenues have been derived from payments received under collaborative agreements with third parties. Revenue received under collaborative agreements was $1.7 million for the first quarters of 1999 and 1998. All revenue during the first quarters of 1999 and 1998 represented payments under the Company's strategic alliance agreements with Abbott.

    Research and development expenses were $1.5 million for the first quarter of 1999 compared with $3.6 million for the same period of the prior year. The decrease was primarily due to a reduction in clinical trial activity when compared to the prior year period. General and administrative expenses were $1.7 million for the first quarters of 1999 and 1998.

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

    Interest income, net of interest expense, was $119,000 for the first quarter of 1999 compared to $240,000 for the same period of the prior year. The decrease was primarily due to the lower levels of invested cash during the first quarter of 1999 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations with payments from collaborative agreements, proceeds from equity financings and a bank line of credit. At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $15.7 million, compared to $17.0 million at December 31, 1998. The decrease was primarily due to cash used in operations in the first three months of 1999.

    The Company has a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At March 31, 1999 there was $5.0 million outstanding under the line of credit. The line of credit expires August 31, 1999 and is secured by the tangible assets of the Company. The Company is required to maintain certain minimum balances of cash with the bank in order to borrow under the line of credit. There can be no assurance that the line of credit will be renewed upon expiration or that the Company will be able to maintain the minimum balances necessary to borrow under the line.

    The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as the Company prepares for commercialization of EchoGen. Based on its current operating plan, the Company estimates that existing cash and marketable securities will be sufficient to meet its cash requirements through 1999. The Company intends to seek additional funding in 1999 through available means, which may include debt and/or equity financing or the licensing or sale of proprietary or marketing rights. There can be no assurance that financing will be available on acceptable terms, if at all. The Company's future capital requirements depend on many factors including the ability of the Company to obtain continued funding from third parties under collaborative agreements, the ability to maintain the Company's bank line of credit, the time and costs required to gain regulatory approvals, the progress of the Company's research and development programs, clinical trials, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the costs of marketing and distribution, the status of competing products, and the market acceptance and third-party reimbursement of the Company's products, if and when approved. There can be no assurance that regulatory approvals will be achieved or achieved in the near-term or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to existing stockholders. If the Company is unable to raise additional financing, the Company would be required to curtail or delay the development of its products and new product research and development.

MARKET RISK

    The market risk inherent in the Company's short-term investment portfolio and long-term debt represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 1999, the decline in the fair value of the investment portfolio and the increase in interest expense on the long-term debt would not be material. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

YEAR 2000 COMPLIANCE

    Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000. Failure to make such modifications could result in systems failures or miscalculations, causing a disruption of operations.

    The Company has undertaken an initial comprehensive review of its information technology computer systems and believes that the Year 2000 issue does not pose significant operational problems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. In addition, the Company is in the process of surveying significant vendors to determine any possible Year 2000 risks. If Year 2000 problems exist with these third parties, it could affect the ability of vendors to satisfy their obligations to the Company or for the Company to electronically communicate with such parties, which could have an adverse effect on the Company's business, financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

    This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to,
(i) the submission of applications for and the timing or likelihood of marketing approvals for one or more indications, (ii) market acceptance of the Company's products, (iii) the Company's anticipated future capital requirements and the terms of any capital financing, (iv) the progress and results of clinical trials, (v) the timing and amount of future milestone payments, product revenues and expenses; and (vi) the anticipated outcome or financial impact of litigation. While these statement made by the Company are based on management's current beliefs and judgement, they are subject to risks and uncertainties that could cause actual results to vary.

    In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: uncertainty of governmental regulatory requirements; lengthy approval process; unproven safety and efficacy; uncertainty of clinical trials; history of operating losses; uncertainty of future financial results; future capital requirements and uncertainty of additional funding; dependence on third parties for funding, clinical development and distribution; dependence on patents and proprietary rights; competition and risk of technological obsolescence; limited manufacturing experience; dependence on limited contract manufacturers and suppliers; lack of marketing and sales experience; limitations on third-party reimbursement; uncertainty of market acceptance; continued listing on the Nasdaq National Market; dependence on key employees; and shares eligible for future sale. There can be no assurance that the Company can meet the conditions set forth by the FDA in its "approvable letter" or any subsequent conditions in a timely manner, if at all, or that EchoGen will ultimately receive FDA approval.

ITEM 3. RESPONSE TO THIS ITEM IS INCLUDED IN "ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARKET RISK."

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

    In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against the Company and certain of its officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, the Company and the individual defendants moved to dismiss and stay the State Action. The parties have agreed to stay the State Action pending a determination by the federal district court as to whether the state law claims may be brought in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. The Company does not believe there is any merit to the claims in these actions and intends to defend its position vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on April 29, 1999. At the Annual Meeting there were six matters submitted to a vote of security holders. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Commission adopted pursuant thereto. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following six (6) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

        Nominee                               For           Abstain
        -------                               ---           -------
        Steven C. Quay, M.D., Ph.D.           7,508,084     164,694
        Michael A. Martino                    7,492,065     165,574
        George W. Dunbar, Jr.                 7,498,775     162,274
        Christopher S. Henney, Ph.D., D. Sc.  7,491,116     166,423
        Robert E. Ivy                         7,498,625     161,924
        Dwight Winstead                       7,509,254     162,824

2. Approval of an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan -- 1991 to increase the number of shares subject thereto by 300,000 to a total of 2,200,000:

        For: 3,295,195   Against: 1,266,261  Abstain: 50,077   Broker Non-votes: 3,061,245

3. Approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares subject thereto by 50,000 to a total of 100,000:

        For: 4,377,612   Against: 207,804    Abstain: 26,117   Broker Non-votes:  3,061,245

4. Approval of an amendment to the Company's 1995 Stock Option Plan for Directors to increase the number of shares subject thereto by 127,863 to a total of 250,000:

        For: 4,257,570   Against: 321,239    Abstain: 32,724   Broker Non-votes: 3,061,245

5. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by 10,000,000 shares to a total of 30,000,000:

        For: 7,271,983   Against: 356,913     Abstain: 43,032  Broker Non-votes:  850

6. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:

        For: 7,601,905   Against: 55,595     Abstain: 15,278

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               Number        Description
               ------        -----------
               3.2           Amended and Restated Certificate of Incorporation of the
                             Company (Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1,
                             Reg. No. 33-96112)
               3.3           Certificate of Amendment of Certificate of Incorporation
               10.25         Employment Agreement, effective February 11, 1999, by and
                             between the Company and Steven C. Quay, M.D., Ph.D.
               10.7          1999 Nonqualified Stock Incentive Plan ("1999 Plan")
               10.8          Form of Nonqualified Stock Option Agreement pertaining to the
                             1999 Plan
               10.9          Form of Restricted Stock Purchase Agreement pertaining to the
                             1999 Plan


        (b)    REPORTS ON FORM 8-K

               The Company filed the following report on Form 8-K during the quarter ended March 31, 1999:

               1. The Registrant filed a report on Form 8-K on February 3, 1999 in connection with the announcement of the Company's amendments to the marketing and distribution agreements dated January 31, 1999 that were originally entered into on May 14, 1996 and October 1, 1996 with Abbott Laboratories and its affiliate, Abbott International, Ltd.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SONUS PHARMACEUTICALS, INC.

Date:   May 12, 1999                        By: /s/  Gregory Sessler
                                               ---------------------------------
                                               Gregory Sessler
                                               Chief Financial Officer and
                                               Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer)