Form 10-Q
period 1999-06-30
SONUS PHARMACEUTICALS INC
filed 1999-08-06
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                      Class                        Outstanding at July 31, 1999
                      -----                        ----------------------------

            Common Stock, $.001 par value                      8,984,550

                               Page 1 of 14 Pages
                        Exhibit Index appears on Page 12


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

                                                                                          Page
                                                                                         Number
                                                                                         ------

       Item 1. Financial Statements

               Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 ....... 3

               Statements of Operations (unaudited) for the three and six months ended
                    June 30, 1999 and June 30, 1998........................................ 4

               Statements of Cash Flows (unaudited) for the six months ended
                    June 30, 1999 and June 30, 1998........................................ 5

               Notes to Financial Statements............................................... 6

       Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................... 7

       Item 3. Market Risk ................................................................ 11

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings........................................................... 12

       Item 6. Exhibits and Reports on Form 8-K............................................ 12

       Items 2, 3, 4 and 5 are not applicable and therefore have been omitted.

SIGNATURES................................................................................. 14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                   JUNE 30,         DECEMBER 31,
                                                                     1999              1998
                                                                ---------------   ---------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities ...........  $ 13,066,667       $ 16,954,842

   Other current assets .......................................       226,297            419,018
                                                                 ------------       ------------

      Total current assets ....................................    13,292,964         17,373,860


Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $2,938,449 and $2,552,786 ......     1,097,524          1,444,090
                                                                 ------------       ------------

Total assets ..................................................  $ 14,390,488       $ 18,817,950
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Bank line of credit ........................................  $  5,000,000       $  5,000,000

   Accounts payable and accrued expenses ......................     3,485,146          2,954,530

   Accrued clinical trial expenses ............................       769,334          1,226,335

   Capital lease obligations ..................................        41,785             93,178
                                                                 ------------       ------------

      Total current liabilities ...............................     9,296,265          9,274,043


Long-term debt ................................................            --          2,049,221
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ...            --                 --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 8,984,550 and 8,632,225
      shares issues and outstanding at June 30, 1999 and
      December 31, 1998, respectively .........................    37,131,042         35,009,368

   Accumulated deficit ........................................   (32,036,819)       (27,514,682)
                                                                 ------------       ------------

      Total stockholders' equity ..............................     5,094,223          7,494,686
                                                                 ------------       ------------

Total liabilities and stockholders' equity ....................  $ 14,390,488       $ 18,817,950
                                                                 ============       ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS                         SIX MONTHS
                                                      ENDED JUNE 30,                     ENDED JUNE 30,
                                             -----------------------------       -----------------------------
                                                 1999              1998              1999              1998
                                             -----------       -----------       -----------       -----------
Revenues:
   Collaborative agreements .............    $   350,000       $   700,000       $ 2,050,000       $ 2,400,000

Operating expenses:
   Research and development .............      1,701,602         2,171,261         3,191,481         5,721,317
   General and administrative ...........      1,872,607         1,822,957         3,583,244         3,479,531
                                             -----------       -----------       -----------       -----------

Total operating expenses ................      3,574,209         3,994,218         6,774,725         9,200,848
                                             -----------       -----------       -----------       -----------


Operating loss ..........................     (3,224,209)       (3,294,218)       (4,724,725)       (6,800,848)

Other income (expense):
   Interest income ......................        123,676           251,536           292,192           545,587
   Interest expense .....................        (22,244)          (55,456)          (71,480)         (109,568)
                                             -----------       -----------       -----------       -----------

Net loss ................................    $(3,122,777)      $(3,098,138)      $(4,504,013)      $(6,364,829)
                                             ===========       ===========       ===========       ===========

Basic and diluted net loss per share ....    $     (0.36)      $     (0.36)      $     (0.52)      $     (0.74)

Shares used in computation of basic and
   diluted net loss per share ...........      8,741,513         8,618,198         8,687,423         8,615,561


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                        1999               1998
                                                                    ------------       ------------
OPERATING ACTIVITIES:
Net loss .....................................................      $ (4,504,013)      $ (6,364,829)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .............................           385,664            420,316
   Amortization of premium (discount) on marketable
      securities .............................................           104,540             (3,633)
   Realized gain on marketable securities ....................            (1,708)            (6,533)
   Changes in operating assets and liabilities:
      Other current assets ...................................           192,722            251,095
      Accounts payable and accrued expenses ..................           530,616              7,816
      Accrued clinical trial expenses ........................          (457,001)           (73,049)
                                                                    ------------       ------------
Net cash used in operating activities ........................        (3,749,180)        (5,768,817)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements .           (39,098)          (388,681)
Purchases of marketable securities ...........................        (7,682,352)       (18,585,271)
Proceeds from sale of marketable securities ..................         9,618,687         16,014,903
Proceeds from maturities of marketable securities ............         2,049,865          9,402,143
                                                                    ------------       ------------
Net cash provided by investing activities ....................         3,947,102          6,443,094


FINANCING ACTIVITIES:
Proceeds from bank line of credit ............................        10,000,000         10,000,000
Repayment of bank line of credit .............................       (10,000,000)       (10,000,000)
Increase in long-term debt ...................................            30,783          1,082,350
Repayment of capitalized lease obligations ...................           (51,393)           (94,003)
Proceeds from issuance of common stock and warrants ..........            41,668            113,558
                                                                    ------------       ------------
Net cash provided by (used in) financing activities ..........            21,058          1,101,905
                                                                    ------------       ------------
Increase in cash and cash equivalents for the period .........           218,980          1,776,182
Cash and cash equivalents at beginning of period .............         5,203,925          5,253,227
                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................         5,422,905          7,029,409
Marketable securities at end of period .......................         7,643,762         14,494,123
                                                                    ------------       ------------
Total cash, cash equivalents and marketable securities .......      $ 13,066,667       $ 21,523,532
                                                                    ============       ============
Supplemental cash flow information:
   Conversion of long-term debt to common stock ..............      $  2,080,005       $         --
   Interest paid .............................................      $     16,895       $     50,584
   Income taxes paid .........................................      $         --       $      7,500



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

2. LONG-TERM DEBT

    Pursuant to the Company's collaborative agreement with Abbott Laboratories ("Abbott"), Abbott has agreed to fund certain clinical trials of the Company. Of the total funding, 50% is to be paid back to Abbott within five years of the receipt of funds, plus accrued interest in either cash or exchange for common stock of the Company at the then fair market value. In June 1999, $2,080,005 of long-term debt payable to Abbott, including accrued interest, was converted into 343,802 shares of common stock of the Company under the terms of the collaborative agreements with Abbott.

3. CONTINGENCIES

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

    The Company is also party to certain litigation related to its business. The Company notes that (i) litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations, and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty. There can be no assurance that these litigation proceedings will be resolved in the Company's favor. See
"Part II. Other Information; Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our Company, SONUS Pharmaceuticals, Inc., including:

        o       overview of our company's business

        o       regulatory progress

        o       collaborative agreements

        o results of operations and why those results are different from the prior year period

        o what capital resources our company currently has and possible sources of additional funding for future capital requirements

        o       the market risk of our investment portfolio; and

        o       our progress related to the "Year 2000" issue

OVERVIEW

   Our company is engaged in the research, development and commercialization of ultrasound contrast agents and drug delivery systems based on our proprietary technology. Our products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. We have financed our research and development and clinical trials through payments received under agreements with collaborative partners, private equity and debt financings, and an initial public offering ("IPO") of common stock completed in October 1995. Clinical trials of our initial ultrasound contrast product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, we filed a New Drug Application ("NDA") with U.S. Food and Drug Administration ("FDA") for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

REGULATORY PROGRESS

    In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter gives the conditions that must be satisfied before final approval. We are investigating the information needed to meet the conditions. As part of the investigation process, we are having discussions with the FDA to clarify certain aspects of the letter and the information needed to meet the conditions. Based on information currently available, we believe we can provide a complete response to the conditions set forth in the FDA letter. The time that will be required to respond to the FDA is dependent upon the discussions with the FDA and the time required to complete our investigation. We currently expect to file a response by the end of the third quarter. No assurance can be given that the response will be filed in a timely manner or that the filing will adequately satisfy the conditions or that the FDA will ultimately approve the NDA.

    In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). We along with our marketing partner, Abbott Laboratories ("Abbott"), are preparing for the commercialization of EchoGen in the E.U. We are seeking approval of variations to our marketing license to bring the manufacturing process and specifications for European product in line with the process and specifications submitted for approval with the FDA in the U.S. We cannot give assurance that the variances to our marketing license will ultimately be approved.

COLLABORATIVE AGREEMENTS

    In 1996, we formed strategic alliances with Abbott for the marketing and selling of ultrasound contrast agents, including EchoGen, in the U.S. and certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries. Under the agreements, Abbott agreed to make certain payments to us, primarily conditioned upon the achievement of milestones, of which $37.7 million has been paid as of June 30, 1999, including $6.7 million of milestone payments creditable against future royalties. In addition, Abbott purchased in May 1996, for $4.0 million, warrants to acquire 500,000 shares of our common stock. The warrants are exercisable over five years at $16.00 per share.

     Our results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors:

        o       timing of milestone payments made by Abbott

        o       timing of regulatory approvals

        o       entering into additional product license agreements; and

        o       timing and costs of the clinical trials

Abbott can terminate the strategic alliance agreements on short notice, and we cannot give assurance that we will receive any additional funding or milestone payments.

RESULTS OF OPERATIONS

    To date, our reported revenues have been derived from payments received under collaborative agreements with third parties. Revenue received under collaborative agreements was $350,000 for the second quarter of 1999 compared to $700,000 in the prior year period. Revenue received under collaborative agreements for the six months ended June 30, 1999 were $2.1 million compared to $2.4 million in the prior year period. All revenue during the second quarters of 1999 and 1998 and the six months ended June 30, 1999 and 1998 represented payments under our strategic alliance agreements with Abbott.

    Research and development expenses were $1.7 million for the second quarter of 1999 compared with $2.2 million for the same period of the prior year. Research and development expenses were $3.2 million for the six months ended June 30, 1999 compared to $5.7 million in the prior year period. The decrease from the prior year periods was primarily due to a reduction in clinical trial activity on the Company's products.

    General and administrative expenses were $1.9 million for the second quarter of 1999 compared to $1.8 million in the prior year period. General and administrative expenses were $3.6 million for the six months ended June 30, 1999 compared to $3.5 million in the prior year period. The slight increase in both periods was primarily due to an increase in intellectual property legal costs offset in part by decreases in marketing and medical education expenses.

    We anticipate total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen, initial indications, future products and higher marketing and administrative expenses as we continue to prepare for commercialization of EchoGen. We may also incur significant expenses relating to legal matters - see "Legal Proceedings." In addition, revenues in future quarters will be primarily dependent upon the timing of certain regulatory and commercialization milestones and associated payments under collaborative agreements.

    Interest income, net of interest expense, was $101,000 for the second quarter of 1999 compared to $196,000 for the same period of the prior year and $221,000 and $436,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease in both periods was primarily due to the lower levels of invested cash.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed operations with payments from collaborative agreements, proceeds from equity financings and our bank line of credit. At June 30, 1999, we had cash, cash equivalents and marketable securities of $13.1 million, compared to $17.0 million at December 31, 1998. The decrease was primarily due to cash used in operations in the first half of 1999.

    We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At June 30, 1999 we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 31, 1999 and is secured by our tangible assets. In order to borrow under the line of credit, we are required to maintain certain minimum cash balances. We cannot give assurance that the line of credit will be renewed upon expiration or that we will be able to maintain the minimum balances necessary to borrow under the line.

    We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if and when approved for marketing. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 1999. We intend to seek additional funding in 1999 through available means, which may include debt and/or equity financing or the licensing or sale of proprietary or marketing rights. We cannot give assurance that financing will be available on acceptable terms, if at all. Our future capital requirements depend on many factors including:

        o the ability to obtain continued funding from third parties under collaborative agreements

        o       the ability to maintain our bank line of credit

        o       the time and costs required to gain regulatory approvals

        o the progress of our research and development programs and clinical trials

        o the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks

        o       the costs of marketing and distribution

        o       the status of competing products; and

        o the market acceptance and third-party reimbursement of our products, if and when approved

We cannot give assurance that regulatory approvals will be achieved in the near-term or at all or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to our existing stockholders. If we are unable to raise additional financing, we would be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business.

MARKET RISK

    The market risk inherent in our short-term investment portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 1999, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

YEAR 2000 COMPLIANCE

    The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because computer code was written to recognize two digits rather than four digits to define the applicable year. This inability to recognize the correct century could result in system failures or miscalculation with respect to current software programs.

    In response to the Year 2000 issue, we have undertaken a comprehensive review of our company's business systems. We have focused on the following four areas:

        o       software systems

        o       hardware systems

        o       facility systems

        o       significant third party vendors and business partners

Based on our review of these four areas, we believe that the Year
2000 issue does not pose significant operational problems. A majority of our software, computer and facilities equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. In addition, we have surveyed significant vendors and business partners to determine any possible Year 2000 risks. If Year 2000 problems exist with these third parties, it could affect the ability of vendors to satisfy their obligations to us or for us to electronically communicate with such parties, which could have an adverse effect on our business, financial condition and results of operations.

    We intend to establish a contingency plan to address "high-risk" issues, if any, that could affect day-to-day operations or delay our efforts to bring products to market. We expect to complete our full review of the Year 2000 issue by the end of the third quarter of 1999.

    To date, based upon our review of the four areas noted above, we have spent less than $10,000 on Year 2000 related issues and estimate that the full cost of correcting the Year 2000 issue will not exceed $100,000.

FORWARD-LOOKING STATEMENTS

    This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

        o the submission of applications for and the timing or likelihood of marketing approvals for one or more indications

        o       market acceptance of our products

        o our anticipated future capital requirements and the terms of any capital financing

        o       the progress and results of clinical trials

        o the timing and amount of future milestone payments, product revenues and expenses; and

        o       the anticipated outcome or financial impact of litigation

While these statements made by us are based on our current beliefs and judgement, they are subject to risks and uncertainties that could cause actual results to vary.

    In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in our filings with the Securities and Exchange Commission. As discussed in our annual report on Form 10-K for the year ended December 31, 1998, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others:

        o uncertainty of governmental regulatory requirements and lengthy approval process

        o unproven safety and efficacy of products and uncertainty of clinical trials

        o history of operating losses and uncertainty of future financial results

        o future capital requirements and uncertainty of additional funding

        o dependence on third parties for funding, clinical development and distribution

        o       dependence on patents and proprietary rights

        o       competition and risk of technological obsolescence

        o limited manufacturing experience and dependence on limited contract manufacturers and suppliers

        o       lack of marketing and sales experience

        o       limitations on third-party reimbursement

        o       uncertainty of market acceptance

        o       continued listing on the Nasdaq National Market

        o       dependence on key employees; and

        o       shares eligible for future sale

No assurance can be given that we can meet the conditions set forth by the FDA in its "approvable letter" or any subsequent conditions in a timely manner, if at all, or that EchoGen will ultimately receive FDA approval.

ITEM 3. RESPONSE TO THIS ITEM IS INCLUDED IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARKET RISK."

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

      Four separate re-examination proceedings directed to the two SONUS patents at issue in the patent infringement lawsuit, U.S. 5,558,094 (`094) and U.S. 5,573,751 (`751) were initiated by the PTO beginning in July 1997 at the request of MBI. In December 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO confirmed the patentability of a number of the claims included in the original `094 and `751 patents as well as some claims that were amended during re-examination, and has issued re-examination certificates for each patent. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process.

      In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against the Company and certain of its officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, the Company and the individual defendants moved to dismiss and stay the State Action. The parties have agreed to stay the State Action pending a determination by the federal district court as to whether the state law claims may be brought in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. On July 21, 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. The Company does not believe there is any merit to the claims in these actions and intends to defend its position vigorously. Although the Company does not believe that it or any of its current or former officers or directors has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         Number       Description

         None

(b) REPORTS ON FORM 8-K

         We filed the following report on Form 8-K during the quarter ended June 30, 1999:

         1. The Registrant filed a report on Form 8-K on April 23, 1999 in connection with the announcement of our receipt of an "approvable letter" from the FDA for our first ultrasound contrast agent, EchoGen.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SONUS PHARMACEUTICALS, INC.

Date:   August 5, 1999           By:    /s/  Gregory Sessler
                                        ---------------------------------------
                                        Gregory Sessler
                                        Chief Financial Officer and Assistant
                                        Secretary (Principal Financial and
                                        Accounting Officer)