Form 10-Q
period 1999-09-30
SONUS PHARMACEUTICALS INC
filed 1999-11-12
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                           Outstanding at October 31, 1999
                 -----                           -------------------------------
      Common Stock, $.001 par value                          8,986,146

                               Page 1 of 16 Pages
                        Exhibit Index appears on Page 15

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                                              Page
                                                                                             Number
                                                                                             ------
       Item 1. Financial Statements

               Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998....    3

               Statements of Operations (unaudited) for the three and nine months ended
                    September 30, 1999 and September 30, 1998..............................     4

               Statements of Cash Flows (unaudited) for the nine months ended
                    September 30, 1999 and September 30, 1998..............................     5

               Notes to Financial Statements...............................................     6

       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................     8

       Item 3. Market Risk.................................................................    13

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings...........................................................    14

       Item 6. Exhibits and Reports on Form 8-K............................................    15

       Items 2, 3, 4 and 5 are not applicable and therefore have been omitted.

SIGNATURES.................................................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1999               1998
                                                                   -------------      ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities ...........    $15,148,735        $16,954,842
   Other current assets .......................................        165,499            419,018
                                                                   -----------        -----------
      Total current assets ....................................     15,314,234         17,373,860

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,061,399 and $2,552,786 ......        974,575          1,444,090
                                                                   -----------        -----------
Total assets ..................................................    $16,288,809        $18,817,950
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank line of credit ........................................    $ 5,000,000        $ 5,000,000
   Accounts payable and accrued expenses ......................      3,974,792          2,954,530
   Accrued clinical trial expenses ............................        230,381          1,226,335
   Capital lease obligations ..................................         31,022             93,178
                                                                   -----------        -----------
      Total current liabilities ...............................      9,236,195          9,274,043
Long-term debt ................................................             --          2,049,221
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ...             --                 --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 8,984,550 and 8,632,225
      shares issues and outstanding at September 30, 1999 and
      December 31, 1998, respectively .........................     37,131,042         35,009,368
   Accumulated deficit ........................................    (30,078,428)       (27,514,682)
                                                                   -----------        -----------
      Total stockholders' equity ..............................      7,052,614          7,494,686
                                                                   -----------        -----------
Total liabilities and stockholders' equity ....................    $16,288,809        $18,817,950
                                                                   ===========        ===========

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                          NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                              ------------------------------        ------------------------------
                                                 1999               1998               1999               1998
                                              ----------         -----------        -----------        -----------
Revenues:
   Contract revenue ....................      $5,000,000         $ 2,700,000        $ 7,050,000        $ 5,100,000

Operating expenses:
   Research and development ............       1,214,740           2,988,347          4,406,223          8,709,665
   General and administrative ..........       1,916,067           1,922,184          5,499,311          5,401,714
                                              ----------         -----------        -----------        -----------
Total operating expenses ...............       3,130,807           4,910,531          9,905,534         14,111,379
                                              ----------         -----------        -----------        -----------
Operating income (loss) ................       1,869,193          (2,210,531)        (2,855,534)        (9,011,379)

Other income (expense):
   Interest income .....................          63,471             231,118            355,662            776,706
   Interest expense ....................         (20,335)            (69,235)           (91,814)          (178,803)
                                              ----------         -----------        -----------        -----------
Net income (loss) ......................      $1,912,329         $(2,048,648)       $(2,591,686)       $(8,413,476)
                                              ==========         ===========        ===========        ===========
Net income (loss) per share:
   Basic ...............................      $     0.21         $     (0.24)       $     (0.29)       $     (0.98)
   Diluted .............................      $     0.21         $     (0.24)       $     (0.29)       $     (0.98)

Shares used in computation of net income
   (loss) per share:
   Basic ...............................       8,984,550           8,626,253          8,786,465          8,619,125
   Diluted .............................       9,089,663           8,626,253          8,786,465          8,619,125

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
OPERATING ACTIVITIES:
Net loss .......................................................        $ (2,591,686)      $ (8,413,476)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................             508,613            627,959
   Amortization of premium (discount) on marketable securities .             (29,600)              (123)
   Realized loss (gain) on marketable securities ...............               5,139             (7,881)
   Changes in operating assets and liabilities:
      Other current assets .....................................             253,520            308,859
      Accounts payable and accrued expenses ....................           1,020,262            554,290
      Accrued clinical trial expenses ..........................            (995,954)          (127,371)
                                                                        ------------       ------------
Net cash used in operating activities ..........................          (1,829,706)        (7,057,743)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ...             (39,098)          (400,803)
Purchases of marketable securities .............................         (15,350,254)       (23,419,722)
Proceeds from sale of marketable securities ....................          12,613,763         17,772,969
Proceeds from maturities of marketable securities ..............           7,049,147         13,292,590
                                                                        ------------       ------------
Net cash provided by investing activities ......................           4,273,558          7,245,034

FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................          15,000,000         15,000,000
Repayment of bank line of credit ...............................         (15,000,000)       (15,000,000)
Increase in long-term debt .....................................              30,783          1,173,802
Repayment of capitalized lease obligations .....................             (62,156)          (123,743)
Proceeds from issuance of common stock .........................              41,668            134,824
                                                                        ------------       ------------
Net cash provided by financing activities ......................              10,295          1,184,883
                                                                        ------------       ------------
Increase in cash and cash equivalents for the period ...........           2,454,147          1,372,174
Cash and cash equivalents at beginning of period ...............           5,203,925          5,253,227
                                                                        ------------       ------------
Cash and cash equivalents at end of period .....................           7,658,072          6,625,401
Marketable securities at end of period .........................           7,490,663         13,690,045
                                                                        ------------       ------------
Total cash, cash equivalents and marketable securities .........        $ 15,148,735       $ 20,315,446
                                                                        ============       ============
Supplemental cash flow information:
   Conversion of long-term debt to equity ......................        $  2,080,005       $         --
   Interest paid ...............................................        $     39,729       $     50,584
   Income taxes paid ...........................................        $         --       $      7,500

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The unaudited financial statements of SONUS Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

2. LONG-TERM DEBT

        Pursuant to the Company's collaborative agreement with Abbott Laboratories ("Abbott"), Abbott agreed to fund certain clinical trials of the Company during 1997 and 1998. Of the total clinical trial funding received from Abbott, 50% was to be paid back to Abbott within five years of the receipt of funds, plus accrued interest, in either cash or exchange for common stock of the Company at the then fair market value. In June 1999, the liability to Abbott of $2,080,005, representing 50% of clinical trial funding plus interest, was converted into 343,802 shares of common stock of the Company.

3. NYCOMED AGREEMENT

        In the third quarter of 1999, the Company closed a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the agreement, Nycomed has agreed to pay the Company a $10.0 million up-front license fee, of which $5.0 million was received in the third quarter of 1999 and the remaining $5.0 million was received in October 1999. In addition to the up-front license fee, both companies have agreed to pay royalties to each other based on future sales of their ultrasound contrast agents. Under the terms of the agreement, the Company provides Nycomed with an exclusive license to the Company's ultrasound contrast patents except as related to perfluoropentane which is the gas used by the Company in its contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to the Company. In addition, the Company has a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. The Company also has the right to sublicense these patents to its collaborative partners.

4. CONTINGENCIES

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

5. SUBSEQUENT EVENT

        In 1996, we entered into two agreements with Abbott for the marketing and selling of ultrasound contrast agents, including EchoGen, in: (1) the U.S. and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries ("Abbott International Territories"). Subsequent to September 30, 1999, the Company and Abbott Laboratories International Division ("Abbott International") restructured their agreement related to the Abbott International Territories. The Company has commenced discussions with new potential marketing partners for the Abbott International Territories with the goal of having arrangements for certain countries in Europe in place by early 2000. Under the restructured agreement, Abbott International has returned all exclusive marketing rights to EchoGen to the Company. The restructured agreement also specifies that the Company is not obligated to repay $6.7 million of milestone payments which were previously creditable against future royalty payments under the original agreement. In addition, for the Abbott International Territories, the Company agreed to share with Abbott International, 21% of the Company's net profits from the sale of EchoGen and will also share 50% of any up-front license fees paid to the Company by new partners, of which 50% is credited against the share of net profits the Company will pay to Abbott International.

        With the agreement Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, the Company's second contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the five-year option period and thereafter, if it elects its option to co-market QW7437.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our company, SONUS Pharmaceuticals, Inc., including:

        - overview of our Company's business

        - regulatory progress

        - contractual agreements

        - results of operations and why those results are different from the prior year period

        - what capital resources our Company currently has and possible sources of additional funding for future capital requirements

        - the market risk of our investment portfolio; and

        - our progress related to the "Year 2000" issue

OVERVIEW

        Our Company is engaged in the research, development and commercialization of ultrasound contrast agents and drug delivery systems based on our proprietary technology. Our products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. We have financed our research and development and clinical trials through payments received under contractual agreements, private equity and debt financings, and an initial public offering ("IPO") of common stock completed in October 1995. Clinical trials of our initial ultrasound contrast product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, we filed a New Drug Application ("NDA") with U.S. Food and Drug Administration ("FDA") for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").

REGULATORY PROGRESS

        In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter gave the conditions that must be satisfied before final approval. In September 1999, we filed a formal response to the conditions of the approvable letter. The FDA has notified us that it expects to complete its review on our response by March 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have thoroughly addressed the conditions of the letter to achieve final approval. No assurance can be given that the FDA will review the response to the approvable letter in a timely manner or that the FDA will ultimately approve the NDA.

        In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). We are seeking approval of variations to our marketing license to bring the manufacturing process and specifications for European product in line with the process and specifications submitted for approval with the FDA in the U.S. No assurance can be given that the variations to our marketing license will ultimately be approved.

CONTRACTUAL AGREEMENTS

        In the third quarter of 1999, we closed a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain of our proprietary ultrasound contrast agent technologies. Under the agreement, Nycomed has agreed to pay us a $10.0 million up-front license fee, of which $5.0 was received in the third quarter of 1999 and the remaining $5.0 million was received in October 1999. In addition to the up-front license fee, both companies have agreed to pay royalties to each other based on future sales of our ultrasound contrast agents. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane which is the gas we use in our contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners.

        In 1996, we entered into two agreements with Abbott Laboratories ("Abbott") for the marketing and selling of ultrasound contrast agents, including EchoGen, in: (1) the U.S. and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries ("Abbott International Territories"). Under these agreements, Abbott agreed to make certain payments to us, primarily conditioned upon the achievement of milestones, of which $37.7 million has been paid as of September 30, 1999. In addition, Abbott purchased in 1996, for $4.0 million, warrants to acquire 500,000 shares of our common stock. The warrants are exercisable over five years at $16.00 per share.

        Subsequent to September 30, 1999, we and Abbott Laboratories International Division ("Abbott International") restructured our agreement related to the Abbott International Territories. We have commenced discussions with new potential marketing partners for the Abbott International Territories with the goal of having arrangements for certain countries in Europe in place by early 2000. Under the restructured agreement, Abbott International has returned all exclusive marketing rights to EchoGen to us. The restructured agreement also specifies that we are not obligated to repay $6.7 million of milestone payments which were previously creditable under the original agreement. In addition, for the Abbott International Territories, we have agreed to share with Abbott International, 21% of our net profits from the sale of EchoGen and will also share 50% of any up-front license fees paid to us by new partners, of which 50% is credited against the share of net profits the we will pay to Abbott International. No assurance can be given that we will secure new marketing partners for the Abbott International Territories.

        With the agreement Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, our second contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the five-year option period and thereafter, if it elects its option to co-market QW7437.

RESULTS OF OPERATIONS

        Our results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors:

        - timing of payments under contractual agreements

        - timing of regulatory approvals

        - entering into additional contractual agreements; and

        - timing and costs of clinical trials

Abbott can terminate the U.S. agreement on short notice, and we cannot give assurance that we will receive any additional funding or milestone payments under the Abbott U.S. agreement.

        To date, our reported revenues have been derived from payments received under contractual agreements with third parties. Revenue was $5.0 million for the third quarter of 1999 compared to $2.7 million in the prior year period. Revenue received in the third quarter of 1999 was derived from our agreement with Nycomed. Revenue received in the prior year period was derived from payments received under our agreements with Abbott. Revenue received for the nine months ended September 30, 1999 was $7.1 million compared to $5.1 million in the prior year period. Revenue for the nine months ended September 30, 1999 represents $5.0 million of payments under our agreement with Nycomed and $2.1 million of payments under our agreements with Abbott. All revenue during the nine months ended September 30, 1998 represented payments under our agreements with Abbott.

        Research and development expenses were $1.2 million for the third quarter of 1999 compared with $3.0 million for the same period of the prior year. Research and development expenses were $4.4 million for the nine months ended September 30, 1999 compared to $8.7 million in the prior year period. The decrease from the prior year periods was primarily due to a reduction in clinical trial activity on our products.

        General and administrative expenses were $1.9 million for the third quarters of 1999 and 1998. General and administrative expenses were $5.5 million for the nine months ended September 30, 1999 compared to $5.4 million in the prior year period. The slight increase in the nine-month period was primarily due to an increase in intellectual property legal costs offset in part by decreases in marketing and medical education expenses.

        We anticipate total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen, future products and higher marketing and administrative expenses as we prepare for commercialization of EchoGen. We may also incur significant expenses relating to legal matters - see "Legal Proceedings."

        Interest income, net of interest expense, was $43,000 for the third quarter of 1999 compared to $162,000 for the same period of the prior year and $264,000 and $598,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in both periods was primarily due to the lower levels of invested cash.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and our bank line of credit. At September 30, 1999, we had cash, cash equivalents and marketable securities of $15.1 million, compared to $17.0 million at December 31, 1998. The decrease was primarily due to cash used in operations during the nine-month period ended September 30, 1999.

        We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At September 30, 1999 we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 30, 2000 and is secured by our tangible assets. In order to borrow under the line of credit, we are required to maintain certain minimum cash balances. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

        We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if and when approved for marketing. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through the next 12 months. We may need to seek additional funding in 2000 through available means, which may include debt and/or equity financing or additional third party contractual agreements. We cannot give assurance that financing will be available on acceptable terms, if at all. Our future capital requirements depend on many factors including:

        - the ability to obtain continued funding under existing contractual agreements

        - the ability to attract and retain new partners

        - the ability to maintain our bank line of credit

        - the time and costs required to gain regulatory approvals

        - the progress of our research and development programs and clinical trials

        - the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks

        - the costs of marketing and distribution

        - the status of competing products; and

        - the market acceptance and third-party reimbursement of our products, if and when approved

We cannot give assurance that regulatory approvals will be achieved in the near-term or at all or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to our existing stockholders. If we are unable to raise additional financing, we may be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business.

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

        In response to the Year 2000 issue, we undertook a comprehensive review of our Company's business systems. We focused on the following four areas:

        - software systems

        - hardware systems

        - facility systems

        - significant third party vendors and business partners

Based on our review of these four areas, we believe that the Year 2000 issue does not pose significant operational problems. A majority of our software, computer and facilities equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. In addition, we surveyed significant vendors and business partners to determine any possible Year 2000 risks. The results of our survey determined that 93% of our vendors responded that they would be Year 2000 ready by December 31, 1999. For the 7% that failed to respond, we have developed contingency plans for their services. However, if unforeseen Year 2000 issues arise with these third parties, it could affect the ability of vendors to satisfy their obligations to us or for us to electronically communicate with such parties, which could have an adverse effect on our business, financial condition and results of operations.

        We have established contingency plans to address "high-risk" processes and services that could affect day-to-day operations or delay our efforts to bring products to market if unforeseen Year 2000 issues arise. If needed, we are prepared and will have personnel on-site on January 1, 2000 to implement these contingency plans.

        To date, based upon our review of the four areas noted above, we estimate that the full cost of correcting the Year 2000 issue will not exceed $100,000. While we believe we have brought our own systems into compliance and have been given assurance that critical third party relationships will be ready for the Year 2000, we cannot give assurance that we will not encounter unforeseen Year 2000 issues. If such issues are encountered, this could result in a material adverse effect on our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

        - the submission of applications for and the timing or likelihood of marketing approvals for one or more indications

        - market acceptance of our products

        - our anticipated future capital requirements and the terms of any capital financing

        - the progress and results of clinical trials

        - the timing and amount of future under contractual agreements; and

        - the anticipated outcome or financial impact of legal matters

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

        In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in our filings with the Securities and Exchange Commission. As discussed in our annual report on Form 10-K for the year ended December 31, 1998, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others:

        - uncertainty of governmental regulatory requirements and lengthy approval process

        - unproven safety and efficacy of products and uncertainty of clinical trials

        - history of operating losses and uncertainty of future financial results

        - future capital requirements and uncertainty of additional funding

        - dependence on third parties for funding, clinical development and distribution

        - dependence on patents and proprietary rights

        - competition and risk of technological obsolescence

        - limited manufacturing experience and dependence on limited contract manufacturers and suppliers

        - lack of marketing and sales experience

        - limitations on third-party reimbursement

        - uncertainty of market acceptance

        - continued listing on the Nasdaq National Market

        - uncertainty of legal matters

        - dependence on key employees; and

        - shares eligible for future sale

There can be no assurance that we can meet the conditions set forth by the FDA in its "approvable letter" or any subsequent conditions in a timely manner, if at all, or that EchoGen will ultimately receive FDA approval.

ITEM 3. MARKET RISK

        There has been no material change during the quarter ended September 30, 1999, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In January 1998, we announced that we had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt Medical. The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of our patents. MBI has filed counterclaims alleging that the patents asserted by us are invalid and not infringed, and that we have made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. We do not believe there is any merit to these counterclaims and intend to defend our position vigorously. In October 1998, the court granted our motion to stay the litigation until the U.S. Patent and Trademark Office ("PTO") had completed its re-examination of the patents in this lawsuit (see below). The stay was lifted in January 1999. A trial date has been set for this lawsuit in April 2000.

        Under the agreement between Nycomed Imaging AS ("Nycomed") and SONUS, Nycomed is an exclusive licensee of our patents in a field of use including non-perfluoropentane ultrasound contrast agents. Nycomed has the right to control the patent infringement portion of our lawsuit against MBI and Mallinckrodt Medical. The court has authorized Nycomed to be joined as a party in this lawsuit.

        Four separate re-examination proceedings directed to the two SONUS patents at issue in the patent infringement lawsuit, U.S. 5,558,094 (`094) and U.S. 5,573,751 (`751) were initiated by the PTO beginning in July 1997 at the request of MBI. In December 1998, we announced that we received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO confirmed the patentability of a number of the claims included in the original `094 and `751 patents as well as some claims that were amended during re-examination, and has issued re-examination certificates for each patent. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process.

        In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against SONUS and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, we, and the individual defendants, moved to dismiss and stay the State Action. In the State Action state law claims were later brought in the Federal Action and the State Action was dismissed. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, we, and the individual defendants, filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, we filed motions for summary judgement and to stay discovery. These motions are currently scheduled for hearing in December 1999. We do not believe there is any merit to the claims in these actions and intends to defend its position vigorously. Although we do not believe that we or any of our current or former officers or directors have in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in our favor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

         Number       Description
         ------       -----------
         10.21C       Loan Modification Agreement dated August 30, 1999 to Loan
                      and Security Agreement by and between the Company and
                      Silicon Valley Bank

         10.37 Agreement for Part-time Employment and Mutual Release, effective August 25, 1999 by and between the Company and Steven C. Quay, M.D., Ph.D.

         10.38 Mutual Rescission Agreement dated October 11, 1999 by and between the Company and Abbott International, Ltd.

         27.1         Financial Data Schedule

        (b) REPORTS ON FORM 8-K

                We filed a report on Form 8-K on October 14, 1999 in connection with the closing on September 28, 1998 of our License Agreement with Nycomed Imaging AS.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONUS PHARMACEUTICALS, INC.

Date: November 11, 1999                 By: /s/ Gregory Sessler
                                           ---------------------------------
                                           Gregory Sessler
                                           Chief Financial Officer and Assistant
                                             Secretary (Principal Financial and
                                             Accounting Officer)