Form 10-Q/A
period 1999-09-30
SONUS PHARMACEUTICALS INC
filed 1999-11-16
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

                                                                                              Page
                                                                                             Number
                                                                                             ------
       Item 1. Financial Statements

               Balance Sheets as of September 30, 1999 (unaudited) and December, 1998......     3

               Statements of Operations (unaudited) for the three and nine months ended
                    September 30, 1999 and September 30, 1998..............................     4

               Statements of Cash Flows (unaudited) for the nine months ended
                    September 30, 1999 and September 30, 1998..............................     5

               Notes to Financial Statements...............................................     6

       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................     8

       Item 3. Market Risk.................................................................    13

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings...........................................................    14

       Item 5. Other Events................................................................    15

       Item 6. Exhibits and Reports on Form 8-K............................................    15

       Items 2, 3 and 4 are not applicable and therefore have been omitted.

SIGNATURES.................................................................................    16

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

        With the agreement Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, the Company's second contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the option period and thereafter, if it elects its option to co-market QW7437.

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

        With the agreement Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, our second contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the option period and thereafter, if it elects its option to co-market QW7437.

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

FORWARD-LOOKING STATEMENTS

        This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

        - the submission of applications for and the timing or likelihood of marketing approvals for one or more indications
        - market acceptance of our products
        - our anticipated future capital requirements and the terms of any capital financing
        - the progress and results of clinical trials
        - the timing and amount of future payments under contractual agreements; and
        - the anticipated outcome or financial impact of legal matters

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

        In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against SONUS and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, we, and the individual defendants, moved to dismiss and stay the State Action. In the State Action state law claims were later brought in the Federal Action and the State Action was dismissed. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, we, and the individual defendants, filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, we filed motions for summary judgement and to stay discovery. These motions are currently scheduled for hearing in December 1999. We do not believe there is any merit to the claims in these actions and we intend to defend our position vigorously. Although we do not believe that we or any of our current or former officers or directors have engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in our favor.

ITEM 5. OTHER EVENTS

     In August 1999, the Company entered into an Agreement for Part-Time Employment and Mutual Release with the Company's founder and former Chief Executive Officer, Steven C. Quay, M.D., Ph.D. Under the agreement, Dr. Quay will provide services to the Company as a part-time employee for a period of three years from the date of the agreement. In September 1999, Dr. Quay resigned as a member of the Company's Board of Directors.

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

ITEMS 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONUS PHARMACEUTICALS, INC.

Date: November 16, 1999                 By: /s/ Gregory Sessler
                                           ---------------------------------
                                           Gregory Sessler
                                           Chief Financial Officer and Assistant
                                             Secretary (Principal Financial and
                                             Accounting Officer)