Form 10-Q/A
period 1999-09-30
SONUS PHARMACEUTICALS INC
filed 2000-02-29
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                  FORM 10-Q/A-1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________.


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

                               Page 1 of 15 Pages
                        Exhibit Index appears on Page 14

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1999 (unaudited)
                    and December 31, 1998...............................    3

                  Statements of Operations (unaudited) for the three
                    and nine months ended September 30, 1999 and
                    September 30, 1998..................................    4

                  Statements of Cash Flows (unaudited) for the nine
                    months ended September 30, 1999 and
                    September 30, 1998..................................    5

                  Notes to Financial Statements.........................    6


        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    8

        Item 3.   Market Risk ..........................................   12

PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings....................................   13

        Item 5.    Other Events.........................................   14

        Item 6.    Exhibits and Reports on Form 8-K.....................   14

        Items 2, 3 and 4 are not applicable and therefore have been omitted.

SIGNATURES..............................................................   15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      1999           1998
                                                                                  -------------   ------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities ...........................   $ 15,148,735    $ 16,954,842
   Contract receivable ........................................................      5,000,000            --
   Other current assets .......................................................        165,499         419,018
                                                                                  ------------    ------------
      Total current assets ....................................................     20,314,234      17,373,860

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,061,399 and $2,552,786 ......................        974,575       1,444,090
                                                                                  ------------    ------------
Total assets ..................................................................   $ 21,288,809    $ 18,817,950
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ........................................................   $  5,000,000    $  5,000,000
   Accounts payable and accrued expenses ......................................      3,974,792       2,954,530
   Accrued clinical trial expenses ............................................        230,381       1,226,335
   Capital lease obligations ..................................................         31,022          93,178
                                                                                  ------------    ------------
      Total current liabilities ...............................................      9,236,195       9,274,043

Long-term debt ................................................................           --         2,049,221
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ...................           --              --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 8,984,550 and 8,632,225 shares issues and outstanding at September 30, 1999 and
      December 31, 1998, respectively .........................................     37,131,042      35,009,368
   Accumulated deficit ........................................................    (25,078,428)    (27,514,682)
                                                                                  ------------    ------------
      Total stockholders' equity ..............................................     12,052,614       7,494,686
                                                                                  ------------    ------------
Total liabilities and stockholders' equity ....................................   $ 21,288,809    $ 18,817,950
                                                                                  ============    ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS                        NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                        ---------------------------------   ---------------------------------


                                                             1999              1998              1999              1998
                                                        ---------------   ---------------   ----------------  ---------------
Revenues:
   Contract and licensing revenue....................   $  10,000,000     $   2,700,000     $  12,050,000     $   5,100,000

Operating expenses:
   Research and development..........................       1,214,740         2,988,347         4,406,223         8,709,665
   General and administrative........................       1,916,067         1,922,184         5,499,311         5,401,714
                                                        ---------------   ---------------   ----------------  ---------------
Total operating expenses.............................       3,130,807         4,910,531         9,905,534        14,111,379
                                                        ---------------   ---------------   ----------------  ---------------

Operating income (loss)..............................       6,869,193        (2,210,531)        2,144,466        (9,011,379)

Other income (expense):

   Interest income...................................          63,471           231,118           355,662           776,706
   Interest expense..................................         (20,335)          (69,235)          (91,814)         (178,803)
                                                        ---------------   ---------------   ----------------  ---------------
Net income (loss)....................................   $   6,912,329     $  (2,048,648)    $   2,408,314     $  (8,413,476)
                                                        ===============   ===============   ================  ===============

Net income (loss) per share:
   Basic.............................................   $       0.77      $       (0.24)    $       0.27      $       (0.98)
   Diluted...........................................   $       0.76      $       (0.24)    $       0.27      $       (0.98)

Shares used in computation of net income
   (loss) per share
   Basic.............................................       8,984,550         8,626,253         8,786,465         8,619,125
   Diluted...........................................       9,089,663         8,626,253         8,932,683         8,619,125

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                              1999            1998
                                                                        ----------------  ----------------
OPERATING ACTIVITIES:
Net loss ..............................................................   $  2,408,314      $ (8,413,476)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ......................................        508,613           627,959
   Amortization of premium (discount) on marketable securities ........        (29,600)             (123)
   Realized loss (gain) on marketable securities ......................          5,139            (7,881)
   Changes in operating assets and liabilities:
      Contract receivable .............................................     (5,000,000)               --
      Other current assets ............................................        253,520           308,859
      Accounts payable and accrued expenses ...........................      1,020,262           554,290
      Accrued clinical trial expenses .................................       (995,954)         (127,371)
                                                                          ------------      ------------
Net cash used in operating activities .................................     (1,829,706)       (7,057,743)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ..........        (39,098)         (400,803)
Purchases of marketable securities ....................................    (15,350,254)      (23,419,722)
Proceeds from sale of marketable securities ...........................     12,613,763        17,772,969
Proceeds from maturities of marketable securities .....................      7,049,147        13,292,590
                                                                          ------------      ------------
Net cash provided by investing activities .............................      4,273,558         7,245,034

FINANCING ACTIVITIES:
Proceeds from bank line of credit .....................................     15,000,000        15,000,000
Repayment of bank line of credit ......................................    (15,000,000)      (15,000,000)
Increase in long-term debt ............................................         30,783         1,173,802
Repayment of capitalized lease obligations ............................        (62,156)         (123,743)
Proceeds from issuance of common stock ................................         41,668           134,824
                                                                          ------------      ------------
Net cash provided by financing activities .............................         10,295         1,184,883
                                                                          ------------      ------------
Increase in cash and cash equivalents for the period ..................      2,454,147         1,372,174
Cash and cash equivalents at beginning of period ......................      5,203,925         5,253,227
                                                                          ------------      ------------
Cash and cash equivalents at end of period ............................      7,658,072         6,625,401
Marketable securities at end of period ................................      7,490,663        13,690,045
                                                                          ------------      ------------
Total cash, cash equivalents and marketable securities ................   $ 15,148,735      $ 20,315,446
                                                                          ============      ============
Supplemental cash flow information:
   Conversion of long-term debt to equity .............................   $  2,080,005      $         --
   Interest paid ......................................................   $     39,729      $     50,584
   Income taxes paid ..................................................   $         --      $      7,500

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

3.   NYCOMED AGREEMENT

     In the third quarter of 1999, the Company entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the agreement, Nycomed has agreed to pay the Company a $10.0 million license fee, of which $5.0 million was received in September 1999 and the remaining $5.0 million was received in October 1999. In addition to the license fee, both companies have agreed to pay royalties to each other based on future sales of their respective ultrasound contrast agents. Under the terms of the agreement, the Company provides Nycomed with an exclusive license to the Company's ultrasound contrast patents except as related to perfluoropentane which is the gas used by the Company in its contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to the Company. In addition, the Company has a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. The Company also has the right to sublicense these patents to its collaborative partners.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our Company, SONUS Pharmaceuticals, Inc., including:

         o  overview of our Company's business
         o  regulatory progress
         o  contractual agreements
         o results of operations and why those results are different from the prior year period
         o what capital resources our Company currently has and possible sources of additional funding for future capital requirements
         o  the market risk of our investment portfolio; and
         o  our progress related to the "Year 2000" issue

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

CONTRACTUAL AGREEMENTS

     In the third quarter of 1999, we entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain of our proprietary ultrasound contrast agent technologies. Under the agreement, Nycomed has agreed to pay us a $10.0 million license fee, of which $5.0 was received in September 1999 and the remaining $5.0 million was received in October 1999. In addition to the license fee, both companies have agreed to pay royalties to each other based on future sales of our respective ultrasound contrast agents. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane which is the gas we use in our contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners.

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

RESULTS OF OPERATIONS

     Our results of operations have varied and will continue to vary significantly from quarter to quarter and depend on, among other factors:

         o   timing of payments under contractual agreements
         o   timing of regulatory approvals
         o   entering into additional contractual agreements; and
         o   timing and costs of clinical trials

Abbott can terminate the U.S. agreement on short notice, and we cannot give assurance that we will receive any additional funding or milestone payments under the Abbott U.S. agreement.

     To date, our reported revenues have been derived from payments received under contractual agreements with third parties. Revenue was $10.0 million for the third quarter of 1999 compared to $2.7 million in the prior year period. Revenue received in the third quarter of 1999 was derived from our agreement with Nycomed. Revenue received in the prior year period was derived from payments received under our agreements with Abbott. Revenue received for the nine months ended September 30, 1999 was $12.1 million compared to $5.1 million in the prior year period. Revenue for the nine months ended September 30, 1999 represents $10.0 million under our agreement with Nycomed and

$2.1 million under our agreements with Abbott. All revenue during the nine months ended September 30, 1998 represented payments under our agreements with Abbott.

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

     We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if and when approved for marketing. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through the next 12 months. We may need to seek additional funding in 2000 through available means, which may include debt and/or equity financing or additional third party contractual agreements. We cannot give assurance that financing will be available on acceptable terms, if at all. Our future capital requirements depend on many factors including:

         o the ability to obtain continued funding under existing contractual agreements
         o   the ability to attract and retain new partners
         o   the ability to maintain our bank line of credit
         o   the time and costs required to gain regulatory approvals
         o the progress of our research and development programs and clinical trials

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

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

         o the submission of applications for and the timing or likelihood of marketing approvals for one or more indications
         o   market acceptance of our products
         o our anticipated future capital requirements and the terms of any capital financing
         o   the progress and results of clinical trials
         o the timing and amount of future payments under contractual agreements; and
         o   the anticipated outcome or financial impact of legal matters

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

     In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in our filings with the Securities and Exchange Commission. As discussed in our Annual Report on Form 10-K for the year ended December 31, 1998, actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others:

          o uncertainty of governmental regulatory requirements and lengthy approval process
          o unproven safety and efficacy of products and uncertainty of clinical trials
          o history of operating losses and uncertainty of future financial results
          o  future capital requirements and uncertainty of additional funding
          o dependence on third parties for funding, clinical development and distribution
          o  dependence on patents and proprietary rights
          o  competition and risk of technological obsolescence
          o limited manufacturing experience and dependence on limited contract manufacturers and suppliers
          o  lack of marketing and sales experience
          o  limitations on third-party reimbursement
          o  uncertainty of market acceptance
          o  continued listing on the Nasdaq National Market
          o  uncertainty of legal matters
          o  dependence on key employees; and
          o  shares eligible for future sale

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         Number    Description
         ------    -----------

         10.21C    Loan Modification Agreement dated August 30, 1999 to Loan and
                   Security Agreement by and between the Company and Silicon
     `             Valley Bank

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


ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SONUS PHARMACEUTICALS, INC.

Date:  February 29, 2000             By:  /s/  Gregory Sessler
                                          ---------------------------------
                                          Gregory Sessler
                                          Senior Vice President - Strategic
                                          Business Development and Chief
                                          Financial Officer
                                          (Principal Financial Officer)