Form 10-K
period 1999-12-31
SONUS PHARMACEUTICALS INC
filed 2000-02-29
CIK 949858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                22026 20TH AVENUE SE, BOTHELL, WASHINGTON 98021
                    (Address of principal executive offices)

                                 (425) 487-9500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTON 12(b) OF THE ACT:
                                 Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 1, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was $39,411,715 based on the closing sales price of $5.00 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of February 1, 2000, 8,990,354 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders to be held April 27, 2000 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

                               PAGE 1 OF 62 PAGES
                        EXHIBIT INDEX APPEARS ON PAGE 57

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                             PART I                                 PAGE
Item 1.   Business..............................................................     3
             Overview...........................................................     3
             Imaging Overview...................................................     5
             Ultrasound Imaging.................................................     5
             SONUS Technology and Products......................................     8
             Strategic Alliances................................................     10
             Status of Clinical Trials..........................................     12
             Marketing and Distribution.........................................     13
             Manufacturing......................................................     14
             Research and Development...........................................     15
             Government Regulation .............................................     15
             Competition........................................................     18
             Patents and Proprietary Rights.....................................     18
             Product Liability..................................................     20
             Human Resources....................................................     21
             Certain Factors that May Affect Our Business and Future Results....     22

Item 2.   Properties............................................................     29

Item 3.   Legal Proceedings.....................................................     29

Item 4.   Submissions of Matters to a Vote of Security Holders..................     30

                                            PART II

Item 5.   Market for the Registrant's Common Stock..............................     31

Item 6.   Selected Financial Data...............................................     31

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................     32

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............     39

Item 8.   Financial Statements and Supplementary Data...........................     39

Item 9.   Changes In and Disagreements with Accountants.........................     39

                                           PART III

Item 10.  Directors and Executive Officers of the Registrant....................     56

Item 11.  Executive Compensation................................................     56

Item 12.  Security of Ownership of Certain Beneficial Owners and Management.....     56

Item 13.  Certain Relationships and Related Transactions........................     56

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......     57

SIGNATURES......................................................................     61

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     SONUS Pharmaceuticals, Inc. is engaged in developing proprietary ultrasound contrast agents and drug delivery systems for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. Ultrasound imaging is a widely used, non-invasive, cost-effective technique used to examine soft tissues, internal body organs and blood flow in the body. While contrast agents are widely-used in most other imaging modalities, ultrasound imaging is currently largely performed without the use of a contrast agent. Our first product under development, EchoGen(R) (perflenapent injectable emulsion), is a contrast agent designed to be administered to a patient prior to performing ultrasound studies to improve image quality. To date, over 2,200 patients and volunteers have participated in clinical trials of EchoGen. We believe that EchoGen will significantly improve the effectiveness of ultrasound imaging by increasing the reflectivity differential between the bloodstream which carries the contrast agent and the surrounding soft tissue being imaged.

     EchoGen is a stable, liquid emulsion based on our proprietary PhaseShift(TM) technology, which changes from microscopic liquid droplets of dodecafluoropentane ("DDFP") to gas microbubbles upon activation prior to patient administration. We believe that EchoGen has the following characteristics which we believe will provide physicians and sonographers the capability to improve ultrasound imaging:

     o long persistence which will allow physicians sufficient time to complete an EchoGen-enhanced ultrasound study;
     o limited attenuation (partial or total image blackout) allowing better image quality for physician analysis;
     o administration through a single bolus injection not requiring multiple injections or infusions during the course of an ultrasound examination;
     o convenient configuration in a non-refrigerated product kit with all required materials for patient administration, and;
     o safety profile resulting from preclinical and clinical trials conducted to date

     The above product characteristics have been established through our clinical trials. However, there can be no assurance that characteristics inconsistent with those from our clinical trials will be encountered in future use of the product. See "Certain Factors That May Affect Our Business and Future Results - Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

     In 1996, we filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for the approval to market EchoGen in the U.S. Since the NDA filing, we have had the following material correspondence with the FDA related to the filing:

     o In February 1998, we received an action letter from the FDA which indicated that the EchoGen NDA was considered inadequate for approval and cited certain deficiencies in the application;

     o In August 1998, we submitted an amendment to the FDA in response to the February 1998 FDA action letter;
     o In October 1998, we were notified by the FDA that the amendment filing was considered complete;
     o In April 1999, we received an "approvable letter" from the FDA. The approvable letter provided the conditions that must be satisfied before final approval of echocardiography indications; and
     o In September 1999, we submitted a formal response to the conditions of the approvable letter. The FDA has notified us that it expects to complete its review of our response by March 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions set forth in the approvable letter.

     No assurance can be given that the FDA will review the response to the approvable letter in a timely manner or that the FDA will ultimately approve the NDA. See "Certain Factors That May Affect Our Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

     A Marketing Authorization Application ("MAA") was submitted to the European Medicines Evaluation Agency ("EMEA") in 1996 for the approval to market EchoGen in the European Union ("E.U."). Since the MAA filing, we have had the following material correspondence with the EMEA related to the filing:

     o In July 1998, the EMEA granted a marketing authorization for EchoGen in the 15 countries of the E.U. on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies;
     o During 1998 and 1999, we submitted to the EMEA certain variations of our marketing authorization to bring the manufacturing process and specifications for European product in line with the process and specifications submitted to the FDA for approval in the U.S.
     o In 1999, we received notifications that the variations to our marketing license were approved by the EMEA with the final notification received in December 1999.

     In addition to EchoGen, we are also applying our proprietary technology to research and develop therapeutic products and additional diagnostic products. In 1997, we initiated development of a second ultrasound contrast agent, QW7437. Preclinical and clinical studies have suggested that QW7437 may have improved persistence in grayscale imaging of blood flow in tissue compared to EchoGen or other fluorocarbon-based contrast agents.

     We are also investigating the application of our technology in the development of drug delivery systems for therapeutic products. Our strategy is to apply our proprietary technology and capabilities in emulsion formulations to improve the bioavailability and reduce the toxicity of water insoluble compounds. Our plan is to enter into feasibility study agreements with companies who own active compounds, typically large pharmaceutical companies, to determine if our drug delivery strategy enhances their active compound. In December 1999, we entered into our first feasibility study agreement. Under this feasibility study agreement, we have agreed to use our reasonable best efforts to develop new formulations of an active compound and provide them to the pharmaceutical company for further evaluation. If the feasibility study is successful, our goal is to negotiate a development and license agreement with the pharmaceutical company. There can be no assurance that this feasibility study or any new feasibility studies will result in development or license agreements.

IMAGING OVERVIEW

     Medical imaging to diagnose and treat disease states and conditions has been an important element of medical treatment since the introduction of x-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. Medical imaging currently plays an important role in the diagnosis and treatment of disease states and conditions affecting the vascular and nervous systems and major organs such as the heart, kidney and liver. Industry sources indicate over 90 million soft tissue and organ imaging studies are performed annually in the U.S.

     The most widely used imaging modalities for soft tissues and organs include ultrasound, computed tomography ("CT"), magnetic resonance imaging ("MRI"), nuclear medicine and x-ray angiography. Each requires specialized equipment and has different patterns of use and applications. The imaging modality to be used is selected based on a variety of factors, including the particular disease state or condition to be studied, image quality, the cost of the study and the status of the patient in the patient management cycle. The use of image-enhancing contrast agents, which is crucial to some imaging modalities and has greatly clarified images obtained with others, has broadened the number of imaging applications. A contrast agent is a substance that is administered to the patient, typically intravenously or orally, to enhance the image by increasing the visibility of the blood vessels or body cavities, as well as other tissues and organs containing the contrast agent. It is estimated that approximately 33 million imaging studies utilizing contrast agents are performed annually in the U.S.

ULTRASOUND IMAGING

     Ultrasound for medical imaging purposes is a safe, non-invasive and relatively inexpensive method to provide images of most major soft tissues and organs. Initially used to image the general shape, size and structure of internal soft tissues and organs, advances in technology and scanning techniques have expanded its use to areas such as imaging of blood flow in soft tissues, organs and the vascular system as a means of determining the presence of a disease state or condition. Based on published reports, we believe that approximately 70 million ultrasound imaging procedures are performed annually in the U.S., of which a majority are for cardiology and radiology indications.

     Cardiac ultrasound, known as echocardiography, is used to assess the structure and function of the heart, providing information that assists the physician in the diagnosis and treatment of coronary artery disease, valvular disease and congenital heart defects. In an ultrasound study for radiology indications, the physician attempts to image soft tissues and organs such as the liver or kidney and to identify abnormalities and obstructions of the major veins and arteries of the body.

According to published reports, there are nearly 80,000 ultrasound systems installed in the U.S. in a majority of hospitals and clinics as well as in many physicians' offices.

     Ultrasound systems use high-frequency sound waves to produce real-time images. The sound waves emitted by the ultrasound transducer, which is placed on the skin or in a body cavity near the targeted area, are reflected by tissues and fluids, thus allowing the physician to view, characterize and define tissues and organs. The reflected sound waves, or echoes, are received and processed by the ultrasound system and displayed in real-time on the system's monitor. The intensity of the echoes received by the ultrasound system is proportional to the acoustical reflectivity of the tissue or fluid. With standard ultrasound imaging, known as grayscale for radiology applications or two-dimensional ("2D") for cardiology applications, the physician can diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs.

     In 1984, color Doppler ultrasound system enhancements were introduced that apply the principle that the frequency of sound waves reflected by moving objects is altered in proportion to their velocity (a Doppler frequency shift). These enhancements allow physicians to assess the hemodynamics (blood circulation through the body) of the patient based on the direction and speed of blood flow through the body as well as in the chambers and valves of the heart. However, since the velocity of blood flow measured by the Doppler ultrasound transducer is dependent upon the angle of the blood vessel in relation to skin surface, the use of Doppler enhancements for certain applications, such as the imaging of the renal artery, which is parallel to the skin, has been limited. The use of "power" Doppler systems, which are capable of measuring the variation of the intensity of signals that have undergone a Doppler frequency shift, has improved the diagnostic utility of ultrasound imaging systems by reducing much of the angle dependence of earlier generation Doppler systems and by allowing the imaging of smaller vessels and vessels with lower blood flow than could be imaged effectively with earlier systems.

     Beginning in 1996, the manufacturers of ultrasound equipment introduced systems with the optional capability to perform a new technique called harmonic imaging. Harmonic imaging utilizes the nonlinear properties of ultrasound contrast agents by transmitting sound waves at the fundamental transducer frequency but receiving at the first harmonic, which is twice the fundamental frequency. Because ultrasound contrast agents can act as non-linear resonators, they generate a harmonic signal. With an ultrasound system capable of receiving harmonic signals, this technique enhances the distinction between tissue and blood and extends the persistence of ultrasound contrast agents. Ultrasound equipment manufacturers continue to develop system software designed to take advantage of the unique properties of contrast agents and more recent developments have included: power harmonic imaging, flash echo imaging, pulse inversion imaging and real time perfusion imaging. However, all of these techniques are currently available only on premium priced ultrasound systems and most of the installed base of equipment cannot be upgraded. As a result, the majority of the installed base of ultrasound equipment is not capable of performing these new techniques as of the end of 1999.

     Despite such advancements in ultrasound equipment, ultrasound imaging without the use of contrast agents often produces images that are less defined and more difficult to interpret than images produced by other imaging modalities such as CT and MRI. For example, the depth and angle of certain organs or vessels within the body limit the use of ultrasound imaging because of the inability to receive echoes from deep within the body and the inability to see the entire length of certain vessels such as the renal artery. In addition, the low acoustic reflectivity of blood may limit the use of ultrasound imaging for vascular or perfusion imaging. Accordingly, while anatomical structures may be viewed effectively using ultrasound imaging, physiologic functions of the body, such as blood flow, are not monitored easily. As a further limitation, the lower velocity of blood flow in certain vessels of the body makes it difficult for ultrasound systems to detect Doppler frequency shift signals. For example, infections (abscesses) and tumors, which are characterized by lower velocity blood flow, may not be detected by most of today's ultrasound systems. As a result, many ultrasound procedures are non-diagnostic for technical reasons because the physician is not able to make a definitive diagnosis with the information that is provided by the ultrasound image.

ULTRASOUND CONTRAST AGENTS

     While the use of contrast agents in diagnostic imaging is well established and wide-spread in other imaging modalities, historically there has been a lack of commercially available ultrasound contrast agents. For many years, scientists have attempted to develop such agents by focusing primarily on methods to encapsulate air microbubbles that reflect the sound waves generated by the ultrasound system. The development of an effective contrast agent has been hampered by the lack of persistence of the microbubbles, or by the challenge that microbubbles were too fragile to pass through the lungs or too large to pass through small blood vessels. Persistence, size and stability of microbubbles are important characteristics given that, once injected in the bloodstream, the contrast agent must pass through the lungs, where gas exchange can eliminate the microbubbles before reaching the left chambers of the heart and before circulating throughout the vascular system.

     Cardiology Indications. We believe that an effective ultrasound contrast agent could improve echocardiography by allowing physicians to use left ventricular chamber opacification to assist in cardiac function assessment regionally, through wall motion analysis and globally, through ejection fraction measurements. Further, an ultrasound contrast agent, which is persistent and able to pass through small blood vessels, could allow physicians to assess myocardial perfusion to differentiate functioning cardiac tissue from ischemic (blood deficient) and infarcted (dead) tissue. The use of contrast-enhanced echocardiography in conjunction with exercise or pharmacological stress procedures could also assist in the differentiation of ischemia from infarction. In 1994, the FDA approved the first ultrasound contrast agent for use as an aid to enhance images of ventricular chambers and endocardial border (inner lining of the heart chamber) definition in patients with suboptimal echoes undergoing certain cardiac function studies. A second agent was approved in December 1997 which replaced the first agent. Our NDA for EchoGen, as amended, is currently under review by the FDA for approval of certain echocardiography indications. In addition, we believe that at least three other companies ultrasound contrast agents are being reviewed by the FDA and several others are in clinical trials for echocardiography indications.

     Radiology Indications. We believe that the development of an effective ultrasound contrast agent could improve the capabilities of ultrasound imaging for radiology indications, including diagnostic imaging of kidney, liver, prostate and peripheral vascular diseases, by increasing the visibility of blood flow and blood flow patterns, and by improving the detection of small lesions or structures deep within the body, where acoustic energy is lost as the transmitted acoustical beam passes through the body. For microvascular indications (the diagnosis of disease states and conditions through the analysis of patterns of small vessel blood flow), ultrasound contrast agents may allow the physician to identify lesions, tumors or other diseases in the liver, kidneys, prostate and other tissues and organs. In macrovascular indications (the diagnosis of disease states and conditions of the major arteries and veins of the body), an effective ultrasound contrast agent may aid in the detection of strokes and pre-stroke conditions through visualization of intracranial (within the skull) blood vessels, atherosclerosis, vascular graft patency and peripheral vascular thrombosis, a major cause of pulmonary emboli (blood clots in the pulmonary artery and the lungs). Although we have conducted clinical trials for radiology indications for EchoGen, our NDA for EchoGen, as amended, does not include radiology indications. There are no FDA approved ultrasound contrast agents for intravascular radiology indications although we believe that at least one ultrasound contrast agent for intravascular radiology indications is being reviewed by the FDA and that several others are in clinical trials.

SONUS TECHNOLOGY AND PRODUCTS

ECHOGEN

     We have primarily focused our research and development efforts to date on the development of EchoGen, which is injected as small microbubbles into the bloodstream that persist long enough to permit completion of ultrasound diagnostic studies and which can be manufactured and packaged with an acceptable shelf life. To develop EchoGen, initial efforts focused on identifying a chemical agent that exhibited the desired properties of long persistence and the ability to form small microbubbles during administration. After studying over 400 chemicals, primarily fluorocarbons, we selected dodecafluoropentane ("DDFP") to develop as a potential ultrasound contrast agent. DDFP exists as a liquid while stored at room temperature but changes into a gas through an activation procedure performed just prior to administration to the patient. This process, which we call the PhaseShift(TM) process, leads to the injection of microbubbles into the patient's bloodstream that are small enough to pass through the lungs and circulate in the vascular system. EchoGen is a stable, 2% emulsion of DDFP, that through the PhaseShift process creates microbubbles, packaged in vials and easily administered to the patient with a single peripheral venous injection prior to or during the ultrasound study. Based on studies conducted to date, we believe EchoGen has a useful shelf life of 18 months at room temperature.

     We believe that EchoGen has the following characteristics which we believe will provide physicians and sonographers the capability to improve ultrasound imaging:

     o Long Persistence. Based on results from clinical trials, we believe that EchoGen is sufficiently persistent to enhance typical cardiology and radiology studies. The period of enhancement of EchoGen varies depending upon numerous factors. In Phase 3 studies of cardiac function, where 2D grayscale is the preferred imaging modality, EchoGen enhanced images for approximately three to five minutes. In clinical studies of radiology indications where color Doppler is the primary imaging modality, EchoGen enhanced images for an average of approximately fifteen minutes.
     o Limited Attenuation. Our clinical trials of EchoGen have also demonstrated image enhancement with minimal attenuation. Attenuation is an undesirable effect of contrast agents whereby the backscatter of reflective soundwaves causes part or all of the image to blackout or disappear until the concentration of microbubbles in the blood stream dissipates.
     o Single Bolus Injection. EchoGen is administered with a single bolus injection and does not require multiple injections or infusions during the course of an ultrasound procedure.
     o Convenient Product Configuration. We intend to supply EchoGen in a procedure kit which provides all of the materials required to administer the product and which does not require refrigeration.
     o Safety. Results from preclinical and clinical trials conducted to date indicate that DDFP, the active ingredient of EchoGen, is substantially excreted from the body through the lungs within 25 minutes of administration without metabolic changes. Some patients experience transient side effects such as feeling of warmth, taste perversion and/or headache. In addition, EchoGen contains no human blood products which eliminates the potential risk of anaphylactoid (allergic) reactions or blood borne diseases.

     The above product characteristics have been established through our clinical trials. However, there can be no assurance that characteristics inconsistent with those from our clinical trials will be encountered in future use of the product. See "Certain Factors That May Affect Our Business and Future Results - Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

QW7437

     In 1997, we initiated development of a second ultrasound contrast agent, QW7437. Preclinical studies and Phase 1 clinical studies in Europe have suggested that QW7437 may have improved persistence in grayscale imaging of blood flow in tissue compared to EchoGen or other fluorocarbon-based contrast agents. Such grayscale tissue imaging may have application in assessing perfusion (blood flow) in the microvasculature of the myocardium (heart muscle tissue). Imaging myocardial perfusion may help clinicians assess the area of risk of the myocardium during coronary occlusion, the size of an infarct following reperfusion, the presence of flow limiting narrowings in coronary arteries, the amount of collateral blood flow, and the success of therapeutic interventions such as coronary angioplasty. See "Certain Factors That May Affect Our Business and Future Results - Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

DRUG DELIVERY AND QW8184

     We are also investigating the development of drug delivery systems including the application of our proprietary technology and capabilities in emulsion formulations to improve the bioavailability and reduce the toxicity of water insoluble compounds. QW8184 is our first project in the application of our emulsion technology for drug delivery systems. QW8184 is a proprietary formulation of paclitaxel, the active ingredient in Taxol(R), a widely used oncology drug. Based on preclinical studies to date, we believe QW8184 may enable the administration of paclitaxel in a bolus administration and also believe it may result in an improved safety profile. Taxol is currently administered by infusion and requires premedication with other drugs to minimize certain side effects.

     Our strategy is to enter into feasibility study agreements with companies who own active compounds, typically large pharmaceutical companies, to determine if our drug delivery strategy enhances their active compound. In December 1999, we entered into our first feasibility study agreement. Under this feasibility study agreement, we have agreed to use our reasonable best efforts to develop new formulations of an active compound and provide them to the pharmaceutical company for further evaluation. If the feasibility study is successful, our goal is to negotiate a development and license agreement with the pharmaceutical company. However, there can be no assurance that this feasibility study or any new feasibility studies will result in development or license agreements. See "Certain Factors That May Affect Our Business and Future Results - Uncertainty Associated with Drug Delivery Technology."

STRATEGIC ALLIANCES

     Our strategy is to enter into strategic alliances to facilitate the development, manufacture and distribution of our products.

ABBOTT LABORATORIES

     In 1993, our company and Abbott Laboratories ("Abbott"), a worldwide manufacturer of health care products, entered into a supply agreement relating to EchoGen (the "Supply Agreement"). Under the Supply Agreement, Abbott agreed to develop the manufacturing process, assist us in FDA submissions and manufacture and sell the product to us for an initial five-year period after FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott is supplying us with most of our product requirements for EchoGen clinical trials. We have agreed to purchase a portion of the U.S. commercial requirements of EchoGen if FDA approval is obtained.

     In 1996, we entered into two agreements with Abbott for the marketing and selling of our ultrasound contrast agents, including EchoGen, in: (1) the United States (the "Abbott U.S. Agreement") and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries ("Abbott International Agreement"). In January 1999, we amended the Abbott U.S. Agreement (the "Amended Abbott U.S. Agreement").

     Under the Amended Abbott U.S. Agreement, Abbott agreed to make certain payments to us, primarily conditioned upon the achievement of regulatory approval and certain commercialization milestones potentially totaling $31.0 million, of which we have received $23.0 million as of December 31, 1999. In addition, Abbott has agreed to pay us 47% of net EchoGen revenues in the U.S., a portion of which we must use to fund our responsibilities under the Amended Abbott U.S. Agreement. Subject to early termination, the agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott purchased in 1996, for $4.0 million, warrants to acquire 500,000 shares of our common stock. The warrants are exercisable over five years at $16.00 per share.

     In February 2000, we entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the U.S. subject to our obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. Abbott's option terminates on March 31, 2000. No financial payments will be made during the period of Abbott's option. If Abbott elects to market and sell EchoGen in the U.S., the parties have agreed to negotiate an amendment by April
30, 2000 to reflect any changes in responsibilities of the parties, the status of regulatory approval and current market conditions. If Abbott elects to terminate the Amended Abbott U.S. Agreement by March 31, 2000, Abbott will have no further economic or other responsibilities under the Amended Abbott U.S. Agreement and all rights and marketing materials related to EchoGen will be returned to us. We have also agreed with Abbott to amend the Supply Agreement under which Abbott manufactures EchoGen for us. If the Amended Abbott U.S. Agreement is terminated, Abbott will manufacture EchoGen for a period of two years following FDA approval, if obtained, but in no event later than July 1, 2002, during which time Abbott will transfer EchoGen manufacturing responsibility, processes and data to us or a third party selected by us. There can be no assurance that Abbott will elect its option to market and distribute EchoGen in the U.S., or even if Abbott should determine to do so, that we and Abbott will agree on mutually acceptable revisions to the Amended Abbott U.S. Agreement by April 30, 2000. Furthermore, there can be no assurance that in the event of termination of the Amended Abbott U.S. Agreement, that we can successfully market and distribute EchoGen, or that we will be successful in obtaining other partners to market and distribute EchoGen, or that we will be able to locate and qualify an alternative manufacturer of EchoGen.

     In October 1999, our company and Abbott Laboratories International Division ("Abbott International") restructured the Abbott International Agreement. As of the date of restructuring, Abbott International has paid $14.7 million to us under the Abbott International Agreement. Under the restructured agreement, Abbott International has returned all exclusive marketing rights to EchoGen to us. We have agreed to share with Abbott International, 21% of our net profits from the sale of EchoGen and will also share 50% of any up-front license fees paid to us by new partners, of which 50% will be credited against the share of net profits that we will pay to Abbott International. We have commenced discussions with new potential marketing partners for the Abbott International territories. No assurance can be given that we will secure new marketing partners for the territories under the Abbott International Agreement.

     Under the restructured international agreement, Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, our second ultrasound contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the option period, and thereafter if it elects its option to co-market QW7437. In the event the Amended Abbott U.S. Agreement is terminated, Abbott International's rights to a percentage of our profits or upfront license fees and co-marketing rights to QW7437 will terminate.

     We cannot give any assurance that we will receive any additional funding or milestone payments under the Amended Abbott U.S. Agreement. If our relationship with Abbott were to terminate or if the form of existing agreements is modified in a manner materially adverse to us, it could have a material adverse effect on our business, financial condition and results of operation. See "Certain Factors That May Affect Our Business and Future Results - Dependence on Third Parties for Funding, Clinical Development and Distribution."

DRUG DELIVERY FEASIBILITY STUDY

     We believe our drug delivery technology can be applied to the formulation of many water insoluble active compounds which are either currently in use or being investigated as therapeutic agents. Our strategy is to enter into feasibility study agreements with companies who own active compounds, typically large pharmaceutical companies, to determine if our drug delivery technology enhances their active compound. In late 1999, we entered into our first feasibility study agreement. Under this feasibility study agreement, we have agreed to use our reasonable best efforts to develop new formulations of an active compound and provide them to the pharmaceutical company for further evaluation. If the feasibility study is successful, our goal is to negotiate a development and license agreement with the pharmaceutical company. However, there can be no assurance that this feasibility study or any new feasibility studies will result in development or license agreements.

STATUS OF CLINICAL TRIALS

     We use academic institutions and clinical research organizations to conduct and monitor our clinical trials. The E.U. marketing authorization and the NDA under review by the FDA for EchoGen is primarily based on the results of two pivotal Phase 3 echocardiography clinical trials. These pivotal trials were conducted from late 1995 to early 1996 at 19 sites in the U.S. to evaluate the safety and efficacy of EchoGen in improving the use of echocardiography to assess cardiovascular disease in patients who previously had a suboptimal (non-diagnostic) echo exam. Based on an evaluation of EchoGen's efficacy by independent blinded reviewers, EchoGen significantly increased the proportion of patients with optimal echocardiograms. After the baseline exam, only 5 to 21% of exams were optimal, compared with 47 to 90% of exams following administration of EchoGen. Based on evaluations made by the principal investigators of the study, EchoGen led to an increased diagnostic confidence in 76% of the patients, disclosed findings not present at baseline in 63%, and prevented the need for further studies in 19% of patients. These clinical trials provide the basis for our EchoGen NDA which has been deemed approvable by the FDA subject to certain conditions which we believe have now been addressed. However, there can be no assurance that the EchoGen NDA will obtain final FDA approval. See "Certain Factors That May Affect Our Business and Future Results - Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

SAFETY RESULTS OF ECHOGEN

     In analyzed clinical trials with 2,230 patients and volunteers utilizing the current formulation of EchoGen, there were no findings that we believe would suggest a toxicologic or pharmacologic response to the administration of EchoGen. There were no effects on organ function, blood chemistry, hematologic or urinalysis results. Adverse events that were considered possibly, probably or definitely related to EchoGen administration were experienced by 10.2% of patients. Those events occurring in greater than 1% of patients include feeling of warmth and flushing (3.1%), taste perversion (1.3%) and headache (1.8%). The events were usually mild, occurred within 30 minutes of injection, generally required no treatment and left no lasting aftereffects. See "Certain Factors That May Affect Our Business and Future Results - Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

ADDITIONAL STUDIES OF ECHOGEN

     In addition to the pivotal echocardiology clinical trial, recent clinical trials investigating the use of EchoGen in additional applications are shown below:

Application                               Clinical Phase    Number of Patients
-----------                               --------------    ------------------

Pharmacologic and exercise stress             Phase 3               275
echocardiography

Detection of prostate cancer                  Phase 3               213

Three-dimensional measurement of left         Phase 2               90
ventricular volume

     The commercialization of EchoGen for new indications, beyond those contained in the E.U. marketing authorization or in the NDA under review, will require approval of separate regulatory submissions based on extensive additional clinical testing. There can be no assurance the clinical trial results from the above or future trials will demonstrate any efficacy or will be adequate for regulatory approval.

     None of our products have been approved by the FDA and there can be no assurance that such approval will be obtained. See "Certain Factors That May Affect Our Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process; and Unproven Safety and Efficacy; Uncertainty of Clinical Trials."

MARKETING AND DISTRIBUTION

     In 1996, we entered into two agreements with Abbott for the marketing and selling of ultrasound contrast agents, including EchoGen, in: (1) the United States, the Abbott U.S. Agreement and; (2) the Abbott International Agreement. In January 1999, we amended the Abbott U.S. Agreement.

     In February 2000, we entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the U.S. subject to our obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. The option expires March 31, 2000. There can be no assurance that Abbott will elect their option to market and distribute EchoGen in the U.S. or even if Abbott should determine to do so, that, our relationship with Abbott will be successful. Furthermore, there can be no assurance that in the event of termination of the Amended Abbott U.S. Agreement, that we can successfully market and distribute EchoGen or that we will be successful in obtaining other partners to market and distribute EchoGen. See "Certain Factors That May Affect Our Business and Future Results - Dependence on Third Parties for Funding, Clinical Development and Distribution."

     In October 1999, our company and Abbott International restructured the Abbott International Agreement. Under the restructured agreement Abbott International has returned all exclusive marketing rights to EchoGen to us. In the event the Amended Abbott U.S. Agreement is terminated, Abbott International's rights to a percentage of our profits or upfront license fees and co-marketing rights to QW7437 will terminate. We are currently in discussions with potential partners for the distribution and marketing of EchoGen in certain countries of the E.U. No assurance can be given that we will secure new marketing partners for the territories under the Abbott International Agreement. See "Strategic Alliances." See "Certain Factors That May Affect Our Business and Future Results - Dependence on Third Parties for Funding, Clinical Development and Distribution."

MANUFACTURING

     We have used three outside FDA-certified organizations to manufacture EchoGen under current Good Manufacturing Practices ("GMP") requirements for our use in preclinical and clinical studies and have also used one of these organizations to produce QW7437. We produce non-GMP batches of EchoGen at our facilities as part of the ongoing development of the product.

     We have entered into an agreement with Abbott pursuant to which Abbott has agreed to scale-up, manufacture and sell EchoGen to us, packaged in final dosage form for a period of five years from the date of FDA approval, subject to automatic renewal unless otherwise terminated by either party with 12 months prior notice. Abbott has produced EchoGen in commercial-scale lots for use by us in our clinical trials. EchoGen is manufactured from raw materials supplied to Abbott by us. Under the agreement, we must purchase certain of our requirements of EchoGen, and we have retained the right to manufacture or to have a third party manufacture a portion of our requirements. In addition, Abbott has agreed to supply a kit into which EchoGen will be packaged along with other items used in the administration of the product. We have also agreed with Abbott to amend the Supply Agreement under which Abbott manufactures EchoGen for us. If the Amended Abbott U.S. Agreement is terminated, Abbott will manufacture EchoGen for a period of two years following FDA approval, if obtained, but in no event later than July 1, 2002, during which time Abbott will transfer EchoGen manufacturing responsibility, processes and data to us or a third party selected by us. The inability of Abbott or any alternative contract manufacturer to manufacture and supply us with EchoGen or the kit would have a material adverse effect on our business, financial condition and results of operations. See "Strategic Alliances" and "Certain Factors That May Affect Our Business and Future Results."

     The active chemical ingredients in EchoGen, DDFP and PEG Telomer B (a surfactant) are manufactured by a limited number of vendors. In 1998, we entered into a commercial supply agreement for one of these raw materials. In the event that EchoGen is approved by the FDA, we are obligated to purchase certain minimum quantities of the material over a five-year period. The inability of this or any other vendors to supply raw materials to us could delay the manufacture of, or cause us to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on our business, financial condition and results of operations. We believe the other raw materials of EchoGen are readily available from various suppliers.

RESEARCH AND DEVELOPMENT

     We currently conduct research and development activities at our facilities. We also engage in certain research, preclinical studies and clinical development efforts at universities and other institutions. Our primary research and development efforts to date have been directed at the development and application, including clinical trials, of EchoGen, QW7437 and QW8184. In addition, we are conducting research in other applications of our proprietary technology in the areas of intravascular and oral drug delivery.

     We incurred expenses of approximately $5.6 million, $10.5 million and $11.6 million on research and development in fiscal 1999, 1998 and 1997, respectively.

GOVERNMENT REGULATION - DRUG APPROVAL PROCESS

     Regulation by governmental authorities in the U.S. and other countries is a significant factor in the production and marketing of our products and in our ongoing research and development activities. In order to undertake clinical tests, to produce and to market products for human diagnostic or therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

     (i) preclinical studies including laboratory evaluation and animal studies;
     (ii) submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence;
     (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;
     (iv) submission to the FDA of an NDA with respect to the drug, which application is not automatically accepted by the FDA for consideration; and
     (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") requirements applicable to the production of pharmaceutical agents.

     Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

     Clinical trials involve the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is approved and monitored by an independent Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, informed consents, the safety of human subjects and the possible liability of the institution conducting a clinical study.

     Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase 1, the initial introduction of the drug to humans or the first studies involving new routes of administration or unusual conditions, such as stress echocardiography, the drug is tested for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology in healthy adult subjects. Phase 2 involves detailed evaluation of safety and efficacy of the drug in a range of doses in patients with the disease or condition being studied. Phase 3 trials consist of larger scale evaluation of safety and efficacy and may require greater patient numbers, depending on the clinical indications for which marketing approval is sought.

     The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further time-consuming review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the drug.

     The following details certain events in the FDA approval process for the EchoGen NDA to date:

     o In 1996, we submitted an NDA for EchoGen to the FDA based on the data from the Phase 3 clinical trials for cardiology and radiology indications. The FDA accepted the NDA as filed in September 1996;
     o In 1997, the FDA informed us that a Medical Imaging Drug Advisory Committee meeting was not necessary to complete the review of the NDA for EchoGen;

     o In February 1998, we received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application;
     o In August 1998, we submitted an amendment to the FDA in response to the February 1998 FDA letter and, in October 1998, we were notified by the FDA that the amendment filing was considered complete;
     o In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter provided the conditions that must be satisfied before final approval.
     o In September 1999, we submitted a formal response to the conditions of the approvable letter. The FDA has notified us that it expects to complete its review on our response by March 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions set forth in the approvable letter.

     No assurance can be given that the FDA will review the response to the approvable letter in a timely manner or that the FDA will ultimately approve the NDA. See "Certain Factors That May Affect Our Business and Future Results - Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process."

     Sales of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the E.U., the general trend has been towards coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each E.U. country.

     In 1996, we submitted a MAA to the EMEA for EchoGen under the new centralized application procedures whereby a generally binding approval is obtained by a single application, valid for all 15 nations of the E.U., including the U.K., Ireland, France, Germany, Italy, Spain, Portugal, Sweden, Finland, Denmark, Belgium, Luxembourg, the Netherlands, Greece and Austria.

     The following details certain events in the EMEA approval process for our EchoGen MAA to date:

     o In March 1998, the EMEA's CPMP issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies;
     o In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the E.U.;
     o During 1998 and 1999, we submitted to the EMEA certain variations of our marketing authorization to bring the manufacturing process and specifications for European product in line with the process and specifications submitted to the FDA for approval in the U.S.
     o In 1999, we received notifications that the variations to our marketing license were approved by the EMEA with the final notification received in December 1999.

See "Certain Factors That May Affect Our Business and Future Results - Ability to Attract and Retain New Partnerships"

     The level of regulation in other foreign jurisdictions varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain foreign markets, we may be subject to governmentally mandated prices for EchoGen. We are and may be subject to regulation under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. We also will be subject to other present and possible future local, state, federal and foreign regulations.

COMPETITION

     The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound contrast agents is intense and expected to increase. Although there is currently only one FDA approved ultrasound contrast agent being marketed in the U.S. for certain cardiology applications, there are, to our knowledge, four other ultrasound contrast agents, including EchoGen, that have been submitted to the FDA for approval and we believe that other medical and pharmaceutical companies are conducting clinical trials with ultrasound contrast agents. In addition, there are three ultrasound contrast agents, including EchoGen, approved for marketing in certain countries in Europe for certain cardiology and/or radiology indications and we believe that other ultrasound contrast agents are under European regulatory review. We also believe that other medical and pharmaceutical companies will compete with us in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. We expect that competition in the ultrasound contrast agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although we believe that if EchoGen is approved for commercial sale in the U.S., EchoGen will be well-positioned to compete successfully, there can be no assurance that we will be able to do so. Many of our competitors and potential competitors have substantially greater financial, technical and human resources than us and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA or foreign jurisdictional approval for their products more rapidly than us. Generally, products that reach the market first have a market advantage. In addition, other technologies or products such as advancements in ultrasound equipment may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render our technology and products noncompetitive or obsolete. See "Certain Factors That May Affect Our Business and Future Results - Competition and Rick of Technological Obsolescence."

PATENTS AND PROPRIETARY RIGHTS

     We consider the protection of our technology to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we are seeking patent protection in certain foreign countries in order to protect our proprietary rights to inventions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. We have filed patent applications in the U.S. and in over 40 foreign countries relating to our principal technologies. In the U.S., 12 patents have been issued to us, the claims of which are primarily directed to ultrasound contrast media that include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations. We have been involved in administrative proceedings and have initiated a patent infringement suit against one of our competitors. See "Legal Proceedings" and "Certain Factors That May Affect Our Business and Future Results - Dependence on Patents and Proprietary Rights."

     Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors or others will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products would have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office ("PTO") or in proceedings before foreign agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management. Two of our 12 U.S. patents, U.S. 5,573,751 (`751) and U.S. 5,558,094 (`094), have been re-examined by the PTO in four separate proceedings. In 1998, we announced we received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original `094 and `751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process. See "Legal Proceedings."

     In August 1999, we entered into an agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane, the gas used in our ultrasound contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners. Under the agreement, Nycomed has paid us a license fee of $10.0 million. In addition, both companies have agreed to pay royalties to each other based on future sales of our respective ultrasound contrast agents.

     Also, under the agreement, we transferred to Nycomed the responsibilities and legal costs associated with our patent infringement litigation with Molecular Biosystems and Mallinckrodt Medical Inc. ("Mallinckrodt"). See "Legal Proceedings."

     We have obtained registered trademarks for our corporate name and for EchoGen in the U.S. and certain foreign countries. There can be no assurance that the registered or unregistered trademarks or trade names of our company will not infringe upon third party rights or will be acceptable to regulatory agencies such as the FDA. The requirement to change our trademarks or trade name could entail significant expenses and could have a material adverse effect on our business, financial condition and results of operations.

     We also rely on unpatented trade secrets, proprietary know-how and continuing technological innovation which we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or know-how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques. See "Certain Factors That May Affect Our Business and Future Results - Dependence on Patents and Proprietary Rights."

PRODUCT LIABILITY

     The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We maintain liability insurance for possible claims arising from the use of our products in clinical trials with limits of $5.0 million per claim and in the aggregate. Although we have never been subject to a product liability claim, there can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations. Further, if EchoGen is approved by the FDA, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

HUMAN RESOURCES

     As of February 1, 2000, we had 43 employees, 31 engaged in research and development, regulatory, clinical and manufacturing activities, and 12 in marketing and administration. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

     FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. EXAMPLES OF THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO:

     o THE SUBMISSION OF APPLICATIONS FOR AND THE TIMING OR LIKELIHOOD OF MARKETING APPROVALS FOR ONE OR MORE INDICATIONS;
     o    MARKET ACCEPTANCE OF OUR PRODUCTS;
     o OUR ANTICIPATED FUTURE CAPITAL REQUIREMENTS AND THE TERMS OF ANY CAPITAL FINANCING;
     o THE DECISION OF ABBOTT TO MARKET OUR PRODUCTS IN THE U.S., OUR ABILITY TO LOCATE AND ENTER INTO AGREEMENTS WITH DISTRIBUTORS FOR INTERNATIONAL TERRITORIES, OR WITH OTHER PARTIES IN THE U.S., IF ABBOTT SHOULD DETERMINE NOT TO MARKET OUR PRODUCTS IN THE U.S.;
     o OUR ABILITY TO IDENTIFY AND ENTER INTO ACCEPTABLE ARRANGEMENTS WITH ALTERNATIVE SOURCES OF SUPPLY OF ECHOGEN SHOULD ABBOTT DETERMINE NOT TO CONTINUE TO MANUFACTURE ECHOGEN;
     o    THE PROGRESS AND RESULTS OF CLINICAL TRIALS;
     o THE TIMING AND AMOUNT OF FUTURE MILESTONE PAYMENTS, PRODUCT REVENUES AND EXPENSES; AND
     o    THE ANTICIPATED OUTCOME OR FINANCIAL IMPACT OF LEGAL MATTERS.

WHILE THESE STATEMENTS MADE BY US ARE BASED ON MANAGEMENT'S CURRENT BELIEFS AND JUDGMENT, THEY ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY. IN EVALUATING SUCH STATEMENTS, STOCKHOLDERS AND INVESTORS SHOULD SPECIFICALLY CONSIDER A NUMBER OF FACTORS AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED IN THE TEXT AND THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING FOOTNOTES IN THIS REPORT AND THE RISK FACTORS SET FORTH BELOW AND AS DETAILED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FOLLOWING FACTORS, AMONG OTHERS.

     Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. We are subject to uncertain governmental regulatory requirements and a lengthy approval process for our products prior to any commercial sales of our products. The development and commercial use of our products is regulated by the FDA, EMEA and comparable foreign regulatory agencies. The regulatory approval process for new ultrasound contrast agents, including required preclinical studies and clinical trials, is lengthy and expensive.

     In 1998, we received an action letter from the FDA which indicated that the review of the EchoGen NDA was completed and the application was considered inadequate for approval, citing certain deficiencies in the application. In August 1998, we submitted an amendment to the FDA in response to the February 1998 FDA action letter. In April 1999, we received an "approvable letter" from the FDA for EchoGen. The approvable letter provided the conditions that must be satisfied before final approval. In September 1999, we submitted a formal response to the conditions set forth in the approvable letter. The FDA has notified us that it expects to complete its review of our response by March 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions set forth in the approvable letter. No assurance can be given that the FDA will review the response to the approvable letter in a timely manner or that the FDA will ultimately approve the NDA.

     Our company, and any collaborative partners may encounter significant delays or excessive costs in our efforts to secure necessary approvals. There can be no assurance that the necessary FDA and other regulatory approvals will be obtained in a timely manner, if at all. We cannot predict if or when any of our products under development will be commercialized.

     Future U.S. or foreign legislative or administrative actions also could prevent or delay regulatory approval of our products. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored drug. See "Government Regulations."

     Unproven Safety and Efficacy; Uncertainty of Clinical Trials. We currently have only two products, EchoGen and QW7437, that have been investigated in human clinical trials. Although EchoGen has received EMEA approval for marketing in Europe, our application for approval for marketing in the U.S. is currently under review by the FDA. There can be no assurance that the FDA will not require additional clinical trials, or that such trials if begun, will demonstrate any efficacy or will be completed successfully in a timely manner, if at all. See "Status of Clinical Trials" and "Government Regulations." In addition, EMEA approval and the amended FDA filing for approval of EchoGen only relate to certain cardiology applications. We believe EchoGen may be used in other applications, such as liver, kidney, peripheral vascular, prostate and stress echocardiography exams. Also, we have investigated EchoGen and QW7437 in limited clinical trials for application in assessing myocardial perfusion. Each of those applications will require specific clinical studies to support submissions to regulatory authorities for expanded labeling in those applications which will be lengthy and expensive. Failure to complete successfully any of our clinical trials on a timely basis or at all may have a material adverse effect on our business, financial condition and results of operations. In clinical trials to date, adverse events related to the final formulation of EchoGen have been infrequent, generally mild and transient, and have included feelings of warmth, taste perversion and/or headache. There can be no assurance that more serious side effects will not be encountered in future trials.

     History of Operating Losses; Uncertainty of Future Financial Results. Our future financial results are uncertain. Although we reported net income of $0.4 million, $1.0 million and $1.7 million for the years ended December 31, 1999, 1997 and 1996, respectively, we reported a net loss of $11.2 million in 1998 and have experienced significant accumulated losses since our inception in 1991, and are expected to incur net losses in the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our operating expenses will increase significantly in the future as we prepare for the anticipated commercialization of EchoGen, if U.S. regulatory approval is obtained, and as we increase our research and development expenditures on new products. However, there can be no assurance that we will obtain the regulatory approvals necessary to generate product revenues. If we are unable to generate significant product revenues, we may incur substantial losses. Moreover, even if we generate significant product revenues, there can be no assurance that we will be able to sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

     o the timing of fees and milestone payments, if any, made under the Amended Abbott U.S. Agreement;
     o    the entering into of new product license agreements;
     o    the timing and costs of clinical trials; and
     o    costs related to obtaining, defending and enforcing patents.

     Future Capital Requirements and Uncertainty of Additional Funding. Our development efforts to date have consumed substantial amounts of cash and we have generated only limited revenues from payments received from our contractual agreements. There can be no assurance that we will continue to receive such payments in the future. We expect that our cash requirements will increase significantly in the future, and there can be no assurance that such cash requirements will be met on satisfactory terms, if at all. Our future capital requirements depend on many factors including:

     o our ability to obtain and retain continued funding from third parties under contractual agreements;
     o    the ability to maintain our bank line of credit;
     o    the time and costs required to gain regulatory approvals;
     o    our progress on research and development programs and clinical trials;
     o the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
     o    the costs of marketing and distribution;
     o    the status of competing products;
     o the market acceptance and third-party reimbursement of our products, if approved; and
     o the cost of defending, and any damages or settlement payments that may be paid pursuant to legal proceedings.

     There can be no assurance that additional regulatory approvals will be achieved or achieved in the near-term or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to existing stockholders. If we are unable to raise additional financing, we would be required to curtail or delay the development of our products and new product research and development.

     Dependence on Third Parties for Funding, Clinical Development and Distribution. We are dependent on Abbott and other third parties for funding and performance of a variety of activities including research, clinical development, manufacturing, marketing and distributing our products. We have entered into agreements with Abbott for the manufacturing, marketing and distribution of EchoGen in the U.S. There can be no assurance that the collaboration will continue or be successful. In February 2000, we entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the United States subject to obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. Abbott's option terminates on March 31, 2000. If Abbott elects to market and sell EchoGen in the United States, the parties have agreed to negotiate a revision to the Amended Abbott U.S. Agreement by April 30, 2000 to reflect any changes in responsibilities of the parties, the status of regulatory approval and current market conditions. There can be no assurance that Abbott will elect its option to market and distribute EchoGen in the U.S., or even if Abbott should determine to do so, that we and Abbott will agree on mutually acceptable revisions to the Amended Abbott U.S. Agreement by April 30, 2000. If the Amended Abbott U.S. Agreement is terminated, Abbott will continue to manufacture EchoGen following FDA approval for a period of two years, but in no event later than July 1, 2002 under the Supply Agreement with Abbott. There can be no assurance that in the event of termination of the Amended Abbott U.S. Agreement that we can successfully market and distribute EchoGen, or that we will be successful in obtaining other partners to market and distribute EchoGen. If these arrangements with third parties, including Abbott, are terminated or the collaborations are not successful, we will not receive scheduled milestone and funding payments and will be required to identify alternative partners for research, clinical development, manufacturing and/or marketing and distribution, which could have a material adverse effect on our business, financial condition and results of operations. See "Strategic Alliances."

     Competition and Risk of Technological Obsolescence. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of ultrasound contrast agents is intense and expected to increase. Although there is currently only one FDA approved ultrasound contrast agent being marketed in the U.S. for certain cardiology applications, there are to our knowledge, three other ultrasound contrast agents that have been submitted by other companies to the FDA for approval and we believe that other medical and pharmaceutical companies are in clinical trials with ultrasound contrast agents. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of ultrasound contrast agents. We expect that competition in the ultrasound contrast agent field will be based primarily on efficacy, safety, ease of administration, breadth of approved indications and physician, healthcare payor and patient acceptance. Although we believe that if EchoGen is approved for commercial sale, EchoGen will be well-positioned to compete successfully, there can be no assurance that we will be able to do so. Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than us. In addition, other technologies or products such as advancements in ultrasound equipment may be developed that have an entirely different approach or means of accomplishing the enhancement of ultrasound imaging or other imaging modalities that would render our technology and products noncompetitive or obsolete.

     Limited Manufacturing Experience; Dependence on Limited Contract Manufacturers and Suppliers. We currently rely primarily on Abbott to produce EchoGen for research and development and clinical trials. Abbott's manufacturing site is subject to routine FDA and other regulatory inspections of its manufacturing practices. In addition, there are a limited number of contract manufacturers that operate under GMP regulations, as required by the FDA. Unless we develop an in-house manufacturing capability or we are able to identify and qualify alternative contract manufacturers, we will be entirely dependent on Abbott for the manufacture of EchoGen. There can be no assurance that our reliance on Abbott for the manufacture of our products will not result in interruptions, delays or stoppages in the supply of EchoGen, or, if Abbott elects its option to terminate the Amended Abbott U.S. Agreement, that we will be able to identify and qualify alternative manufacturers. The active chemical ingredients in EchoGen, DDFP and PEG Telomer B (a surfactant) are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacture of, or cause us to cease the manufacturing of, EchoGen. Any such delay or cessation could have a material adverse effect on our business, financial condition and results of operations. See "Manufacturing" and "Strategic Alliances."

     Lack of Marketing and Sales Experience. We currently have no sales, marketing or distribution capability. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. In 1996, we entered into an agreement with Abbott to market and distribute EchoGen in the U.S. In February 2000, we entered into an amendment that provides Abbott the option to amend or terminate this agreement by March 31, 2000. There can be no assurance that Abbott will elect to market our products and that, even if they do elect to market our products, they will be successful in marketing our products. In the event that Abbott terminates our Amended Abbott U.S. Agreement, we would be required to market our products directly and develop a marketing and sales force with technical expertise and with supporting distribution capabilities or contract with third parties to provide such services. We may not be able to establish in-house sales and distribution capabilities or find alternative marketing and distribution partners or relationships with third parties. Any such failure to establish our own marketing capabilities or relationships with third parties could have a material adverse effect on our business, financial condition and results of operations. See "Manufacturing" and "Strategic Alliances."

     In the E.U., our strategy is to market EchoGen through new marketing and distribution agreements and we are currently in discussions with potential partners for the distribution and marketing of EchoGen in certain countries of the E.U. There can be no assurance that we will be successful in securing new marketing or distribution partners for territories outside the U.S. or if secured, these relationships will be successful. Any such failure to establish our own marketing capabilities or relationships with third parties could have a material adverse effect on our business, financial condition and results of operations. See "Strategic Alliances."

     Uncertainty of Market Acceptance. Currently there is only one FDA approved ultrasound contrast agent being marketed in the U.S. and the general market acceptance of contrast agents for ultrasound imaging has not been rapid. If ultrasound contrast agents continue to fail to gain significant market acceptance it could make the market acceptance of EchoGen more difficult. Market acceptance of EchoGen may depend upon a number of factors, including efficacy, safety, price and ease of administration. In addition, market acceptance may depend upon our ability to educate the medical community on the diagnostic and clinical utility and cost-effectiveness of ultrasound contrast agents in general and EchoGen in particular and the ability to obtain reimbursement from third party payors. There can be no assurance that EchoGen, if successfully developed and commercialized, will gain market acceptance. Failure of EchoGen to gain market acceptance could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Patents and Proprietary Rights. Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. We have filed patent applications in the U.S. and in over 40 foreign countries relating to our principal technologies. In the U.S., 12 patents have been issued to us, the claims of which are primarily directed to ultrasound contrast media which include fluorine-containing chemicals (such as EchoGen) as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

     Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products would have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the PTO or in proceedings before foreign agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management. Two of our 12 U.S. patents, U.S. 5,573,751 (`751) and U.S. 5,558,094 (`094) have been re-examined by the PTO in four separate proceedings. In 1998, the Company announced it received decisions from the PTO indicating the patentability of claims in all four re-examination proceedings. The PTO has determined that a number of the claims included in the original `094 and `751 patents as well as some claims that were amended will be confirmed. Certain claims, which included reference to fluorinated chemicals other than perfluoropropane, perfluorobutane and perfluoropentane, were cancelled during the re-examination process. See "Legal Proceedings."

     Limitations on Third-Party Reimbursement. Our ability to successfully commercialize EchoGen will depend in part upon the extent to which reimbursement of the cost of EchoGen and related treatments will be available from domestic and foreign health administration authorities, private health insurers and other payor organizations. Third party payors are increasingly challenging the price of medical products and services or restricting the use of certain procedures in an attempt to limit costs. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available. In certain foreign markets, we may be subject to governmentally mandated prices for EchoGen. If adequate reimbursement is not provided by governments and third party payors for our potential products or if adverse pricing is mandated by foreign governments this could have a material adverse affect on our business, financial condition and results of operations.

     Uncertainty Associated with Drug Delivery Technology. Our drug delivery technology is a new approach to the formulation of water insoluble compounds for therapeutic applications. To date, we have performed substantial preclinical testing on only one of our drug delivery projects, QW8184. While results from this preclinical testing have been encouraging, preclinical results may not be predictive of results that will be obtained from clinical trials of QW8184 or from formulations we may develop with other active compounds. Furthermore, there can be no assurance that the results of any clinical trials of products developed with our drug delivery technology will demonstrate the safety and efficacy necessary to obtain regulatory approvals to market such products. Significant expenditures in additional research and development, clinical testing, regulatory and sales and marketing activities will be necessary in order for us to commercialize any products developed with our drug delivery technology. While it is our strategy to enter into feasibility study agreements with companies who own active compounds, and we have recently entered into one such feasibility study, there can be no assurance that we will enter into any additional feasibility studies. Moreover, there can be no assurance that this feasibility study or any new feasibility studies will result in development or license agreements. Without feasibility studies or development or license agreements, we may need to scale back or terminate our efforts to develop our drug delivery technology.

     Continued Listing on the Nasdaq National Market. Our common stock is currently listed on the Nasdaq National Market under the symbol "SNUS." For continued inclusion on the Nasdaq National Market, we must meet a net tangible asset test and a public float test. In addition, Nasdaq requires a minimum bid price of $1.00 per share for continued listing. We will need to raise additional non-debt capital during 2000 to maintain our listing on NASDAQ. In the event that we fail to satisfy the listing standards on a continuous basis, our company's Common Stock may be removed from listing on the Nasdaq National Market. If our Common Stock is delisted from the Nasdaq National Market, trading of our Common Stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock and the trading price per share could be reduced.

     Dependence on Key Employees. We are highly dependent on Michael A. Martino, our President and Chief Executive Officer, and Gregory Sessler, our Senior Vice President - Strategic Market Development and Chief Financial Officer. The loss of either of these individuals or the inability to recruit and retain qualified scientific personnel to perform research and development and qualified management personnel could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, if at all, given the competition for experienced scientists and other personnel among numerous medical and pharmaceutical companies, universities and research institutions.

ITEM 2.   PROPERTIES

     We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle Washington. The lease expires in April 2002 and includes an option to extend the term of the lease for three years. We believe that this facility will be adequate to meet our projected needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     In January 1998, we announced that we had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt Medical Inc. (Mallinckrodt"). The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of our patents. MBI has filed counterclaims alleging that the patents asserted by us are invalid and not infringed, and that we have made false public statements and engaged in other actions intended to damage MBI and one of its ultrasound contrast agents. We do not believe there is any merit to these counterclaims and intend to defend our position vigorously; however, there can be no assurance that the counterclaims will be resolved in our favor. Discovery in the action is now substantially completed, and on February 10, 2000, the Court issued an order granting our Motion Regarding Claim Construction and construing disputed terms in the patents we asserted in the lawsuit. Both parties expect to file shortly summary judgment motions on various claims and defenses, and the trial date in the lawsuit currently remains scheduled for

April 24, 2000.

     Under our agreement with Nycomed, Nycomed is an exclusive licensee of our patents in a field of use including non-perfluoropentane ultrasound contrast agents. Nycomed has the right to control the patent infringement portion of our lawsuit against MBI and Mallinckrodt. The court has authorized Nycomed to be joined as a party in this lawsuit.

     In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against SONUS and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, we and the individual defendants moved to dismiss and stay the State Action. The state law claims in the State Action were subsequently re-filed in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, we and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, we filed motions for summary judgment and to stay discovery. On December 15, 1999, the Court denied in part and granted in part the motion to stay discovery. The motion for summary judgment is currently noted for July 10, 2000. We do not believe there is any merit to the claims in these actions and we intend to defend our position vigorously. Although we do not believe that we or any of our current or former officers or directors have engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in our favor. Any settlement or adverse judgment in excess of available insurance could have a material adverse affect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK

     Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock and we do not anticipate paying any cash dividends in the foreseeable future. As of February 1, 2000, there were 156 stockholders of record and approximately 6,500 beneficial stockholders of our company's Common Stock. The high and low sales prices of our Common Stock as reported by Nasdaq for the eight quarters ended December 31, 1999 are as follows:


                                             HIGH           LOW
                                             ----           ---
1998
First Quarter                               40 1/2         17 3/4
Second Quarter                              25 1/4          9 3/4
Third Quarter                               17              6
Fourth Quarter                              12 5/8          3 3/8

1999
First Quarter                               10 7/8          4 7/8
Second Quarter                               8 1/4          5
Third Quarter                                7 1/8          3
Fourth Quarter                               4 5/8          2 1/16

ITEM 6.   SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                     1999         1998         1997         1996        1995
                                                 ------------  -----------  -----------  -----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues                                           $ 12,050     $   5,100    $  18,900    $  16,600    $  4,500
Total operating expenses                             12,088        17,012       18,763       14,988       9,416
Net income (loss)                                       435       (11,173)       1,011        1,722      (5,939)
Net income (loss) per share:
     Basic                                         $   0.05     $   (1.30)   $    0.12    $    0.20    $  (1.81)
     Diluted                                       $   0.05     $   (1.30)   $    0.11    $    0.20    $  (1.81)
Shares used in calculation of net income
  (loss) per share:
     Basic                                            8,836         8,622        8,565        8,481       3,281
     Diluted                                          8,969         8,622        9,580        9,064       3,281

                                                                         AS OF DECEMBER 31,
                                                  --------------------------------------------------------------  -
                                                     1999          1998         1997         1996        1995
                                                  ------------  -----------  -----------  -----------  ---------  -
                                                                          (IN THOUSANDS)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities   $ 16,804     $  16,955    $  26,571    $  25,131    $  8,221
Total assets                                         18,089        18,818       28,946       26,762      19,646
Long-term liabilities                                    --         2,049          939          240         468
Stockholders' equity                                 10,048         7,495       18,505       16,877      10,947

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

     o the submission of applications for and the timing or likelihood of marketing approvals for one or more indications;
     o    market acceptance of our products;
     o our anticipated future capital requirements and the terms of any capital financing;
     o the decision of Abbott to market our products in the U.S., our ability to locate and enter into agreements with distributors for international territories, or with other parties in the U.S., if Abbott should determine not to market our products in the U.S.;
     o our ability to identify and enter into acceptable arrangements with alternative sources of supply of EchoGen should Abbott determine not to continue to manufacture EchoGen;
     o    the progress and results of clinical trials;
     o the timing and amount of future contractual payments, product revenues and operating expenses; and
     o    the anticipated outcome or financial impact of legal matters.

While these statements made by us are based on our current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

     The discussion and analysis set forth below contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

     o uncertainty of governmental regulatory requirements and lengthy approval process;
     o unproven safety and efficacy of products and uncertainty of clinical trials;
     o history of operating losses and uncertainty of future financial results;
     o    future capital requirements and uncertainty of additional funding;
     o dependence on third parties for funding, clinical development and distribution;
     o    competition and risk of technological obsolescence;
     o limited manufacturing experience and dependence on limited contract manufacturers and suppliers;
     o    lack of marketing and sales experience;
     o    uncertainty of market acceptance;
     o    dependence on patents and proprietary rights;
     o    limitations on third-party reimbursement;
     o    uncertainty associated with drug delivery technology;
     o    continued listing on the NASDAQ National Market; and
     o    dependence on key employees.

See "Business -- Certain Factors That May Affect Our Business and Future
Results."

MD&A OVERVIEW

    In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our Company, including:

     o    an overview of our Company's business;
     o    regulatory progress;
     o    contractual agreements;
     o results of operations and why those results are different from the prior year;
     o the capital resources our Company currently has and possible sources of additional funding for future capital requirements;
     o    the market risk of our investment portfolio; and
     o    the results of our Year 2000 program.

BUSINESS OVERVIEW

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

REGULATORY PROGRESS

     In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter gave the conditions that must be satisfied before final approval. In September 1999, we filed a formal response to the conditions of the approvable letter. The FDA has notified us that it expects to complete its review of our response by March 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions set forth in the approvable letter. No assurance can be given that the FDA will review the response to the approvable letter in a timely manner or that the FDA will ultimately approve the NDA.

     In March 1998, the EMEA's Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion on EchoGen for use as a transpulmonary echocardiographic contrast agent in patients with suspected or established cardiovascular disease who have had previous inconclusive non-contrast studies. In July 1998, the EMEA ratified the CPMP recommendation and granted a marketing authorization for EchoGen in the 15 countries of the European Union ("E.U."). During 1998 and 1999, we submitted to the EMEA certain variations of our marketing authorization to bring the manufacturing process and specifications for European product in line with the process and specifications submitted to the FDA for approval in the U.S. Also during 1999, we received notifications that the variations to our marketing license were approved by the EMEA with the final notification received in December 1999. See "Certain Factors that May Affect Our Business and Future Results - Uncertainty of Government Regulatory Requirements; Lengthy Approval Process."

CONTRACTUAL AGREEMENTS

     In 1999, we entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane, the gas we use in our ultrasound contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners. Under the agreement, Nycomed has paid us a license fee of $10.0 million. In addition, both companies have agreed to pay royalties to each other based on future sales of our respective ultrasound contrast agents.

     Also, under the agreement, we transferred to Nycomed the responsibilities and legal costs associated with our patent infringement litigation with Molecular Biosystems and Mallinckrodt Medical Inc. See "Legal Proceedings."

     In 1996, we entered into two agreements with Abbott Laboratories ("Abbott") for the marketing and selling of our ultrasound contrast agents, including EchoGen, in: (1) the United States (the "Abbott U.S. Agreement") and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries ("Abbott International Agreement"). In January 1999, we amended the Abbott U.S. Agreement ("Amended Abbott U.S. Agreement").

     Under the Amended Abbott U.S. Agreement, Abbott agreed to make certain payments to us, primarily conditioned upon the achievement of regulatory approval and certain commercialization milestones potentially totaling $31.0 million of which we have received $23.0 million as of December 31, 1999. In addition, Abbott purchased in 1996, for $4.0 million, warrants to acquire 500,000 shares of our common stock. The warrants are exercisable over five years at $16.00 per share.

     In February 2000, we entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the U.S. subject to obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. Abbott's option terminates on March 31, 2000. No financial payments will be made during the period of Abbott's option. If Abbott elects to market and sell EchoGen in the U.S., the parties have agreed to negotiate a revision to the Amended Abbott U.S. Agreement by April 30, 2000 to reflect any changes in responsibilities of the parties, the status of regulatory approval and current market conditions. If Abbott elects to terminate the Amended Abbott U.S.

Agreement by March 31, 2000, Abbott will have no further economic or other responsibilities under the Amended Abbott U.S. Agreement and all rights and marketing materials related to EchoGen will be returned to us. We have also agreed with Abbott to amend the manufacturing and supply agreement under which Abbott manufactures EchoGen for us. If the Amended Abbott U.S. Agreement is terminated, Abbott will continue to manufacture EchoGen following FDA approval, if obtained, for a period of two years, but in no event later than July 1, 2002 under the manufacturing and supply agreement with Abbott. There can be no assurance that Abbott will elect its option to market and distribute EchoGen in the U.S., or even if Abbott should determine to do so, that we and Abbott will agree on mutually acceptable revisions to the Amended Abbott U.S. Agreement by April 30, 2000. Furthermore, there can be no assurance that in the event of termination of the Amended Abbott U.S. Agreement, that we can successfully market and distribute EchoGen, or that we will be successful in obtaining other partners to market and distribute EchoGen, or that we will be able to locate and qualify an alternative manufacturer of EchoGen.

     In October 1999, our Company and Abbott Laboratories International Division ("Abbott International") restructured the Abbott International Agreement. Under the restructured agreement, Abbott International has returned all exclusive marketing rights to EchoGen to us. As of the date of restructuring, Abbott International has paid $14.7 million to us. In addition, under the restructured Abbott International Agreement, we have agreed to share with Abbott International, 21% of our net profits from the sale of EchoGen and will also share 50% of any up-front license fees paid to us by new partners, of which 50% will be credited against the share of net profits that we will pay to Abbott International. We have commenced discussions with new potential marketing partners for the territories under the Abbott International Agreement. No assurance can be given that we will secure new marketing partners for the territories under the Abbott International Agreement.

     Under the restructured international agreement, Abbott International also retains a five-year option to elect to become a co-marketer of QW7437, our second ultrasound contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the option period and thereafter if it elects its option to co-market QW7437. In the event the Amended Abbott U.S. Agreement is terminated, Abbott International's rights to a percentage of our profits or upfront license fees and co-marketing rights to QW7437 will terminate.

     In addition to the development of our ultrasound contrast agents, we believe our drug delivery technology can be applied to the formulation of many water insoluble active compounds which are either currently in use or being investigated as therapeutic agents. Our strategy is to enter into feasibility study agreements with companies who own active compounds, typically large pharmaceutical companies, to determine if our drug delivery strategy enhances their active compound. In December 1999, we entered into our first feasibility study agreement. Under this feasibility study agreement, we have agreed to use our reasonable best efforts to develop new formulations of an active compound and provide them to the pharmaceutical company for further evaluation. If the feasibility study is successful, our goal is to negotiate a development and license agreement with the pharmaceutical company.

RESULTS OF OPERATIONS

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

     o    timing of payments under contractual and license agreements;
     o    timing of regulatory approvals;
     o    entering into additional contractual agreements; and
     o timing and costs of clinical trials, legal matters and expenses related to product commercialization.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     To date, our reported revenues have been derived from payments received under contractual and license agreements with third parties. Revenue was $12.1 million for the year ended December 31, 1999 compared to $5.1 million in the prior year. Revenues during 1999 were derived from our agreements with Nycomed ($10.0 million) and Abbott ($2.1 million). Revenue received in the prior year was derived from payments received under our agreements with Abbott.

     Research and development expenses were $5.6 million for the year ended December 31, 1999 compared with $10.5 million in the prior year. The decrease from the prior year was primarily due to a reduction in clinical trials and associated development activity for EchoGen.

     General and administrative expenses were $6.5 million for each of the years ended December 31, 1999 and 1998. We had an increase in intellectual property legal costs in 1999 offset by decreases in medical education and other marketing expenses.

     Revenues in future periods will be primarily dependent upon the achievement and timing of certain regulatory and commercialization events. In addition, if EchoGen obtains U.S. regulatory approval, total operating expenses are expected to increase in future periods due to ongoing and planned clinical trials to study additional indications for EchoGen, new product research and development, and higher marketing and administrative expenses in conjunction with the commercialization of EchoGen.

     Interest income, net of interest expense, was $472,000 for the year ended December 31, 1999 compared to $739,000 for the prior year. The decrease was primarily due to the lower average levels of invested cash during 1999 and the decrease in interest expense as the result of the conversion of long-term debt to equity in June of 1999.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Revenue received under contractual agreements was $5.1 million for the year ended December 31, 1998 compared with $18.9 million in the prior year. All revenue during 1998 represented payments under our strategic alliance agreements with Abbott. Revenues in 1997 represented milestone payments of $18.5 million and $0.4 million from Abbott and Daiichi Pharmaceutical Co., Ltd., respectively.

     Research and development expenses were $10.5 million for the year ended December 31, 1998 compared with $11.6 million in the prior year. The decrease was primarily due to a reduction in clinical trial activity when compared to the prior year, offset in part by additional expenses related to the regulatory approval process.

     General and administrative expenses were $6.5 million for the year ended December 31, 1998 compared with $7.2 million in the prior year. The decrease was primarily due to a reduction in marketing programs due to the delay in U.S. regulatory approval of EchoGen, offset in part by increases in legal costs.

     Interest income, net of interest expense, was $739,000 for the year ended December 31, 1998 compared to $965,000 in the prior year. The decrease was primarily due to the lower levels of invested cash during 1998 and higher interest expense for the amounts payable to Abbott for clinical development funding.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and a bank line of credit. At December 31, 1999, we had cash, cash equivalents and marketable securities of $16.8 million compared to $17.0 million at December 31, 1998. The slight decrease was primarily due to cash used in operations during the year ended December 31, 1999.

     We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At December 31, 1999, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 30, 2000 and is secured by tangible assets. The Company is required to maintain a minimum of $4.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

     We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if approved for marketing. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through the next 12 months. We plan to seek additional funding in 2000 through available means, which may include debt and/or equity financing or funding under additional third party agreements. We cannot give assurance that financing will be available on acceptable terms, if at all. Our future capital requirements depend on many factors including:

     o the ability to obtain continued funding under existing contractual and licensing agreements;
     o    the ability to attract and retain new partners;
     o    the ability to maintain our bank line of credit;
     o    the time and costs required to gain regulatory approvals;

     o the progress of our research and development programs and clinical trials;
     o the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
     o    the costs of marketing and distribution;
     o    the status of competing products;
     o the market acceptance and third-party reimbursement of our products, if and when approved; and
     o the cost of defending, and any damages or settlement payments that may be paid pursuant to existing legal proceedings.

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

MARKET RISK

     The market risk inherent in our short-term investment and debt portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 1999, the decline in the fair value of the investment portfolio and increased interest expense on our short-term debt portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

YEAR 2000

     In 1999, we undertook a comprehensive review of our information technology computer and business systems and concluded that the Year 2000 issue (Y2k) did not pose a significant operational problem. In addition, we surveyed significant vendors, including Abbott, to determine any possible Y2k risks. We also established contingency plans to address "high-risk" issues that could have affected day-to-day operations or delayed our efforts to bring products to market.

     Based on a full review of our computer and business systems and significant third party vendors, we have concluded that the change from the year 1999 to 2000 did not have an effect on our day-to-day operations or our efforts to bring products to market. The total cost of addressing Y2k did not exceed $25,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Response to this item is included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:                                                                PAGE
------------------------------                                                                ----
Report of Ernst and Young LLP, Independent Auditors........................................    40

Balance Sheets as of December 31, 1999 and 1998............................................    41

Statements of Operations for the years ended December 31, 1999, 1998 and 1997..............    42

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997....    43

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............    44

Notes to the Financial Statements..........................................................    45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
SONUS Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of SONUS Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONUS Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Seattle, Washington
January 21, 2000,
except for Note 12, as to which
the date is February 15, 2000

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------

ASSETS

Current assets:
  Cash, cash equivalents and marketable securities.................    $ 16,804,486      $ 16,954,842
  Other current assets.............................................         422,851           419,018
                                                                       ------------      ------------
     Total current assets..........................................      17,227,337        17,373,860

Equipment, furniture and leasehold improvements, net...............         861,434         1,444,090
                                                                       ------------      ------------
Total assets.......................................................    $ 18,088,771      $ 18,817,950
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit..............................................    $  5,000,000      $  5,000,000
  Accounts payable and accrued expenses............................       2,826,169         2,954,530
  Accrued clinical trial expenses..................................         215,102         1,226,335
  Current portion of capital lease obligations.....................              --            93,178
                                                                       ------------      ------------
     Total current liabilities.....................................       8,041,271         9,274,043

Long-term debt.....................................................              --         2,049,221

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value:
     5,000,000 shares authorized; no shares outstanding............              --                --
   Common stock, $.001 par value:
     30,000,000 shares authorized; 8,989,972 and 8,632,225 shares
     issued and outstanding in 1999 and 1998, respectively.........      37,142,965        35,009,368

   Accumulated deficit.............................................     (27,071,604)      (27,506,274)
   Accumulated other comprehensive loss............................         (23,861)           (8,408)
                                                                       ------------      ------------
     Total stockholders' equity....................................      10,047,500         7,494,686
                                                                       ------------      ------------
Total liabilities and stockholders' equity.........................    $ 18,088,771      $ 18,817,950
                                                                       ============      ============


                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                 1999              1998            1997
                                                              ------------     ------------    ------------
Revenues:
  Contract and licensing revenue..........................    $ 12,050,000     $  5,100,000    $ 18,900,000

Operating expenses:
  Research and development................................       5,585,988       10,463,573      11,561,849
  General and administrative..............................       6,501,647        6,548,833       7,201,553
                                                              ------------     ------------    ------------
     Total operating expenses.............................      12,087,635       17,012,406      18,763,402
                                                              ------------     ------------    ------------

Operating income (loss)...................................         (37,635)     (11,912,406)        136,598

Other income (expense):
  Interest income.........................................         568,959          970,146       1,093,149
  Interest expense........................................         (96,654)        (231,024)      (128,468)
                                                              ------------     ------------    ------------
Income (loss) before income taxes.........................         434,670      (11,173,284)      1,101,279

Income taxes..............................................              --               --          90,000
                                                              ------------     ------------    ------------

Net income (loss).........................................    $    434,670     $(11,173,284)   $  1,011,279
                                                              ============     ============    ============

Net income (loss) per share:
   Basic..................................................       $    0.05     $      (1.30)   $       0.12
   Diluted................................................       $    0.05     $      (1.30)   $       0.11

Shares used in calculation of net income (loss) per share:
   Basic..................................................       8,836,406        8,621,759       8,565,658
   Diluted................................................       8,969,404        8,621,759       9,580,240

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                                                                      OTHER
                                            COMMON STOCK          ACCUMULATED     COMPREHENSIVE     DEFERRED
                                        SHARES        AMOUNT        DEFICIT           LOSS        COMPENSATION     TOTAL
                                       ---------    -----------  -------------    -------------   ------------  -----------
Balance at December 31, 1996........   8,530,911    $34,275,015  $(17,344,269)    $  (11,105)    $  (42,391)    $ 16,877,250

Comprehensive income:
     Net income.....................          --             --     1,011,279             --             --        1,011,279
     Unrealized gains on
       investments..................          --             --            --          5,146             --            5,146
                                                                                                                ------------
     Comprehensive income...........                                                                               1,016,425

Issuance of common stock............      80,465        585,222            --             --             --          585,222
Amortization of compensation........          --             --            --             --         25,720           25,720
                                       ---------    -----------  ------------     ----------     ----------     ------------
Balance at December 31, 1997........   8,611,376     34,860,237   (16,332,990)        (5,959)       (16,671)      18,504,617

Comprehensive loss:
     Net loss.......................          --             --   (11,173,284)            --             --      (11,173,284)
     Unrealized losses on
       investments..................          --             --            --         (2,449)            --           (2,449)
                                                                                                                ------------
     Comprehensive loss.............                                                                             (11,175,733)
Issuance of common stock............      20,849        149,131            --             --             --          149,131
Amortization of compensation........          --             --            --             --         16,671           16,671
                                       ---------    -----------  ------------     ----------     ----------     ------------
Balance at December 31, 1998........   8,632,225     35,009,368   (27,506,274)        (8,408)            --        7,494,686
Comprehensive income:
     Net income.....................          --             --       434,670             --             --          434,670
     Unrealized losses on
       investments..................          --             --            --        (15,453)            --          (15,453)
                                                                                                                 -----------
     Comprehensive income...........                                                                                 419,217

Issuance of common stock............     357,747      2,133,597            --             --             --        2,133,597
                                       ---------    -----------  ------------     ----------     ----------     ------------
Balance at December 31, 1999........   8,989,972    $37,142,965  $(27,071,604)    $  (23,861)    $       --     $ 10,047,500
                                       =========    ===========  ============     ==========     ==========     ============

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                          YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                   1999                1998                1997
                                                                              -------------      ---------------    ---------------

OPERATING ACTIVITIES:
Net income(loss)...........................................................   $     434,670      $   (11,173,284)   $     1,011,279
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization............................................        627,171              831,188            619,268
   Amortization of discount on marketable securities........................        (34,852)              (5,571)           (24,815)
   Realized (gains) losses on marketable securities.........................          4,976              (13,952)            21,383
Changes in operating assets and liabilities:
  Other current assets.....................................................          (3,832)             220,952           (177,359)
  Accounts payable and accrued expenses....................................        (128,361)             342,465            408,259
  Accrued clinical trial expenses .........................................      (1,011,233)            (516,873)           529,645
  Deferred revenue.........................................................              --                   --         (1,000,000)
                                                                              -------------       --------------    ---------------
Net cash provided by (used in) operating activities........................        (111,461)         (10,315,075)         1,387,660

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements...............         (44,515)            (523,870)        (1,159,782)
Purchases of marketable securities.........................................     (20,758,859)         (28,308,701)       (36,802,059)
Proceeds from sales of marketable securities...............................      14,564,759           24,600,104         22,144,047
Proceeds from maturities of marketable securities..........................       7,049,147           13,292,590         11,243,205
                                                                              -------------      ---------------    ---------------
Net cash provided by (used in) investing activities........................         810,532            9,060,123         (4,574,589)

FINANCING ACTIVITIES:
Proceeds from line of credit borrowings....................................      20,000,000           20,000,000         20,000,000
Repayment of line of credit borrowings.....................................     (20,000,000)         (20,000,000)       (20,000,000)
Increase in long-term debt.................................................          30,783            1,203,282            845,939
Repayment of capital lease obligations.....................................         (93,178)            (146,762)          (227,620)
Proceeds from exercise of stock options and warrants.......................          53,592              149,131            585,222
                                                                              -------------      ---------------    ---------------
Net cash provided by (used in) financing activities........................          (8,803)           1,205,651          1,203,541
                                                                              -------------      ---------------    ---------------
Change in cash and cash equivalents for the period.........................         690,268              (49,301)        (1,983,388)
Cash and cash equivalents at beginning of period...........................       5,203,926            5,253,227          7,236,615
                                                                              -------------      ---------------    ---------------
Cash and cash equivalents at end of period.................................       5,894,194            5,203,926          5,253,227
Marketable securities at end of period.....................................      10,910,292           11,750,916         21,317,835
                                                                              -------------      ---------------    ---------------
  TOTAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES...................   $  16,804,486      $    16,954,842    $    26,571,062
                                                                              =============      ===============    ===============

Supplemental cash flow information:
  Interest paid............................................................   $      43,069      $        64,531    $       127,770
  Income taxes paid........................................................   $          --      $         7,500    $        55,272

Supplemental disclosure of non cash investing and financing activities:
  Conversion of long-term debt to common stock.............................   $   2,080,005      $            --    $            --
















                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     SONUS Pharmaceuticals, Inc. (the "Company") is a developer of proprietary ultrasound contrast agents and drug delivery systems for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions.

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

CONCENTRATIONS OF CREDIT RISK

     The Company invests its excess cash in accordance with investment guidelines which limit the credit exposure to any one financial institution and to any one type of investment, other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities are generally not collateralized and mature within one year.

REVENUE RECOGNITION

     Payments under contractual agreements are recorded as earned based upon the provisions of each agreement. Payments received which have not met the appropriate revenue recognition criteria are recorded as deferred revenue.

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease.

STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

COMPREHENSIVE INCOME

     In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), the Company has reported comprehensive income, defined as net income (loss) plus other comprehensive income, in the Statements of Stockholders' Equity. The total of other accumulated comprehensive income consists of unrealized gains and losses on marketable securities.

PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" the Company has presented both basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   MARKETABLE SECURITIES

     Marketable securities consist of the following at December 31, 1999 and 1998:

                                                                 UNREALIZED      UNREALIZED
                                                    COST           GAINS           LOSSES       FAIR VALUE
                                                ------------   ------------    ------------    ------------
1999:
U.S. Government Obligations .................   $  1,499,545   $       --      $     (1,772)   $  1,497,773

Corporate Debt Securities (principally
  commercial paper) .........................      9,426,200          1,189         (14,870)      9,412,519
                                                ------------   ------------    ------------    ------------
                                                $ 10,925,745   $      1,189    $    (16,642)   $ 10,910,292
                                                ============   ============    ============    ============

                                                                 UNREALIZED      UNREALIZED
                                                    COST           GAINS           LOSSES       FAIR VALUE
                                                ------------   ------------    ------------    ------------
1998:
U.S. Government Obligations .................   $  3,260,271   $      3,219    $       (208)   $  3,263,282
Corporate Debt Securities (principally
       commercial paper) ....................      8,493,094          1,099          (6,559)      8,487,634
                                                ------------   ------------    ------------    ------------
                                                $ 11,753,365   $      4,318    $     (6,767)   $ 11,750,916
                                                ============   ============    ============    ============

     The realized gains on sales of available-for-sale securities were $3,015, $14,000 and $29,000 in 1999, 1998 and 1997, respectively. The realized losses on sales of available for sale securities were $7,991, $0 and $50,000 in 1999, 1998 and 1997, respectively. All marketable securities at December 31, 1999 mature within one year.

3.   EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements consist of the following:

                                                       1999         1998
                                                    ----------   ----------
Laboratory equipment .............................  $2,221,744   $2,183,489
Office furniture and equipment ...................   1,037,586    1,031,327
Leasehold improvements ...........................     782,060      782,060
                                                    ----------   ----------
                                                     4,041,390    3,996,876
Less accumulated depreciation and amortization ...   3,179,956    2,552,786
                                                    ----------   ----------
                                                    $  861,434   $1,440,090
                                                    ==========   ==========

     Depreciation expense was $627,171, $814,517 and $593,548 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.   DEBT

     The Company has a Loan Agreement with a bank which provides for a $5.0 million revolving line of credit facility. Borrowings bear interest at the prime rate plus 1.0% per annum (9.50% at December 31, 1999). At December 31, 1999 and December 31, 1998, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 2000 and is secured by the tangible assets of the Company. The Company is required to maintain a minimum of $4.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank.

     Pursuant to the Company's collaborative agreement with Abbott Laboratories ("Abbott") (see Note 5), Abbott agreed to fund certain clinical trials of the Company during 1997 and 1998. Of the total clinical trial funding received from Abbott, 50% was to be paid back to Abbott within five years of the receipt of funds, plus accrued interest, in either cash or exchange for common stock of the Company at the then fair market value. In June 1999, the liability to Abbott of $2,080,005, representing 50% of clinical trial funding plus interest, was converted into 343,802 shares of common stock of the Company.

5.   CONTRACTUAL AGREEMENTS

     In 1999, the Company entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies and received a license fee of $10.0 million. Under the terms of the agreement, the Company provides Nycomed with an exclusive license to its ultrasound contrast patents except as related to perfluoropentane, the gas used by the Company in its ultrasound contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to the Company. In addition, the Company has a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. The Company also has the right to sublicense these patents to its collaborative partners. In addition to the license fee, both companies have agreed to pay royalties to each other based on future sales of their respective ultrasound contrast agents.

     In 1996, the Company entered into two agreements with Abbott Laboratories ("Abbott") for the marketing and selling of the Company's ultrasound contrast agents, including EchoGen, in: (1) the United States (the "Abbott U.S. Agreement") and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries ("Abbott International Agreement"). In January 1999, the Company and Abbott amended the Abbott U.S. Agreement ("Amended Abbott U.S. Agreement"). In February 2000, the Company entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the U.S. subject to obtaining certain regulatory approvals, or to terminate the Amended Abbott U.S. Agreement. See Footnote 12 - Subsequent Event.

     Under the January 1999 Amended Abbott U.S. Agreement, the Company has primary responsibility for clinical development, regulatory affairs, and medical and technical marketing support of EchoGen, and Abbott has primary responsibility for U.S. marketing and sales. Under the Amended Abbott U.S. Agreement, Abbott has agreed to pay the Company $31.0 million primarily conditioned upon the achievement of regulatory approval and certain commercialization milestones, of which the Company had received $23.0 million as of December 31, 1999. After the U.S. Food and Drug Administration ("FDA") has approved the marketing of EchoGen, for which there can be no assurance, Abbott has agreed to pay the Company 47% of EchoGen revenues in the U.S., a portion of which the Company must use to fund its responsibilities under the Amended Abbott U.S. Agreement. Subject to early termination, the Amended Abbott U.S. Agreement spans the later of the life of the patents relating to EchoGen or the introduction of a generic equivalent by a third party. Abbott can acquire the rights to certain additional indications for EchoGen by making additional clinical support payments. In addition, Abbott paid $4.0 million in 1996 for five-year warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $16.00 per share.

     In October 1999, the Company and Abbott Laboratories International Division ("Abbott International") restructured the Abbott International Agreement. As of the date of restructuring, Abbott International has paid $14.7 million to the Company. Under the restructured international agreement, Abbott International has returned to the Company all exclusive marketing rights to EchoGen. Also, the Company agreed to share with Abbott International 21% of the Company's net profits from the sale of EchoGen and will also share 50% of any up-front license fees paid to the Company by new partners, of which 50% will be credited against the share of net profits the Company will pay to Abbott International. In addition, Abbott International retains a five-year option to elect to become a co-marketer of QW7437, the Company's second ultrasound contrast agent under development. Abbott International has also agreed not to market or sell a competing ultrasound contrast product during the option period and thereafter, if it elects its option to co-market QW7437.

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

6.   INCOME TAXES

     Income tax expense consists of the following:

                                                     1999        1998        1997
                                                    -------     -------    --------
Federal - current ...............................   $    --     $    --    $ 50,000
Foreign - current ...............................        --          --      40,000
                                                    -------     -------    --------
Total ...........................................   $    --     $    --    $ 90,000
                                                    =======     =======    ========

     The Company's foreign income tax expense in 1997 is for withholding taxes paid in Japan relating to the collaborative payments made by Daiichi (see Note
5).

     A reconciliation of the Federal Statutory tax rate of 34% to the Company's effective income tax rate follows:

                                                     1999        1998          1997
                                                   --------    --------      --------
Statutory tax rate ..............................     34.00%     (34.00%)       34.00%
Utilization of net operating loss carryforwards..    (37.95)         --        (35.91)
Change in valuation allowance ...................        --       34.20            --
Permanent differences ...........................      3.95       (0.20)         1.91
Federal tax expense (AMT) .......................        --          --          4.54
Foreign tax expense .............................        --          --          3.63
                                                   --------    --------      --------
Effective tax rate..............................         --%         --%         8.17%
                                                   ========    ========      ========

     Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                           1999            1998
                                                                       ------------    ------------
Deferred tax assets:
  Federal net operating loss carryforwards .........................   $  8,580,000    $  8,745,000
  Accrued expenses .................................................        126,000         139,000
  Research and development credits .................................      1,347,000       1,212,000
  Foreign tax credits ..............................................      1,183,000       1,183,000
  AMT tax credits ..................................................         68,000            --
  Book in excess of tax depreciation expense .......................        149,000          87,000
                                                                       ------------    ------------
Gross deferred tax assets ..........................................     11,453,000      11,366,000
  Valuation allowance for net deferred tax assets ..................    (11,453,000)    (11,366,000)
                                                                       ------------    ------------
Net deferred tax assets ............................................   $       --      $       --
                                                                       ============    ============

     Due to the uncertainty of the Company's ability to generate taxable income to realize its net deferred tax assets at December 31, 1999 and 1998, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance for deferred tax assets increased $87,000 and $3,962,000 for the years ended December 31, 1999 and 1998, respectively.

     At December 31, 1999 the Company has federal net operating loss carryforwards of approximately $25,236,000 for income tax reporting purposes and research and development and AMT tax credit carryforwards of approximately $1,415,000. The federal operating loss carryforwards and research and development credits begin to expire in 2006.

     The initial public offering of common stock by the Company caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards before utilization.

7.   STOCKHOLDERS' EQUITY

COMMON STOCK

     At December 31, 1999, the Company had 3,351,491 shares of common stock reserved for future issuance.

STOCK OPTIONS

     As of December 31, 1999, 2,800,000 shares have been reserved for issuance under the Company's employee stock option plans and 250,000 shares have been reserved under the Company's director stock option plan. As of December 31, 1999, there were 736,759 shares available for future grant under all plans. In addition, in 1994, the Board of Directors granted an option to purchase 76,335 shares of common stock to the Company's founder at an exercise price of $0.66 per share. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director options are fully vested at the date of grant. Stock options generally expire 10 years from the date of grant.

A summary of activity related to the Company's stock options follows:

                                                                          EXERCISE
                                                          SHARES           PRICE
                                                        ----------     ---------------
Balance, December 31, 1996........................         823,264     $  .07 -- 23.00
  Granted.........................................         287,802      24.13 -- 44.00
  Exercised.......................................         (51,484)       .20 -- 23.00
  Canceled........................................         (14,663)       .20 -- 40.13
                                                         ---------
Balance, December 31, 1997........................       1,044,919        .07 -- 44.00
  Granted.........................................         823,215       6.25 -- 38.63
  Exercised.......................................         (11,765)       .07 -- 24.13
  Canceled........................................        (545,278)      3.93 -- 44.00
                                                         ---------
Balance, December 31, 1998........................       1,311,091        .20 -- 44.00

                                                                          EXERCISE
                                                          SHARES           PRICE
                                                        ----------     ---------------
  Granted.........................................         814,026       3.69 --  6.94
  Exercised.......................................          (5,158)      3.93 --  6.25
  Canceled........................................        (134,077)      5.94 -- 44.00
                                                         ---------
Balance, December 31, 1999........................       1,985,882        .20 -- 44.00
                                                         =========
Options exercisable at December 31, 1999..........         990,462      $ .20 -- 44.00
                                                         =========

     In 1998, the Company repriced 444,691 outstanding stock options for non-officer employees from a weighted average exercise price of $18.90 to $6.25. The options are included in both granted and canceled shares in 1998.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                WEIGHTED                        WEIGHTED
                                             WEIGHTED            AVERAGE                        AVERAGE
     RANGE OF             NUMBER         AVERAGE REMAINING      EXERCISE         OPTIONS        EXERCISE
 EXERCISE PRICES        OUTSTANDING      CONTRACTUAL LIFE         PRICE        EXERCISABLE       PRICE
-------------------  ----------------  --------------------  --------------  --------------  -------------
  $ 0.20-$ 3.97          182,951           6.60 years           $ 1.80          122,451         $ 0.75
  $ 5.94-$ 8.19         1,125,728          8.70 years           $ 6.23          239,062         $ 6.58
  $ 8.25-$20.50          552,020           6.22 years           $13.68          534,118         $13.75
  $27.75-$44.00          125,183           7.46 years           $32.50           94,831         $32.40

     For total options outstanding as of December 31, 1999, the weighted average exercise price and weighted average remaining contractual life was $9.55 and
7.74 years, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue following the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures using the fair value method. Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the Company would not have reported net income for the periods ended December 31, 1999 and 1997, rather the pro forma amounts recognized under FAS 123 would have resulted in a net loss for the those periods. The net loss and associated basic net loss per share amounts would have been $1.7 million or $0.19 per share, $13.5 million or $1.57 per share and $1.0 million or $0.11 per share for the years ended December 31, 1999, 1998 and 1997, respectively. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include an estimated option life of one to four years, expected stock price volatility ranging from .576 to .873, a dividend yield of 0.0% and a risk-free interest rate at the grant date ranging from 4.43% to 7.70%. The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $3.92, $4.27 and $14.91, respectively.

STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 8,787, 9,698, and 4,012 in 1999, 1998 and 1997, respectively. At December 31, 1999, 65,220 shares were reserved for future purchases by employees under the plan.

WARRANTS

     In connection with the Abbott U.S. Agreement signed in May 1996, Abbott purchased, for $4.0 million, warrants to acquire 500,000 shares of common stock. The warrants are exercisable for five years at $16.00 per share.

     In 1994 and 1995, the Company issued warrants to purchase an aggregate of 321,539 shares of common stock at exercise prices ranging from $5.24 to $7.05 per share. The warrants expire at various times through July 2000. As of December 31, 1999, warrants to purchase 63,650 shares of common stock remain outstanding.

     As of December 31, 1999, a total of 563,650 warrants were outstanding.

SHAREHOLDER RIGHTS PLAN

     The Company has adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Company's Board of Directors declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding common share of the Company. The Rights have an exercise price of $140 per Right and provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company's common stock, additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. The Rights expire in 2006.

8.   EARNINGS PER SHARE

     A reconciliation between basic and diluted EPS follows:


                                             1999           1998           1997
                                        ------------   ------------    ------------
BASIC EARNINGS PER SHARE:

  Net income (loss) ................    $    434,670   $(11,173,284)   $  1,011,279
  Weighted average common shares ...       8,836,406      8,621,759       8,565,658
     Basic EPS .....................    $       0.05   $      (1.30)   $       0.12

DILUTED EARNINGS PER SHARE:

  Net income (loss) ................    $    434,670   $(11,173,284)   $  1,011,279
  Weighted average common shares ...       8,836,406      8,621,759       8,565,658
  Dilutive potential common shares..         132,998           --         1,014,582
                                        ------------   ------------    ------------
  Total shares .....................       8,969,404      8,621,759       9,580,240
                                        ============   ============    ============
     Diluted EPS ...................    $       0.05   $      (1.30)   $       0.11

     As of December 31, 1999, 1998 and 1997, 2,090,529, 2,088,369 and 251,498
options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted EPS would have been anti-dilutive.

9.   COMMITMENTS AND CONTINGENCIES

     The Company has leased office space and equipment under two operating lease agreements which expire in April 2002 and April 2003, respectively. Under the office lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2000 ...........................................................   $  584,730
2001 ...........................................................      612,684
2002 ...........................................................      186,726
2003 ...........................................................       13,878
                                                                   ----------
                                                                   $1,398,018
                                                                   ==========

     Rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $613,564, $564,000 and $458,000, respectively.

     In May 1993, the Company entered into a manufacturing and supply agreement with Abbott. The Company is obligated to purchase certain minimum quantities of materials from Abbott or make cash payments for the shortages from the predetermined purchase level over a five-year period subsequent to U.S. regulatory approval.

     In March 1998, the Company entered into a commercial supply agreement for certain medical grade raw materials for the Company's initial product in the U.S., EchoGen. The Company is obligated to purchase certain minimum quantities of the material over a five-year period subsequent to U.S. regulatory approval.

10.  LEGAL PROCEEDINGS

     In January 1998, the Company announced they had filed a patent infringement action in the U.S. District Court in Seattle, Washington against Molecular Biosystems Inc. ("MBI") and Mallinckrodt Medical Inc. ("Mallinckrodt"). The suit alleges that one of MBI's ultrasound contrast agents infringes one or more of the Company's patents. MBI has filed counterclaims alleging that the patents asserted by the Company are invalid and not infringed, and that the Company made false public statements and engaged in other actions intended to damage MBI and one of MBI's ultrasound contrast agents. The Company does not believe there is any merit to these counterclaims and intends to defend its position vigorously; however, there can be no assurance that the counterclaims will be resolved in our favor. Discovery in the action is now substantially completed, and on February 10, 2000, the Court issued an order granting the Company's Motion Regarding Claim Construction and construing disputed terms in the patents the Company asserted in the lawsuit. Both parties expect to file summary judgment motions on various claims and defenses, and the trial date in the lawsuit currently remains scheduled for April 24, 2000.

     Under the Company's license agreement with Nycomed, Nycomed is an exclusive licensee of the Company's patents in a field of use including non-perfluoropentane ultrasound contrast agents. Nycomed has the right to control the patent infringement portion of the Company's lawsuit against MBI and Mallinckrodt. The court has authorized Nycomed to be joined as a party in this lawsuit.

     In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against SONUS and certain of its officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, the Company and the individual defendants moved to dismiss and stay the State Action. The state law claims in the State Action were subsequently re-filed in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, the Company filed motions for summary judgment and to stay discovery. On December 15, 1999, the Court denied in part and granted in part the motion to stay discovery. The motion for summary judgment is currently noted for July 10, 2000. The Company does not believe there is any merit to the claims in these actions and the Company intends to defend its position vigorously. Although the Company does not believe that it or any of its current or former officers or directors have engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in its favor. Any settlement or adverse judgment in excess of available insurance could have a material adverse affect on the Company's business, financial condition and results of operations.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the requirements of SAB 101 and assessing its impact on the Company's financial statements.

     In 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133)." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137)." SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company does not currently use derivative instruments, therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

12.  SUBSEQUENT EVENT

     In February 2000, the Company entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provides Abbott the option either to market and distribute EchoGen in the United States subject to obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. Abbott's option terminates on March 31, 2000. No financial payments will be made during the period of Abbott's option. If Abbott elects to market and sell EchoGen in the United States, the parties have agreed to negotiate a revision to the Amended Abbott U.S. Agreement by April 30, 2000 to reflect any changes in responsibilities of the parties, the status of regulatory approval and current market conditions. If Abbott elects to terminate the Amended Abbott U.S. Agreement by March 31, 2000, Abbott will have no further economic or other responsibilities under the Amended Abbott U.S. Agreement and all rights and marketing materials related to EchoGen will be returned to the Company. The Company has also agreed with Abbott to amend the manufacturing and supply agreement under which Abbott manufactures EchoGen for the Company. If the Amended Abbott U.S. Agreement is terminated, Abbott will continue to manufacture EchoGen following FDA approval for a period of two years, but in no event later than July 1, 2002 under the manufacturing and supply agreement with Abbott.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the section of our Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the section of our Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders entitled "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the section of our Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders entitled "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders entitled "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

          The financial statements filed as a part of this Report are listed on the "Index to Financial Statements" on Page 39.

      (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

      (3) Exhibits

                                INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION                              LOCATION
-----------  ----------------------------------------------------------------- --------
    3.2      Amended and Restated Certificate of Incorporation of the                 *
             Company.

    3.3      Certificate of Amendment of Certificate of Incorporation of the          @
             Company.

    3.4      Amended and Restated Bylaws of the Company.                              *

    4.1      Specimen Certificate of Common Stock.                                    *

    4.2      Rights Agreement, dated as of August 23, 1996, between the             ***
             Company and U.S. Stock Transfer Corporation.

   10.1      SONUS Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified         *
             Stock Option and Restricted Stock Purchase Plan - 1991 (the
             "1991 Plan"), as amended.

   10.2      Form of Incentive Stock Option Agreement pertaining to the 1991          *
             Plan.

   10.3      Form of Nonqualified Stock Option Agreement pertaining to                *
             the 1991 Plan.

   10.4      Form of Restricted Stock Purchase Agreement pertaining to the            *
             1991 Plan.

   10.5      SONUS Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors         *
             (the "Director Plan").

   10.6      Form of Stock Option Agreement pertaining to the Director Plan.          *

   10.7      1999 Nonqualified Stock Incentive Plan (the "1999 Plan").                @

   10.8      Form of Stock Option Agreement pertaining to the 1999 Plan.              @

   10.9      Form of Restricted Stock Purchase Agreement pertaining to the            @
             1999 Plan.

   10.12     License Agreement dated as of March 31, 1995 by and between the          *
             Company and Daiichi Company (portions omitted pursuant to Rule
             406 of the Securities Act of 1933, as amended (the "1933 Act").

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

   10.18     Lease Agreement dated January 17, 1994 between the Company and           *
             WRC Properties, Inc.

   10.18A    Amendment 2 dated October 28, 1997 to Lease Agreement dated           @@@@
             January 17, 1994

EXHIBIT NO.                           DESCRIPTION                              LOCATION
-----------  ----------------------------------------------------------------- --------
   10.18B    Amendment 3 dated October 15, 1998 to Lease Agreement dated           @@@@
             January 17, 1994

   10.19     Form of Indemnification Agreement for Officers and Directors of          *
             the Company.

   10.21     Loan and Security Agreement dated August 11, 1995 by and between         *
             the Company and Silicon Valley Bank.

   10.21A    Loan Modification Agreement dated September 10, 1997 to Loan          @@@@
             and Security Agreement by and between the Company and Silicon
             Valley Bank.

   10.21B    Loan Modification Agreement dated August 31, 1998 to Loan and         @@@@
             Security Agreement by and between the Company and Silicon Valley
             Bank.

   10.21C    Loan Modification Agreement dated August 30, 1999 to Loan and           @@
             Security Agreement by and between the Company and Silicon Valley
             Bank.

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

   10.29     Commercial Supply Agreement dated March 6, 1998                         ++

   10.31     Change in Control Agreement for Michael Martino                       ****

   10.32     Change in Control Agreement for Gregory Sessler                       ****

   10.33     First Amendment to Agreement by and between Abbott Laboratories       ++++
             and SONUS Pharmaceuticals, Inc. dated January 31, 1999.

   10.34     First Amendment to International License Agreement by and             ++++
             between Abbott International, Ltd. And SONUS Pharmaceuticals, Inc.
             dated January 31, 1999.

   10.35     Securities Purchase Agreement between Abbott Laboratories and         ++++
             SONUS Pharmaceuticals, Inc. dated January 31, 1999.

   10.36     License Agreement by and between Nycomed Amersham AS and the           @@@
             Company dated August 31, 1999.

   10.37     Agreement for Part-Time Employment and Mutual Release,                  @@
             effective August 25, 1999 by and between the Company and Steven
             C. Quay, M.D., Ph.D.

   10.38     Mutual Recission Agreement dated October 11, 1999 by and                @@
             between the Company and Abbott International Ltd.

   10.39     Change in Control Agreement for John T. Flaherty, M.D.                   +

   10.40     Amendment to the First Amendment to Agreement by and between             +
             Abbott Laboratories and the Company, dated February 3, 2000

   23.1      Consent of Ernst & Young LLP, Independent Auditors                       +

   24.1      Power of Attorney (included on the Signature Page of this                +
             Annual Report on Form 10-K).

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

   10.1      1991 Plan.                                                               *

   10.2      Form of Incentive Stock Option Agreement pertaining to                   *
             the 1991 Plan.

   10.3 Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan

   10.4      Form of Restricted Stock Purchase Agreement pertaining to                *
             the 1991 Plan.

EXHIBIT NO.                           DESCRIPTION                              LOCATION
-----------  ----------------------------------------------------------------- --------
   10.5      Director Plan.                                                           *

   10.6      Form of Stock Option Agreement pertaining to the Director                *
             Plan.

   10.7      1999 Nonqualified Stock Incentive Plan (the "1999 Plan").                @

   10.8      Form of Stock Option Agreement pertaining to the 1999 Plan.              @

   10.9      Form of Restricted Stock Purchase Agreement pertaining to the            @
             1999 Plan.

   10.22     SONUS Pharmaceuticals, Inc. Employee Stock Purchase Plan.               **

   10.24     Employment Agreement, effective as of January 16, 1996,                  #
             by and between the Company and Steven C. Quay, M.D.,
             Ph.D.

   10.24A    Employment Agreement, effective February 11, 1999, by                    @
             and between the Company and Steven C. Quay, M.D., Ph.D.

   10.31     Change in Control Agreement for Michael Martino                       ****

   10.32     Change in Control Agreement for Gregory Sessler                       ****

   10.37     Agreement for Part-Time Employment and Mutual Release,                  @@
             effective August 25, 1999 by and between the Company
             and Steven C. Quay, M.D., Ph.D.

   10.39     Change in Control Agreement for John T. Flaherty, M.D.                   +
-------------

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

@ Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

@@ Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-QA for the quarterly period ended September 30, 1999.

@@@ Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated September 28, 1999.

@@@@ Incorporated by reference to the referenced exhibit number to the Company's
     Annual Report on Form 10-K for the period ended December 31, 1998.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

     EchoGen(R) is a registered trademark and PhaseShift(TM) is a trademark of SONUS Pharmaceuticals, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on February 29, 2000.

                                     SONUS  PHARMACEUTICALS,  INC.

Dated:   February 29, 2000           By: /s/ Michael A. Martino
                                         --------------------------------
                                     Michael A. Martino
                                     President, Chief Executive Officer
                                     and Director (Principal Executive Officer)

     We, the undersigned directors and officers of SONUS Pharmaceuticals, Inc., do hereby constitute and appoint Michael A. Martino and Gregory Sessler, or either of them, our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael A. Martino                    President, Chief Executive                February 29, 2000
----------------------------------------  Officer and Director (Principal
Michael A. Martino                        Executive Officer)


/s/ Gregory Sessler                       Senior Vice President - Strategic         February 29, 2000
----------------------------------------  Market Development and Chief Financial
Gregory Sessler                           Officer (Principal Financial and
                                          Accounting Officer)


/s/ George W. Dunbar, Jr.                 Director, Co-Chairman of the              February 29, 2000
----------------------------------------  Board of Directors
George W. Dunbar, Jr.


/s/ Christopher S. Henney, Ph.D., D.Sc.   Director                                  February 29, 2000
----------------------------------------
Christopher S. Henney, Ph.D., D.Sc.


/s/ Robert E. Ivy                         Director, Co-Chairman of the              February 29, 2000
----------------------------------------  Board of Directors
Robert E. Ivy


/s/ Dwight Winstead                       Director                                  February 29, 2000
----------------------------------------
Dwight Winstead