Form 10-Q
period 2000-03-31
SONUS PHARMACEUTICALS INC
filed 2000-05-12
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO____________.


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                              Outstanding at May 1, 2000
              -----                              --------------------------
Common Stock, $.001 par value                              9,155,897



                               Page 1 of 16 Pages
                        Exhibit Index appears on Page 15

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

                                                                               Page
                                                                              Number
                                                                              ------
         Item 1.   Financial Statements

                  Balance Sheets as of March 31, 2000 (unaudited) and
                       December 31, 1999......................................  3

                  Statements of Operations (unaudited) for the three
                       months ended March 31, 2000 and March 31, 1999.........  4

                  Statements of Cash Flows (unaudited) for the three months
                       ended March 31, 2000 and March 31, 1999................  5

                  Notes to Financial Statements...............................  6


        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................  8

        Item 3.   Market Risk ................................................  12

PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings..........................................  13

        Item 4.    Submission of Matters to a Vote of Security Holders........  14

        Item 6.    Exhibits and Reports on Form 8-K...........................  15

        Items 2, 3 and 5 are not applicable and therefore have been omitted.

SIGNATURES....................................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                                          MARCH 31,            DECEMBER 31,
                                                                            2000                   1999
                                                                         ------------          ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities ............         $ 15,265,213          $ 16,804,486
   Other current assets ........................................              301,711               422,851
                                                                         ------------          ------------

      Total current assets .....................................           15,566,924            17,227,337

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,295,660 and $3,179,956 .......              750,904               861,434
                                                                         ------------          ------------

Total assets ...................................................         $ 16,317,828          $ 18,088,771
                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit .........................................         $  5,000,000          $  5,000,000
   Accounts payable and accrued expenses .......................            2,622,393             2,826,169
   Accrued clinical trial expenses .............................              220,799               215,102
                                                                         ------------          ------------

      Total current liabilities ................................            7,843,192             8,041,271

Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ....                --                    --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 9,155,897 and 8,989,225
      shares issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively ..........................           37,713,654            37,142,965
   Accumulated deficit .........................................          (29,221,307)          (27,071,604)
   Accumulated other comprehensive loss ........................              (17,711)              (23,861)
                                                                         ------------          ------------
      Total stockholders' equity ...............................            8,474,636            10,047,500
                                                                         ------------          ------------

Total liabilities and stockholders' equity .....................         $ 16,317,828          $ 18,088,771
                                                                         ============          ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                          2000                 1999
                                                      -----------          -----------
Revenues:
   Collaborative agreements .................         $     --             $ 1,700,000

Operating expenses:
   Research and development .................           1,090,570            1,489,881
   General and administrative ...............           1,385,180            1,710,637
                                                      -----------          -----------

Total operating expenses ....................           2,475,750            3,200,518
                                                      -----------          -----------

Operating loss ..............................          (2,475,750)          (1,500,518)

Other income (expense):
   Interest income ..........................             155,706              168,516
   Interest expense .........................              (6,597)             (49,235)
                                                      -----------          -----------

Income (loss) before income taxes ...........          (2,326,641)          (1,381,237)

Income taxes ................................            (176,939)               --
                                                      -----------          -----------

Net loss ....................................         $(2,149,702)         $(1,381,237)
                                                      ===========          ===========

Basic and diluted net loss per share ........         $      (.24)         $     (0.16)

Shares used in computation of basic and
   diluted net loss per share ...............           9,069,677            8,633,333



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------------
                                                                                  2000                  1999
                                                                              ------------          ------------
OPERATING ACTIVITIES:
Net loss ............................................................         $ (2,149,702)         $ (1,381,237)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ....................................              115,702               203,094
   Amortization of premium (discount) on marketable securities ......               (3,828)                  954
   Realized gain on marketable securities ...........................                --                   (2,578)
   Changes in operating assets and liabilities:
      Other current assets ..........................................              121,140               138,890
      Accounts payable and accrued expenses .........................             (203,776)               (5,253)
      Accrued clinical trial expenses ...............................                5,697              (235,942)
                                                                              ------------          ------------
Net cash used in operating activities ...............................           (2,114,767)           (1,282,072)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ........               (5,173)              (25,463)
Purchases of marketable securities ..................................           (1,476,106)           (6,416,425)
Proceeds from sale of marketable securities .........................              499,995             5,959,925
Proceeds from maturities of marketable securities ...................            3,972,725             1,249,968
                                                                              ------------          ------------
Net cash provided by investing activities ...........................            2,991,441               768,005


FINANCING ACTIVITIES:
Proceeds from bank line of credit ...................................            5,000,000             5,000,000
Repayment of bank line of credit ....................................           (5,000,000)           (5,000,000)
Increase in long-term debt ..........................................                   --                40,704
Repayment of capitalized lease obligations ..........................                   --               (17,961)
Proceeds from exercise of stock options .............................              570,689                30,603
                                                                              ------------          ------------
Net cash provided by financing activities ...........................              570,689                53,346
                                                                              ------------          ------------

Increase (decrease) in cash and cash equivalents for the period .....            1,447,363              (460,721)
Cash and cash equivalents at beginning of period ....................            5,894,194             5,203,925
                                                                              ------------          ------------
Cash and cash equivalents at end of period ..........................            7,341,557             4,743,204
Marketable securities at end of period ..............................            7,923,656            10,951,998
                                                                              ------------          ------------
Total cash, cash equivalents and marketable securities ..............         $ 15,265,213          $ 15,695,202
                                                                              ============          ============

Supplemental cash flow information:
   Interest paid ....................................................         $      6,597          $      9,531



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

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 1999 and filed with the SEC on February 29, 2000.


2. CONTINGENCIES

     The Company has a manufacturing and supply agreement with Abbott Laboratories ("Abbott") for the manufacture of the Company's ultrasound contrast agents. Under this agreement, Abbott will manufacture the Company's first ultrasound contrast product, EchoGen, following FDA approval, if obtained, for a period of two years but in no event later than July 1, 2002.

     The Company also has a commercial supply agreement with a third party for certain medical grade raw materials for the Company's initial product in the U.S., EchoGen. The Company is obligated to purchase certain minimum quantities of the material over a five-year period subsequent to U.S. regulatory approval of EchoGen, if obtained.

      The Company is also party to certain litigation related to its business. See "Part II. Other Information; Item 1. Legal Proceedings."


3. AGREEMENT WITH ABBOTT LABORATORIES

     In 1996, the Company entered into two agreements with Abbott Laboratories ("Abbott") for the marketing and selling of the Company's ultrasound contrast agents, including EchoGen, in: (1) the United States (the "Abbott U.S. Agreement") and; (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries (the "Abbott International Agreement"). In January 1999, the Company and Abbott amended the Abbott U.S. Agreement (the "Amended Abbott U.S. Agreement").

     In February 2000, the Company entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provided Abbott the option by March 31, 2000 either to market and distribute EchoGen in the U.S. subject to obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. In March 2000, the Company and Abbott elected to terminate the Amended U.S. Agreement and the companies have agreed that Abbott will return U.S. marketing rights and materials related to EchoGen at no cost to the Company, and Abbott will have no further economic responsibilities to the Company.

     In October 1999, the Company and Abbott Laboratories International Division ("Abbott International") restructured the Abbott International Agreement. Under the restructured agreement, Abbott International has returned to the Company all exclusive marketing rights to EchoGen for the international territories covered by the agreement. In addition, as part of the termination of the Amended U.S. Agreement in March 2000, the Company has no remaining economic obligations to share EchoGen net profits or up-front license fees with Abbott International.

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

     -    market acceptance of our products;

     - our anticipated future capital requirements and the terms of any capital financing;

     - our ability to locate and enter into agreements with distributors for U.S. and international territories;

     - our ability to identify and enter into acceptable arrangements with alternative sources of supply of EchoGen should Abbott determine not to continue to manufacture EchoGen;

     -    the progress and results of clinical trials;

     - the timing and amount of future contractual payments, revenues and operating expenses; and

     -    the anticipated outcome or financial impact of legal matters.

While these statements made by us are based on our current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

     In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text of this report and the risk factors detailed from time to time in our other filings with the Securities and Exchange Commission. As discussed in our Annual Report on Form 10-K for the year ended December 31, 1999, actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

     - uncertainty of governmental regulatory requirements and lengthy approval process;

     - unproven safety and efficacy of products and uncertainty of clinical trials;

     - history of operating losses and uncertainty of future financial results;

     -   future capital requirements and uncertainty of additional funding;

     - dependence on third parties for funding, clinical development and distribution;

     -   competition and risk of technological obsolescence;

     - limited manufacturing experience and dependence on limited contract manufacturers and suppliers;

     -   lack of marketing and sales experience;

     -   uncertainty of market acceptance;

     -   dependence on patents and proprietary rights;

     -   limitations on third-party reimbursement;

     -   uncertainty associated with drug delivery technology;

     -   continued listing on the NASDAQ National Market; and

     -   dependence on key employees.

MD&A OVERVIEW

    In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our Company, including:

     -   an overview of our Company's business;

     -   regulatory progress;

     -   contractual agreements;

     - results of operations and why those results are different from the prior year;

     - the capital resources our Company currently has and possible sources of additional funding for future capital requirements; and

     -   the market risk of our investment portfolio.

BUSINESS OVERVIEW

    Our Company is engaged in the research, development and commercialization of ultrasound contrast agents and drug delivery systems based on our proprietary technology. Our products are being developed for use in the diagnosis and treatment of heart disease, cancer and other debilitating conditions. We have financed our research and development and clinical trials through payments received under contractual agreements, private equity and debt financings, and a public offering of common stock. Clinical trials of our initial ultrasound contrast product under development, EchoGen(R) (perflenapent injectable emulsion), began in January 1994. In 1996, we filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for EchoGen as well as a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA").


REGULATORY PROGRESS

United States

     In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter gave the conditions that must be satisfied before final approval. In September 1999, we filed a formal response to the conditions of the approvable letter. In March 2000, we received an action letter from the FDA that extended the approvable status for EchoGen. In April 2000, we filed our response to the March action letter and we are in discussions with the FDA regarding that response. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions requested by the FDA. No assurance can be given that the FDA will review the response to the action letter in a timely manner or that the FDA will ultimately approve EchoGen.

Europe

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

CONTRACTUAL AGREEMENTS

     In 1999, we entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane, the gas we use in our ultrasound contrast products. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners. Under the agreement, Nycomed paid us in 1999 a license fee of $10.0 million. In addition, both companies have agreed to pay royalties to each other based on future sales of our respective ultrasound contrast agents.

     Also, under the agreement, we transferred to Nycomed the responsibilities and legal costs associated with our patent infringement litigation with Molecular Biosystems, Inc. (MBI) and Mallinckrodt Medical Inc. On May 8, 2000, the parties announced a settlement of the patent infringement litigation. Under terms of the settlement, we received a one-time payment of $2.5 million from Nycomed pursuant to our license agreement with Nycomed. We will also receive royalties on future sales of ultrasound contrast products by MBI, Mallinckrodt and Nycomed in all territories of the world except ten Pacific Rim countries. See "Part II. Other Information; Item 1. Legal Proceedings."

     In 1996, we entered into two agreements with Abbott Laboratories ("Abbott") for the marketing and selling of our ultrasound contrast agents in: (1) the United States (the "Abbott U.S. Agreement") and (2) certain international territories including Europe, Latin America, Canada, Middle East, Africa and certain Asia/Pacific countries (the "Abbott International Agreement"). In January 1999, we amended the Abbott U.S. Agreement (the "Amended Abbott U.S. Agreement"). Under the Amended Abbott U.S. Agreement, Abbott agreed to make certain payments to us, primarily conditioned upon the achievement of regulatory approval and certain commercialization milestones potentially totaling $31.0 million of which we have received $23.0 million as of March 31, 2000. In addition, Abbott purchased in 1996, for $4.0 million, warrants to acquire 500,000 shares of our common stock at an exercise price of $16.00 per share.

     In February 2000, we entered into an amendment with Abbott that further modifies the Amended Abbott U.S. Agreement. The modified agreement provided Abbott the option by March 31, 2000 either to market and distribute EchoGen in the U.S. subject to obtaining necessary regulatory approvals, or to terminate the Amended Abbott U.S. Agreement, whether regulatory approvals are received or not. In March 2000, we and Abbott elected to terminate the Amended U.S. Agreement and the companies have agreed that Abbott will return U.S. marketing rights and materials related to EchoGen at no cost to us, and Abbott will have no further economic responsibilities to us. We have also agreed with Abbott to amend the manufacturing and supply agreement under which Abbott manufactures EchoGen for us. Abbott will continue to manufacture EchoGen following FDA approval, if obtained, for a period of two years, but in no event later than July 1, 2002 under the manufacturing and supply agreement. There can be no assurance that we can successfully market and distribute EchoGen, or that we will be successful in obtaining other partners to market and distribute EchoGen, or that we will be able to locate and qualify an alternative manufacturer of EchoGen.

     In October 1999, our Company and Abbott Laboratories International Division ("Abbott International") restructured the Abbott International Agreement. Under the restructured agreement, Abbott International has returned to us all exclusive marketing rights to EchoGen for the international territories covered by the agreement. In addition, as part of the termination of the Amended U.S.

Agreement, we have no remaining economic obligations to share EchoGen net profits or up-front license fees with Abbott International. As of the date of restructuring, Abbott International has paid $14.7 million to us. We have commenced discussions with new potential marketing partners for the international territories; however, no assurance can be given that we will secure new marketing partners for these territories.

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

RESULTS OF OPERATIONS

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

-    timing of payments under contractual and license agreements;

-    timing of regulatory approvals;

-    entering into additional contractual agreements; and

- timing and costs of clinical trials, legal matters and expenses related to product commercialization.

     To date, our reported revenues have been derived from payments received under collaborative agreements with third parties. No revenues were reported in the first quarter of 2000 compared with revenues received under collaborative agreements of $1.7 million for the first quarter of 1999. The revenues in 1999 represented payments received under our agreements with Abbott.

     Total operating expenses were $2.5 million for the first quarter of 2000 compared with $3.2 million for the first quarter of 1999. The decrease in operating expenses from the prior year was primarily due to a lower level of research and development and clinical trial spending as well as a reduction in legal costs as a result of the transfer of ongoing patent litigation responsibilities to Nycomed Amersham under the patent license agreement that we entered into with Nycomed in late 1999.

     We anticipate total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and future products and due to higher marketing and administrative expenses as we continue to prepare for commercialization of EchoGen. We may also incur significant expenses relating to legal matters, see "Part II. Other Information; Item 1. Legal Proceedings."

     Interest income, net of interest expense of $6,597, was $149,109 for the first quarter of 2000 compared with $119,281, net of interest expense of $49,235, for the same period of the prior year. The increase in net interest income was primarily due to lower interest expense in 2000 as approximately $2.1 million of long-term debt payable to Abbott was converted into common stock in June 1999.

     In the first quarter of 2000, we received a refund in the amount of $176,539 for international withholding taxes paid in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and a bank line of credit. At March 31, 2000, we had cash, cash equivalents and marketable securities of $15.3 million compared to $16.8 million at December 31, 1999. The decrease was primarily due to cash used in operations during the first quarter ended March 31, 2000.

     We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0%. At March 31, 2000, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 30, 2000 and is secured by our tangible assets. We are required to maintain a minimum of $4.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

     We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if approved for marketing in the United States. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 2000. We plan to seek additional funding in 2000 through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

- the ability to obtain continued funding under existing contractual and licensing agreements;

-    the ability to attract and retain new partners;

-    the ability to maintain our bank line of credit;

-    the time and costs required to gain regulatory approvals;

-    the progress of our research and development programs and clinical trials;

- the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

-    the costs of marketing and distribution;

-    the status of competing products;

- the market acceptance and third-party reimbursement of our products, if and when approved; and

- the cost of defending, and any damages or settlement payments that may be paid pursuant to existing legal proceedings.

     We cannot give assurance that U.S. regulatory approval will be achieved in the near-term or at all or that, in any event, additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to our existing stockholders. If we are unable to raise additional financing, we may be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business.

ITEM 3. MARKET RISK

     The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2000, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     In January 1998, we announced that we had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt Medical Inc. ("Mallinckrodt"). The suit alleged that one of MBI's ultrasound contrast agents infringed one or more of our patents. MBI filed counterclaims alleging that the patents asserted by us were invalid and not infringed, and that we made false public statements and engaged in other actions intended to damage MBI.

     Under our agreement with Nycomed, Nycomed is an exclusive licensee of our patents in a field of use including non-perfluoropentane ultrasound contrast agents. Shortly after we entered into the agreement with Nycomed, Nycomed was added as a plaintiff in our lawsuit against MBI and Mallinckrodt and took control of the patent infringement portion of that lawsuit.

     On May 8, 2000, the parties announced a settlement of the patent infringement litigation. The settlement follows a summary judgement by the court which found that MBI and Mallinckrodt infringed certain of our patents and rejected various challenges made by MBI and Mallinckrodt to the validity of those patents. The summary judgement also dismissed the counterclaims filed by MBI and Mallinckrodt. Under terms of the settlement, we received a one-time payment of $2.5 million from Nycomed pursuant to our license agreement with Nycomed. We will also receive royalties on future sales of ultrasound contrast products by MBI, Mallinckrodt and Nycomed in all territories of the world except ten Pacific Rim countries. Also, MBI and Mallinckrodt agreed to drop their counterclaims against us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Stockholders was held on April 27, 2000. At the Annual Meeting there were three matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

         Nominee                                         For              Abstain
         -------                                         ---              -------
         Michael A. Martino                          7,594,678            752,872
         George W. Dunbar, Jr.                       7,594,298            753,252
         Christopher S. Henney, Ph.D., D. Sc.        7,594,698            752,852
         Robert E. Ivy                               7,594,398            753,152
         Dwight Winstead                             7,594,698            752,852

2.       Approval of the adoption of the Company's 2000 Stock Incentive Plan:

         For: 2,764,359   Against: 903,346   Abstain: 375,523   Broker Non-votes:  4,304,322

3. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000:

         For: 7,945,679        Against: 39,004            Abstain: 362,867

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27.1           Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          The Company filed the following report on Form 8-K during the quarter ended March 31, 2000:

          1. The Registrant filed a report on Form 8-K on March 17, 2000 in connection with the announcement of our receipt of an "action letter" from the FDA for our first ultrasound contrast agent, EchoGen.



ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONUS PHARMACEUTICALS, INC.

Date:    May 12, 2000                  By: /s/  Richard J. Klein
                                           -------------------------------------
                                           Richard J. Klein
                                           Vice President, Finance and
                                           Assistant Secretary

                                 EXHIBIT INDEX


Ex-27.1        Financial Data Schedule