Form 10-Q
period 2000-06-30
SONUS PHARMACEUTICALS INC
filed 2000-08-14
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                        Outstanding at July 15, 2000

     Common Stock, $.001 par value                       9,157,938

                               Page 1 of 15 Pages
                        Exhibit Index appears on Page 14


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q




                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

                Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 ............       3

                Statements of Operations (unaudited) for the three and six months ended
                    June 30, 2000 and June 30, 1999 .............................................       4

                Statements of Cash Flows (unaudited) for the six months ended
                    June 30, 2000 and June 30, 1999 .............................................       5

                Notes to Financial Statements ...................................................       6


      Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..........................................................       7

      Item 3.  Market Risk ......................................................................      11

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings ...............................................................      12

       Item 6.  Exhibits and Reports on Form 8-K ................................................      14

       Items 2, 3 and 5 are not applicable and therefore have been omitted.

SIGNATURES ......................................................................................      15

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                      JUNE 30,        DECEMBER 31,
                                                                       2000               1999
                                                                   ------------       ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities .........      $ 17,344,044       $ 16,804,486
   Other current assets .....................................           354,421            422,851
                                                                   ------------       ------------

      Total current assets ..................................        17,698,465         17,227,337

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,396,614 and $3,179,956 ....           649,949            861,434
                                                                   ------------       ------------

Total assets ................................................      $ 18,348,414       $ 18,088,771
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ......................................      $  5,000,000       $  5,000,000
   Accounts payable and accrued expenses ....................         2,662,896          2,826,169
   Accrued clinical trial expenses ..........................           149,292            215,102
                                                                   ------------       ------------

      Total current liabilities .............................         7,812,188          8,041,271

Commitments and contingencies Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or
      outstanding ...........................................                --                 --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 9,157,938 and
      8,989,225 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively .....        37,719,736         37,142,965
   Accumulated deficit ......................................       (27,165,799)       (27,071,604)
   Accumulated other comprehensive loss .....................           (17,711)           (23,861)
                                                                   ------------       ------------
      Total stockholders' equity ............................        10,536,226         10,047,500
                                                                   ------------       ------------

Total liabilities and stockholders' equity ..................      $ 18,348,414       $ 18,088,771
                                                                   ============       ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS                         SIX MONTHS
                                                              ENDED JUNE 30,                      ENDED JUNE 30,
                                                      -----------------------------       -----------------------------
                                                          2000           1999                 2000             1999
                                                      -------------  --------------       -------------    ------------
Revenues:
   Collaborative agreements ....................      $        --       $   350,000       $        --       $ 2,050,000
   Royalty revenue .............................           44,969                --            44,969                --
                                                      -----------       -----------       -----------       -----------
Total revenue ..................................           44,969           350,000            44,969         2,050,000
                                                      -----------       -----------       -----------       -----------
Operating expenses:
   Research and development ....................        1,288,089         1,701,602         2,378,659         3,191,481
   General and administrative ..................        1,136,107         1,872,607         2,521,288         3,583,244
                                                      -----------       -----------       -----------       -----------
Total operating expenses .......................        2,424,196         3,574,209         4,899,947         6,774,725
                                                      -----------       -----------       -----------       -----------

Operating loss .................................       (2,379,227)       (3,224,209)       (4,854,978)       (4,724,725)

Other income (expense):
   Interest income .............................          196,889           123,676           352,595           292,192
   Interest expense ............................          (12,153)          (22,244)          (18,750)          (71,480)
   Other income ................................        4,250,000                --         4,250,000                --
                                                      -----------       -----------       -----------       -----------

Income (loss) before taxes .....................        2,055,509        (3,122,777)         (271,133)       (4,504,013)
Income taxes ...................................               --                --          (176,939)               --
                                                      -----------       -----------       -----------       -----------

Net income (loss) ..............................      $ 2,055,509       $(3,122,777)      $   (94,194)      $(4,504,013)
                                                      ===========       ===========       ===========       ===========


Net income (loss) per common share:
   Basic .......................................      $      0.22       $     (0.36)      $     (0.01)      $     (0.52)
   Diluted .....................................      $      0.22       $     (0.36)      $     (0.01)      $     (0.52)

Shares used in computation of per share amounts:
   Basic .......................................        9,155,897         8,741,513         9,112,787         8,687,423
   Diluted .....................................        9,184,625         8,741,513         9,166,712         8,687,423


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------------
                                                                          2000              1999
                                                                    ---------------    -------------
OPERATING ACTIVITIES:
Net loss .......................................................    $    (94,194)      $ (4,504,013)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................         216,657            385,664
   Amortization of premium (discount) on marketable securities .              --            104,540
   Realized gain on marketable securities ......................              --             (1,708)
   Changes in operating assets and liabilities:
      Other current assets .....................................          68,430            192,722
      Accounts payable and accrued expenses ....................        (163,273)           530,616
      Accrued clinical trial expenses ..........................         (65,810)          (457,001)
                                                                    ------------       ------------
Net cash used in operating activities ..........................         (38,190)        (3,749,180)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ...          (5,173)           (39,098)
Purchases of marketable securities .............................      (5,977,254)        (7,682,352)
Proceeds from sale of marketable securities ....................         499,995          9,618,687
Proceeds from maturities of marketable securities ..............       6,899,268          2,049,865
                                                                    ------------       ------------
Net cash provided by investing activities ......................       1,416,836          3,947,102

FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................      10,000,000         10,000,000
Repayment of bank line of credit ...............................     (10,000,000)       (10,000,000)
Increase in long-term debt .....................................              --             30,783
Repayment of capitalized lease obligations .....................              --            (51,393)
Proceeds from issuance of common stock .........................         576,771             41,668
                                                                    ------------       ------------
Net cash provided by financing activities ......................         576,771             21,058
                                                                    ------------       ------------
Increase in cash and cash equivalents for the period ...........       1,955,417            218,980
Cash and cash equivalents at beginning of period ...............       5,894,194          5,203,925
                                                                    ------------       ------------
Cash and cash equivalents at end of period .....................       7,849,611          5,422,905
Marketable securities at end of period .........................       9,494,433          7,643,762
                                                                    ------------       ------------
Total cash, cash equivalents and marketable securities .........    $ 17,344,044       $ 13,066,667
                                                                    ============       ============
Supplemental cash flow information:
   Conversion of long-term debt to common stock ................    $         --       $  2,080,005
   Interest paid ...............................................    $     13,542       $     16,895
   Income taxes paid ...........................................    $         --       $         --


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

REGULATORY PROGRESS

United States

    In April 1999, we received an "approvable letter" from the FDA for EchoGen. The FDA letter gave the conditions that must be satisfied before final approval. In September 1999, we filed a formal response to the conditions of the approvable letter. In March 2000, we received an action letter from the FDA that extended the approvable status for EchoGen. In April 2000, we filed our response to the March action letter. The FDA accepted our filed response as complete for review and has indicated that it will complete its review of our response by the end of October 2000. Although it is inappropriate for us to speculate on the outcome of the FDA review, we believe we have addressed the conditions requested by the FDA. No assurance can be given that the FDA will review the response to the action letter in a timely manner or that the FDA will ultimately approve EchoGen.

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

    Also, under the license agreement, we transferred to Nycomed the responsibilities and legal costs associated with our patent infringement litigation with Molecular Biosystems, Inc. (MBI) and Mallinckrodt Medical Inc. On May 8, 2000, the parties announced a settlement of the patent infringement litigation. The settlement followed a summary judgement by the court which found that MBI and Mallinckrodt infringed certain of our patents and rejected various challenges made by MBI and Mallinckrodt to the validity of those patents. The summary judgement also dismissed the counterclaims filed by MBI and Mallinckrodt. Under terms of the settlement, we received a one-time payment of $2.5 million from Nycomed pursuant to our license agreement with Nycomed. We will also receive royalties on future sales of ultrasound contrast products by MBI, Mallinckrodt and Nycomed in all territories of the world except Japan and nine other Pacific Rim countries. Also, MBI and Mallinckrodt agreed to drop their counterclaims against us. See "Part II. Other Information; Item 1. Legal Proceedings."

    In addition to the development of our ultrasound contrast agents, we believe our drug delivery technology can be applied to the formulation of many water insoluble active compounds, which are either currently in use or being investigated as therapeutic agents. Our strategy is to enter into feasibility study agreements with companies who own active compounds, typically large pharmaceutical companies, to confirm that their active compounds can be formulated with our proprietary delivery vehicle, and that the resulting formulation enhances the properties of that drug, including efficacy and toxicity. In December 1999, we entered into our first feasibility study agreement. Under this feasibility study agreement, we have agreed to use our reasonable best efforts to develop new formulations of an active compound and provide them to the pharmaceutical company for further evaluation.


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

    Revenue in the second quarter of 2000 was $45,000 compared to $350,000 in the second quarter of 1999. For the six months ended June 30, 2000, revenue was $45,000 compared to $2.1 million for the prior year period. Revenue for the prior year periods were derived from payments received under collaborative agreements with third parties. Revenue in the current period represents royalties payable to us by Nycomed pursuant to our license agreement with Nycomed.

    Total operating expenses were $2.4 million for the second quarter of 2000 compared with $3.6 million for the second quarter of 1999. Total operating expenses for the six months ended June 30, 2000 were $4.9 million compared to $6.8 million for the six months ended June 30, 1999. The decrease in operating expenses from the prior year was primarily due to a lower level of research and development and clinical trial spending as well as a reduction in legal costs as a result of the transfer of ongoing patent litigation responsibilities to Nycomed Amersham under the patent license agreement that we entered into with Nycomed in late 1999 and the recent patent litigation settlement announced in May 2000.

    We anticipate total operating expenses will increase in future quarters due to ongoing and planned clinical trials to study additional indications for EchoGen and future products and due to higher marketing and administrative expenses as we continue to prepare for commercialization of EchoGen if approved for marketing in the U.S.

    Other income in the second quarter of 2000 represents payments received of $4.25 million from patent litigation and insurance settlements. As part of the settlement of our patent litigation, we received a one-time payment of $2.5 million from Nycomed pursuant to our license agreement with Nycomed. In a separate matter, we reached an agreement on a pre-existing insurance coverage dispute from which we received a settlement of $1.75 million.

    Interest income, net of interest expense, was $185,000 for the second quarter of 2000 compared with $101,000 for the same period of the prior year and $334,000 and $221,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in net interest income was primarily due to higher levels of invested cash in 2000. In addition, we incurred lower levels of interest expense in 2000 as approximately $2.1 million of long-term debt payable to Abbott was converted into common stock in June 1999.

    In the first quarter of 2000, we received a refund in the amount of $176,939 for international withholding taxes paid in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and a bank line of credit. At June 30, 2000, we had cash, cash equivalents and marketable securities of $17.3 million compared to $16.8 million at December 31, 1999. The slight increase was primarily due to cash received from the exercise of stock options.

    We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0%. At June 30, 2000, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 30, 2000 and is secured by our tangible assets. We are required to maintain a minimum of $4.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to renew the loan agreement or that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

    We expect that our cash needs will increase significantly in future periods due to pending and planned clinical trials and higher administrative and marketing expenses as we prepare for commercialization of EchoGen, if approved for marketing in the United States. Based on our current operating plan, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 2000. We plan to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

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


ITEM 3. MARKET RISK

    The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2000, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

a. In January 1998, we announced that we had filed a patent infringement action in the U.S. District Court in Seattle, Washington, against Molecular Biosystems Inc. ("MBI") and Mallinckrodt Medical Inc. ("Mallinckrodt"). The suit alleged that one of MBI's ultrasound contrast agents infringed one or more of our patents. MBI filed counterclaims alleging that the patents asserted by us were invalid and not infringed, and that we made false public statements and engaged in other actions intended to damage MBI.

    Under our agreement with Nycomed, Nycomed is an exclusive licensee of our patents in a field of use including non-perfluoropentane ultrasound contrast agents. Shortly after we entered into the agreement with Nycomed, Nycomed was added as a plaintiff in our lawsuit against MBI and Mallinckrodt and took control of the patent infringement portion of that lawsuit.

    On May 8, 2000, the parties announced a settlement of the patent infringement litigation. The settlement followed a summary judgement by the court which found that MBI and Mallinckrodt infringed certain of our patents and rejected various challenges made by MBI and Mallinckrodt to the validity of those patents. The summary judgement also dismissed the counterclaims filed by MBI and Mallinckrodt. Under terms of the settlement, we received a one-time payment of $2.5 million from Nycomed pursuant to our license agreement with Nycomed. We will also receive royalties on future sales of ultrasound contrast products by MBI, Mallinckrodt and Nycomed in all territories of the world except Japan and nine other Pacific Rim countries. Also, MBI and Mallinckrodt agreed to drop their counterclaims against us.

    In a separate matter related to the MBI and Mallinckrodt patent litigation, we also announced that we reached an agreement on a pre-existing insurance coverage dispute. Under the agreement, we received an insurance payment of $1.75 million.

b. In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. Du Pont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively "DuPont") filed a complaint in the United States District Court for the District of Massachusetts against us and Nycomed Amersham. DuPont's complaint seeks a declaratory judgment that certain ultrasound contrast patents owned by us and licensed to Nycomed are invalid and not infringed by DuPont.

    We believe DuPont's complaint is without merit and intend to vigorously defend against these allegations. Nycomed and we have filed motions to dismiss DuPont's complaint or alternatively that the case be transferred to the U.S. District Court for the Western District of Washington. Under our license agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and on our behalf, at Nycomed's expense. Pursuant to this right, Nycomed and we also have filed against DuPont a patent infringement action in the U.S. District Court for the Western District of Washington alleging that DuPont's contrast agent known as "Definity" infringes patents we own and have licensed to Nycomed. Pursuant to our license agreement with Nycomed, Nycomed will bear all costs and expenses associated with the prosecution of this action.

c. In August and September 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against us and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, we and the individual defendants moved to dismiss and stay the State Action. The state law claims in the State Action were subsequently re-filed in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the

Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, we and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, we filed motions for summary judgment and to stay discovery.

    In July 2000, we, with the consent of our insurance carrier, entered into a Memorandum of Understanding with plaintiffs to settle the Federal Action for an amount within our directors and officers' insurance policy limits. The settlement is subject to approval of the Court after notice and an opportunity to object is provided to the shareholder class. Because of the time involved in providing notice and obtaining approvals, it is likely that the final approval will be obtained at the end of the year or in early 2001. Given the uncertainties of litigation, we believe that the settlement is in the best interests of our shareholders. However, there can be no assurance that the settlement will be approved by the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information regarding matters submitted to a vote of security holders at our annual meeting of stockholders held on April 27, 2000, is set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         10.41      2000 Stock Incentive Plan (the "2000 Plan")

         10.42      Form of Stock Option Agreement pertaining to the 2000 Plan

         27.1       Financial Data Schedule



    (b)  REPORTS ON FORM 8-K

         The Company filed the following report on Form 8-K during the quarter ended June 30, 2000:

         1. The Registrant filed a report on Form 8-K on May 25, 2000 in connection with the announcement that the U.S. Food and Drug Administration (FDA) has accepted as complete for review our response to the March 2000 FDA action letter for our first ultrasound contrast agent, EchoGen.



    ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SONUS PHARMACEUTICALS, INC.

Date:   August 14, 2000                            By: /s/  Richard J. Klein
                                                       ---------------------
                                                   Richard J. Klein
                                                   Vice President, Finance and
                                                   Assistant Secretary