Form 10-Q
period 2000-09-30
SONUS PHARMACEUTICALS INC
filed 2000-11-14
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                              or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.


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


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                        Outstanding at September 30, 2000
               -----                        ---------------------------------
    Common Stock, $.001 par value                       9,160,334

                               Page 1 of 16 Pages
                        Exhibit Index appears on Page 15

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION
                                                                                          Page
                                                                                          Number
                                                                                          ------
        Item 1. Financial Statements

                Balance Sheets as of September 30, 2000 (unaudited) and
                  December 31, 1999                                                       3

                Statements of Operations (unaudited) for the three and
                  nine months ended September 30, 2000 and September 30, 1999...........  4

                Statements of Cash Flows (unaudited) for the nine months ended
                  September 30, 2000 and September 30, 1999.............................  5

                Notes to Financial Statements...........................................  6

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................  7

        Item 3. Market Risk ............................................................ 13

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings....................................................... 14

        Item 6. Exhibits and Reports on Form 8-K........................................ 15

        Items 2, 3, 4 and 5 are not applicable and therefore have been omitted.

SIGNATURES.............................................................................. 16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 SONUS PHARMACEUTICALS, INC.
                                        BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                           2000                1999
                                                                        ------------       ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and marketable securities ..............      $ 15,286,417       $ 16,804,486
   Other current assets ..........................................           408,327            422,851
                                                                        ------------       ------------

      Total current assets .......................................        15,694,744         17,227,337

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,485,614 and $3,179,956 .........           565,161            861,434
                                                                        ------------       ------------

Total assets .....................................................      $ 16,259,905       $ 18,088,771
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ...........................................      $  5,000,000       $  5,000,000
   Accounts payable and accrued expenses .........................         2,765,868          2,826,169
   Accrued clinical trial expenses ...............................           117,006            215,102
                                                                        ------------       ------------

      Total current liabilities ..................................         7,882,874          8,041,271

Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding ......                 -                  -
    Common stock; $.001 par value;
      30,000,000 shares authorized; 9,160,334 and 8,989,225
      shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively ............................        37,726,876         37,142,965
   Accumulated deficit ...........................................       (29,332,134)       (27,071,604)
   Accumulated other comprehensive loss ..........................           (17,711)           (23,861)
                                                                        ------------       ------------
      Total stockholders' equity .................................         8,377,031         10,047,500
                                                                        ------------       ------------

Total liabilities and stockholders' equity .......................      $ 16,259,905       $ 18,088,771
                                                                        ============       ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                                 2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------
Revenues:
   Collaborative agreements ..........................      $          -       $ 10,000,000       $          -       $ 12,050,000
   Royalty revenue ...................................            68,338                  -            113,307                  -
                                                            ------------       ------------       ------------       ------------

Total revenue ........................................            68,338         10,000,000            113,307         12,050,000
                                                            ------------       ------------       ------------       ------------

Operating expenses:
   Research and development ..........................         1,374,687          1,214,740          3,753,346          4,406,223
   General and administrative ........................         1,028,660          1,916,067          3,549,949          5,499,311
                                                            ------------       ------------       ------------       ------------

Total operating expenses .............................         2,403,347          3,130,807          7,303,295          9,905,534
                                                            ------------       ------------       ------------       ------------

Operating income (loss) ..............................        (2,335,009)         6,869,193         (7,189,988)         2,144,466

Other income (expense):
   Interest income ...................................           173,672             63,471            526,269            355,662
   Interest expense ..................................            (4,998)           (20,335)           (23,750)           (91,814)
   Other income ......................................                 -                  -          4,250,000                  -
                                                            ------------       ------------       ------------       ------------

Income (loss) before taxes ...........................        (2,166,335)         6,912,329         (2,437,469)         2,408,314

Income taxes .........................................                 -                  -           (176,939)                 -
                                                            ------------       ------------       ------------       ------------

Net income (loss) ....................................      $ (2,166,335)      $  6,912,329       $ (2,260,530)      $  2,408,314
                                                            ============       ============       ============       ============
Net income (loss) per common share:
   Basic .............................................      $      (0.24)      $       0.77       $      (0.25)      $       0.27
   Diluted ...........................................      $      (0.24)      $       0.76       $      (0.25)      $       0.27

Shares used in computation of per share amounts:
   Basic .............................................         9,157,964          8,984,550          9,127,846          8,786,465
   Diluted ...........................................         9,157,964          9,089,663          9,127,846          8,932,683


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            2000               1999
                                                                        ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) ................................................      $ (2,260,530)      $  2,408,314
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .................................           305,193            484,152
   Changes in operating assets and liabilities:
      Contract receivable ........................................                 -         (5,000,000)
      Other current assets .......................................            14,524            253,520
      Accounts payable and accrued expenses ......................           (60,301)         1,020,262
      Accrued clinical trial expenses ............................           (98,096)          (995,954)
                                                                        ------------       ------------
Net cash used in operating activities ............................        (2,099,210)        (1,829,706)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements .....            (8,920)           (39,098)
Purchases of marketable securities ...............................        (7,690,228)       (15,350,254)
Proceeds from sale of marketable securities ......................           499,995         12,613,763
Proceeds from maturities of marketable securities ................         8,883,781          7,049,147
                                                                        ------------       ------------
Net cash provided by investing activities ........................         1,684,568          4,273,558


FINANCING ACTIVITIES:
Proceeds from bank line of credit ................................        15,000,000         15,000,000
Repayment of bank line of credit .................................       (15,000,000)       (15,000,000)
Increase in long-term debt .......................................                 -             30,783
Repayment of capitalized lease obligations .......................                 -            (62,156)
Proceeds from issuance of common stock ...........................           583,911             41,668
                                                                        ------------       ------------
Net cash provided by financing activities ........................           583,911             10,295
                                                                        ------------       ------------

Increase in cash and cash equivalents for the period .............           169,269          2,454,147
Cash and cash equivalents at beginning of period .................         5,894,194          5,203,925
                                                                        ------------       ------------
Cash and cash equivalents at end of period .......................         6,063,463          7,658,072
Marketable securities at end of period ...........................         9,222,954          7,490,663
                                                                        ------------       ------------
Total cash, cash equivalents and marketable securities ...........      $ 15,286,417       $ 15,148,735
                                                                        ============       ============

Supplemental cash flow information:
   Conversion of long-term debt to common stock ..................                $-       $  2,080,005
   Interest paid .................................................      $     23,750       $     39,729
   Income taxes paid .............................................                $-                 $-



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


2. CONTINGENCIES

        The Company is party to certain legal matters related to its business. See "Part II. Other Information; Item 1. Legal Proceedings."

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

        - the capital resources our Company currently has and possible sources of additional funding for future capital requirements; and

        -   certain factors that may affect our business and future results.

BUSINESS OVERVIEW

        Our Company is engaged in the research and development of drug delivery and blood substitute products based on our proprietary emulsion and surfactant technology.

        In the area of drug delivery, we are applying our TOCOSOL(TM) oil-in-water emulsion technology to the formulation of poorly soluble drugs for delivery to the patient in a less toxic and more convenient method of administration. The first application of our drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184, which is under development for the treatment of breast, ovarian or lung cancer. We recently filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration and plan to initiate Phase 1 human clinical studies with S-8184 early in 2001.

        We are also developing a perfluorocarbon-based blood substitute product, S-9156, for oxygenation of the body's tissues in applications such as acute or surgical blood loss, treatment of radiotherapy resistant tumors or in cases of compromised blood oxygen carrying capacity. We entered into a research agreement with the State University of New York at Buffalo in March 2000 for development of our blood substitute product and plan to complete pre-clinical studies with S-9156 and file an Investigational New Drug Application, or IND, in 2001.


        In October 2000, we announced a strategic decision to refocus our business on the development of our drug delivery and blood substitute products. In addition, we withdrew the New Drug Application, or NDA, and discontinued clinical activity for our ultrasound contrast product, EchoGen(R). We also decided not to pursue commercialization of EchoGen in Europe. These decisions were based on several factors, including discussions with the FDA that revealed that significant amount of additional work would need to be done to get EchoGen approved in the U.S. and the opportunities available to advance our drug delivery and blood substitute products.

RESULTS OF OPERATIONS

        Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

-    timing of payments under contractual and license agreements;

-    entering into additional contractual agreements;

- timing and costs of clinical trials, legal matters and expenses related to product development; and

-    timing of regulatory approvals.


        Revenue in the third quarter of 2000 was $68,000 compared to $10.0 million in the third quarter of 1999. Revenue in the third quarter of 2000 represents royalty income payable to us by Nycomed under our patent license agreement with Nycomed. Revenue in the third quarter of 1999 represents the $10.0 million license fee paid to us by Nycomed upon signing the patent licensing agreement with Nycomed. Revenue was $113,000 for the nine months ended September 30, 2000 and represented royalty income from Nycomed while revenue in the prior year period was $12.1 million, consisting of the $10.0 million license fee from Nycomed and $2.1 million received under collaborative agreements with third parties.

        Total operating expenses were $2.4 million for the third quarter of 2000 compared with $3.1 million for the third quarter of 1999. Total operating expenses for the nine months ended September 30, 2000 were $7.3 million compared with $9.9 million for the same period in 1999. The decrease in operating expenses from the prior year was primarily due to a lower level of research and development spending and lower general and administrative expenses due to the reduction in legal costs as a result of the transfer of ongoing patent litigation responsibilities to Nycomed under the patent license agreement that we entered into with Nycomed in 1999 and the settlement of that patent litigation in May 2000.

        Other income for the nine months ended September 30, 2000 represents payments received in the second quarter of 2000 totalling $4.25 million from patent litigation and insurance settlements.

        Interest income, net of interest expense, was $168,000 for the third quarter of 2000 compared with $43,000 for the same period of the prior year and $503,000 and $264,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net interest income was primarily due to higher levels of invested cash in 2000.


LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed operations with payments received under contractual agreements with third parties, proceeds from equity financings and a bank line of credit. At September 30, 2000, we had cash, cash equivalents and marketable securities of $15.3 million compared with $16.8 million at December 31, 1999. The slight decrease in cash balances from December 31, 1999 was primarily due to the current year net loss of $2.2 million offset in part by cash received of $583,000 from the exercise of stock options.

        We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0%. At September 30, 2000, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires August 30, 2001 and is secured by our tangible assets. We are required to maintain a minimum of $5.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the borrowing bank. We cannot give assurance that we will be able to renew the loan agreement or that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

        We expect that our cash needs will increase in future periods due to planned clinical trials and other product development costs associated with our drug delivery and blood substitute products. Based on our current operating plan for 2001 including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 2001. However, we may seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

-    the ability to attract and retain new collaborative agreement partners;

-    the ability to obtain funding under contractual and licensing agreements;

-    the ability to maintain our bank line of credit;

-    the progress of our research and development programs and clinical trials;

-    the time and costs required to obtain regulatory approvals;

- the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks; and

- the cost of defending, and any damages or settlement payments that may be paid pursuant to legal proceedings.

We cannot give assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in substantial dilution to our existing stockholders and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we may be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business.


CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

        This report contains forward looking statements which are based upon management's current beliefs and judgment. These statements and our business are subject to a number of risks and uncertainties, some of which are discussed below. Other risks are presented elsewhere in this report. You should consider the following risks carefully in addition to the other information contained in this report before purchasing shares of our common stock. If any of the following risks actually occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        If we fail to develop products, then we may never realize revenue from product commercialization. A key element of our business strategy is to utilize our technologies for the development and commercialization of drug delivery and blood substitute products. Our drug delivery technology is a new approach to the formulation of water insoluble compounds for therapeutic applications. To date, we have performed preclinical testing on our blood substitute product, S-9156, and only one of our drug delivery products, S-8184. Significant expenditures in additional research and development, clinical testing, regulatory and sales and marketing activities will be necessary in order for us to commercialize any products developed with our technology. While it is our strategy to develop additional products under our drug delivery technology by entering into feasibility study agreements with companies who own active compounds, there can be no assurance that we will enter into any additional feasibility studies. Moreover, there can be no assurance that these feasibility studies will result in development or license agreements. Without feasibility studies or development or license agreements, we may need to scale back or terminate our efforts to develop other products under our drug delivery technology.

        We have a history of operating losses; and we may never become profitable. We have experienced significant accumulated losses since our inception in 1991, and are expected to incur net losses in the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses.

We anticipate that our operating losses will continue as we further invest in research and development for our drug delivery and blood substitute products. Even if we generate significant product revenues, there can be no assurance that we will be able to sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

        -   the entering into new collaborative or product license agreements;

        - the timing of payments, if any, under collaborative partner agreements;

        -   the timing and costs of clinical trials;

        -   the success of our research and development efforts; and

        -   costs related to obtaining, defending and enforcing patents.

        We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations. Our development efforts to date have consumed substantial amounts of cash and we have generated only limited revenues from payments received from our contractual agreements. Our future capital requirements depend on many factors including:

        - our ability to obtain and retain funding from third parties under contractual agreements;

        -   the ability to maintain our bank line of credit;

        - our progress on research and development programs and clinical trials;

        -   the time and costs required to gain regulatory approvals;

        - the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

        -   the costs of marketing and distribution;

        -   the status of competing products; and

        - the market acceptance and third-party reimbursement of our products, if approved.

        Additional capital may not be available on terms acceptable to us, or at all. Any equity financing would likely result in substantial dilution to existing stockholders and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we may have to reduce our expenditures, scale back our development of new products or license to others products that we otherwise would seek to commercialize ourselves.

        We depend on third parties for funding, clinical development and distribution. We are dependent on third parties for funding and performance of a variety of activities including research, clinical development and manufacturing our products. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, and/or manufacturing, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of products under these collaborations and our collaborators may fail to conduct their collaborative activities successfully or in a timely manner.

        Governmental regulatory requirements are lengthy and expensive and failure to obtain necessary approvals will prevent us or our collaborators from commercializing a product. We are subject to uncertain governmental regulatory requirements and a lengthy approval process for our products prior to any commercial sales of our products. The development and commercial use of our products is regulated by the U.S. Food and Drug Administration, or FDA, the European Medicines Evaluation Agency, or EMEA, and comparable foreign regulatory agencies. The regulatory approval process for new products is lengthy and expensive. Before we can file an application with the FDA and comparable foreign agencies, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval may cause delays or rejections. Our company, and any collaborative partners may encounter significant delays or excessive costs in our efforts to secure necessary approvals. We cannot predict if or when any of our products under development will be commercialized.

        Future U.S. or foreign legislative or administrative actions also could prevent or delay regulatory approval of our products. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the product's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of a product.

        The markets for pharmaceutical products are highly competitive and if we fail to compete effectively our revenues will decline. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of pharmaceutical products is intense and expected to increase. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of drug delivery and blood substitute products. We expect that competition in the drug delivery and blood substitute fields will be based primarily on:

        -   efficacy;

        -   safety;

        -   ease of administration;

        -   breadth of approved indications; and

        -   physician, healthcare payor and patient acceptance.

Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than us. In addition, other technologies or products may be developed that have an entirely different that would render our technology and products noncompetitive or obsolete.

        We primarily rely on third party suppliers and manufacturers to produce products that we develop and failure to retain such suppliers and manufacturers would adversely impact our ability to commercialize our products. We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery and blood substitute products. The active chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacture of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our drug delivery and blood substitute products for research and development and clinical trials. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. If we do not develop an in-house manufacturing capability or we are not able to identify and qualify alternative contract manufacturers, we may not be able to produce the required amount of our products for research and development and clinical trials. Failure to retain qualified suppliers and manufacturers will delay our research and development efforts as well as the time it takes to commercialize our products, which could materially adversely affect our operating results.

        If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete. Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

        The success of our products will depend, in part, on the acceptance of our products by third party payors. Our ability to successfully commercialize products that we develop will depend, in part, upon the extent to which reimbursement of the cost of such products will be available from domestic and foreign health administration authorities, private health insurers and other payor organizations. Third party payors are increasingly challenging the price of medical products and services or restricting the use of certain procedures in an attempt to limit costs. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available.

        Failure to satisfy Nasdaq National Market Listing requirements may result in our stock being delisted from the Nasdaq National Market. Our common stock is currently listed on the Nasdaq National Market under the symbol "SNUS." For continued inclusion on the Nasdaq National Market, we must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of our public float of at least $5.0 million. As of the date of this report, we had net tangible assets in excess of the $4.0 million requirement; however, our shares were trading at less than $1.00 per share and the market cap of our public float was less than $5.0 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, trading of our common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock and the trading price per share could be reduced.

        If we lose our key personnel or are unable to attract and retain qualified scientific and management personnel, we may be unable to become profitable. We are highly dependent on our key executives. The loss of any of these key executives or the inability to recruit and retain qualified scientific personnel to perform research and development and qualified management personnel could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, if at all, given the competition for experienced scientists and other personnel among numerous medical and pharmaceutical companies, universities and research institutions.


ITEM 3. MARKET RISK

        The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2000, the decline in the fair value of the investment portfolio would not be material. We believe we have the ability to hold our fixed income investments until maturity and therefore we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

a. In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. Du Pont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively "DuPont") filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities. DuPont's complaint seeks a declaratory judgment that certain ultrasound contrast patents owned by us and licensed to Nycomed are invalid and not infringed by DuPont. We and Nycomed believe DuPont's complaint is without merit and intend to vigorously defend against the complaint.

        Under our license agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perflouropentane ultrasound contrast agents on behalf of Nycomed and on our behalf, at Nycomed's expense. Pursuant to this right, Nycomed and we also have filed against DuPont a patent infringement action in the U.S. District Court for the Western District of Washington alleging that DuPont's contrast agent known as "Definity" infringes patents we own and have licensed to Nycomed. The patent infringement action filed in Washington is based on the same questions of patent infringement and validity that were raised in the Massachusetts action. It is likely that only one of these actions will go forward so that the entire patent dispute between Nycomed, us, and DuPont will be heard in one court, either in Washington or in Massachusetts.

        Pursuant to our license agreement with Nycomed, Nycomed will bear all costs and expenses associated with the prosecution of the Washington action and the defense of the Massachusetts action.

b. In 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against us and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, we and the individual defendants moved to dismiss and stay the State Action. The state law claims in the State Action were subsequently re-filed in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, we and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, we filed motions for summary judgment and to stay discovery.

        In July 2000, we, with the consent of our insurance carrier, entered into a Memorandum of Understanding with plaintiffs to settle the Federal Action for an amount within our directors and officers' insurance policy limits. In November 2000, the parties filed with the Court a Stipulation of Settlement and related exhibits. The settlement is subject to approval of the Court after notice and an opportunity to object is provided to the shareholder class. Because of the time involved in providing notice and obtaining approvals, it is not likely that final approval would be obtained until early 2001. Given the uncertainties of litigation, we believe that the settlement is in the best interests of our shareholders. However, there can be no assurance that the settlement will be approved by the Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         10.43 Loan and Security Agreement between SONUS Pharmaceuticals, Inc. and Silicon Valley Bank

         10.44       Change in Control Agreement for Richard J. Klein

         27.1        Financial Data Schedule


    (b)  REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SONUS PHARMACEUTICALS, INC.

Date:   November 14, 2000           By: /s/  Richard J. Klein
                                        ----------------------------------------
                                    Richard J. Klein
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)