Form 10-K
period 2000-12-31
SONUS PHARMACEUTICALS INC
filed 2001-03-07
CIK 949858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 1, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was $13,152,388 based on the closing sales price of $1.625 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of February 1, 2001, 9,603,520 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2001 Annual meeting of Stockholders to be held April 25, 2001 are incorporated by reference in Items 10, 11, 12, and 13 of part III hereof.

                               PAGE 1 OF 40 PAGES
                        EXHIBIT INDEX APPEARS ON PAGE 36

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                        PART I                                       PAGE
                                                                                                     ----
 Item 1.      Business..............................................................................   3
                Overview............................................................................   3
                Technology Platform.................................................................   3
                Products Under Development..........................................................   3
                Market Overview.....................................................................   4
                Manufacturing.......................................................................   5
                Research and Development............................................................   5
                Government Regulations..............................................................   6
                Competition.........................................................................   7
                Patents and Proprietary Rights......................................................   7
                Product Liability...................................................................   9
                Human Resources.....................................................................   9
                Certain Factors that May Affect Our Business and Future Results.....................   9
Item 2.       Properties............................................................................  13
Item 3.       Legal Proceedings.....................................................................  13
Item 4.       Submissions of Matters to a Vote of Security Holders..................................  14

                                                      PART II

Item 5.       Market for Registrant's Common Stock..................................................  15
Item 6.       Selected Financial Data...............................................................  15
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................  16
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk............................  20
Item 8.       Financial Statements and Supplementary Data...........................................  20
Item 9.       Changes in and Disagreements with Accountants.........................................  20

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant....................................  35
Item 11.      Executive Compensation................................................................  35
Item 12.      Security of Ownership of Certain Beneficial Owners and Management.....................  35
Item 13.      Certain Relationships and Related Transactions........................................  35

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  36
SIGNATURES    ......................................................................................  40

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Our Company is engaged in the research and development of therapeutic drug delivery and oxygen delivery products utilizing our core technology in emulsion formulations and surfactant chemistry. Based on this proprietary core technology, we have developed the TOCOSOL(TM) drug-delivery system to solubilize therapeutic drugs that are poorly soluble in water. We are developing a cancer therapy product and a cardiovascular therapy product using the TOCOSOL technology. We are also developing an oxygen delivery product based on core technology that utilizes stabilized fluorocarbon gas microbubbles to more efficiently transport oxygen to body tissues. See "Products Under Development" section below for further discussion of our current products.

TOCOSOL DRUG DELIVERY TECHNOLOGY PLATFORM

        We have developed the TOCOSOL drug delivery technology to solubilize therapeutic drugs that are poorly soluble in water with the goal of developing products that can be administered more easily to the patient, with fewer side effects and equivalent or higher efficacy. The TOCOSOL technology uses tocopherol (vitamin E) and tocopherol-based surfactants. Our strategy for development of the TOCOSOL drug delivery system has three parts:

        - To develop proprietary new formulations of currently marketed intravenous drugs that are generic or which are coming off patent protection.

        - To collaborate with other pharmaceutical companies to provide them with drug delivery solutions for their new or existing drug substances that have known formulation challenges or need life cycle extensions.

        - To license the TOCOSOL technology to other drug delivery companies for development of alternate dosage forms, such as oral, nasal, and topical applications.

PRODUCTS UNDER DEVELOPMENT

S-8184 -- CANCER THERAPY

        The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184. Paclitaxel is the active ingredient in a highly successful cancer treatment currently on the market for the treatment of breast, ovarian and non-small cell lung cancer. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in late 2000 and initiated our Phase 1 human clinical study in December 2000. The Phase 1 study will determine whether the S-8184 paclitaxel emulsion can reduce side effects, reduce or eliminate the need for premedications and be delivered in a single, quick injection in a matter of minutes compared to the hours of infusion with existing formulations of paclitaxel. We expect to complete patient enrollment in the S-8184 Phase 1 study in the second half of 2001.

S-2646 -- CARDIOVASCULAR THERAPY

        Consistent with our strategy to apply our TOCOSOL drug delivery technology to intravenous marketed drugs that are generic and/or have patents expiring, S-2646 is a reformulation of an intravenous cardiac drug, amiodarone, that is marketed for the treatment of the life threatening cardiac rhythm disturbances, ventricular fibrillation and unstable ventricular tachycardia. The currently marketed form of the drug has side effects, namely hypotention (low blood pressure) and venous irritation, that may limit the drug's effectiveness when administered in emergency situations in the field. With the TOCOSOL drug delivery system, S-2646 may have lower toxicity than the currently marketed intravenous formulation, which could allow faster administration of the drug. We expect to complete formulation development and pre-clinical studies with S-2646 by the end of 2001.

S-9156 -- OXYGEN DELIVERY

        We are also developing an oxygen delivery product, S-9156 for use in therapeutic applications. This product utilizes stabilized microbubbles, formed from our flourocarbon emulsion technology, for transporting oxygen to the body's tissues. In pre-clinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than other liquid fluorocarbon products that are currently under development by others. This may present important clinical advantages because many of the side effects associated with administration of large volumes of liquid fluorocarbons could be minimized with S-9156. Potential applications for S-9156 include for use in trauma situations to provide immediate tissue oxygenation when there is no availability or time for typing and cross-matching blood for transfusion or for oxygenation of solid tumors to increase the effectiveness of radiotherapy. We expect to complete pre-clinical studies with S-9156 and file an IND with the U.S. Food and Drug Administration by the end of 2001.

MARKET OVERVIEW

CANCER

        According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. Since 1990, approximately 13 million new cases have been diagnosed and about 5 million lives have been lost to cancer. The National Cancer Institute estimated the total cost of cancer to be $107 billion in 2000. The worldwide cancer drug market was estimated at $16 billion in 1998, representing a 15% growth from 1997. Despite the resources spent on cancer and the many advances that have been made to date, current treatments for many tumors are often inadequate and improved cancer treatment drugs are still needed.

CARDIOVASCULAR

        Since 1900, cardiovascular disease has been the number one killer in the U.S. every year but one. Cardiovascular diseases will account for approximately 1 million deaths in the U.S. in 2001, or one of every 2.5 deaths. About 220,000 people a year will die from sudden deaths caused by cardiac arrest. Most of the cardiac arrests that lead to sudden death occur when the electrical impulses in the heart become rapid (ventricular tachycardia) or chaotic (ventricular fibrillation) or both. This irregular rhythm causes the heart to stop beating effectively. Early advanced cardiac life support (ACLS) can result in significantly higher long-term survival rates for witnessed cardiac arrest. A key component of ACLS is the early and fast administration of anti-arrhythmic drugs, particularly intravenous (i.v.) amiodarone. In addition to sudden cardiac arrest situations, i.v. amiodarone is used in the management of certain other frequently recurring ventricular arrhythmias. The U.S. market for the one current commercial formulation of i.v. amiodarone is estimated at $200 million and growing.

OXYGEN DELIVERY/BLOOD SUBSTITUTES

        The opportunity for an oxygen therapeutic product such as S-9156 includes applications where the product can be used as a blood substitute (e.g. in hemorrhagic shock or transfusion applications) and applications where the product can be used to augment the normal oxygen delivery function of blood where normal oxygen transport is compromised (e.g. hypoxic tumors, carbon monoxide poisoning).

        The market for an artificial oxygen carrier is in the early stages of development but can be estimated relative to the number of applicable therapeutic procedures performed. For example, in the U.S., 2.5 million surgical procedures are performed per year requiring a total of 8.2 million units of transfused blood. Worldwide, the total demand is 35 million units per year. If the availability of blood substitutes could reduce the requirement for 10 percent of the transfused units, at a cost of about $150 per unit, the market opportunity would therefore be $350 million per year.

        In the area of cancer therapeutics, approximately 600,000 patients receive radiation therapy in the U.S. per year, involving 25-35 treatments per patient for a total of 15-21 million treatments each year. If just 10 percent of radiation treatments were augmented with oxygen diffusion enhancers, such as a perfluorocarbon oxygen carrier, at an average cost of $150 per dose, the market opportunity in the U.S. alone could exceed $300 million.

MANUFACTURING

        We currently produce non-GMP batches of our products at our facilities in Bothell, Washington as part of our ongoing research and development. We also utilize an outside FDA-certified institution to manufacture our products under current GMP requirements for our use in preclinical and clinical studies. In the event that we receive FDA approval for one or more of our products, we anticipate that we would either contract with one or more third parties to manufacture our products or invest in the scale-up of our own manufacturing facility.

RESEARCH AND DEVELOPMENT

        We currently conduct research and development activities at our facilities. We also engage in certain research, preclinical studies and clinical development efforts at universities and other institutions. Our primary research and development efforts are currently directed at the development and application of S-8184, S-2646 and S-9156.

        We incurred expenses of approximately $3.3 million, $5.6 million and $10.5 million on research and development in fiscal 2000, 1999 and 1998, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of research and development spending trends.

GOVERNMENT REGULATIONS -- DRUG APPROVAL PROCESS

        Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical tests, to produce and market products for human diagnostic or therapeutic use, mandatory procedures and safety standards established by the FDA in the U.S. and comparable agencies in other countries must be followed.

        The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

  (i.) Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

 (ii.) Submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

(iii.) Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

 (iv.) Submission to the FDA of a New Drug Application, or NDA, which application is not automatically accepted by the FDA for consideration; and

  (v.) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

        In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered or licensed by the FDA for each product that is manufactured at that facility. U.S. manufacturing establishments are subject to inspections by the FDA and by other Federal, State and local agencies and must comply with Good Manufacturing Practices, or GMP requirements applicable to the production of pharmaceutical drug products.

        Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

        Clinical trials involve the administration of the drug to healthy volunteers and/or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is approved and monitored by an independent Institutional Review Board or Ethics Committee at each clinical site who will consider, among other things, ethical factors, informed consents, the safety of human subjects and the possible liability of the institution conducting a clinical study.

        Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase 1, the initial introduction of the drug to humans, the drug is tested for safety and clinical pharmacology such as metabolism. Phase 2 involves detailed evaluation of safety and efficacy of the drug in patients with the disease or condition being studied. Phase 3 trials consist of larger scale evaluation of safety and efficacy and usually require greater patient numbers and multiple clinical trial sites, depending on the clinical indications for which marketing approval is sought.

        The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects.

        Marketing of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency, or EMEA.

        The level of regulation jurisdictions outside of the U.S. varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain markets, reimbursement may be subject to governmentally mandated prices.

        We are and may be subject to regulations under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. We also will be subject to other present and possible future local, state, federal and other jurisdiction regulations.

COMPETITION

        The health care industry is characterized by extensive research efforts and rapid technological change. We believe that other pharmaceutical companies will compete with us in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of products that could potentially compete with ours. We expect that competition will be based primarily on safety, efficacy, ease of administration, breadth of approved indications, reimbursement, and physician and patient acceptance. Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing products. Accordingly, these competitors may succeed in obtaining FDA or non-U.S. approval for their products more rapidly than us. Generally, products that reach the market first have a market advantage. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete. See "Certain Factors That May Affect Our Business and Future Results -- Competition and Risk of Technological Obsolescence."

PATENTS AND PROPRIETARY RIGHTS

        We consider the protection of our technology to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we are also seeking patent protection in other countries in order to protect our proprietary rights to inventions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

        Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. We have filed patent applications in the U.S. and in over 40 other countries relating to our principal technologies. In the U.S., 12 patents have been issued to us, the claims of which are primarily directed to ultrasound contrast media that include fluorocarbon containing chemicals as well as methods of making and using these media. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation or administrative proceedings may be necessary to enforce any patents issued to us or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations. A significant portion of our drug delivery products is based upon extending the effective patent life of existing products through the use of our proprietary technology. See "Legal Proceedings" and "Certain Factors That May Affect Our Business and Future Results -- If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete."

        Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors or others will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office ("PTO") or in proceedings before other agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management. See "Legal Proceedings" and "Certain Factors That May Affect Our Business and Future Results -- Our commercial success will depend in part on not infringing patents issued to competitors."

        In August 1999, we entered into an agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies. Under the terms of the agreement, we provided Nycomed with an exclusive license to our ultrasound contrast patents except as related to perfluoropentane. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to us. In addition, we have a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. We also have the right to sublicense these patents to our collaborative partners. Under the agreement, Nycomed paid us a license fee of $10.0 million in 1999. In addition, Nycomed pays royalties to us based on the sales of licensed products.

        Also, under the agreement, we transferred to Nycomed the responsibilities and legal costs associated with patent infringement litigation with DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. DuPont de Nemours & Co., Inc and DuPont Pharma, Inc. See "Legal Proceedings."

        We have obtained a registered trademark for our corporate name and have filed for the registration of our TOCOSOL trademark in the U.S. and certain other countries. There can be no assurance that the registered or unregistered trademarks or trade names of our company will not infringe upon third party rights or will be acceptable to regulatory agencies. The requirement to change our trademarks or trade name could entail significant expenses and could have a material adverse effect on our business, financial condition and results of operations.

        We also rely on unpatented trade secrets, proprietary know-how and continuing technological innovation which we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or know-how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques. See "Certain Factors That May Affect Our Business and Future Results -- Dependence on patents and proprietary rights."

PRODUCT LIABILITY

        The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We maintain liability insurance for possible claims arising from the use of our products in clinical trials with limits of $5.0 million per claim and in the aggregate. Although we have never been subject to a product liability claim, there can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations. If any of our products under development are approved by the FDA, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

HUMAN RESOURCES

        As of March 1, 2001, we had 30 employees, 20 engaged in research and development, regulatory, clinical and manufacturing activities, and 10 in business operations and administration, management, and business development. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

        This report contains forward looking statements which are based upon management's current beliefs and judgment. These statements and our business are subject to a number of risks and uncertainties, some of which are discussed below. Other risks are presented elsewhere in this report. You should consider the following risks carefully in addition to the other information contained in this report before purchasing shares of our common stock. If any of the following risks actually occur, they could seriously harm our business, financial conditions or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        If we fail to develop products, then we may never realize revenue from product commercialization. A key element of our business strategy is to utilize our technologies for the development and commercialization of drug delivery and oxygen delivery products. Our drug delivery technology is a new approach to the formulation of water insoluble compounds for therapeutic applications. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to commercialize any products developed with our technology. Even if we are successful in developing our products, there is no assurance that a commercially viable market will develop. While it is our strategy to develop additional products under our drug delivery technology by entering into feasibility study agreements with companies who own active compounds, there can be no assurance that we will enter into any feasibility studies. Moreover, there can be no assurance that these feasibility studies will result in development or license agreements. Without feasibility studies or development or license agreements, we may need to scale back or terminate our efforts to develop other products using our drug delivery technology.

        We have a history of operating losses, and we may never become profitable. We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our operating losses will continue as we further invest in research and development for our products. Even if we generate significant product revenues, there can be no assurance that we will be able to sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

        - Entering into new collaborative or product license agreements;

        - The timing of payments, if any, under collaborative partner agreements;

        - The timing and costs of clinical trials;

        - Costs related to obtaining, defending and enforcing patents.

        We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations. Our development efforts to date have consumed substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements. Our future capital requirements depend on many factors including:

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

        - The costs of marketing and distribution of our products, if approved;

        - The status of competing products; and

        - The market acceptance and third-party reimbursement of our products, if approved.

        Additional capital may not be available on terms acceptable to us, or at all. Any equity financing would likely result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we may have to reduce our expenditures, scale back our development of new products or license to others products that we otherwise would seek to commercialize ourselves.

        We depend on third parties for funding, clinical development and distribution. We are dependent on third parties for funding and performance of a variety of activities including research, clinical development and manufacturing our products. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, and/or manufacturing, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any potential partner may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.

        Governmental regulatory requirements are lengthy and expensive and failure to obtain necessary approvals will prevent us or our collaborators from commercializing a product. We are subject to uncertain governmental regulatory requirements and a lengthy approval process for our products prior to any commercial sales of our products. The development and commercial use of our products are regulated by the U.S. Food and Drug Administration, or FDA, the European Medicines Evaluation Agency, or EMEA, and comparable international regulatory agencies. The regulatory approval process for new products is lengthy and expensive. Before we can file an application with the FDA and comparable international agencies, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval may cause additional costs in our efforts to secure necessary approvals. We cannot predict if or when any of our products under development will be commercialized.

        Future U.S. or international legislative or administrative actions also could prevent or delay regulatory approval of our products. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the product's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of a product.

        The markets for pharmaceutical products are highly competitive, and if we fail to compete effectively, our revenues will decline. The health care industry is characterized by extensive research efforts and rapid technological change. Competition in the development of pharmaceutical products is intense and expected to increase. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of our products. Success in these fields will be based primarily on:

        - Efficacy;

        - Safety;

        - Ease of administration;

        - Breadth of approved indications; and

        - Physician, healthcare payer and patient acceptance.

Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than us. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete.

        We primarily rely on third party suppliers and manufacturers to produce products that we develop and failure to retain such suppliers and manufacturers would adversely impact our ability to commercialize our products. We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery and oxygen delivery products. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. If we do not develop an in-house manufacturing capability or we are not able to identify and qualify alternative contract manufacturers, we may not be able to produce the required amount of our products for research and development and clinical trials. Failure to retain qualified suppliers and manufacturers will delay our research and development efforts as well as the time it takes to commercialize our products, which could materially adversely affect our operating results.

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

        Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products would have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office ("PTO") or in proceedings before international agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management.

        The success of our products will depend, in part, on the acceptance of our products by third party payers. Our ability to successfully commercialize products that we develop will depend, in part, upon the extent to which reimbursement of the cost of such products will be available from domestic and international health administration authorities, private health insurers and other payer organizations. Third party payers are increasingly challenging the price of medical and pharmaceutical products and services or restricting the use of certain procedures in an attempt to limit costs. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available.

        Failure to satisfy Nasdaq National Market Listing requirements may result in our stock being delisted from the Nasdaq National Market. Our common stock is currently listed on the Nasdaq National Market under the symbol "SNUS." For continued inclusion on the Nasdaq National Market, we must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of our public float of at least $5.0 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, trading of our common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

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

ITEM 2. PROPERTIES

        We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle, Washington. The lease expires in April 2002 and includes an option to extend the term of the lease for three years. We believe that this facility will be adequate to meet our projected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. DuPont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively "DuPont") filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities. DuPont's complaint seeks a declaratory judgment that certain ultrasound contrast patents owned by us and licensed to Nycomed are invalid and not infringed by DuPont. We and Nycomed believe DuPont's complaint is without merit and intend to vigorously defend against the complaint. At the request of Nycomed and us, the Massachusetts action has been transferred to the U.S. District Court for the Western District of Washington.

        Under our license agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and on our behalf, at Nycomed's expense. Pursuant to this right, Nycomed and we also have filed against DuPont a patent infringement action in the U.S. District Court for the Western District of Washington alleging that

DuPont's contrast agent known as "Definity" infringes patents we own and have licensed to Nycomed. The patent infringement action filed in Washington is based on the same questions of patent infringement and validity that were raised in the Massachusetts action. We believe it is likely that these actions, both of which have been assigned to the same judge in the U.S. District Court for the Western District of Washington, will be consolidated and effectively proceed as one action. Pursuant to our license agreement with Nycomed, Nycomed will bear all costs and expenses associated with the prosecution of the Washington action and the defense of the Massachusetts action.

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

        In July 2000, with the consent of our insurance carrier, we entered into a Memorandum of Understanding with plaintiffs to settle the Federal Action for an amount within our directors and officers' insurance policy limits. In November 2000, the parties filed with the Court a Stipulation of Settlement and related exhibits. On February 20, 2001, the Court approved the Stipulation of Settlement and entered an order dismissing with prejudice all claims against the defendants. Given the uncertainties of litigation, we believe that this settlement, which is covered by our insurance carrier, is in the best interests of our shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

        Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 1, 2001, there were 148 stockholders of record and approximately 6,500 beneficial stockholders of our company's Common Stock. The high and low sales prices of our Common Stock as reported by Nasdaq for the eight quarters ended December 31, 2000 are as follows:

                                        HIGH                  LOW
                                        ------               -------
         2000
         First Quarter                  11 1/4               2 27/64
         Second Quarter                  4 3/4               2 1/2
         Third Quarter                   4 3/4               3 5/32
         Fourth Quarter                  4                     13/32

         1999
         First Quarter                  10 7/8               4 7/8
         Second Quarter                  8 1/4               5
         Third Quarter                   7 1/8               3
         Fourth Quarter                  4 5/8               2 1/16


ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                        2000           1999            1998            1997           1996
                                      -------         -------        --------         -------        -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                              $   408         $12,050        $  5,100         $18,900        $16,600
Total operating expenses              $ 7,641         $12,088        $ 17,012         $18,763        $14,988
Net income (loss)                     $(2,147)        $   435        $(11,173)        $ 1,011        $ 1,722
Net income (loss) per share:
   Basic                              $ (0.23)        $  0.05        $  (1.30)        $  0.12        $  0.20
   Diluted                            $ (0.23)        $  0.05        $  (1.30)        $  0.11        $  0.19
Shares used in calculation of
   net income (loss) per share
   Basic                                9,146           8,836           8,622           8,565          8,481
   Diluted                              9,146           8,969           8,622           9,580          9,064

                                                           AS OF  DECEMBER 31,
                                  -------------------------------------------------------------------
                                    2000          1999           1998           1997           1996
                                  -------        -------        -------        -------        -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
   marketable securities          $13,462        $16,804        $16,955        $26,571        $25,131
Total assets                      $14,310        $18,089        $18,818        $28,946        $26,762
Long-term liabilities             $    --        $    --        $ 2,049        $   939        $   240
Stockholders' equity              $ 8,509        $10,048        $ 7,495        $18,505        $16,877

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

        - Market acceptance of our products and the potential size of these markets;

        - Our anticipated future capital requirements and the terms of any capital financing;

        - The progress and results of clinical trials;

        - The timing and amount of future contractual payments, product revenues and operating expenses; and

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

        - Dependence on the development and commercialization of products;

        - History of operating losses and uncertainty of future financial results;

        - Future capital requirements and uncertainty of additional funding;

        - Dependence on third parties for funding, clinical development and distribution;

        - Uncertainty of governmental regulatory requirements and lengthy approval process;

        - Uncertainty of U.S. or international legislative or administrative actions;

        - Competition and risk of technological obsolescence;

        - Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

        - Dependence on patents and proprietary rights;

        - Limitations on third-party reimbursement for medical and pharmaceutical products;

        - Continued listing on the Nasdaq National Market; and

        - Dependence on key employees.

See "Business -- Certain Factors That May Affect Our Business and Future
Results."

MD&A OVERVIEW

        In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our Company, including:

        - An overview of our business;

        - Results of operations and why those results are different from the prior year;

        - The capital resources our Company currently has and possible sources of additional funding for future capital requirements;

        - Certain factors that may affect our business and future results.

BUSINESS OVERVIEW

        Our Company is engaged in the research and development of therapeutic drug delivery and oxygen delivery products utilizing our core technology in emulsion formulations and surfactant chemistry. Based on this proprietary core technology, we have developed the TOCOSOL drug delivery system to solubilize therapeutic drugs that are poorly soluble in water. We are developing a cancer therapy product, S-8184, and a cardiovascular therapy product, S-2646, under the TOCOSOL technology. We are also developing an oxygen delivery product, S-9156, which uses our core emulsion formulation technology and consists of stabilized fluorocarbon gas microbubbles for transporting oxygen to body tissues. See Part I, Item I -- Business for further review of our current products.

REFOCUS STRATEGY

        Prior to October 2000, we focused the significant portion of our time and resources on the development of a diagnostic ultrasound contrast agent, EchoGen, using our proprietary core technology in emulsion formulations. In October 2000, we announced a strategic decision to shift our focus from diagnostic ultrasound contrast to the further development of our drug delivery and oxygen delivery products. At that time, we withdrew the EchoGen NDA, discontinued further clinical development of EchoGen, and decided not to pursue commercialization of the product in Europe. These decisions were based on several factors including the possibility of significant additional time and investment to secure regulatory approval in the U.S., the limited market opportunity of an echocardiography ultrasound contrast product, and the potential opportunities to advance the development of our drug delivery and oxygen delivery products.

RESULTS OF OPERATIONS

        Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

        - Timing of payments under contractual and license agreements;

        - Entering into additional contractual agreements;

        - Timing and costs of clinical trials, legal matters and expenses related to product development;

        - Timing of regulatory approvals.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

        To date, our reported revenues have been derived from payments received under contractual and license agreements with third parties. Revenue was $0.4 million for the year ended December 31, 2000 compared with $12.1 million in the prior year. Revenues during 2000 were derived from royalties received under our patent license agreement with Nycomed and from payments received under drug feasibility study agreements. Revenue received in the prior year consisted of the initial license fee payment of $10.0 million under our patent license agreement with Nycomed and $2.1 million from Abbott Laboratories under a prior agreement.

        Research and development expenses were $3.3 million for the year ended December 31, 2000 compared with $5.6 million in the prior year. The decrease from the prior year was due to a reduction in clinical trials and associated development activity for EchoGen as a result of our decision to discontinue further development of this product. In addition, we terminated an ultrasound contrast manufacturing and supply agreement which resulted in a one-time favorable adjustment in research and development expenses of $1.3 million in 2000.

        General and administrative expenses were $4.4 million for the year ended December 31, 2000 compared with $6.5 million in the prior year. The decrease from the prior year was primarily due to a reduction in legal costs as a result of the favorable patent litigation settlement in May 2000 and also due to an overall lower level of administrative expenses resulting from various expense reductions achieved in 2000.

        Total operating expenses in 2001 are expected to be consistent with or slightly higher than 2000 levels as we maintain a relatively low fixed cost structure while continuing to invest in the development plans for our drug delivery and oxygen delivery products.

        Other income in 2000 represents payments received in the second quarter of $4.25 million from patent litigation and insurance settlements. As part of the patent litigation settlement, we received a payment of $2.5 million from Nycomed pursuant to our patent license agreement with Nycomed. In addition, we reached an agreement on a pre-existing insurance coverage dispute and we received a settlement payment of $1.75 million.

        Interest income, net of interest expense, was $658,000 for the year ended December 31, 2000 compared with $472,000 for the prior year. The increase in net interest income was primarily due to higher levels of invested cash in 2000.

        In the first quarter of 2000, we received a refund in the amount of $176,939 for international withholding taxes paid in 1995.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

        Revenue was $12.1 million for the year ended December 31, 1999 compared with $5.1 million in the prior year. Revenues during 1999 were derived from our agreements with Nycomed ($10.0 million) and Abbott ($2.1 million). Revenue received in 1998 was derived from payments received under our agreements with Abbott.

        Research and development expenses were $5.6 million for the year ended December 31, 1999 compared with $10.5 million in the prior year. The decrease from the prior year was primarily due to a reduction in clinical trials and associated development activity for our previous ultrasound contrast product.

        General and administrative expenses were $6.5 million for each of the years ended December 31, 1999 and 1998. We had an increase in intellectual property legal costs in 1999 offset by decreases in medical education and other marketing expenses.

        Interest income, net of interest expense, was $472,000 for the year ended December 31, 1999 compared to $739,000 for the prior year. The decrease was primarily due to the lower average levels of invested cash during 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financing and a bank line of credit. At December 31, 2000, we had cash, cash equivalents and marketable securities of $13.5 million compared to $16.8 million at December 31, 1999. The decrease was primarily due to cash used in operations during the year ended December 31, 2000, offset in part by the $4.3 million of legal and insurance settlements and $0.6 million of proceeds from the exercise of stock options.

        We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At December 31, 2000, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires in August 2001 and is secured by tangible assets. The company is required to maintain a minimum of $5.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

        We expect that our cash needs will increase in future periods due to planned clinical trials and other product development costs associated with our drug delivery and oxygen delivery products. Based on our current operating plan for 2001, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through at least 2001. However, we may seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

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

MARKET RISK

        The market risk inherent in our short-term investment and debt portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2000, the decline in the fair value of the investment portfolio and increased interest expense on our short-term debt portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Response to this item is included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk"

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS:                                                                           PAGE
                                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors...................................................      21
Balance Sheets as of December 31, 2000 and 1999......................................................     22
Statements of Operations for the years ended December 31, 2000, 1999, and 1998.......................     23
Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.............     24
Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.......................     25
Notes to the Financial Statements....................................................................     26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Sonus Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Seattle, Washington
January 18, 2001

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                    2000                 1999
                                                                                ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................        $  6,696,610         $  5,894,194
   Marketable securities ...............................................           6,765,854           10,910,292
   Other current assets ................................................             345,696              422,851
                                                                                ------------         ------------
    Total current assets ...............................................          13,808,160           17,227,337

Equipment, furniture and leasehold improvements, net ...................             501,660              861,434
                                                                                ------------         ------------
Total assets ...........................................................        $ 14,309,820         $ 18,088,771
                                                                                ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit .................................................        $  5,000,000         $  5,000,000
   Accounts payable and accrued expenses ...............................             800,343            3,041,271
                                                                                ------------         ------------
      Total current liabilities ........................................           5,800,343            8,041,271

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value:
      5,000,000 shares authorized; no shares outstanding ...............                  --                   --
    Common stock, $001 par value:
      30,000,000 shares authorized; 9,603,520 and 8,989,972
      shares issued and outstanding in 2000 and 1999, respectively .....          38,077,469           37,142,965
    Notes receivable from officers .....................................            (350,000)                  --
    Accumulated deficit ................................................         (29,219,041)         (27,071,604)
    Accumulated other comprehensive income (loss) ......................               1,049              (23,861)
                                                                                ------------         ------------
      Total stockholders' equity .......................................           8,509,477           10,047,500
                                                                                ------------         ------------
Total liabilities and stockholders' equity .............................        $ 14,309,820         $ 18,088,771
                                                                                ============         ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                            2000                 1999                 1998
                                                                         -----------         ------------         ------------
Revenues:
   Contract and licensing revenue ...............................        $   408,407         $ 12,050,000         $  5,100,000

Operating expenses:
  Research and development ......................................          3,258,630            5,585,988           10,463,573
  General and administrative ....................................          4,382,519            6,501,647            6,548,833
                                                                         -----------         ------------         ------------
           Total operating expenses .............................          7,641,149           12,087,635           17,012,406
                                                                         -----------         ------------         ------------

Operating loss ..................................................         (7,232,742)             (37,635)         (11,912,406)

Other income (expense):
  Interest income ...............................................            692,424              568,959              970,146
  Interest expense ..............................................            (34,058)             (96,654)            (231,024)
  Other income ..................................................          4,250,000                   --                   --
                                                                         -----------         ------------         ------------
           Total other income, net ..............................          4,908,366              472,305              739,122
                                                                         -----------         ------------         ------------

Income (loss) before income taxes ...............................         (2,234,376)             434,670          (11,173,284)
Income tax benefit ..............................................           (176,939)                  --                   --
                                                                         -----------         ------------         ------------

Net income (loss) ...............................................        $(2,147,437)        $    434,670         $(11,173,284)
                                                                         ===========         ============         ============

Net income (loss) per share:
  Basic .........................................................        $     (0.23)        $       0.05         $      (1.30)
  Diluted .......................................................        $     (0.23)        $       0.05         $      (1.30)

Shares used in calculation of net income (loss) per share:
  Basic .........................................................          9,146,374            8,836,406            8,621,759
  Diluted .......................................................          9,146,374            8,969,404            8,621,759


                            See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Accumulated
                                            Common Stock                                                 Other
                                     ---------------------------        Notes         Accumulated     Comprehensive
                                        Shares         Amount         Receivable        Deficit       Income (Loss)        Total
                                     -----------    ------------     ------------     ------------    -------------    ------------
Balance at January 1, 1998 .......     8,611,376    $ 34,860,237        $      --     $(16,349,661)    $    (5,959)    $ 18,504,617
Comprehensive income (loss):

     Net loss ....................            --              --               --      (11,173,284)             --      (11,173,284)

     Unrealized losses on
        investments ..............            --              --               --               --          (2,449)          (2,449)
                                                                                                                       ------------

     Comprehensive loss ..........                                                                                      (11,175,733)

Issuance of common stock .........        20,849         149,131               --               --              --          149,131

Amortization of stock
   compensation ..................            --              --               --           16,671              --           16,671
                                     -----------    ------------        ---------     ------------     -----------     ------------


Balance at December 31, 1998 .....     8,632,225      35,009,368               --      (27,506,274)         (8,408)       7,494,686
Comprehensive income (loss):

     Net income ..................            --              --               --          434,670              --          434,670

     Unrealized losses on
         investments .............            --              --               --               --         (15,453)         (15,453)
                                                                                                                       ------------

     Comprehensive income ........                                                                                          419,217

Issuance of common stock .........       357,747       2,133,597               --               --              --        2,133,597
                                     -----------    ------------        ---------     ------------     -----------     ------------

Balance at December 31, 1999 .....     8,989,972      37,142,965               --      (27,071,604)        (23,861)      10,047,500
Comprehensive income (loss):

     Net loss ....................            --              --               --       (2,147,437)             --       (2,147,437)

     Unrealized gain on
         investments .............            --              --               --               --          24,910           24,910
                                                                                                                       ------------

     Comprehensive loss ..........                                                                                       (2,122,527)

Issuance of common stock .........       613,548         934,504         (350,000)              --              --          584,504
                                     -----------    ------------        ---------     ------------     -----------     ------------
Balance at December 31, 2000 .....     9,603,520    $ 38,077,469         (350,000)    $(29,219,041)    $     1,049     $ 8,509,477
                                     ===========    ============        =========     ============     ===========     ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                         2000               1999                1998
                                                                      ------------       ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) ..............................................      $ (2,147,437)      $    434,670       $(11,173,284)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization ................................           385,594            627,171            831,188
  Gain on sale of equipment ....................................           (20,419)                --                 --
  Amortization of discount on marketable securities ............           (28,056)           (34,852)            (5,571)
  Realized (gains) losses on marketable securities .............                --              4,976            (13,952)
Changes in operating assets and liabilities:
  Other current assets .........................................            77,154             (3,832)           220,952
  Accounts payable and accrued expenses ........................        (2,240,927)        (1,139,594)          (174,408)
                                                                      ------------       ------------       ------------
Net cash used in operating activities ..........................        (3,974,091)          (111,461)       (10,315,075)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold
Improvements ...................................................           (38,666)           (44,515)          (523,870)
Proceeds from sale of equipment ................................            33,265                 --                 --
Purchases of marketable securities .............................        (8,643,350)       (20,758,859)       (28,308,701)
Proceeds from sales of marketable securities ...................           499,995         14,564,759         24,600,104
Proceeds from maturities of marketable securities ..............        12,340,759          7,049,147         13,292,590
                                                                      ------------       ------------       ------------
Net cash provided by investing activities ......................         4,192,003            810,532          9,060,123

FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................        20,000,000         20,000,000         20,000,000
Repayment of bank line of credit ...............................       (20,000,000)       (20,000,000)       (20,000,000)
Increase in long-term debt .....................................                --             30,783          1,203,282
Repayment of capital lease obligations .........................                --            (93,178)          (146,762)
Proceeds from exercise of stock options ........................           584,504             53,592            149,131
                                                                      ------------       ------------       ------------
Net cash provided by (used in) financing activities ............           584,504             (8,803)         1,205,651
                                                                      ------------       ------------       ------------

Change in cash and cash equivalents for the period .............           802,416            690,268            (49,301)
Cash and cash equivalents at beginning of period ...............         5,894,194          5,203,926          5,253,227
                                                                      ------------       ------------       ------------
Cash and cash equivalents at end of period .....................         6,696,610          5,894,194          5,203,926
Marketable securities at end of period .........................         6,765,854         10,910,292         11,750,916
                                                                      ------------       ------------       ------------
  TOTAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES .......      $ 13,462,464       $ 16,804,486       $ 16,954,842
                                                                      ============       ============       ============

Supplemental cash flow information:
  Interest paid ................................................      $     33,958       $     43,069       $     64,531
  Income taxes paid ............................................      $         --       $         --       $      7,500

Supplemental disclosure of non-cash financing activity:
  Conversion of long-term debt to common stock .................      $         --       $  2,080,005       $         --


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

BUSINESS OVERVIEW

        Sonus Pharmaceuticals, Inc. (the Company) is engaged in the research and development of therapeutic drug delivery and oxygen delivery products utilizing our core technology in emulsion formulations. Based on this proprietary technology, we have developed the TOCOSOL(TM) drug delivery system to solubilize drugs that are poorly soluble in water. The Company is developing a cancer therapy product and a cardiovascular therapy product with the TOCOSOL technology. The Company is also developing an oxygen delivery product, which uses our core emulsion formulation technology and consists of stabilized fluorocarbon gas microbubbles for transporting oxygen.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase.

MARKETABLE SECURITIES

        The Company classifies the marketable securities investment portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the unrealized gains and losses included as a component of accumulated other comprehensive loss. Interest earned on securities available-for-sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale also are included in interest income. The cost of securities sold is based on the specific identification method.

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

REVENUE RECOGNITION

        Payments under contractual agreements are recorded as revenue when earned based upon the provisions of each agreement. Payments received which have not met the appropriate revenue recognition criteria are recorded as deferred revenue.

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

        Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets.

Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease.

STOCK-BASED COMPENSATION

        In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's stock plans, stock options are generally granted at fair market value.

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

PER SHARE DATA

        In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" the Company has presented both basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants.

USE OF ESTIMATES

        The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. MARKETABLE SECURITIES

        Marketable securities consist of the following at December 31, 2000 and 1999:


                                                                 UNREALIZED      UNREALIZED
                                                    COST           GAINS            LOSSES          FAIR VALUE
                                                 -----------      --------       ------------       -----------
2000:
Corporate debt securities (principally
   commercial paper) ......................      $ 6,759,992      $  1,263       $       (214)      $ 6,765,854
                                                 ===========      ========       ============       ===========

1999:
Government obligations ....................      $ 1,499,545      $     --       $     (1,772)      $ 1,497,773
Corporate debt securities (principally
   commercial paper) ......................        9,426,200         1,189            (14,870)        9,412,519
                                                 -----------      --------       ------------       -----------
                                                 $10,925,745      $  1,189       $    (16,642)      $10,910,292
                                                 ===========      ========       ============       ===========

        Total realized gains on sales of available-for-sale securities were not material in the current year. Realized gains on the sales of available-for-sale securities were $3,015 and $13,952 in 1999 and 1998, respectively. The realized losses on sales of available for sale securities were $0, $7,991 and $0 in 2000, 1999 and 1998, respectively. All marketable securities at December 31, 2000 mature within one year.

3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

        Equipment, furniture and leasehold improvements consist of the following:


                                                                     2000            1999
                                                                  ----------      ----------
Laboratory equipment                                              $2,204,009      $2,221,744
Office furniture and equipment                                       989,618       1,037,586
Leasehold improvements                                               782,060         782,060
                                                                  ----------      ----------
                                                                   3,975,687       4,041,390
Less accumulated depreciation and amortization                     3,474,027       3,179,956
                                                                  ----------      ----------
                                                                  $  501,660      $  861,434
                                                                  ==========      ==========

4. DEBT

        The Company has a Loan Agreement with a bank which provides for a $5.0 million revolving line of credit facility. Borrowings bear interest at the prime rate plus 1.0% per annum. At December 31, 2000 and December 31, 1999, there was $5.0 million outstanding under the line of credit. The line of credit expires in August 2001 and is secured by the tangible assets of the Company. The Company is required to maintain a minimum of $5.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank.

5. CONTRACTUAL AGREEMENTS

        In 1996, the Company entered into agreements with Abbott Laboratories ("Abbott") for the development and commercialization of an ultrasound contrast agent, EchoGen. Under these agreements, Abbott has paid the Company a total of $37.7 million based on the achievement of certain milestones. The agreements with Abbott were terminated in 2000. The Company made a strategic decision in October 2000 to shift its focus from diagnostic ultrasound contrast to the further development of its drug delivery and oxygen delivery products. At that time, the Company withdrew the EchoGen application with the FDA and discontinued further clinical development. In addition, the Company terminated the manufacturing and supply agreement with Abbott for EchoGen which resulted in a $1.3 million favorable adjustment that is included as a reduction in research and development expenses in the Statement of Operations for the year ended December 31, 2000.

        In 1999, the Company entered into a license agreement with Nycomed Imaging AS ("Nycomed") for the cross-license of certain proprietary ultrasound contrast agent technologies and received a license fee of $10.0 million. Under the terms of the agreement, the Company provided Nycomed with an exclusive license to its ultrasound contrast patents except as related to perfluoropentane. Under the exclusive license to the patents, Nycomed also has the right to freely sublicense to other companies with a portion of any sublicense fees to be paid to the Company. In addition, the Company has a worldwide, non-exclusive license to certain of Nycomed's ultrasound contrast agent patents. The Company also has the right to sublicense these patents to its collaborative partners. In addition to the license fee, Nycomed pays the Company a royalty based on sales of its licensed products.

6. INCOME TAXES

        Income taxes consist of the following:


                             2000         1999       1998
                          ----------     ------     ------
Federal -- current        $      --        $--       $--
Foreign -- current         (176,939)        --        --
                          ---------        ---       ---
Total                     $(176,939)       $--       $--
                          =========        ===       ===

        In the first quarter of 2000, the Company received a refund of $176,939 for international withholding taxes that were originally paid in 1995. Due to the uncertainty of receipt of this refund, a valuation allowance had previously been provided.

        A reconciliation of the Federal Statutory tax rate of 34% to the Company's effective income tax rate follows:


                                                       2000        1999         1998
                                                     --------     -------      --------
Statutory tax rate                                   (34.00%)      34.00%      (34.00%)
Utilization of net operating loss carry forwards         --       (37.95)          --
Permanent difference                                   0.89         3.95        (0.20)
Change in valuation allowance                         33.11           --        34.20
Foreign tax credit                                    (8.24%)         --           --
                                                      -----        -----        -----

Effective tax rate                                    (8.24%)         --%          --%
                                                      =====        =====        =====


       Significant components of the Company's net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                         2000               1999
                                                     ------------       ------------
Deferred tax assets:
Federal net operating loss carry forwards            $  9,311,000       $  8,580,000
Accrued expenses                                           99,000            126,000
Research and development credits                        1,449,000          1,347,000
Foreign tax credits                                     1,006,000          1,183,000
AMT tax credits                                            68,000             68,000
Book in excess of tax depreciation expense                170,000            149,000
                                                     ------------       ------------
Gross deferred tax assets                              12,103,000         11,453,000
Valuation allowance for net deferred tax assets       (12,103,000)       (11,453,000)
                                                     ------------       ------------
Net deferred tax assets                              $         --       $         --
                                                     ============       ============

        Due to the uncertainty of the Company's ability to generate taxable income to realize its net deferred tax assets at December 31, 2000 and 1999, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance for deferred tax assets increased $650,000 and $87,000 for the years ended December 31, 2000 and 1999, respectively.

        At December 31, 2000, the Company has federal net operating loss carry forwards of approximately $27,386,000 for income tax reporting purposes and research and development and AMT tax credit carry forwards of approximately $1,517,000. The federal operating loss carry forwards and research and development credits begin to expire in 2006.

        The initial public offering of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company's use of losses incurred through the date of ownership change will be limited during the carry forward period and may result in the expiration of net operating loss carry forwards before utilization.


7. STOCKHOLDERS' EQUITY

COMMON STOCK

        At December 31, 2000, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding....................................   2,515,945
Shares available for future grant under stock plans..........     703,021
Warrants outstanding.........................................     500,000
                                                                ---------
                                                                3,718,966
                                                                =========


STOCK OPTIONS

        The Company has several stock option plans, including the 2000 Stock Incentive Plan adopted in 2000, whereby shares of common stock are reserved for future issuance pursuant to stock option grants or other issuances. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant. Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

        A summary of activity related to the Company's stock options follows:

                                                                                                   EXERCISE
                                                                                SHARES               PRICE
                                                                             -----------        ---------------
Balance, January 1, 1998 ..........................................          $1,044,919         $  .07 -- 44.00
   Granted.........................................................             823,215           6.25 -- 38.63
   Exercised.......................................................             (11,765)           .07 -- 24.13
   Canceled........................................................            (545,278)          3.93 -- 44.00
                                                                             ----------
Balance, December 31, 1998.........................................           1,311,091            .20 -- 44.00
   Granted.........................................................             814,026           3.69 --  6.94
   Exercised.......................................................              (5,158)          3.93 --  6.25
   Canceled........................................................            (134,077)          5.94 -- 44.00
                                                                             ----------
Balance, December 31, 1999.........................................            1,985,88            .20 -- 44.00
   Granted.........................................................           1,252,215            .63 --  6.00
   Exercised.......................................................            (203,785)           .66 --  6.75
   Canceled........................................................            (518,367)           .88 --  6.00
                                                                             ----------
Balance, December 31, 2000.........................................           2,515,945            .20 -- 44.00
                                                                             ==========


        Options exercisable at December 31, 2000, 1999, and 1998, were 997,546, 990,462, and 757,775, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:


                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 ---------------------------------------    -----------------------
                                  WEIGHTED
                                   AVERAGE      WEIGHTED                   WEIGHTED
   RANGE OF                       REMAINING      AVERAGE                    AVERAGE
   EXERCISE        NUMBER        CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
    PRICES       OUTSTANDING        LIFE         PRICE      EXERCISABLE      PRICE
-------------    -----------    ------------    --------    -----------    --------
$ 0.20-$ 0.88       660,613      9.83 years      $ 0.80           613       $ 0.20
$ 3.63-$ 4.88       141,514      9.14 years      $ 4.02        43,835       $ 3.96
$ 5.94-$ 8.19     1,165,580      8.11 years      $ 6.21       411,981       $ 6.44
$10.13-$20.50       487,405      5.14 years      $13.57       484,860       $13.59
$27.75-$44.00        60,834      6.55 years      $34.21        56,257       $33.97
                  ---------                                   -------
        Total     2,515,945      8.01 years      $ 6.77       997,546       $11.35
                  =========                                   =======

ACCOUNTING FOR STOCK-BASED COMPENSATION

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue following the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures of the fair value method prescribed by SFAS 123. Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the net loss and associated basic net loss per share amounts would have been $3.6 million or $0.40 per share, $1.7 million or $0.19 per share and $13.5 million or $1.57 per share for the years ended December 31, 2000, 1999 and 1998, respectively. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each year presented, (5) an expected stock price volatility factor of 1.14, 0.873, and 0.659 in 2000, 1999 and 1998, respectively, and (6) a risk-free interest rate of 6.35%, 6.88% and 4.43% in 2000, 1999 and 1998, respectively. The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $2.38, $3.92 and $4.27, respectively.

STOCK PURCHASE PLAN

        The company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 9,763, 8,787 and 9,698 in 2000, 1999 and 1998, respectively. At
December 31, 2000, 55,457 shares were reserved for future purchases by employees under the plan.

WARRANTS

        As of December 31, 2000, the Company had warrants outstanding to purchase 500,000 shares of common stock. The warrants are exercisable at $16.00 per share and expire in May 2001.

NOTES RECEIVABLE

        In October 2000, the Company entered into stock purchase agreements with certain officers whereby the officers purchased 400,000 shares of common stock at the fair market value of the stock on the date of purchase in exchange for full-recourse notes totaling $350,000. Each of the notes is due in five years with interest due annually at the rate of 6.09%. The shares are restricted and subject to repurchase by the Company at the original purchase price for a period of one year.

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

8. NET INCOME (LOSS) PER SHARE

A reconciliation between basic and diluted net income (loss) per share follows:

                                                   2000              1999             1998
                                                -----------       ----------      ------------
BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss) .........................     $(2,147,437)      $  434,670      $(11,173,284)
Weighted average common shares ............       9,146,374        8,836,406         8,621,759
    Basic net income (loss) per share .....     $     (0.23)      $     0.05      $      (1.30)

DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss) .........................     $(2,147,437)      $  434,670      $(11,173,284)
Weighted average common shares ............       9,146,374        8,836,406         8,621,759
Dilutive potential common shares ..........              --          132,998                --
                                                -----------       ----------      ------------
Total shares ..............................       9,146,374        8,969,404         8,621,759
                                                ===========       ==========      ============

    Diluted net income (loss) per share ...     $     (0.23)      $     0.05      $      (1.30)

        As of December 31, 2000, 1999 and 1998, 2,502,105, 2,090,529 and
2,088,369 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

        The Company has leased office space and equipment under two operating lease agreements which expire in April 2002 and October 2004, respectively. Under the office lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2001........................................         $597,836
2002........................................          167,055
2003........................................           19,320
2004........................................           16,100
                                                     --------
                                                     $800,311
                                                     ========

        Rental expense for the years ended December 31, 2000, 1999 and 1998 was $603,000, $613,000 and $564,000, respectively.

10. LEGAL PROCEEDINGS

        In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. DuPont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively "DuPont") filed a complaint in the United States District Court for the District of Massachusetts against the Company and certain Nycomed Amersham-related entities. DuPont's complaint seeks a declaratory judgement that certain ultrasound contrast patents owned by the Company and licensed to Nycomed are invalid and not infringed by DuPont. The Company and Nycomed believe Dupont's complaint is without merit and intend to vigorously defend against the complaint. At the request of Nycomed and the Company, the Massachusetts action has been transferred to the U.S. District Court for the Western District of Washington.

        Under the Company's license agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and on the Company's behalf, at Nycomed's expense. Pursuant to this right, Nycomed and the Company also have filed against DuPont a patent infringement action in the U.S. District Court for the Western District of Washington alleging that DuPont's contrast agent known as "Definity" infringes patents the Company owns and have licensed to Nycomed. The patent infringement action filed in Washington is based on the same questions of patent infringement and validity that were raised in the Massachusetts action. It is likely that of these actions, both of which have been assigned to the same judge in the U.S. District Court for the Western District of Washington, will be consolidated and effectively proceed as one action. Pursuant to the Company's license agreement with Nycomed, Nycomed will bear all costs and expenses associated with the prosecution of the Washington action and the defense of the Massachusetts action.

        In 1998, various class action complaints were filed in the Superior Court of Washington (the "State Action") and in the U.S. District Court for the Western District of Washington (the "Federal Action") against the Company and certain of the Company's officers and directors, alleging violations of Washington State and U.S. securities laws. In October 1998, the Company and the individual defendants moved to dismiss and stay the State Action. The state law claims in the State Action were subsequently re-filed in the Federal Action. In February 1999, plaintiffs filed a consolidated and amended complaint in the Federal Action, alleging violations of Washington State and U.S. securities laws. In March 1999, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint in the Federal Action. In July 1999, the Court entered an order denying in part and granting in part the motion to dismiss the complaint in the Federal Action. In November 1999, the Company filed motions for summary judgment and to stay discovery.

        In July 2000, with the consent of the Company's insurance carrier, the Company entered into a Memorandum of Understanding with plaintiffs to settle the Federal Action for an amount within its directors and officers' insurance policy limits. In November 2000, the parties filed with the Court a Stipulation of Settlement and related exhibits. On February 20, 2001, the Court approved the Stipulation of Settlement and entered an order dismissing with prejudice all claims against the defendants. The settlement is covered by the Company's insurance policy.

        Other income for the year ended December 31, 2000 represents payments received in the second quarter of $4.25 million from patent litigation and insurance settlements. As part of the patent litigation settlement, the Company received a payment of $2.5 million from Nycomed pursuant to the Company's patent license agreement with Nycomed. In addition, the Company reached an agreement on a pre-existing insurance coverage dispute and received a settlement payment of $1.75 million.

11. SUBSEQUENT EVENT

        In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) and Molecular Biosystems, Inc.,
(MBI). The agreement gives Chugai and MBI non-exclusive rights under certain Sonus patents to manufacture and sell Optison, an ultrasound contrast agent, in Japan, South Korea, and Taiwan.

        The Company received in January 2001 an initial non-refundable license fee of $1.0 million and will receive a second $1.0 million payment in June 2001. The second $1.0 million payment will be considered non-refundable if any claims of a Sonus Japanese patent application are allowed within a period of two years from the signing of the agreement. If no claims are allowed on the Sonus Japanese patent application within this two-year period, the Company will repay the second $1.0 million payment without interest. In addition to the $2.0 million license fee payments, Chugai and MBI will pay royalties to the Company on sales of Optison if and when the product is approved for marketing in the territories covered under the patent license agreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

        The financial statements filed as a part of this Report are listed on the "Index to Financial Statements" on Page 20.

    (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

    (3) Exhibits

                                            INDEX TO EXHIBITS
EXHIBIT NO.                                     DESCRIPTION                                       LOCATION
-----------      ------------------------------------------------------------------------         ---------
     3.2         Amended and Restated Certificate of Incorporation of the Company.                     (1)
     3.3         Certificate of Amendment of Certificate of Incorporation of the Company.             (12)
     3.4         Amended and Restated Bylaws of the Company.                                           (1)
     4.1         Specimen Certificate of Common Stock.                                                 (1)
     4.2         Rights Agreement, dated as of August 23, 1996, between the Company and                (3)
                 U.S. Stock Transfer Corporation.
   10.14         Contrast Agent Development and Supply Agreement dated May 6, 1993 by and              (1)
                 between the Company and Abbott Laboratories, Inc. (portions omitted pursuant to Rule 406 of the 1933 Act).
   10.14A        Amendment to Contrast Agent Development and Supply Agreement dated                    (1)
                 August 22, 1995 by and between the Company and Abbott Laboratories, Inc.
                 (portions omitted pursuant to Rule 406 of the 1933 Act).
   10.18         Lease Agreement dated January 17, 1994 between the Company and WRC                    (1)
                 Properties, Inc.
   10.18A        Amendment 2 dated October 28, 1997 to Lease Agreement dated January 17,              (10)
                 1994.
   10.18B        Amendment 3 dated October 15, 1998 to Lease Agreement dated January 17,              (10)
                 1994.
   10.19         Form of Indemnification Agreement for Officers and Directors of the                   (1)
                 Company.
   10.21         Loan and Security Agreement dated August 11, 1995 by and between the                  (1)
                 Company and Silicon Valley Bank.
   10.21A        Loan Modification Agreement dated September 10, 1997 to Loan and Security            (10)
                 Agreement by and between the Company and Silicon Valley Bank.
   10.21B        Loan Modification Agreement dated August 31, 1998 to Loan and Security               (10)
                 Agreement by and between the Company and Silicon Valley Bank.
   10.21C        Loan Modification Agreement dated August 30, 1999 to Loan and Security               (14)
                 Agreement by and between the Company and Silicon Valley Bank.
   10.25         Agreement between Abbott Laboratories, Inc. and the Company, dated May                (5)
                 14, 1996 (portions omitted pursuant to Rule 24b-2).
   10.26         Third Amended and Restated Registration Rights Agreement dated as of May              (6)
                 15, 1996.
   10.28         International License Agreement, dated October 1, 1996, by and between                (7)
                 Abbott Laboratories, Inc. and the Company (portions omitted pursuant to
                 Rule 24b-2).

                                            INDEX TO EXHIBITS
EXHIBIT NO.                                     DESCRIPTION                                       LOCATION
-----------      ------------------------------------------------------------------------         ---------
   10.29         Commercial Supply Agreement dated March 6, 1998.                                     (8)
   10.33         First Amendment to Agreement by and between Abbott Laboratories and                 (11)
                 Sonus Pharmaceuticals, Inc. dated January 31, 1999.
   10.34         First Amendment to International License Agreement by and between                   (11)
                 Abbott International, Ltd. and Sonus Pharmaceuticals, Inc. dated
                 January 31, 1999.
   10.35         Securities Purchase Agreement between Abbott Laboratories and Sonus                 (11)
                 Pharmaceuticals, Inc. dated January 31, 1999.
   10.36         License Agreement by and between Nycomed Amersham AS and the Company                (13)
                 dated August 31, 1999.
   10.38         Mutual Recission Agreement dated October 11, 1999 by and between the                (14)
                 Company and Abbott International Ltd.
   10.40         Amendment to the First Amendment to Agreement by and between Abbott                 (15)
                 Laboratories and the Company, dated February 3, 2000.
   10.43         Loan and Security Agreement by between Sonus Pharmaceuticals, Inc. and              (17)
                 Silicon Valley Bank, dated September 6, 2000.
   10.45         License Agreement by and between Chugai Pharmaceutical Co. Ltd.,                    (18)
                 Molecular Biosystems, Inc., and the Company, dated December 22, 2000.
   10.46         Termination Agreement by and between Abbott Laboratories and the                    (18)
                 Company, dated December 14, 2000.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.                                 (18)
    24.1         Power of Attorney (included on the Signature Page of this Annual                    (18)
                 Report on Form 10-K).
                 COMPENSATION PLANS AND ARRANGEMENTS
    10.1         Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock               (1)
                 Option and Restricted Stock Purchase Plan -- 1991 (the "1991 Plan"),
                 as amended.
    10.2         Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.                (1)
    10.3         Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan              (1)
    10.4         Form of Restricted Stock Purchase Agreement pertaining to the 1991                   (1)
                 Plan.
    10.5         Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors (the                (1)
                 "Director Plan").
    10.6         Form of Stock Option Agreement pertaining to the Director Plan.                      (1)
    10.7         1999 Nonqualified Stock Incentive Plan (the "1999 Plan").                           (12)
    10.8         Form of Stock Option Agreement pertaining to the 1999 Plan.                         (12)
    10.9         Form of Restricted Stock Purchase Agreement pertaining to the 1999                  (12)
                 Plan.
   10.22         Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.                            (2)
   10.24         Employment Agreement, effective as of January 16, 1996, by and between              (12)
                 the Company and Steven C. Quay, M.D., Ph.D.
   10.24A        Employment Agreement, effective February 11, 1999, by and between the               (12)
                 Company and Steven C. Quay, M.D., Ph.D.
   10.31         Change in Control Agreement for Michael Martino.                                     (9)
   10.37         Agreement for Part-Time Employment and Mutual Release, effective                    (14)
                 August 25, 1999 by and between the Company and Steven C. Quay, M.D.,
                 Ph.D.
   10.39         Change in Control Agreement for John T. Flaherty, M.D.                              (15)
   10.41         2000 Stock Incentive Plan (the "2000 Plan").                                        (16)
   10.42         Form of Stock Option Agreement pertaining to the 2000 Plan.                         (16)
   10.44         Change in Control Agreement for Richard J. Klein.                                   (17)

(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on form S-1, Reg. No. 33-96112.

(2) Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on form S-1, Reg. No. 33-80623.

(3) Incorporated by reference to the Company's Registration Statement on form 8-A, dated August 23, 1996.

(4) Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(5) Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated May 14, 1996.

(6) Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7) Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated October 1, 1996.

(8) Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

(9) Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(10) Incorporated by reference to the referenced exhibit number to the Company's Annual Report on form 10-K for the period ended December 31, 1998.

(11) Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated February 3, 1999.

(12) Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 1999.

(13) Incorporated by reference to the referenced exhibit number to the Company's Current Report on Form 8-K dated September 28, 1999.

(14) Incorporated by, reference to the referenced exhibit number to the Company's Quarterly Report on Form 10-QA for the quarterly period ended September 30, 1999.

(15) Incorporated by reference to the referenced exhibit number to the Company's Annual Report on form 10-K for the period ended December 31, 1999.

(16) Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000.

(17) Incorporated by reference to the referenced exhibit number to the Company's Quarterly Report on form 10-Q for the quarterly period ended September 30, 2000.

(18)  Filed herewith.


(b) Reports on Form 8-K

        The Company filed the following report on Form 8-K during the quarter ended December 31, 2000.

     1. The Registrant filed a report on Form 8-K on October 19, 2000 in connection with the announcement to refocus the Company on the development of its drug delivery and blood substitute products. At the same time, the Company announced that it had withdrawn the New Drug Application for its ultrasound contrast product and discontinued further clinical activity related to ultrasound contrast development.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 7, 2001.

                                            SONUS PHARMACEUTICALS, INC.

Dated: March 7, 2001                        By: /s/ Michael A. Martino
                                               ---------------------------------
                                               Michael A. Martino
                                               President, Chief Executive
                                               Officer and Director
                                               (Principal Executive Officer)


        We, the undersigned directors and officers of Sonus Pharmaceuticals, Inc., do hereby constitute and appoint Michael A. Martino and Richard J. Klein, or either of them, our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and on behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments thereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A. Martino                      President, Chief Executive              March 7, 2001
---------------------------------------     Officer and Director (Principal
Michael A. Martino                          Executive Officer)


/s/ Richard J. Klein                        Vice President of Finance and           March 7, 2001
---------------------------------------     Chief Financial Officer
Richard J. Klein                            (Principal Financial and
                                            Accounting Officer)


/s/ George W. Dunbar, Jr.                   Director, Co-Chairman of                March 7, 2001
----------------------------------------    the Board of Directors
George W. Dunbar, Jr.


/s/ Christopher S. Henney, Ph.D., D. Sc.    Director                                March 7, 2001
----------------------------------------
Christopher S. Henney, Ph.D, D. Sc.


/s/ Robert E. Ivy                           Director, Co-Chairman of                March 7, 2001
----------------------------------------    the Board of Directors
Robert E. Ivy


/s/ Dwight Winstead                         Director                                March 7, 2001
----------------------------------------
Dwight Winstead