Form 10-Q
period 2001-03-31
SONUS PHARMACEUTICALS INC
filed 2001-05-10
CIK 949858

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
        (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or ORganization)           Identification Number)

                  22026 20TH AVE. SE, BOTHELL, WASHINGTON 98021

                    (Address of Principal Executive Offices)

                                 (425) 487-9500

              (Registrant's Telephone Number, Including Area Code)

    Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---   ---

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class                       Outstanding at April 30, 2001
                  -----                       -----------------------------
        Common Stock, $.001 par value                    9,608,502


================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                             Page
                                                                                         Number
                                                                                         ------
        Item 1. Financial Statements

                Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.....   3

                Statements of Operations (unaudited) for the three months ended
                     March 31, 2001 and March 31, 2000....................................   4

                Statements of Cash Flows (unaudited) for the three months ended
                     March 31, 2001 and March 31, 2000....................................   5

                Notes to Financial Statements.............................................   6

       Item 2.  Management's   Discussion   and   Analysis  of  Financial
                     Condition and Results of Operations..................................   7

       Item 3.  Market Risk...............................................................   10

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings.........................................................   11

       Item 4.  Submission of Matters to a Vote of Security Holders.......................   12

       Items 2, 3, 5 and 6 are not applicable and therefore have been omitted.

SIGNATURES................................................................................   13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2001            2000
                                                                 -----------     ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents...............................      $  7,142,307    $  6,696,610
   Short-term investments..................................         5,772,060       6,765,854
   Other current assets....................................           373,849         345,696
                                                                 ------------    ------------
      Total current assets.................................      $ 13,288,216    $ 13,808,160
Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,518,795 and $3,474,027              440,799         501,660
                                                                 ------------    ------------
Total assets...............................................      $ 13,729,015    $ 14,309,820
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit.....................................      $  5,000,000    $  5,000,000
   Accounts payable and accrued expenses...................           925,274         800,343
                                                                 ------------    ------------
      Total current liabilities............................         5,925,274       5,800,343
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or
      outstanding..........................................                --              --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 9,606,627 and
      9,603,520 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively...        38,096,509      38,077,469
   Notes receivable from officers..........................          (350,000)       (350,000)
   Accumulated deficit.....................................       (29,951,801)    (29,219,041)
   Accumulated other comprehensive income..................             9,033           1,049
                                                                 ------------    ------------
      Total stockholders' equity...........................         7,803,741       8,509,477
                                                                 ------------    ------------
Total liabilities and stockholders' equity.................      $ 13,729,015    $ 14,309,820
                                                                 ============    ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------
      Revenues:
         Collaborative agreements...........................     $  1,000,000              --
         Royalties..........................................           95,528              --
                                                                 ------------    ------------
      Total revenues........................................        1,095,528              --
                                                                 ------------    ------------
      Operating expenses:
         Research and development...........................        1,168,062       1,090,570
         General and administrative.........................          696,715       1,385,180
                                                                 ------------    ------------
      Total operating expenses..............................        1,864,777       2,475,750
                                                                 ------------    ------------
      Operating loss........................................         (769,249)     (2,475,750)

      Other income (expense):
         Interest income....................................          141,884         155,706
         Interest expense...................................          (10,208)         (6,597)
                                                                 ------------    ------------
      Total other income, net...............................          131,676         149,109
                                                                 ------------    ------------

      Loss before income taxes..............................         (637,573)     (2,326,641)

      Income taxes..........................................          100,000        (176,939)
                                                                 ------------    ------------
      Net loss..............................................     $   (737,573)     (2,149,702)
                                                                 ============    ============

      Basic and diluted net loss per share..................     $      (0.08)       $  (0.24)

      Shares used in computation of basic and
         diluted net loss per share.........................        9,202,917       9,069,677

                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
     OPERATING ACTIVITIES:
     Net loss....................................................  $   (737,573)   $ (2,149,702)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization............................        80,767         115,702
        Amortization of discount on short-term investments.......        (8,550)         (3,828)
        Changes in operating assets and liabilities:
           Other current assets..................................       (28,153)        121,140
           Accounts payable and accrued expenses.................       124,933        (198,079)
                                                                   ------------    ------------
     Net cash used in operating activities.......................      (568,576)     (2,114,767)

     INVESTING ACTIVITIES:
     Purchases of equipment, furniture and leasehold
           improvements..........................................       (18,906)         (5,173)
     Purchases of short-term investments.........................    (2,698,258)     (1,476,106)
     Proceeds from sale of short-term investments................       242,095         499,995
     Proceeds from maturities of short-term investments..........     3,470,303       3,972,725
                                                                   ------------    ------------
     Net cash provided by investing activities...................       995,234       2,991,441


     FINANCING ACTIVITIES:
     Proceeds from bank line of credit...........................     5,000,000       5,000,000
     Repayment of bank line of credit............................    (5,000,000)     (5,000,000)
     Proceeds from issuance of common stock......................        19,040         570,689
                                                                   ------------    ------------
     Net cash provided by financing activities...................        19,040         570,689
                                                                   ------------    ------------

     Increase in cash and cash equivalents for the period.......        445,698       1,447,363
     Cash and cash equivalents at beginning of period...........      6,696,609       5,894,194
                                                                   ------------    ------------
     Cash and cash equivalents at end of period.................      7,142,307       7,341,557
     Short-term investments at end of period....................      5,772,060       7,923,656
                                                                   ============    ============
     Total cash, cash equivalents and short-term investments....   $ 12,914,367    $ 15,265,213
                                                                   ============    ============
     Supplemental cash flow information:

        Interest paid............................................  $     10,208    $      6,597

        Income taxes paid........................................  $    100,000    $         --


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

        The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 2000 and filed with the Securities and Exchange Commission on March 7, 2001.

2.      CONTINGENCIES

        The Company is party to certain litigation related to its business. See "Part II. Other Information; Item 1. Legal Proceedings."


3.      PATENT LICENSE AGREEMENT

        In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) and Molecular Biosystems, Inc.,
(MBI). The agreement gives Chugai and MBI non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan.

        The Company received an initial non-refundable license fee of $1.0 million in January 2001 and will receive a second $1.0 million payment in June 2001. The second $1.0 million payment will be non-refundable if any claims of a Sonus Japanese patent application are allowed within a period of two years from the signing of the agreement. If no claims are allowed on the Sonus Japanese patent application within this two-year period, the Company will repay the second $1.0 million payment without interest. In addition to the $2.0 million license fee payments, Chugai will pay royalties to the Company if and when a product is approved for marketing in the territories covered under the patent license agreement.

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

        o Market acceptance of our products and the potential size of these markets;

        o Our anticipated future capital requirements and the terms of any capital financing;

        o       The progress and results of clinical trials;

        o The timing and amount of future contractual payments, product revenues and operating expenses; and

        o       The anticipated outcome or financial impact of legal matters.

While these forward-looking statements made by us are based on our current beliefs and judgement, they are subject to risks and uncertainties that could cause actual results to vary from the projections in the forward-looking statements. You should consider the risks below carefully in addition to other information contained in this report before purchasing shares of our common stock. If any of the risks listed below occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

        o       Dependence on the development and commercialization of products;

        o History of operating losses and uncertainty of future financial results;

        o Future capital requirements and uncertainty of additional funding;

        o Dependence on third parties for funding, clinical development and distribution;

        o Uncertainty of governmental regulatory requirements and lengthy approval process;

        o Uncertainty of U.S. or international legislative or administrative actions;

        o       Competition and risk of technological obsolescence;

        o Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

        o       Dependence on patents and proprietary rights;

        o Limitations on third-party reimbursement for medical and pharmaceutical products;

        o       Continued listing on the Nasdaq National Market; and

        o       Dependence on key employees.

MD&A OVERVIEW

        In Management's Discussion and Analysis we explain the general financial condition and the results of operations for our company, including:

        o       An overview of our business;

        o Results of operations and why those results are different from the prior periods;

        o The capital resources we currently have and possible sources of additional funding for future capital requirements; and

        o       Certain factors that may affect our business and future results.

BUSINESS OVERVIEW

        We are engaged in the research and development of therapeutic drug delivery and blood substitute products utilizing our core technology in emulsion formulations and surfactant chemistry. Based on this proprietary core technology, we have developed the TOCOSOL(TM) drug delivery system to solubilize therapeutic drugs that are poorly soluble in water. We are developing a cancer therapy product, S-8184, and a cardiovascular therapy product, S-2646, using the TOCOSOL technology. We are also developing a blood substitute product, S-9156, based on our core emulsion formulation technology that utilizes stabilized fluorocarbon gas microbubbles to more efficiently transport oxygen to body tissues.

S-8184 - Cancer Therapy

        The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184. Paclitaxel is the active ingredient in a highly successful cancer treatment currently on the market for the treatment of breast, ovarian and non-small cell lung cancer. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in late 2000 and initiated our Phase 1 human clinical study in December 2000. To date, we have enrolled patients with lung, breast, ovarian and colon cancers and are encouraged by indications that our formulation may provide significant advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of premedications and a reduction in the administration time using a single, quick injection in a matter of minutes compared to the hours of infusion with existing formulations of paclitaxel. We expect to complete patient enrollment in the S-8184 Phase 1 study in the second half of 2001.

S-2646 - Cardiovascular Treatment

        Consistent with our strategy to apply our TOCOSOL drug delivery technology to intravenous marketed drugs that are generic and/or have patents expiring, S-2646 is a reformulation of an intravenous cardiac drug, amiodarone, that is marketed for the treatment of the life threatening cardiac rhythm disturbances, ventricular fibrillation and unstable ventricular tachycardia. The currently marketed form of the drug has side effects, namely hypotension (low blood pressure) and venous irritation, that may limit the drug's effectiveness when administered in emergency situations outside the hospital. S-2646 is being tested to determine whether the application of our TOCOSOL drug delivery system will lower the toxicity of the currently marketed intravenous formulation, which could allow faster administration of the drug resulting in faster onset of therapeutic benefits for the patient and may also allow for repeat dosing through the use of a conventional intravenous line in the arm. We expect to complete preclinical studies with S-2646 and file an IND with the U.S. Food and Drug Administration by the end of 2001.

S-9156 - Blood Substitute

        We are also developing a blood substitute product, S-9156, for use in therapeutic applications. This product utilizes stabilized gas microbubbles, formed from our fluorocarbon emulsion technology, for transporting oxygen to the body's tissues. In pre-clinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than liquid fluorocarbon products that are currently under development by others. This may present important clinical advantages because many of the side effects associated with administration of large volumes of liquid fluorocarbons could be minimized with S-9156. Potential applications for S-9156 include use in trauma situations to provide immediate tissue oxygenation when there is no availability or time for typing and cross-matching blood for transfusion or for oxygenation of solid tumors to increase the effectiveness of radiotherapy. We expect to complete preclinical studies with S-9156 and file an IND with the U.S. Food and Drug Administration by the end of 2001.

RESULTS OF OPERATIONS

        Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

        o Timing of payments under contractual and license agreements with third-parties;

        o       Entering into additional contractual agreements;

        o Timing and costs of product development, clinical trials and patent prosecution; and

        o       Timing of regulatory approvals.

        To date, our reported revenues have been derived from payments received under contractual and license agreements with third parties. Revenues were $1.1 million for the first quarter of 2001 and consisted of a $1.0 million non-refundable license fee payment received under our ultrasound contrast patent license agreement with Chugai and $0.1 million in royalty income under a separate ultrasound contrast patent license agreement with Nycomed Amersham plc. We reported no revenue in the first quarter of 2000.

        Total operating expenses were $1.9 million for the first quarter of 2001 compared with $2.5 million for the first quarter of 2000. The decrease in operating expenses from the prior year was primarily due to lower general and administrative expenses ($0.7 million the first quarter of 2001 compared to $1.4 million in the first quarter of 2000) resulting from the cost-reduction measures announced and implemented in October 2000. Research and development expenses in the first quarter of 2001 were slightly higher than the prior year ($1.2 million in the first quarter of 2001 compared to $1.1 million in the first quarter of
2000) reflecting the continued investment in our product research and clinical trial programs.

        We anticipate total operating expenses for the next several quarters will be consistent with or slightly higher than the first quarter of 2001 as we continue to invest in current and future product development activities.

        Interest income, net of interest expense of $10,000, was $132,000 for the first quarter of 2001 compared with $149,000, net of interest expense of $7,000, for the same period of the prior year. The decrease in net interest income was primarily due to lower levels of invested cash in the current year.

        In the first quarter of 2001, we incurred Japanese withholding taxes of $100,000, representing 10% of the $1.0 million license fee paid by Chugai in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and a bank line of credit. At March 31, 2001, we had cash, cash equivalents and short-term investments of $12.9 million compared to $13.5 million at December 31, 2000. The decrease was primarily due to cash used in operations during the quarter ended March 31, 2001 of $0.6 million. In June 2001, we expect to receive a $1.0 million payment under our patent licensing agreement with Chugai. This payment will be non-refundable if any claims of a Sonus Japanese patent application related to the technology licensed to Chugai are allowed within two years from signing our agreement with Chugai.

        We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At March 31, 2001 and December 31, 2000, we had borrowings of $5.0 million outstanding under the line of credit. The line of credit expires in August 2001 and is secured by tangible assets. We are required to maintain a minimum of $5.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

        We expect that our cash needs will increase in future periods due to planned clinical trials and other product development costs associated with our drug delivery and blood substitute products. Based on our current operating plan for 2001, including planned clinical trials and other product development costs, we estimate that existing cash and short-term investments will be sufficient to meet our cash requirements through at least 2001. However, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

        o The ability to attract and retain new collaborative agreement partners;

        o The ability to obtain funding under contractual and licensing agreements;

        o The progress of our research and development programs and clinical trials;

        o       The time and costs required to gain regulatory approvals;

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

ITEM 3. MARKET RISK

        The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2001, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on April 25, 2001. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

        Nominee                                  For         Abstain
        -------                                  ---         -------
        Michael A. Martino                    8,106,603      58,226
        George W. Dunbar, Jr.                 8,108,747      56,082
        Christopher S. Henney, Ph.D., D.Sc.   8,109,293      55,536
        Robert E. Ivy                         8,109,806      55,023
        Dwight Winstead                       8,109,494      55,335

2. Ratification of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2001:

        For: 8,095,199            Against: 38,022           Abstain: 31,608


        ITEMS 2, 3, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SONUS PHARMACEUTICALS, INC.

        Date:  May 10, 2001                By:    /s/  Richard J. Klein
                                                  ------------------------------
                                                  Richard J. Klein
                                                  Vice President of Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)