Form 10-Q
period 2001-06-30
SONUS PHARMACEUTICALS INC
filed 2001-08-07
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________.

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

22026 20th Ave. SE, Bothell, Washington 98021
(Address of Principal Executive Offices)

(425) 487-9500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, $.001 par value	11,385,292

Page 1 of 14 Pages
Exhibit Index appears on Page 12

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

			Page
			Number

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000.	3

		Statements of Operations (unaudited) for the three and six months ended June 30, 2001 and June 30, 2000.	4

		Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and June 30, 2000.	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Market Risk	11

Part II.	Other Information

	Item 1.	Legal Proceedings	12

	Item 2.	Changes in Securities and Use of Proceeds	13

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 6.	Exhibits and Reports on Form 8-K	13

	Items 3 and 5 are not applicable and therefore have been omitted.

Signatures			14

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$4,708,190	$6,696,610

Short-term investments	7,301,704	6,765,854

Other current assets	415,686	345,696

Total current assets	12,425,580	13,808,160

Equipment, furniture and leasehold improvements, net of accumulated depreciation of $3,592,376 and $3,474,027	372,819	501,660

Total assets	$12,798,399	$14,309,820

Liabilities and Stockholders’ Equity

Current liabilities:

Bank line of credit	$—	$5,000,000

Other current liabilities	2,247,744	800,343

Total current liabilities	2,247,744	5,800,343

Commitments and contingencies

Stockholders’ equity:

Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—

Common stock; $.001 par value; 30,000,000 shares authorized; 11,379,042 and 9,603,520 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	42,590,268	38,077,469

Notes receivable	(350,000)	(350,000)

Accumulated deficit	(31,699,835)	(29,219,041)

Accumulated other comprehensive loss	10,222	1,049

Total stockholders’ equity	10,550,655	8,509,477

Total liabilities and stockholders’ equity	$12,798,399	$14,309,820

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues:

License agreements	$—	$—	$1,000,000	$—

Royalties	91,188	44,969	186,716	44,969

Total revenues	91,188	44,969	1,186,716	44,969

Operating expenses:

Research and development	1,325,132	1,288,089	2,493,193	2,378,659

General and administrative	615,824	1,136,107	1,312,540	2,521,288

Total operating expenses	1,940,956	2,424,196	3,805,733	4,899,947

Operating loss	(1,849,768)	(2,379,227)	(2,619,017)	(4,854,978)

Other income (expense):

Interest income	110,197	196,889	252,081	352,595

Interest expense	(3,650)	(12,153)	(13,858)	(18,750)

Other income	—	4,250,000	—	4,250,000

Income (loss) before taxes	(1,743,221)	2,055,509	(2,380,794)	(271,133)

Income taxes	—	—	100,000	(176,939)

Net income (loss)	$(1,743,221)	$2,055,509	$(2,480,794)	$(94,194)

Net income (loss) per common share:

Basic	$(0.18)	$0.22	$(0.27)	$(0.01)

Diluted	$(0.18)	$0.22	$(0.27)	$(0.01)

Shares used in computation of per share amounts:

Basic	9,507,221	9,155,897	9,355,069	9,112,787

Diluted	9,507,221	9,184,625	9,355,069	9,112,787

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating activities:

Net loss	(2,480,791)	$(94,194)

Adjustments to reconcile net loss to net cash used in operating activities:

Noncash compensation expense	50,214	—

Depreciation and amortization	154,348	216,657

Amortization of premium (discount) on marketable securities	10,111	—

Changes in operating assets and liabilities:

Other current assets	(69,990)	68,430

Other current liabilities	1,447,401	(229,083)

Net cash used in operating activities	(888,707)	(38,190)

Investing activities:

Purchases of equipment, furniture and leasehold improvements	(24,507)	(5,173)

Purchases of marketable securities	(6,973,789)	(5,977,254)

Proceeds from sale of marketable securities	1,735,320	499,995

Proceeds from maturities of marketable securities	4,700,681	6,899,268

Net cash provided by (used in) investing activities	(562,295)	1,416,836

Financing activities:

Proceeds from bank line of credit	5,000,000	10,000,000

Repayment of bank line of credit	(10,000,000)	(10,000,000)

Proceeds from issuance of common stock	4,462,582	576,771

Net cash provided by (used in) investing activities	(537,418)	576,771

Increase (decrease) in cash and cash equivalents for the period	(1,988,420)	1,955,417

Cash and cash equivalents at beginning of period	6,696,610	5,894,194

Cash and cash equivalents at end of period	4,708,190	7,849,611

Marketable securities at end of period	7,301,704	9,494,433

Total cash, cash equivalents and marketable securities	$12,009,894	$17,344,044

Supplemental cash flow information:

Interest paid	$18,958	$13,542

Income taxes paid	$100,000	$—

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

2.  Contingencies

     The Company is party to certain litigation related to its business. See “Part II, Item 1. Legal Proceedings.”

3.  Patent License Agreement

     In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) and Molecular Biosystems, Inc. (MBI) that gave Chugai and MBI non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan. The Company received an initial non-refundable license fee of $1.0 million in January 2001 and a second $1.0 million payment in June 2001. The second $1.0 million payment will be non-refundable if any claims of a Sonus Japanese patent application are allowed within a period of two years from the signing of the agreement. If no claims are allowed on the Japanese patent application within this two-year period, the Company will repay to Chugai the second $1.0 million payment.

4.  Subsequent Event

     In August 2001, the Company entered into an agreement with Nycomed Amersham (Nycomed) whereby the Company sold substantially all of its ultrasound contrast intellectual property assets to Nycomed for $6.5 million. In addition, the Company assigned to Nycomed its interest in the ultrasound contrast patent license agreement with Chugai and MBI.

     Sonus and Nycomed previously entered into an agreement in September 1999 whereby Nycomed received an exclusive license to certain of the Company’s ultrasound contrast patents in the U.S. and Europe. In exchange, Nycomed paid the Company an initial license fee of $10.0 million, assumed the responsibility and costs of applicable patent litigation, and paid royalties to the Company on sales of an approved product covered by the licensed patents. This patent license agreement terminated concurrent with the execution of the asset purchase agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•   Market acceptance of our products and the potential size of these markets;

•   Our anticipated future capital requirements and the terms of any capital financing;
•   The progress and results of clinical trials;
•   The timing and amount of future contractual payments, product revenues and operating expenses; and
•   The anticipated outcome or financial impact of legal matters.

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•   Dependence on the development and commercialization of products;

•   History of operating losses and uncertainty of future financial results;
•   Future capital requirements and uncertainty of additional funding;
•   Dependence on third parties for funding, clinical development and distribution;
•   Uncertainty of governmental regulatory requirements and lengthy approval process;
•   Uncertainty of U.S. or international legislative or administrative actions;
•   Competition and risk of technological obsolescence;
•   Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;
•   Dependence on patents and proprietary rights;
•   Limitations on third-party reimbursement for medical and pharmaceutical products;
•   Continued listing on the Nasdaq National Market; and
•   Dependence on key employees.

MD&A Overview

     In Management’s Discussion and Analysis we explain the general financial condition and the results of operations for our company, including:

•   An overview of our business;

•   Results of operations and why those results are different from the prior periods;
•   The capital resources we currently have and possible sources of additional funding for future capital requirements; and
•   Certain factors that may affect our business and future results.

Business Overview

     We are engaged in the research and development of therapeutic drug delivery and blood substitute products utilizing our core technology in emulsion formulations and surfactant chemistry. Based on this proprietary core technology, we have developed the TOCOSOL™ drug delivery system to solubilize drugs that are poorly soluble in water. We are developing a cancer therapy product, S-8184, and a cardiovascular therapy product, S-2646, using the TOCOSOL technology. We are also developing a blood substitute product, S-9156, based on our core emulsion formulation technology that utilizes stabilized fluorocarbon gas microbubbles to more efficiently transport oxygen to body tissues.

S-8184 — Cancer Therapy

     The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184. Paclitaxel is the active ingredient in the world’s leading cancer drug, which is indicated for the treatment of breast, ovarian and non-small cell lung cancer. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in late 2000 and initiated our Phase 1 human clinical study in December 2000. To date, we have enrolled patients with breast, ovarian, lung and colon cancers and are encouraged by indications that our formulation may provide significant advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of premedications and a reduction in the administration time using a single, quick injection in a matter of minutes compared to the hours of infusion with existing formulations of paclitaxel. We also believe that there may be other potential advantages of our paclitaxel formulation including tumor targeting, sustained drug release and a ready-to-use formulation that may position S-8184 as a potentially more effective and convenient product. We expect to complete patient enrollment in the S-8184 Phase 1 study in the second half of 2001.

S-2646 — Cardiovascular Treatment

     Consistent with our strategy to apply our TOCOSOL drug delivery technology to intravenous marketed drugs that are generic and/or have patents expiring, S-2646 is a reformulation of an intravenous cardiac drug, amiodarone, that is marketed for the treatment of acute ventricular arrhythmias, and specifically unstable ventricular tachycardia, which is essentially rapid, uncontrolled and life-threatening heart rhythms. The currently marketed form of the drug has side effects, namely hypotension (low blood pressure) and venous irritation, that may limit the drug’s effectiveness when administered in emergency situations outside the hospital. S-2646 is being tested to determine whether the application of our TOCOSOL drug delivery system will lower the toxicity of the currently marketed intravenous formulation, which could allow faster administration of the crucial, initial therapeutic dose of the drug in emergency medical situations, resulting in faster onset of therapeutic benefits for the patient and may also allow for repeat dosing through the use of a conventional intravenous line in the arm. We expect to complete preclinical studies with S-2646 and file an IND with the U.S. Food and Drug Administration by the end of 2001.

S-9156 — Blood Substitute

     We are also developing a synthetic blood substitute product, S-9156, for use in therapeutic applications. This product utilizes stabilized gas microbubbles, formed from our fluorocarbon emulsion technology, for transporting oxygen to the body’s tissues. In pre-clinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than liquid fluorocarbon products that are currently under development by others. This may present important clinical advantages because many of the side effects associated with administration of large volumes of liquid fluorocarbons could be minimized with S-9156. Potential applications for S-9156 include use in trauma situations to provide immediate tissue oxygenation when there is no availability or time for typing and cross-matching blood for transfusion or for oxygenation of solid tumors to increase the effectiveness of radiotherapy. We expect to complete preclinical studies with S-9156 and file an IND with the U.S. Food and Drug Administration in 2002.

Results of Operations

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•   Timing of payments under contractual and license agreements with third-parties;
•   Entering into additional contractual agreements;
•   Timing and costs of product development, clinical trials and patent prosecution; and
•   Timing of regulatory approvals.

     Revenues in the second quarter of 2001 was $91,000 compared to $45,000 for the second quarter of 2000. Revenues for each period represent royalty income under an ultrasound contrast patent license agreement with Nycomed Amersham plc. For the six months ended June 30, 2001, revenue was $1.2 million compared to $45,000 for the prior year period. Included in 2001 is the $1.0 million non-refundable license fee payment received under our ultrasound contrast patent license agreement with Chugai.

     Total operating expenses were $1.9 million for the second quarter of 2001 compared with $2.4 million for the prior year. The decrease from the prior year was primarily due to lower general and administrative expenses ($0.6 million the second quarter of 2001 compared to $1.1 million in the second quarter of 2000) resulting from the cost-reduction measures implemented in October 2000. Research and development expenses in the second quarter of 2001 were consistent with the prior year ($1.3 million in each second quarter of 2001 and 2000) reflecting the continued investment in our product research and clinical trial programs. For the first six months of 2001, total operating expenses were $3.8 million compared to $4.9 million for the prior year period, with the decrease primarily due to lower general and administrative expenses resulting from the cost-reduction measures implemented in October 2000.

     We anticipate total operating expenses for the next several quarters will be consistent with or slightly higher than the second quarter of 2001 as we continue to invest in current and future product development activities.

     Interest income, net of interest expense of $4,000, was $106,000 for the second quarter of 2001 compared with $185,000, net of interest expense of $12,000, for the same period of the prior year and $238,000 and $334,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in net interest income was primarily due to lower levels of invested cash in the current year.

     Net loss for the second quarter of 2001 was $1.7 million compared with net income of $2.1 million for the same period of the prior year. Net loss for the six months ended June 30, 2001 and 2000, was $2.5 million and $0.1 million, respectively. The prior year results include other income of $4.25 million from payments received under patent litigation and insurance settlements.

Liquidity and Capital Resources

     We have historically financed operations with payments from contractual agreements with third parties, proceeds from equity financings and a bank line of credit. In June 2001, we completed a private placement equity financing that raised approximately $4.5 million in net proceeds through the sale of 1.7 million shares of Sonus common stock.

     At June 30, 2001, we had cash, cash equivalents and short-term investments of $12.0 million compared to $13.5 million at December 31, 2000. The decrease was primarily due to the pay-off of the bank line of credit and funding of operations, offset in part by the $4.5 million of net proceeds from the private placement of common stock.

     We have a bank loan agreement which provides for a $5.0 million revolving line of credit facility and bears interest at the prime rate plus 1.0% per annum. At June 30, 2001, we had no outstanding borrowings under the line of credit. The line of credit expires in August 2001 and is secured by tangible assets. We are required to maintain a minimum of $5.0 million of cash in order to borrow under the line of credit, and the borrowed funds are required to be held at the bank. We cannot give assurance that we will be able to maintain the minimum balances necessary to borrow under the line of credit.

     We expect that our cash needs will increase in future periods due to planned clinical trials and other product development costs associated with our drug delivery and blood substitute products. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and short-term investments will be sufficient to meet our cash requirements for at least 18 months. However, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

•   The ability to attract and retain new collaborative agreement partners;

•   The ability to obtain funding under contractual and licensing agreements;
•   The progress of our research and development programs and clinical trials;
•   The time and costs required to gain regulatory approvals;
•   The costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks; and
•   The cost of defending, and any damages or settlement payments that may be paid pursuant to existing legal proceedings.

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

Item 3. Market Risk

     The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2001, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II. Other Information

Item 1. Legal Proceedings

a.  In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. DuPont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively “DuPont”) filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities (“Nycomed”). DuPont’s complaint seeks a declaratory judgment that certain ultrasound patents we have transferred to Nycomed are invalid and not infringed by DuPont. We and Nycomed believe DuPont’s complaint is without merit and intend to vigorously defend against the complaint. At the request of Nycomed and us, the Massachusetts action was transferred to the United States District Court for the Western District of Washington.

     Under our agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and us, at Nycomed’s expense. Pursuant to this right, in July 2000, Nycomed and we filed an action in the United States District Court for the Western District of Washington alleging that DuPont’s contrast agent “Definity” infringes patents we have transferred to Nycomed. The patent infringement action filed in district court in Washington involves the same questions of patent infringement and validity that were raised in DuPont’s Massachusetts action. Both the Massachusetts action and the Washington action have been assigned to the same District Judge, who has ordered the cases consolidated and to proceed as one action. Nycomed has filed a motion for summary judgment of infringement and for a preliminary injunction enjoining the sale of Definity following final FDA approval. Pursuant to our agreement with Nycomed, Nycomed will bear all costs and expenses associated with the litigation against DuPont.

b.  In 1998, various class action complaints were filed against us and certain of our officers and directors, alleging violations of Washington State and U.S. securities laws. In July 2000, with the consent of our insurance carrier, we entered into a Memorandum of Understanding with plaintiffs to settle the complaints for an amount within our directors and officers’ insurance policy limits. In November 2000, the parties filed with the Court a Stipulation of Settlement and related exhibits. On February 20, 2001, the Court approved the Stipulation of Settlement and entered an order dismissing with prejudice all claims against the defendants. Given the uncertainties of litigation, we believe that this settlement, which is covered by our insurance carrier, is in the best interests of our shareholders.

Item 2. Changes in Securities and Use of Proceeds

     (c)  The following is a summary of transactions by the Company during the fiscal quarter ended June 30, 2001, involving sales of the Company’s securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

On June 15, 2001, the Company sold 1,745,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D and under Section 4(2) of the Securities Act at a price of $2.80 per share. The Company and the investors concurrently entered into a Registration Rights Agreement under which the company had undertaken to register such 1,745,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement. Concurrently, the company also issued warrants to purchase an aggregate of 174,500 shares of its Common Stock under the terms of certain Warrant Certificates at an exercise price of $3.36 per share. Such warrants are exempt from registration under Rule 506 under Regulation D and under Section 4(2) of the Securities Act. Pursuant to the terms of the Warrant Certificates the Company has undertaken to register such 174,500 shares under the Securities Act within a time frame specified in the Warrant Certificates. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 4. Submission of Matters to a Vote of Security Holders

     Information regarding matters submitted to a vote of security holders at our annual meeting of stockholders held on April 25, 2001, is set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.47 10.48	Change in Control Agreement for Nagesh Palepu Change in Control Agreement for Michael A. Martino

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: August 7, 2001	By:	/s/ Richard J. Klein

Richard J. Klein Chief Financial Officer (Principal Financial and Accounting Officer)