Form 10-K/A
period 2000-12-31
SONUS PHARMACEUTICALS INC
filed 2001-09-28
CIK 949858

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                               PAGE 1 OF 40 PAGES
                        EXHIBIT INDEX APPEARS ON PAGE 36
================================================================================

                           SONUS PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
                                     PART I

 Item 1.   Business.................................................................. 3
             Overview................................................................ 3
             Technology Platform..................................................... 3
             Products Under Development.............................................. 3
             Market Overview......................................................... 4
             Manufacturing........................................................... 5
             Research and Development................................................ 5
             Government Regulations.................................................. 6
             Competition............................................................. 7
             Patents and Proprietary Rights.......................................... 7
             Product Liability....................................................... 9
             Human Resources......................................................... 9
             Certain Factors that May Affect Our Business and Future Results......... 9
Item 2.    Properties................................................................13
Item 3.    Legal Proceedings.........................................................13
Item 4.    Submissions of Matters to a Vote of Security Holders......................14

                                     PART II

Item 5.    Market for Registrant's Common Stock......................................15
Item 6.    Selected Financial Data...................................................15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................20
Item 8.    Financial Statements and Supplementary Data...............................20
Item 9.    Changes in and Disagreements with Accountants.............................20

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant........................35
Item 11.   Executive Compensation....................................................35
Item 12.   Security Ownership of Certain Beneficial Owners and Management............35
Item 13.   Certain Relationships and Related Transactions............................35

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........36
SIGNATURES ..........................................................................40

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

S-9156 -- OXYGEN DELIVERY

        We are also developing an oxygen delivery product, S-9156 for use in therapeutic applications. This product utilizes stabilized microbubbles, formed from our fluorocarbon emulsion technology, for transporting oxygen to the body's tissues. In pre-clinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than other liquid fluorocarbon products that are currently under development by others. This may present important clinical advantages because many of the side effects associated with administration of large volumes of liquid fluorocarbons could be minimized with S-9156. Potential applications for S-9156 include for use in trauma situations to provide immediate tissue oxygenation when there is no availability or time for typing and cross-matching blood for transfusion or for oxygenation of solid tumors to increase the effectiveness of radiotherapy. We expect to complete pre-clinical studies with S-9156 and file an IND with the U.S. Food and Drug Administration by the end of 2001.

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

        In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered or licensed by the FDA for each product that is manufactured at that facility. U.S. manufacturing establishments are subject to inspections by the FDA and by other Federal, State and local agencies and must comply with Good Manufacturing Practices, or GMP, requirements applicable to the production of pharmaceutical drug products.

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

        In July 2000, with the consent of our insurance carrier, we entered into a Memorandum of Understanding with the plaintiffs to settle the action for $4.0 million, an amount within our insurance policy limits, conditioned upon approval of the Court. As part of the settlement agreement, our insurance carrier agreed to pay the settlement directly to plaintiffs through an escrow account funded by the insurance company in 2000. In February 2001, the Court approved the settlement and entered an order dismissing with prejudice all claims against us and certain officers and directors.


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

                                 HIGH              LOW
                                 ----              ---
        2000
        First Quarter            11 1/4           2 27/64
        Second Quarter            4 3/4           2 1/2
        Third Quarter             4 3/4           3 5/32
        Fourth Quarter            4                13/32

        1999
        First Quarter            10 7/8           4 7/8
        Second Quarter            8 1/4           5
        Third Quarter             7 1/8           3
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Response to this item is included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk"

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS:

                                                                                        PAGE
                                                                                        ----
 Report of Ernst & Young LLP, Independent Auditors..................................     21
 Balance Sheets as of December 31, 2000 and 1999....................................     22
 Statements of Operations for the years ended December 31, 2000, 1999, and 1998.....     23
 Statements of Stockholders' Equity for the years ended December 31, 2000, 1999,
  and 1998..........................................................................     24
 Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.....     25
 Notes to the Financial Statements..................................................     26

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

                                                     ERNST & YOUNG LLP

Seattle, Washington
January 18, 2001

                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                           AS OF DECEMBER 31,
                                                                                  -------------------------------------
                                                                                      2000                     1999
                                                                                  ------------             ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................            $  1,696,610             $    894,194
   Marketable securities .............................................               6,765,854               10,910,292
   Compensating cash balance under bank line of credit ...............               5,000,000                5,000,000
   Other current assets ..............................................                 345,696                  422,851
                                                                                  ------------             ------------
      Total current assets ...........................................              13,808,160               17,227,337

Equipment, furniture and leasehold improvements, net .................                 501,660                  861,434
                                                                                  ------------             ------------
Total assets .........................................................            $ 14,309,820             $ 18,088,771
                                                                                  ============             ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ...............................................            $  5,000,000             $  5,000,000
   Accounts payable and accrued expenses .............................                 800,343                3,041,271
                                                                                  ------------             ------------
      Total current liabilities ......................................               5,800,343                8,041,271

Commitments and contingencies Stockholders' equity:
   Preferred stock, $.001 par value:
     5,000,000 shares authorized; no shares outstanding ..............                      --                       --
   Common stock, $001 par value:
     30,000,000 shares authorized; 9,603,520 and 8,989,972
     shares issued and outstanding in 2000 and 1999, respectively ....              38,077,469               37,142,965
   Notes receivable from officers ....................................                (350,000)                      --
   Accumulated deficit ...............................................             (29,219,041)             (27,071,604)
   Accumulated other comprehensive income (loss) .....................                   1,049                  (23,861)
                                                                                  ------------             ------------
     Total stockholders' equity ......................................               8,509,477               10,047,500
                                                                                  ------------             ------------
Total liabilities and stockholders' equity ...........................            $ 14,309,820             $ 18,088,771
                                                                                  ============             ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                     2000                 1999                 1998
                                                                  -----------         ------------         ------------
Revenues:
   Contract and licensing revenue ........................        $   408,407         $ 12,050,000         $  5,100,000

Operating expenses:
  Research and development ...............................          3,258,630            5,585,988           10,463,573
  General and administrative .............................          4,382,519            6,501,647            6,548,833
                                                                  -----------         ------------         ------------
           Total operating expenses ......................          7,641,149           12,087,635           17,012,406
                                                                  -----------         ------------         ------------

Operating loss ...........................................         (7,232,742)             (37,635)         (11,912,406)

Other income (expense):
  Interest income ........................................            692,424              568,959              970,146
  Interest expense .......................................            (34,058)             (96,654)            (231,024)
  Other income ...........................................          4,250,000                   --                   --
                                                                  -----------         ------------         ------------
           Total other income, net .......................          4,908,366              472,305              739,122
                                                                  -----------         ------------         ------------

Income (loss) before income taxes ........................         (2,234,376)             434,670          (11,173,284)
Income tax benefit .......................................           (176,939)                  --                   --
                                                                  -----------         ------------         ------------

Net income (loss) ........................................        $(2,147,437)        $    434,670         $(11,173,284)
                                                                  ===========         ============         ============

Net income (loss) per share:
  Basic ..................................................        $     (0.23)        $       0.05         $      (1.30)
  Diluted ................................................        $     (0.23)        $       0.05         $      (1.30)

Shares used in calculation of net income (loss) per share:
  Basic ..................................................          9,146,374            8,836,406            8,621,759
  Diluted ................................................          9,146,374            8,969,404            8,621,759


                               See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                       Common Stock                                                 Other
                                ---------------------------       Notes         Accumulated      Comprehensive
                                  Shares          Amount        Receivable        Deficit        Income (Loss)       Total
                                -----------     -----------    ------------     ------------     ------------     ------------
Balance at January 1, 1998....    8,611,376     $34,860,237    $         --     $(16,349,661)    $     (5,959)    $ 18,504,617
Comprehensive income (loss):
     Net loss ................           --              --              --      (11,173,284)              --      (11,173,284)
     Unrealized losses on
      investments ............           --              --              --               --           (2,449)          (2,449)
                                                                                                                  ------------
     Comprehensive loss ......                                                                                     (11,175,733)
Issuance of common stock .....       20,849         149,131              --               --               --          149,131
Amortization of stock
 compensation ................           --              --              --           16,671               --           16,671
                                -----------     -----------    ------------     ------------     ------------     ------------
Balance at December 31, 1998      8,632,225      35,009,368              --      (27,506,274)          (8,408)       7,494,686
Comprehensive income (loss):
     Net income ..............           --              --              --          434,670               --          434,670
     Unrealized losses on
      investments ............           --              --              --               --          (15,453)         (15,453)
                                                                                                                  ------------
     Comprehensive income ....                                                                                         419,217
Issuance of common stock .....      357,747       2,133,597              --               --               --        2,133,597
                                -----------     -----------    ------------     ------------     ------------     ------------
Balance at December 31, 1999..    8,989,972      37,142,965              --      (27,071,604)         (23,861)      10,047,500
Comprehensive income (loss):
     Net loss ................           --              --              --       (2,147,437)              --       (2,147,437)
     Unrealized gain on
      investments ............           --              --              --               --           24,910           24,910
                                                                                                                  ------------
     Comprehensive loss ......                                                                                      (2,122,527)
Issuance of common stock .....      613,548         934,504        (350,000)              --               --          584,504
                                -----------     -----------    ------------     ------------     ------------     ------------
Balance at December 31, 2000..    9,603,520     $38,077,469    $   (350,000)    $(29,219,041)    $      1,049     $  8,509,477
                                ===========     ===========    ============     ============     ============     ============


                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                       2000                 1999                 1998
                                                                   ------------         ------------         ------------
OPERATING ACTIVITIES:
Net income (loss) ...........................................      $ (2,147,437)        $    434,670         $(11,173,284)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization .............................           385,594              627,171              831,188
  Gain on sale of equipment .................................           (20,419)                  --                   --
  Amortization of discount on marketable securities .........           (28,056)             (34,852)              (5,571)
  Realized (gains) losses on marketable securities ..........                --                4,976              (13,952)
Changes in operating assets and liabilities:
  Other current assets ......................................            77,154               (3,832)             220,952
  Accounts payable and accrued expenses .....................        (2,240,927)          (1,139,594)            (174,408)
                                                                   ------------         ------------         ------------
Net cash used in operating activities .......................        (3,974,091)            (111,461)         (10,315,075)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold
Improvements ................................................           (38,666)             (44,515)            (523,870)
Proceeds from sale of equipment .............................            33,265                   --                   --
Purchases of marketable securities ..........................        (8,643,350)         (20,758,859)         (28,308,701)
Proceeds from sales of marketable securities ................           499,995           14,564,759           24,600,104
Proceeds from maturities of marketable securities ...........        12,340,759            7,049,147           13,292,590
                                                                   ------------         ------------         ------------
Net cash provided by investing activities ...................         4,192,003              810,532            9,060,123

FINANCING ACTIVITIES:
Proceeds from bank line of credit ...........................        20,000,000           20,000,000           20,000,000
Repayment of bank line of credit ............................       (20,000,000)         (20,000,000)         (20,000,000)
Increase in long-term debt ..................................                --               30,783            1,203,282
Repayment of capital lease obligations ......................                --              (93,178)            (146,762)
Proceeds from exercise of stock options .....................           584,504               53,592              149,131
                                                                   ------------         ------------         ------------
Net cash provided by (used in) financing activities .........           584,504               (8,803)           1,205,651
                                                                   ------------         ------------         ------------

Change in cash and cash equivalents for the period ..........           802,416              690,268              (49,301)
Cash and cash equivalents at beginning of period ............           894,194              203,926              253,227
                                                                   ------------         ------------         ------------
Cash and cash equivalents at end of period ..................         1,696,610              894,194              203,926
Marketable securities at end of period ......................         6,765,854           10,910,292           11,750,916
                                                                   ------------         ------------         ------------
  TOTAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES ....      $  8,462,464         $ 11,804,486         $ 11,954,842
                                                                   ============         ============         ============

Supplemental cash flow information:
  Interest paid .............................................      $     33,958         $     43,069         $     64,531
   Income taxes paid ........................................      $         --         $         --         $      7,500

Supplemental disclosure of non-cash financing activity:
  Issuance of common stock in exchange for notes receivable..      $    350,000         $         --         $         --
  Conversion of long-term debt to common stock ..............      $         --         $  2,080,005         $         --


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

REVENUE RECOGNITION

        Revenue from research and development contract services is recorded as earned based on the performance requirements of the contract, generally as the services are performed. The Company recognizes revenue from non-refundable, upfront license fees when delivery has occurred and no future obligations exist. Payments received for which the earnings process is not complete are classified as deferred revenue.

        Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

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

2. MARKETABLE SECURITIES

        Marketable securities consist of the following at December 31, 2000 and 1999:

                                                       UNREALIZED    UNREALIZED
                                          COST           GAINS         LOSSES        FAIR VALUE
                                       ----------      ----------    ----------      ----------
2000:
Corporate debt securities
 (principally commercial paper)        $6,759,992        $1,263        $(214)        $6,765,854
                                       ==========        ======        =====         ==========

                                                                  UNREALIZED         UNREALIZED
                                                   COST             GAINS              LOSSES            FAIR VALUE
                                                -----------       ----------        ------------         -----------
        1999:
        Government obligations                  $ 1,499,545        $     --         $     (1,772)        $ 1,497,773
        Corporate debt securities
          (principally commercial paper)          9,426,200           1,189              (14,870)          9,412,519
                                                -----------        --------         ------------         -----------
                                                $10,925,745        $  1,189         $    (16,642)        $10,910,292
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

        In June 1999, the Company converted an outstanding debt obligation of $2,080,005 under a prior collaboration agreement with Abbott Laboratories into 343,802 shares of common stock of the Company. The conversion price was based on the 20-day average closing price of the Company's common stock prior to conversion.

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

6. INCOME TAXES

        Income taxes consist of the following:

                            2000                1999               1998
                          ---------         -----------        -----------
Federal -- current        $      --         $        --        $        --
Foreign -- current         (176,939)                 --                 --
                          ---------         -----------        -----------
Total                     $(176,939)        $        --        $        --
                          =========         ===========        ===========

        In the first quarter of 2000, the Company received a refund of $176,939 for international withholding taxes that were originally paid in 1995. Due to the uncertainty of receipt of this refund, a valuation allowance had previously been provided.

        A reconciliation of the Federal Statutory tax rate of 34% to the Company's effective income tax rate follows:

                                                                  2000             1999             1998
                                                                 ---------        --------         ---------
         Statutory tax rate                                       (34.00%)          34.00%          (34.00%)
         Utilization of net operating loss carry forwards             --           (37.95)              --
         Permanent difference                                       0.89             3.95            (0.20)
         Change in valuation allowance                             33.11               --            34.20
         Foreign tax credit                                        (8.24%)             --               --
                                                                 ---------        --------         ---------

         Effective tax rate                                        (8.24%)             --%              --%
                                                                 =========        ========         =========

        Significant components of the Company's net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                           2000                 1999
                                                       ------------         ------------
Deferred tax assets:
Federal net operating loss carry forwards              $  9,311,000         $  8,580,000
Accrued expenses                                             99,000              126,000
Research and development credits                          1,449,000            1,347,000
Foreign tax credits                                       1,006,000            1,183,000
AMT tax credits                                              68,000               68,000
Book in excess of tax depreciation expense                  170,000              149,000
                                                       ------------         ------------
Gross deferred tax assets                                12,103,000           11,453,000
Valuation allowance for net deferred tax assets         (12,103,000)         (11,453,000)
                                                       ------------         ------------
Net deferred tax assets                                $         --         $         --
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

7. STOCKHOLDERS' EQUITY

COMMON STOCK

        At December 31, 2000, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding .............................        2,515,945
Shares available for future grant under stock plans ...          703,021
Warrants outstanding ..................................          500,000
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

A summary of activity related to the Company's stock options follows:

                                                         EXERCISE
                                     SHARES               PRICE
                                  -----------         --------------
Balance, January 1, 1998 ...      $ 1,044,919         $ .07 -- 44.00
  Granted ..................          823,215          6.25 -- 38.63
  Exercised ................          (11,765)          .07 -- 24.13
  Canceled .................         (545,278)         3.93 -- 44.00
                                  -----------
Balance, December 31, 1998          1,311,091           .20 -- 44.00
  Granted ..................          814,026          3.69 --  6.94
  Exercised ................           (5,158)         3.93 --  6.25
  Canceled .................         (134,077)         5.94 -- 44.00
                                  -----------
Balance, December 31, 1999           1,985,88           .20 -- 44.00
  Granted ..................        1,252,215           .63 --  6.00
  Exercised ................         (203,785)          .66 --  6.75
  Canceled .................         (518,367)          .88 --  6.00
                                  -----------
Balance, December 31, 2000..        2,515,945           .20 -- 44.00
                                  ===========

        Options exercisable at December 31, 2000, 1999, and 1998, were 997,546, 990,462, and 757,775, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              ------------------------------------------------------          -------------------------------
                                                     WEIGHTED
                                                      AVERAGE              WEIGHTED                                 WEIGHTED
   RANGE OF                                          REMAINING             AVERAGE                                  AVERAGE
   EXERCISE                     NUMBER              CONTRACTUAL            EXERCISE             NUMBER              EXERCISE
    PRICES                    OUTSTANDING              LIFE                 PRICE             EXERCISABLE            PRICE
----------------              -----------           -----------           ----------          -----------          ----------
$ 0.20 - $  0.88                 660,613            9.83 years            $     0.80                613            $     0.20
$ 3.63 - $  4.88                 141,514            9.14 years            $     4.02             43,835            $     3.96
$ 5.94 - $  8.19               1,165,580            8.11 years            $     6.21            411,981            $     6.44
$10.13 - $ 20.50                 487,405            5.14 years            $    13.57            484,860            $    13.59
$27.75 - $ 44.00                  60,834            6.55 years            $    34.21             56,257            $    33.97
                               ---------                                                        -------
    Total                      2,515,945            8.01 years            $     6.77            997,546            $    11.35
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

8. NET INCOME (LOSS) PER SHARE

A reconciliation between basic and diluted net income (loss) per share follows:

                                                       2000                   1999                    1998
                                                    -----------             ----------            ------------
BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss) ......................            $(2,147,437)            $  434,670            $(11,173,284)
Weighted average common shares .........              9,146,374              8,836,406               8,621,759
   Basic net income (loss) per share ...            $     (0.23)            $     0.05            $      (1.30)

DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss) ......................            $(2,147,437)            $  434,670            $(11,173,284)
Weighted average common shares .........              9,146,374              8,836,406               8,621,759
Dilutive potential common shares .......                     --                132,998                      --
                                                    -----------             ----------            ------------
Total shares ...........................              9,146,374              8,969,404               8,621,759
                                                    ===========             ==========            ============

 Diluted net income (loss) per share ...            $     (0.23)            $     0.05            $      (1.30)

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

9. COMMITMENTS AND CONTINGENCIES

        The Company has leased office space and equipment under two operating lease agreements which expire in April 2002 and October 2004, respectively. Under the office lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

                      2001................................       $ 597,836
                      2002................................         167,055
                      2003................................          19,320
                      2004................................          16,100
                                                                 ---------
                                                                 $ 800,311
                                                                 =========

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

        In July 2000, the Company, with the consent of its insurance carrier, entered into a Memorandum of Understanding with the plaintiffs to settle the action for $4.0 million, an amount within the Company's insurance policy limits, conditioned upon approval of the Court. As part of the settlement agreement, the Company's insurance carrier agreed to pay the settlement directly to plaintiffs through an escrow account funded by the insurance company in 2000. In February 2001, the Court approved the settlement and entered an order dismissing with prejudice all claims against the Company and certain officers and directors.

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

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   QUARTER ENDED
                                        --------------------------------------------------------------------
                                        MAR. 31             JUNE 30             SEPT. 30             DEC. 31
                                        -------             -------             --------             -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues                                $    --             $    45             $     68             $   295
 Operating expenses                     $ 2,476             $ 2,424             $  2,403             $   338
 Operating income (loss)                $(2,476)            $(2,379)            $ (2,335)            $   (43)
 Net income (loss)                      $(2,150)            $ 2,056             $ (2,166)            $   113
 Net income (loss) per share:
   Basic                                $ (0.24)            $  0.22             $  (0.24)            $  0.01
   Diluted                              $ (0.24)            $  0.22             $  (0.24)            $  0.01

1999
 Revenues                               $ 1,700             $   350             $ 10,000             $    --
 Operating expenses                     $ 3,201             $ 3,574             $  3,131             $ 2,182
 Operating income (loss)                $(1,501)            $(3,224)            $  6,869             $(2,182)
 Net income (loss)                      $(1,381)            $(3,123)            $  6,912             $(1,974)
 Net income (loss) per share:
   Basic                                $ (0.16)            $ (0.36)            $   0.77             $ (0.22)
   Diluted                              $ (0.16)            $ (0.36)            $   0.76             $ (0.22)

12. SUBSEQUENT EVENT

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

    (3) Exhibits

                                INDEX TO EXHIBITS

          EXHIBIT NO.                            DESCRIPTION                                LOCATION
          -----------                            -----------                                --------
              3.2        Amended and Restated Certificate of Incorporation of the              (1)
                         Company.
              3.3        Certificate of Amendment of Certificate of Incorporation             (12)
                         of the Company.
              3.4        Amended and Restated Bylaws of the Company.                           (1)
              4.1        Specimen Certificate of Common Stock.                                 (1)
              4.2        Rights Agreement, dated as of August 23, 1996, between the            (3)
                         Company and U.S. Stock Transfer Corporation.
             10.14       Contrast Agent Development and Supply Agreement dated May             (1)
                         6, 1993 by and between the Company and Abbott
                         Laboratories, Inc. (portions omitted pursuant to Rule 406
                         of the 1933 Act).
             10.14A      Amendment to Contrast Agent Development and Supply                    (1)
                         Agreement dated August 22, 1995 by and between the Company and Abbott Laboratories, Inc. (portions omitted pursuant
                         to Rule 406 of the 1933 Act).
             10.18       Lease Agreement dated January 17, 1994 between the Company            (1)
                         and WRC  Properties, Inc.
             10.18A      Amendment 2 dated October 28, 1997 to Lease Agreement                (10)
                         dated January 17, 1994.
             10.18B      Amendment 3 dated October 15, 1998 to Lease Agreement                (10)
                         dated January 17, 1994.
             10.19       Form of Indemnification Agreement for Officers and                    (1)
                         Directors of the Company.
             10.21       Loan and Security Agreement dated August 11, 1995 by and              (1)
                         between the Company and Silicon Valley Bank.
             10.21A      Loan Modification Agreement dated September 10, 1997 to              (10)
                         Loan and Security Agreement by and between the Company and
                         Silicon Valley Bank.
             10.21B      Loan Modification Agreement dated August 31, 1998 to Loan            (10)
                         and Security Agreement by and between the Company and
                         Silicon Valley Bank.
             10.21C      Loan Modification Agreement dated August 30, 1999 to Loan            (14)
                         and Security Agreement by and between the Company and
                         Silicon Valley Bank.
             10.25       Agreement between Abbott Laboratories, Inc. and the                   (5)
                         Company, dated May 14, 1996 (portions omitted pursuant to
                         Rule 24b-2).
             10.26       Third Amended and Restated Registration Rights Agreement              (6)
                         dated as of May 15, 1996.
             10.28       International License Agreement, dated October 1, 1996, by            (7)
                         and between Abbott Laboratories, Inc. and the Company
                         (portions omitted pursuant to Rule 24b-2).

          EXHIBIT NO.                            DESCRIPTION                                LOCATION
          -----------                            -----------                                --------
             10.29       Commercial Supply Agreement dated March 6, 1998.                     (8)
             10.33       First Amendment to Agreement by and between Abbott                  (11)
                         Laboratories and Sonus Pharmaceuticals, Inc. dated
                         January 31, 1999.
             10.34       First Amendment to International License Agreement by and           (11)
                         between Abbott International, Ltd. and Sonus
                         Pharmaceuticals, Inc. dated January 31, 1999.
             10.35       Securities Purchase Agreement between Abbott Laboratories           (11)
                         and Sonus Pharmaceuticals, Inc. dated January 31, 1999.
             10.36       License Agreement by and between Nycomed Amersham AS and            (13)
                         the Company dated August 31, 1999.
             10.38       Mutual Rescission Agreement dated October 11, 1999 by and           (14)
                         between the Company and Abbott International Ltd.
             10.40       Amendment to the First Amendment to Agreement by and                (15)
                         between Abbott Laboratories and the Company, dated
                         February 3, 2000.
             10.43       Loan and Security Agreement by between Sonus                        (17)
                         Pharmaceuticals, Inc. and Silicon Valley Bank, dated
                         September 6, 2000.
             10.45       License Agreement by and between Chugai Pharmaceutical              (18)
                         Co. Ltd., Molecular Biosystems, Inc., and the Company,
                         dated December 22, 2000.
             10.46       Termination Agreement by and between Abbott Laboratories            (18)
                         and the Company, dated December 14, 2000.
              23.1       Consent of Ernst & Young LLP, Independent Auditors.                 (18)
              24.1       Power of Attorney (included on the Signature Page of this           (18)
                         Annual Report on Form 10-K).
                         COMPENSATION PLANS AND ARRANGEMENTS
              10.1       Sonus Pharmaceuticals, Inc. Incentive Stock Option,                  (1)
                         Nonqualified Stock Option and Restricted Stock Purchase
                         Plan -- 1991 (the "1991 Plan"), as amended.
              10.2       Form of Incentive Stock Option Agreement pertaining to               (1)
                         the 1991 Plan.
              10.3       Form of Nonqualified Stock Option Agreement pertaining to            (1)
                         the 1991 Plan
              10.4       Form of Restricted Stock Purchase Agreement pertaining to            (1)
                         the 1991 Plan.
              10.5       Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for               (1)
                         Directors (the "Director Plan").
              10.6       Form of Stock Option Agreement pertaining to the Director            (1)
                         Plan.
              10.7       1999 Nonqualified Stock Incentive Plan (the "1999 Plan").           (12)
              10.8       Form of Stock Option Agreement pertaining to the 1999               (12)
                         Plan.
              10.9       Form of Restricted Stock Purchase Agreement pertaining to           (12)
                         the 1999 Plan.
             10.22       Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.            (2)
             10.24       Employment Agreement, effective as of January 16, 1996,             (12)
                         by and between the Company and Steven C. Quay, M.D., Ph.D.
             10.24A      Employment Agreement, effective February 11, 1999, by and           (12)
                         between the Company and Steven C. Quay, M.D., Ph.D.
             10.31       Change in Control Agreement for Michael Martino.                     (9)
             10.37       Agreement for Part-Time Employment and Mutual Release,              (14)
                         effective August 25, 1999 by and between the Company and
                         Steven C. Quay, M.D., Ph.D.
             10.39       Change in Control Agreement for John T. Flaherty, M.D.              (15)
             10.41       2000 Stock Incentive Plan (the "2000 Plan").                        (16)
             10.42       Form of Stock Option Agreement pertaining to the 2000               (16)
                         Plan.
             10.44       Change in Control Agreement for Richard J. Klein.                   (17)

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on September 28, 2001.

                                      SONUS PHARMACEUTICALS, INC.

Dated: September 28, 2001             By: /s/ Michael A. Martino
                                         ---------------------------------------
                                      Michael A. Martino
                                      President, Chief Executive Officer
                                      and Director (Principal Executive Officer)

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

/s/ Michael A. Martino                      President, Chief Executive          September 28, 2001
----------------------------------------    Officer and Director (Principal
Michael A. Martino                          Executive Officer)


/s/ Richard J. Klein                        Vice President of Finance and       September 28, 2001
----------------------------------------    Chief Financial Officer
Richard J. Klein                            (Principal Financial and
                                            Accounting Officer)


/s/ George W. Dunbar, Jr.                   Director, Co-Chairman of            September 28, 2001
----------------------------------------    the Board of Directors
George W. Dunbar, Jr.


/s/ Christopher S. Henney, Ph.D., D. Sc.    Director                            September 28, 2001
----------------------------------------
Christopher S. Henney, Ph.D, D. Sc.


/s/ Robert E. Ivy                           Director, Co-Chairman of            September 28, 2001
----------------------------------------    the Board of Directors
Robert E. Ivy


/s/ Dwight Winstead                         Director                            September 28, 2001
----------------------------------------
Dwight Winstead