Form 10-Q/A
period 2001-03-31
SONUS PHARMACEUTICALS INC
filed 2001-09-28
CIK 949858

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

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                    Class                       Outstanding at April 30, 2001
         -----------------------------          -----------------------------
         Common Stock, $.001 par value                     9,608,502

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

                Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000 ......... 3

                Statements of Operations (unaudited) for the three months ended
                March 31, 2001 and March 31, 2000 ............................................. 4

                Statements of Cash Flows (unaudited) for the three months ended
                March 31, 2001 and March 31, 2000 ............................................. 5

                Notes to Financial Statements ................................................. 6


        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ......................................................... 7

        Item 3. Market Risk ................................................................... 10

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ............................................................. 11

        Item 4. Submission of Matters to a Vote of Security Holders ........................... 12

        Items 2, 3, 5 and 6 are not applicable and therefore have been omitted.

SIGNATURES .................................................................................... 13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2001               2000
                                                                           ------------       ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ........................................      $  2,142,307       $  1,696,610
   Short-term investments ...........................................         5,772,060          6,765,854
   Compensating cash balance under bank line of credit ..............         5,000,000          5,000,000
   Other current assets .............................................           373,849            345,696
                                                                           ------------       ------------

      Total current assets ..........................................        13,288,216         13,808,160

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,518,795 and $3,474,027 ............           440,799            501,660
                                                                           ------------       ------------

Total assets ........................................................      $ 13,729,015       $ 14,309,820
                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit ..............................................      $  5,000,000       $  5,000,000
   Accounts payable and accrued expenses ............................           925,274            800,343
                                                                           ------------       ------------

      Total current liabilities .....................................         5,925,274          5,800,343

Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding .........                 -                  -
    Common stock; $.001 par value;
      30,000,000 shares authorized; 9,606,627 and 9,603,520 shares issued and outstanding at March 31, 2001 and
      December 31, 2000, respectively ...............................        38,096,509         38,077,469
   Notes receivable from officers ...................................          (350,000)          (350,000)
   Accumulated deficit ..............................................       (29,951,801)       (29,219,041)
   Accumulated other comprehensive income ...........................             9,033              1,049
                                                                           ------------       ------------
      Total stockholders' equity ....................................         7,803,741          8,509,477
                                                                           ------------       ------------

Total liabilities and stockholders' equity ..........................      $ 13,729,015       $ 14,309,820
                                                                           ============       ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------       -----------
Revenues:
   Collaborative agreements ...............      $ 1,000,000       $         -
   Royalties ..............................           95,528                 -
                                                 -----------       -----------

Total revenues ............................        1,095,528                 -
                                                 -----------       -----------

Operating expenses:
   Research and development ...............        1,168,062         1,090,570
   General and administrative .............          696,715         1,385,180
                                                 -----------       -----------

Total operating expenses ..................        1,864,777         2,475,750
                                                 -----------       -----------

Operating loss ............................         (769,249)       (2,475,750)

Other income (expense):
   Interest income ........................          141,884           155,706
   Interest expense .......................          (10,208)           (6,597)
                                                 -----------       -----------

Total other income, net ...................          131,676           149,109
                                                 -----------       -----------

Loss before income taxes ..................         (637,573)       (2,326,641)

Income taxes ..............................          100,000          (176,939)
                                                 -----------       -----------

Net loss ..................................      $  (737,573)      $(2,149,702)
                                                 ===========       ===========

Basic and diluted net loss per share ......      $     (0.08)      $     (0.24)

Shares used in computation of basic and
   diluted net loss per share .............        9,202,917         9,069,677




                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      -------------------------------
                                                                          2001               2000
                                                                      ------------       ------------
OPERATING ACTIVITIES:
Net loss .......................................................      $   (737,573)      $ (2,149,702)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................            80,767            115,702
   Amortization of discount on short-term investments ..........            (8,550)            (3,828)
   Changes in operating assets and liabilities:
      Other current assets .....................................           (28,153)           121,140
      Accounts payable and accrued expenses ....................           124,933           (198,079)
                                                                      ------------       ------------
Net cash used in operating activities ..........................          (568,576)        (2,114,767)

INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ...           (18,906)            (5,173)
Purchases of short-term investments ............................        (2,698,258)        (1,476,106)
Proceeds from sale of short-term investments ...................           242,095            499,995
Proceeds from maturities of short-term investments .............         3,470,303          3,972,725
                                                                      ------------       ------------
Net cash provided by investing activities ......................           995,234          2,991,441

FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................         5,000,000          5,000,000
Repayment of bank line of credit ...............................        (5,000,000)        (5,000,000)
Proceeds from issuance of common stock .........................            19,040            570,689
                                                                      ------------       ------------
Net cash provided by financing activities ......................            19,040            570,689
                                                                      ------------       ------------

Increase in cash and cash equivalents for the period ...........           445,698          1,447,363
Cash and cash equivalents at beginning of period ...............         1,696,609            894,194
                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................         2,142,307          2,341,557
Short-term investments at end of period ........................         5,772,060          7,923,656
                                                                      ------------       ------------
Total cash, cash equivalents and short-term investments ........      $  7,914,367       $ 10,265,213
                                                                      ============       ============

Supplemental cash flow information:
   Interest paid ...............................................      $     10,208       $      6,597
   Income taxes paid ...........................................      $    100,000       $          -



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

- The capital resources we currently have and possible sources of additional funding for future capital requirements; and

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

RESULTS OF OPERATIONS

        Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

- Timing of payments under contractual and license agreements with third-parties;

-    Entering into additional contractual agreements;

- Timing and costs of product development, clinical trials and patent prosecution; and

-    Timing of regulatory approvals.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on April 25, 2001. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee                                      For            Abstain
-------                                      ---            -------
Michael A. Martino                        8,106,603          58,226
George W. Dunbar, Jr                      8,108,747          56,082
Christopher S. Henney, Ph.D., D.Sc        8,109,293          55,536
Robert E. Ivy                             8,109,806          55,023
Dwight Winstead                           8,109,494          55,335

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

                                SONUS PHARMACEUTICALS, INC.

Date:   September 28, 2001      By: /s/  Richard J. Klein
                                    --------------------------------------------
                                    Richard J. Klein
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)