Form 10-Q/A
period 2001-06-30
SONUS PHARMACEUTICALS INC
filed 2001-09-28
CIK 949858

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                              Outstanding at July 31, 2001
          -----                              ----------------------------
Common Stock, $.001 par value                            11,385,292

                               Page 1 of 15 Pages
                        Exhibit Index appears on Page 14

================================================================================

                           SONUS PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                  Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000 ..       3

                  Statements of Operations (unaudited) for the three and six months ended
                       June 30, 2001 and June 30, 2000 ..................................       4

                  Statements of Cash Flows (unaudited) for the six months ended
                       June 30, 2001 and June 30, 2000 ..................................       5

                  Notes to Financial Statements .........................................       6


        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations ......................................................       8

        Item 3.   Market Risk ...........................................................      12

PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings ....................................................      13

        Item 2.    Changes in Securities and Use of Proceeds ............................      14

        Item 4.    Submission of Matters to a Vote of Security Holders ..................      14

        Item 6.    Exhibits and Reports on Form 8-K .....................................      14

        Items 3 and 5 are not applicable and therefore have been omitted ................

SIGNATURES ..............................................................................      15

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SONUS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                    JUNE 30,         DECEMBER 31,
                                                                     2001               2000
                                                                  ------------       ------------
                                                                   (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents ...............................      $  4,708,190       $  1,696,610
   Short-term investments ..................................         7,301,704          6,765,854
   Compensating cash balance under bank line of credit .....                --          5,000,000
   Other current assets ....................................           415,686            345,696
                                                                  ------------       ------------

      Total current assets .................................        12,425,580         13,808,160

Equipment, furniture and leasehold improvements, net of
   accumulated depreciation of $3,592,376 and $3,474,027 ...           372,819            501,660
                                                                  ------------       ------------

Total assets ...............................................      $ 12,798,399       $ 14,309,820
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank line of credit .....................................      $         --       $  5,000,000
   Other current liabilities ...............................         2,247,744            800,343
                                                                  ------------       ------------

      Total current liabilities ............................         2,247,744          5,800,343

Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value;
      5,000,000 authorized; no shares issued or outstanding                 --                 --
    Common stock; $.001 par value;
      30,000,000 shares authorized; 11,379,042 and 9,603,520
      shares issued and outstanding at June 30, 2001 and
      December 31, 2000, respectively ......................        42,590,268         38,077,469
   Notes receivable ........................................          (350,000)          (350,000)
   Accumulated deficit .....................................       (31,699,835)       (29,219,041)
   Accumulated other comprehensive loss ....................            10,222              1,049
                                                                  ------------       ------------
      Total stockholders' equity ...........................        10,550,655          8,509,477
                                                                  ------------       ------------

Total liabilities and stockholders' equity .................      $ 12,798,399       $ 14,309,820
                                                                  ============       ============



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS                         SIX MONTHS
                                                             ENDED JUNE 30,                      ENDED JUNE 30,
                                                      -----------------------------       -----------------------------
                                                         2001              2000              2001              2000
                                                      -----------       -----------       -----------       -----------
Revenues:
   License agreements ..........................      $        --       $        --       $ 1,000,000       $        --
   Royalties ...................................           91,188            44,969           186,716            44,969
                                                      -----------       -----------       -----------       -----------

Total revenues .................................           91,188            44,969         1,186,716            44,969
                                                      -----------       -----------       -----------       -----------

Operating expenses:
   Research and development ....................        1,325,132         1,288,089         2,493,193         2,378,659
   General and administrative ..................          615,824         1,136,107         1,312,540         2,521,288
                                                      -----------       -----------       -----------       -----------

Total operating expenses .......................        1,940,956         2,424,196         3,805,733         4,899,947
                                                      -----------       -----------       -----------       -----------

Operating loss .................................       (1,849,768)       (2,379,227)       (2,619,017)       (4,854,978)


Other income (expense):
   Interest income .............................          110,197           196,889           252,081           352,595
   Interest expense ............................           (3,650)          (12,153)          (13,858)          (18,750)
   Other income ................................               --         4,250,000                --         4,250,000
                                                      -----------       -----------       -----------       -----------

Income (loss) before taxes .....................       (1,743,221)        2,055,509        (2,380,794)         (271,133)

Income taxes ...................................               --                --           100,000          (176,939)
                                                      -----------       -----------       -----------       -----------

Net income (loss) ..............................      $(1,743,221)      $ 2,055,509       $(2,480,794)      $   (94,194)
                                                      ===========       ===========       ===========       ===========


Net income (loss) per common share:
   Basic .......................................      $     (0.18)      $      0.22       $     (0.27)      $     (0.01)
   Diluted .....................................      $     (0.18)      $      0.22       $     (0.27)      $     (0.01)

Shares used in computation of per share amounts:
   Basic .......................................        9,507,221         9,155,897         9,355,069         9,112,787
   Diluted .....................................        9,507,221         9,184,625         9,355,069         9,112,787



                             See accompanying notes.

                           SONUS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net loss ......................................................      $ (2,480,791)      $    (94,194)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Noncash compensation expense ...............................            50,214                 --
   Depreciation and amortization ..............................           154,348            216,657
   Amortization of premium (discount) on marketable securities             10,111                 --
   Changes in operating assets and liabilities:
      Other current assets ....................................           (69,990)            68,430
      Other current liabilities ...............................         1,447,401           (229,083)
                                                                     ------------       ------------
Net cash used in operating activities .........................          (888,707)           (38,190)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and leasehold improvements ..           (24,507)            (5,173)
Purchases of marketable securities ............................        (6,973,789)        (5,977,254)
Proceeds from sale of marketable securities ...................         1,735,320            499,995
Proceeds from maturities of marketable securities .............         4,700,681          6,899,268
                                                                     ------------       ------------
Net cash provided by (used in) investing activities ...........          (562,295)         1,416,836


FINANCING ACTIVITIES:
Proceeds from bank line of credit .............................         5,000,000         10,000,000
Repayment of bank line of credit ..............................       (10,000,000)       (10,000,000)
Proceeds from issuance of common stock ........................         4,462,582            576,771
                                                                     ------------       ------------
Net cash provided by (used in) investing activities ...........          (537,418)           576,771
                                                                     ------------       ------------

Increase (decrease) in cash and cash equivalents for the period        (1,988,420)         1,955,417
Cash and cash equivalents at beginning of period ..............         6,696,610            894,194
                                                                     ------------       ------------
Cash and cash equivalents at end of period ....................         4,708,190          2,849,611
Marketable securities at end of period ........................         7,301,704          9,494,433
                                                                     ------------       ------------
Total cash, cash equivalents and marketable securities ........      $ 12,009,894       $ 12,344,044
                                                                     ============       ============

Supplemental cash flow information:
   Interest paid ..............................................      $     18,958       $     13,542
   Income taxes paid ..........................................      $    100,000       $         --



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

2. CONTINGENCIES

        The Company is party to certain litigation related to its business. See "Part II, Item 1. Legal Proceedings."

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

4. COMPREHENSIVE INCOME (LOSS)

                                              Three months ended June 30,       Six months ended June 30,
                                              ---------------------------      ---------------------------
                                                2001              2000               2001             2000
                                              ----------       ----------      ----------       ----------
Net Income (loss) ..........................  (1,743,221)       2,055,509      (2,480,794)         (94,194)
Unrealized gains on marketable securities...       1,189               --           9,173            6,150
                                              ----------       ----------      ----------       ----------
  Comprehensive income .....................  (1,742,032)       2,055,509      (2,471,621)         (88,044)
                                              ==========       ==========      ==========       ==========

5. COMMON STOCK

        In June 2001, the Company sold 1.7 million shares of common stock in a private placement transaction for gross proceeds of $4.9 million ($4.5 million net of transaction costs).

6. SUBSEQUENT EVENT

        In August 2001, the Company entered into an agreement with Nycomed Amersham (Nycomed) whereby the Company sold substantially all of its ultrasound contrast intellectual property assets to Nycomed for $6.5 million. In addition, the Company assigned to Nycomed its interest in the ultrasound contrast patent license agreement with Chugai and MBI.

        Sonus and Nycomed previously entered into an agreement in September 1999 whereby Nycomed received an exclusive license to certain of the Company's ultrasound contrast patents in the U.S. and Europe. In exchange, Nycomed paid the Company an initial license fee of $10.0 million, assumed the responsibility and costs of applicable patent litigation, and paid royalties to the Company on sales of an approved product covered by the licensed patents. This patent license agreement terminated concurrent with the execution of the asset purchase agreement.

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

BUSINESS OVERVIEW

        We are engaged in the research and development of therapeutic drug delivery and blood substitute products utilizing our core technology in emulsion formulations and surfactant chemistry. Based on this proprietary core technology, we have developed the TOCOSOL(TM) drug delivery system to solubilize drugs that are poorly soluble in water. We are developing a cancer therapy product, S-8184, and a cardiovascular therapy product, S-2646, using the TOCOSOL technology. We are also developing a blood substitute product, S-9156, based on our core emulsion formulation technology that utilizes stabilized fluorocarbon gas microbubbles to more efficiently transport oxygen to body tissues.

S-8184 - Cancer Therapy

        The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184. Paclitaxel is the active ingredient in the world's leading cancer drug, which is indicated for the treatment of breast, ovarian and non-small cell lung cancer. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in late 2000 and initiated our Phase 1 human clinical study in December 2000. To date, we have enrolled patients with breast, ovarian, lung and colon cancers and are encouraged by indications that our formulation may provide significant advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of premedications and a reduction in the administration time using a single, quick injection in a matter of minutes compared to the hours of infusion with existing formulations of paclitaxel. We also believe that there may be other potential advantages of our paclitaxel formulation including tumor targeting, sustained drug release and a ready-to-use formulation that may position S-8184 as a potentially more effective and convenient product. We expect to complete patient enrollment in the S-8184 Phase 1 study in the second half of 2001.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a.  In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging,
Inc., E.I. DuPont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively "DuPont") filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities ("Nycomed"). DuPont's complaint seeks a declaratory judgment that certain ultrasound patents we have transferred to Nycomed are invalid and not infringed by DuPont. We and Nycomed believe DuPont's complaint is without merit and intend to vigorously defend against the complaint. At the request of Nycomed and us, the Massachusetts action was transferred to the United States District Court for the Western District of Washington.

     Under our agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and us, at Nycomed's expense. Pursuant to this right, in July 2000, Nycomed and we filed an action in the United States District Court for the Western District of Washington alleging that DuPont's contrast agent "Definity" infringes patents we have transferred to Nycomed. The patent infringement action filed in district court in Washington involves the same questions of patent infringement and validity that were raised in DuPont's Massachusetts action. Both the Massachusetts action and the Washington action have been assigned to the same District Judge, who has ordered the cases consolidated and to proceed as one action. Nycomed has filed a motion for summary judgment of infringement and for a preliminary injunction enjoining the sale of Definity following final FDA approval. Pursuant to our agreement with Nycomed, Nycomed will bear all costs and expenses associated with the litigation against DuPont.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) The following is a summary of transactions by the Company during the fiscal quarter ended June 30, 2001, involving sales of the Company's securities that were not registered under the Securities Act of 1993 (the "Securities Act"):

                On June 15, 2001, the Company sold 1,745,000 shares of its Common Stock under the terms of a Securities Purchase Agreement to accredited investors in conformity with Rule 506 under Regulation D and under Section 4(2) of the Securities Act at a price of $2.80 per share. The Company and the investors concurrently entered into a Registration Rights Agreement under which the company had undertaken to register such 1,745,000 shares under the Securities Act within a time frame specified in the Registration Rights Agreement. Concurrently, the company also issued warrants to purchase an aggregate of 174,500 shares of its Common Stock under the terms of certain Warrant Certificates at an exercise price of $3.36 per share. Such warrants are exempt from registration under Rule 506 under Regulation D and under Section 4(2) of the Securities Act. Pursuant to the terms of the Warrant Certificates the Company has undertaken to register such 174,500 shares under the Securities Act within a time frame specified in the Warrant Certificates. No underwriting or broker's commissions were paid in connection with the foregoing transactions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Information regarding matters submitted to a vote of security holders at our annual meeting of stockholders held on April 25, 2001, is set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            10.47    Change in Control Agreement for Nagesh Palepu

            10.48    Change in Control Agreement for Michael A. Martino

        (b) REPORTS ON FORM 8-K

                The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.


ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONUS PHARMACEUTICALS, INC.

Date: September 28, 2001               By: /s/  Richard J. Klein
                                           -------------------------------------
                                       Richard J. Klein
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)