Form 10QSB
period 2001-09-30
SONUS PHARMACEUTICALS INC
filed 2001-11-13
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 5, 2001

Common Stock, $.001 par value	11,480,332

Page 1 of 14 Pages
Exhibit Index appears on Page 13

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

			Page
			Number

Part I. Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	3

		Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and September 30, 2000	4

		Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and September 30, 2000	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Market Risk	11

Part II. Other Information

	Item 1.	Legal Proceedings	12

	Item 6.	Exhibits and Reports on Form 8-K	13

	Items 2, 3, 4 and 5 are not applicable and therefore have been omitted.

Signatures			14

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,470,376	$1,696,610
Short-term investments	12,958,649	6,765,854
Compensating cash balance under bank line of credit	—	5,000,000
Other current assets	367,987	345,696

Total current assets	16,797,012	13,808,160
Equipment, furniture and leasehold improvements, net	381,739	501,660

Total assets	$17,178,751	$14,309,820

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$—	$5,000,000
Other current liabilities	1,051,201	800,343

Total current liabilities	1,051,201	5,800,343
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 11,421,395 and 9,603,520 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	42,626,743	38,077,469
Notes receivable	—	(350,000)
Accumulated deficit	(26,545,581)	(29,219,041)
Accumulated other comprehensive income	46,388	1,049

Total stockholders’ equity	16,127,550	8,509,477

Total liabilities and stockholders’ equity	$17,178,751	$14,309,820

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:
Contractual agreements	$7,540,000	$—	$8,540,000	$—
Royalties	21,822	68,338	208,538	113,307

Total revenues	7,561,822	68,338	8,748,538	113,307

Operating expenses:
Research and development	1,310,576	1,374,687	3,803,770	3,753,346
General and administrative	1,177,128	1,028,660	2,489,668	3,549,949

Total operating expenses	2,487,704	2,403,347	6,293,438	7,303,295

Operating income (loss)	5,074,118	(2,335,009)	2,455,100	(7,189,988)
Other income (expense):
Interest income	180,138	173,674	432,219	526,269
Interest expense	—	(5,000)	(13,858)	(23,750)
Other income	—	—	—	4,250,000

Income (loss) before taxes	5,254,256	(2,166,335)	2,873,461	(2,437,469)
Income taxes	100,000	—	200,000	(176,939)

Net income (loss)	$5,154,256	$(2,166,335)	$2,673,461	$(2,260,530)

Net income (loss) per common share:
Basic	$0.47	$(0.24)	$0.27	$(0.25)
Diluted	$0.45	$(0.24)	$0.26	$(0.25)
Shares used in computation of per share amounts:
Basic	10,996,030	9,157,964	9,902,056	9,127,846
Diluted	11,485,397	9,157,964	10,334,488	9,127,846

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating activities:
Net income (loss)	$2,673,461	$(2,260,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash stock compensation expense	50,214	—
Depreciation and amortization	226,927	305,193
Changes in operating assets and liabilities:
Other current assets	(22,294)	14,524
Other current liabilities	250,858	(158,397)

Net cash provided by (used in) operating activities	3,179,166	(2,099,210)
Investing activities:
Purchases of capital equipment	(106,006)	(8,920)
Purchases of short-term investments	(17,402,482)	(7,690,228)
Proceeds from sale of short-term investments	2,847,792	499,995
Proceeds from maturities of short-term investments	8,406,239	8,883,781

Net cash provided by (used in) investing activities	(6,254,457)	1,684,568
Financing activities:
Proceeds from bank line of credit	5,000,000	15,000,000
Repayment of bank line of credit	(10,000,000)	(15,000,000)
Repayment of notes receivable	350,000	—
Proceeds from issuance of common stock	4,499,057	583,911

Net cash provided by (used in) investing activities	(150,943)	583,911

Increase (decrease) in cash and cash equivalents for the period	(3,226,234)	169,269
Cash and cash equivalents at beginning of period	6,696,610	894,194

Cash and cash equivalents at end of period	3,470,376	1,063,463
Short-term investments at end of period	12,958,649	9,222,954

Total cash, cash equivalents and short-term investments	$16,429,025	$10,286,417

Supplemental cash flow information:
Interest paid	$18,958	$23,750
Income taxes paid	$200,000	$—

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

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K, as amended, for the year ended December 31, 2000.

2. Contingencies

     The Company is party to certain litigation related to its business. See “Part II, Item 1. Legal Proceedings.”

3. Patent License Agreements

     In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) that gave Chugai non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan. The Company received an initial license fee of $1.0 million in January 2001 and a second $1.0 million payment in June 2001.

     In August 2001, the Company entered into an agreement with Nycomed Amersham (Nycomed) whereby the Company assigned substantially all of its ultrasound contrast intellectual property assets to Nycomed for $6.5 million. In addition, the Company assigned to Nycomed its interest in the ultrasound contrast patent license agreement with Chugai.

     Sonus and Nycomed previously entered into an agreement in September 1999 whereby Nycomed received an exclusive license to certain of the Company’s ultrasound contrast patents in the U.S. and Europe. In exchange, Nycomed paid the Company an initial license fee of $10.0 million, assumed the responsibility and costs of applicable patent litigation, and paid royalties to the Company on sales of an approved product covered by the licensed patents. This patent license agreement terminated concurrent with the execution of the August 2001 agreement.

4. Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	5,154,256	(2,166,335)	2,673,461	(2,260,530)
Unrealized gains on short-term investments	36,166	—	46,388	6,150

Comprehensive income	5,190,422	(2,166,335)	2,719,849	(2,254,380)

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	Dependence on the development and commercialization of products;

•	History of operating losses and uncertainty of future financial results;

•	Future capital requirements and uncertainty of additional funding;

•	Dependence on third parties for funding, clinical development and distribution;

•	Uncertainty of governmental regulatory requirements and lengthy approval process;

•	Uncertainty of U.S. or international legislative or administrative actions;

•	Competition and risk of technological obsolescence;

•	Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	Dependence on patents and proprietary rights;

•	Limitations on third-party reimbursement for medical and pharmaceutical products;

•	Continued listing on the Nasdaq National Market;

•	Volatility in the value of our common stock; and

•	Dependence on key employees.

MD&A Overview

     In Management’s Discussion and Analysis we explain the general financial condition and the results of operations for our company, including:

•	An overview of our business;

•	Results of operations and why those results are different from the prior periods;

•	The capital resources we currently have and possible sources of additional funding for future capital requirements; and

•	Certain factors that may affect our business and future results.

Business Overview

     We are focused on the development of therapeutic drug delivery utilizing our proprietary drug delivery technology. Based on our core competence in emulsion formulations, we have developed the TOCOSOL™ drug delivery technology platform to solubilize drugs that are poorly soluble in water. We are developing a cancer therapy product, S-8184, and a cardiovascular therapy product, S-2646, using the TOCOSOL technology. We are also developing an oxygen delivery product, S-9156, based on our fluorocarbon emulsion technology.

S-8184 — Cancer Therapy

     The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, S-8184. Paclitaxel is the active ingredient in the world’s leading cancer drug, which is indicated for the treatment of breast, ovarian and non-small cell lung tumors. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in late 2000 and initiated our Phase 1 human clinical study in December 2000. To date, we have enrolled patients with breast, ovarian, lung, colorectal and pancreatic cancers at a higher dosage than is customarily used with the currently marketed paclitaxel formulations and are encouraged by preliminary results that suggest that our formulation may provide advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of premedications and a reduction in the administration time using a single, quick injection in a matter of minutes compared to the hours of infusion with existing formulations of paclitaxel. We also believe that there may be other potential benefits of our paclitaxel formulation including the potential for higher efficacy due to tumor targeting, sustained drug release and a ready-to-use formulation that may position S-8184 as a potentially more effective and convenient product. We expect to complete patient enrollment in the S-8184 Phase 1 study in late 2001 or early 2002 and initiate Phase 2 efficacy studies in early 2002.

S-2646 — Cardiovascular Treatment

     Consistent with our strategy to apply our TOCOSOL drug delivery technology to intravenous marketed drugs that are generic and/or have patents expiring, S-2646 is a reformulation of an intravenous cardiac drug, amiodarone, that is marketed for the treatment of acute ventricular arrhythmias, and specifically unstable ventricular tachycardia, which is essentially rapid, uncontrolled and life-threatening heart rhythms. The currently marketed form of the drug may have side effects, namely hypotension (low blood pressure) and venous irritation, that may limit the drug’s effectiveness when administered in emergency situations outside the hospital. S-2646 is being tested to determine whether the application of our TOCOSOL drug delivery technology will lower the toxicity of the resulting formulation, which could allow faster administration of the crucial, initial therapeutic dose of the drug in emergency medical situations. Preclinical studies with S-2646 are on-going, and we continue to explore potential collaborations for this product.

S-9156 — Oxygen Delivery

     We are also developing a synthetic oxygen delivery product, S-9156, for use in therapeutic applications. This product utilizes stabilized fluorocarbon gas microbubbles for transporting oxygen to the body’s tissues. In pre-clinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than liquid fluorocarbon products that are currently under development by others. This may present important clinical advantages because many of the side effects associated with administration of large volumes of liquid fluorocarbons could be minimized with S-9156. Potential applications for S-9156 include use in high blood loss trauma situations to provide immediate tissue oxygenation when there is no availability or time for typing and cross-matching blood for transfusion, or for oxygenation of solid tumors to increase the effectiveness of radiotherapy. Preclinical studies with S-9156 are on-going and we anticipate selection of a lead indication for S-9156 in 2002.

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

     Revenues in the third quarter of 2001 were $7.6 million compared with $68,000 for the third quarter of 2000. Third quarter 2001 revenues include a $6.5 million payment from Nycomed Amersham for the assignment and transfer of certain ultrasound contrast assets and a $1.0 million non-refundable license fee payment received under our patent license agreement with Chugai. For the nine months ended September 30, 2001, revenues were $8.8 million compared with $113,000 for the prior year period.

     Total operating expenses were $2.5 million for the third quarter of 2001 compared with $2.4 million for the prior year. Research and development expenses for the third quarter of 2001 were consistent with the third quarter of 2000, reflecting the Company’s continued investment in its drug delivery products and research initiatives. General and administrative expenses increased slightly over last year due to higher compensation costs. For the first nine months of 2001, total operating expenses were $6.3 million compared to $7.3 million for the prior year period.

     We anticipate that total operating expenses for the next several quarters will be consistent with or slightly higher than the third quarter of 2001 as we continue to invest in current and future product development activities.

     Net interest income was $180,000 and $418,000 for the three and nine months ended September 30, 2001 compared with $169,000 and $503,000 for the same periods in 2000. The decrease in net interest income was primarily due to a lower average cash balance and a lower interest rate environment in the current year.

     Net income for the third quarter of 2001 was $5.2 million compared with a net loss of $2.2 million for the same period of the prior year. Net income for the nine months ended September 30, 2001 was $2.7 million compared with a net loss of $2.3 million for the nine months ended September 30, 2000. The increase in net income is primarily the result of revenue from the assignment and transfer of certain ultrasound contrast assets and the non-refundable license fee payments from Chugai.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties, proceeds from equity financings and a bank line of credit. In June 2001, we completed a private placement equity financing that raised approximately $4.5 million in net proceeds through the sale of 1.7 million shares of common stock.

     At September 30, 2001, we had cash, cash equivalents and short-term investments of $16.4 million compared with $8.5 million at December 31, 2000. The increase was primarily due to the $4.5 million of net proceeds from the private placement of common stock, $6.5 million from our agreement with Nycomed, and $2.0 million from our agreement with Chugai, offset in part by year-to-date operating expenses of $6.3 million.

     We had a bank loan agreement which provided for a $5.0 million revolving line of credit facility, bearing interest at the prime rate plus 1.0% per annum. We elected not to renew this bank loan agreement and it expired in August 2001.

     We expect that our cash needs will increase in future periods due to planned clinical trials and other product development costs associated with our drug delivery and oxygen delivery products. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and short-term investments will be sufficient to meet our cash requirements through 2002. However, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party agreements. Our future capital requirements depend on many factors including:

•	The ability to attract and retain new collaborative agreement partners;

•	The ability to obtain funding under contractual and licensing agreements;

•	The progress of our research and development programs and clinical trials;

•	The time and costs required to gain regulatory approvals; and

•	The costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

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

Item 3. Market Risk

     The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2001, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II. Other Information

Item 1. Legal Proceedings

         In July 2000, DuPont Pharmaceuticals Company, DuPont Contrast Imaging, Inc., E.I. DuPont de Nemours & Co., Inc. and DuPont Pharma, Inc. (collectively “DuPont”) filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities (“Nycomed”). DuPont’s complaint sought a declaratory judgment that certain ultrasound patents we have transferred to Nycomed are invalid and not infringed by DuPont. At the request of Nycomed and us, the Massachusetts action was transferred to the United States District Court for the Western District of Washington.

         Under a prior agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and us, at Nycomed’s expense. Pursuant to this right, in July 2000, Nycomed and we filed an action in the United States District Court for the Western District of Washington alleging that DuPont’s contrast agent “Definity” infringes patents we have transferred to Nycomed. The patent infringement action filed in district court in Washington included the same questions of patent infringement and validity that were raised in DuPont’s Massachusetts action. Both the Massachusetts action and the Washington action were assigned to the same District Judge with the cases consolidated as one action. Nycomed also filed a motion for summary judgment of infringement and for a preliminary injunction enjoining the sale of Definity following final FDA approval.

         In October 2001, the parties to this litigation reached an agreement to settle and dismiss the litigation.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

10.49+	Nycomed Assignment and Asset Transfer Agreement

+	Confidential treatment is being sought for certain portions of this Exhibit, as indicated by a “[*]” symbol and footnoted as “omitted pursuant to Rule 24b-2 and filed separately with the Commission.” Such omitted portions have been filed with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K

                                       The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC

Date: November 13, 2001	By:	/s/ Richard J. Klein

Richard J. Klein Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.49+	Nycomed Assignment and Asset Transfer Agreement

+	Confidential treatment is being sought for certain portions of this Exhibit, as indicated by a “[*]” symbol and footnoted as “omitted pursuant to Rule 24b-2 and filed separately with the Commission.” Such omitted portions have been filed with the Securities and Exchange Commission.