Form 10-K
period 2001-12-31
SONUS PHARMACEUTICALS INC
filed 2002-03-05
CIK 949858

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22026 20th Avenue SE, Bothell, Washington 98021
(Address of principal executive offices)

(425) 487-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Series A Junior Participating Preferred Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

As of March 4, 2002 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant was $73,086,102 based on the closing sales price of $5.45 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of March 4, 2002, 13,636,499 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders to be held on April 23, 2002 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

Page 1 of 41 Pages
Exhibit Index appears on Page 37

Sonus Pharmaceuticals, Inc.

PART I

ITEM 1. BUSINESS

Overview

     Sonus Pharmaceuticals is a company focused on the development of therapeutic drugs utilizing our proprietary drug delivery technology. Based on our expertise in emulsion formulations, we have developed the TOCOSOL™ drug delivery technology platform to formulate injectable drugs that are poorly soluble in water. Using our TOCOSOL technology, we are focusing our research and development efforts on a cancer therapy product, TOCOSOL Paclitaxel (S-8184), and we are also evaluating a variety of other drug candidates in areas that target cancer, diabetes, bacterial infections and cardiovascular diseases. See “Products Under Development” section below for further discussion of our products.

TOCOSOL Drug Delivery Technology

     We have developed the initial application of our TOCOSOL drug delivery technology to formulate injectable therapeutic drugs that are poorly soluble in water with the goal of developing products that can be administered more easily to patients, with fewer side effects and equivalent or higher efficacy. In addition to drugs that are poorly soluble in water, the TOCOSOL technology may also be used in future applications to formulate oral dosage forms of hydrophilic (water based) drugs to improve the therapeutic utility. The TOCOSOL technology uses vitamin E oil (tocopherol) to deliver the drugs and tocopherol-based surfactants to control the size of the drug delivery particles and to make the particles more compatible with the human body. Our strategy for the application of the TOCOSOL drug delivery technology is:

•	To develop proprietary new formulations of currently marketed drugs that are generic or which are coming off patent protection;

•	To collaborate with other pharmaceutical companies to provide drug delivery solutions for their new or existing drug substances that have known formulation challenges or which need life cycle extensions; and

•	To continually develop novel and enhanced components of the technology to expand the applicability to new therapeutic uses and dosage forms, such as oral and topical applications.

Products Under Development

Investigational New Drug Application Products

TOCOSOL Paclitaxel (S-8184). The first application of our TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, TOCOSOL Paclitaxel. Paclitaxel is the active ingredient in the world’s leading cancer drug, Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung tumors. We filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration in September 2000 and initiated a Phase 1 human clinical study in December 2000. To date, we have enrolled patients with a wide variety of cancers as well as mesothelioma and leiomyoma. We are encouraged by preliminary results that suggest that TOCOSOL Paclitaxel may provide safety and convenience advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of steroid premedications and a reduction in the administration time using a ready-to-use formulation in a single, quick injection administered in less than 15 minutes compared to the three-hour infusion of existing formulations of paclitaxel. Based on our Phase 1 study to date, we also believe there may be potential efficacy benefits of TOCOSOL Paclitaxel that may result from higher concentrations of the drug delivered to the tumor and higher sustained dose density within the tumor. However, the Phase 1 study is primarily designed to evaluate safety and clinical pharmacology, not efficacy, and there can be no assurance that Phase 2 studies will demonstrate higher efficacy than currently marketed products.

     The Phase 1 study is designed to determine the maximum tolerated dose for heavily pretreated patients (patients who have had three or more chemotherapy treatments prior to the study) and from minimally pretreated patients (who have had two or fewer prior chemotherapy treatments). We expect to complete the Phase 1 study by mid-2002. In addition, we are initiating Phase 2 studies, targeting non small cell lung, ovarian, bladder and colorectal cancers in patients that have not previously had taxane chemotherapy treatments. Due to the prevalence of taxane therapy in the United States and Europe for these cancers, these studies are being initiated in countries where taxanes are not generally available to patients. We expect the first patients in these Phase 2 studies will be enrolled by the end of the first quarter of 2002 with enrollment continuing through mid 2003. We also plan to initiate Phase 1 pharmacokinetic studies in late 2002.

     Data from the Phase 1 study on TOCOSOL Paclitaxel was presented at the American Association for Cancer Research International Conference in October 2001 and at the Chemotherapy Foundation Symposium in November 2001. Data from the Phase 1 study to date indicate that TOCOSOL Paclitaxel can be delivered in less than 15-minute bolus dose compared to the three-hour infusion required with Taxol. In tests measuring levels of paclitaxel in blood, a bolus injection of TOCOSOL Paclitaxel resulted in higher peak drug concentrations, higher total drug exposure and slower clearance times compared with published literature for a three-hour infusion of Taxol.

     As of January 2002, we had enrolled 25 patients in the Phase 1 study. Of these patients, 17 are evaluable. The first 6 patients enrolled at doses from 25 mg/m2 to 125 mg/m2 did not respond (continued progressive disease). Of the next 11 patients enrolled at doses from 125 mg/m2 to 225 mg/m2, 8 had responses as follows: two with a partial response (reduction in tumor area > 50%), two with a minor response (reduction in tumor area < 50%) and four with a stable disease (no increase in tumor size). Response Evaluation Criteria in Solid Tumors (RECIST) were used for response evaluation.

     Dose escalation in the Phase 1 study is continuing, and the maximum tolerated dose of TOCOSOL Paclitaxel and its associated dose limiting toxicity is still to be determined. Side effects seen to date include transient Grade 4 neutropenia (a decrease in white cell count) in two patients and transient Grade 3 febrile neutropenia in one patient. There has been no severe (Grade 3 or greater) neuropathy, which is a numbness or tingling usually in the hands or feet.

Formulation Development and Preclinical Products

     Consistent with our strategy to develop a pipeline of proprietary new formulations of drug candidates, we are evaluating a variety of therapeutic drug formulations utilizing our TOCOSOL drug delivery technology. As of January 2002, we had formulations under investigation in areas that target cancer, diabetes, bacterial infections, and cardiovascular diseases. In addition to injectable dosage forms, we are also seeing preliminary evidence supporting oral administration using the TOCOSOL technology platform in certain of these compounds. Our objective is to file two Investigational New Drug (IND) applications by the end of 2002. Our investigation and research and development efforts on these are preliminary and we cannot give any assurance that any of these compounds will be successful or that IND ‘s will be filed.

TOCOSOL Amiodarone (S-2646). Consistent with our strategy to apply our TOCOSOL drug delivery technology to intravenous marketed drugs that are generic and/or have patents expiring, TOCOSOL Amiodarone is a reformulation of an intravenous cardiac drug, amiodarone, that is marketed for the treatment of acute ventricular arrhythmias, and specifically unstable ventricular tachycardia, which is a rapid, uncontrolled and life-threatening heart rhythm. The currently marketed form of the drug may have side effects, namely hypotension (low blood pressure) and venous irritation, that may limit the drug’s effectiveness when administered in emergency situations outside the hospital. TOCOSOL Amiodarone is being tested to determine whether the application of our TOCOSOL drug delivery technology will lower the toxicity of the resulting formulation, which could allow faster administration of the crucial, initial therapeutic dose of the drug in emergency medical situations. Preclinical studies are on-going and we continue to explore potential collaborations for this product.

Fluorocarbon Gas Emulsion (S-9156). We are also undertaking limited development efforts for a synthetic oxygen delivery product, S-9156, for use in therapeutic applications. This product utilizes stabilized fluorocarbon gas microbubbles for transporting oxygen to the body’s tissues. In preclinical studies, S-9156 was shown to carry large volumes of oxygen adequate to sustain life at doses that are many times lower than liquid fluorocarbon products that are currently under development by others. Preclinical studies with S-9156 are on-going and we plan to pursue a business development collaboration for this product in 2002. We do not plan to undertake clinical studies for this product unless we can enter into a collaboration with a third party who would fund the studies.

Market Overview

     Our products are for the most part in early stages of development and it is difficult to evaluate the potential markets for these products as the areas of potential application are diverse and specific applications are yet to be determined. Overall, we operate in the drug delivery market sector. The drug delivery market was reported to be nearly $40 billion in 2000. Of that, nearly 75% is dedicated to the development of oral and injectable dosage forms. Drug delivery technology serves an increasingly important need in pharmaceutical development. The major pharmaceutical companies face an extremely competitive market, are under increasing pressure to introduce new products, and are facing loss of patent protection for a significant number of major revenue-producing drugs in their portfolios. New drug delivery technologies provide opportunities for overcoming formulation challenges with promising active pharmaceutical ingredients, for establishing product differentiation, for extending product life cycles, and for providing additional patent protection for key products.

     Our lead product, TOCOSOL Paclitaxel, is a cancer therapy product. It is currently being studied in a Phase 1 clinical trial and initiation of Phase 2 clinical studies is expected in early 2002. According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. Approximately 556,000 Americans are expected to die of cancer in 2002. Since 1990, approximately 16 million new cases have been diagnosed and about 5 million lives have been lost to cancer. The National Institutes of Health estimated the direct medical cost of cancer to be $56 billion in 2001.

     Cancer is characterized by rapid, uncontrolled cell division resulting in the growth of an abnormal mass of cells generally referred to as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. As these tumors grow, they cause damage to the surrounding tissue and organs and potentially even death if left untreated. Cancer is believed to occur as a result of a number of hereditary and environmental factors.

     Despite the resources spent on cancer and the many advances that have been made to date, current treatments for many tumors are often inadequate and improved cancer treatment drugs are still needed. Current treatments for cancer include surgery, radiation, chemotherapy and immunotherapy. Surgery and radiation therapy treat cancer at its source but are limited by the location of the tumor as certain tissues cannot be removed surgically and/or are too sensitive to tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation may not control metastases. Chemotherapy typically causes damage to normal tissue as the drugs used are toxic by nature and are not able to selectively target the cancerous cells. A further limitation is the evolution of chemotherapy resistant cancer cells.

Manufacturing

     We are currently conducting development studies and analytical testing at our facilities in Bothell, Washington as part of our ongoing research and development. We utilize the University of Iowa as the Food & Drug Administration (FDA)-certified institution to manufacture TOCOSOL Paclitaxel and other products under current Good Manufacturing Practice (GMP) requirements for our use in preclinical and clinical studies. In the event that we receive FDA approval for one or more of our products, we anticipate that we would either contract with one or more third parties to manufacture our products or invest in the scale-up of our own manufacturing facility. We are currently engaged in discussions with potential manufacturing partners for TOCOSOL Paclitaxel and our objective is to finalize a manufacturing source in 2002. The key ingredient for this product is paclitaxel. We have entered into a supply agreement with Indena SpA for the supply of GMP grade paclitaxel.

Research and Development

     We currently conduct research and development activities at our facilities. We also engage in certain research, preclinical studies and clinical development efforts at universities and other institutions. Our primary research and development efforts are currently directed at the development and application of the TOCOSOL Drug Delivery Technology Platform with respect to TOCOSOL Paclitaxel and other compounds currently under development.

     We incurred expenses of approximately $5.2 million, $3.7 million and $6.3 million on research and development in fiscal 2001, 2000 and 1999, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of research and development spending trends.

Government Regulations — Drug Approval Process

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

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

(i)	Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

(ii)	Submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

(iii)	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

(iv)	Submission to the FDA of a New Drug Application, or NDA, which application is not automatically accepted by the FDA for consideration; and

(v)	FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

     The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-market testing and surveillance programs to monitor the drug’s efficacy and side effects.

     Marketing of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency, or EMEA.

     The level of regulation outside of the U.S. varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain markets, reimbursement may be subject to governmentally mandated prices.

     Many of the chemicals and compounds used in our research and development efforts are classified as hazardous materials under applicable federal, state and local environmental laws and regulations. We are subject to regulations under state and Federal law regarding occupational safety, laboratory practices, handling and disposing of chemicals, environmental protection and hazardous substance control. We also will be subject to other present and possible future local, state, federal and other jurisdiction regulations.

Competition

     The healthcare industry in general is characterized by extensive research efforts, rapid technological change and intense competition. We believe that other pharmaceutical companies will compete with us in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of products that could potentially compete with ours. Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved product, Taxol, or its generic equivalent. Companies that have paclitaxel reformulations in clinical trials include American Biosciences, Inc., Cell Therapeutics, Inc., Enzon, Inc., NeoPharm, Inc., and Protarga, Inc. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before TOCOSOL Paclitaxel. We expect that competition will be based on safety, efficacy, ease of administration, breadth of approved indications, reimbursement, and physician and patient acceptance.

     Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing products. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage if their products work through a similar mechanism as our products. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete.

     We believe that our ability to successfully compete in the biotechnology and pharmaceutical industries will be based on our ability to do the following:

•	Create and maintain advanced drug delivery technology;

•	Develop proprietary products;

•	Attract and retain key scientific personnel;

•	Obtain patent or other protection for products;

•	Obtain required regulatory approvals; and

•	Manufacture, market and or license our products alone or with collaborative partners.

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

     Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. As of February 2002, we have filed 18 patent applications in the U.S. pertaining to our TOCOSOL drug delivery technology as well as counterpart filings in Europe and key countries in Asia and Latin America. As of February 2002, all of these patent applications are currently in process and have not been issued by the United States or foreign Patent and Trademark Offices, although we have received notice of allowable claims. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation or administrative proceedings may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. A significant portion of our drug delivery products is based upon extending the effective patent life of existing products through the use of our proprietary technology. See “Legal Proceedings” and “Certain Factors That May Affect Our Business and Future Results — If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.”

     Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors or others will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business, financial condition and results of operations. See “Legal Proceedings” and “Certain Factors That May Affect Our Business and Future Results — Our commercial success will depend in part on not infringing patents issued to competitors.”

     We have obtained a registered trademark for our corporate name and our TOCOSOL trademark in the U.S. and certain other countries. There can be no assurance that the registered or unregistered trademarks or trade names of our company will not infringe upon third party rights or will be acceptable to regulatory agencies.

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

     In connection with the refocusing of our corporate strategy away from ultrasound contrast agent products, we entered into an agreement with Nycomed Amersham (now known as Amersham Biosciences) in August 2001 whereby we assigned substantially all of our ultrasound contrast intellectual property assets to Amersham for $6.5 million. As part of the agreement, we also assigned to Amersham our interest in the ultrasound contrast patent license agreement entered into with Chugai Pharmaceuticals Co. Ltd. (Chugai) in January 2001. In addition, as part of the agreement, Amersham granted us an exclusive license back to use the patents sold to Amersham for certain biomedical purposes.

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

Employees

     As of March 1, 2002, we had 34 employees, 21 engaged in research and development, regulatory, clinical and manufacturing activities, and 13 in business operations and administration. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

Certain Factors That May Affect Our Business and Future Results

     This report contains forward looking statements which are based upon management’s current beliefs and judgment. These statements and our business are subject to a number of risks and uncertainties, some of which are discussed below. Other risks are presented elsewhere in this report. You should consider the all risks carefully in addition to the other information contained in this report before purchasing shares of our common stock. If any of the following risks actually occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     If we fail to develop products, then we may never realize revenue from product commercialization.

     A key element of our business strategy is to utilize our technologies for the development and commercialization of drug delivery products. Our drug delivery technology, TOCOSOL, is a new approach to the formulation of water insoluble compounds for therapeutic applications. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to demonstrate the efficacy of our products, or commercialize any products developed with our technology. There can be no assurance that TOCOSOL Paclitaxel or any of our other current products under development or any future product will be safe or efficacious.

     Even if we are successful in developing our products, there is no assurance that such products will receive regulatory approval or that a commercially viable market will develop. While it is our strategy to develop additional products under our drug delivery technology by entering into feasibility study agreements with companies who own active compounds, there can be no assurance that we will enter into any feasibility studies. Moreover, there can be no assurance that these feasibility studies will result in development or license agreements. Without feasibility studies or development or license agreements, we may need to scale back or terminate our efforts to develop other products using our drug delivery technology.

     We have a history of operating losses, and we may never become profitable.

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. We reported net income of $542,000 for the year ended December 31, 2001, incurred a net loss of $2.1 million for the year ended December 31, 2000 and net income of $435,000 for the year ended December 31, 1999. As of December 31, 2001, our accumulated deficit totaled $28.7 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval which will not occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	The timing and costs of clinical trials and regulatory approvals;

•	Entering into new collaborative or product license agreements;

•	The timing of payments, if any, under collaborative partner agreements; and

•	Costs related to obtaining, defending and enforcing patents.

     Governmental regulatory requirements are lengthy and expensive and failure to obtain necessary approvals will prevent us or our collaborators from commercializing a product.

     We are subject to uncertain governmental regulatory requirements and a lengthy approval process for our products prior to any commercial sales of our products. The development and commercial use of our products are regulated by the U.S. Food and Drug Administration, or FDA, the European Medicines Evaluation Agency, or EMEA, and comparable regulatory agencies in other countries. The regulatory approval process for new products is lengthy and expensive. Before we can file an application with the FDA and comparable international agencies, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval may cause additional costs in our efforts to secure necessary approvals.

     Our drug delivery products are subject to significant uncertainty because they are in the early stages of development and are subject to regulatory approval. We have filed an Investigational New Drug Application, or IND, with the FDA and initiated a Phase I human clinical study for the first application of our TOCOSOL Paclitaxel drug delivery technology. We expect to complete the initial Phase I study with TOCOSOL Paclitaxel in mid-2002 and initiate Phase 2 studies in early 2002. There can be no assurance that the clinical studies will demonstrate that TOCOSOL Paclitaxel will be safe or efficacious or that we will file a new drug application. We are also currently engaged in pre-clinical testing of a formulation of our TOCOSOL drug delivery product for cardiovascular treatment and our oxygen delivery product. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

     We depend on third parties for funding, clinical development, manufacturing and distribution.

     We are dependent, or may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, manufacturing, marketing, sales and/or distribution, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any potential partner may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.

     Future U.S. or international legislative or administrative actions also could prevent or delay regulatory approval of our products.

     Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. A marketed product also is subject to continual FDA, EMEA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, if marketing approval is obtained, the FDA, EMEA or other regulatory agency may require post-marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of a product.

     We will need additional capital in the future, and if it is not available on terms acceptable to us, or at all, we may need to scale back our development and commercialization activities.

     Our development efforts to date have consumed and will continue to require substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements and from the assignment of substantially all of our ultrasound contrast intellectual property. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities, will be sufficient to meet our cash requirements through 2003. However, we will need substantial additional capital to complete the development of TOCOSOL Paclitaxel and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

•	Our ability to obtain and retain funding from third parties under contractual agreements;

•	Our progress on research and development programs and clinical trials;

•	The time and costs required to gain regulatory approvals;

•	The costs of manufacturing our products;

•	The costs of marketing and distributing our products, if approved;

•	The costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	The status of competing products; and

•	The market acceptance and third-party reimbursement of our products, if approved.

     Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we may have to reduce our expenditures, scale back our development of new products or license to others products that we otherwise would seek to commercialize ourselves.

     The healthcare industry is extremely competitive, and if we fail to compete effectively, it would negatively impact our business.

     The healthcare industry in general is characterized by extensive research efforts and rapid technological change. Competition in the development of pharmaceutical products is intense and expected to increase. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of our products. Success in these fields will be based primarily on:

•	Efficacy;

•	Safety;

•	Ease of administration;

•	Breadth of approved indications; and

•	Physician, healthcare payer and patient acceptance.

     Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved product, Taxol, or its generic equivalents. Companies that have paclitaxel reformulations in clinical trials include American Biosciences, Inc., Cell Therapeutics, Inc., Enzon, Inc., NeoPharm, Inc., and Protarga, Inc. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before TOCOSOL Paclitaxel. We expect that competition will be based on safety, efficacy, ease of administration, breadth of approved indications, reimbursement, and physician and patient acceptance.

     Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than us. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete. If we fail to compete effectively, it would have a material adverse effect on our business, financial condition and results of operations.

     We rely on third party suppliers and manufacturers to produce products that we develop and failure to retain such suppliers and manufacturers would adversely impact our ability to commercialize our products.

     We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery and oxygen delivery products. Currently, Indena is our primary supplier of paclitaxel, the main ingredient in TOCOSOL Paclitaxel. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. We currently do not have a commercial manufacturing supplier of TOCOSOL Paclitaxel. We are engaged in discussions with potential manufacturing partners and our objective is to enter into a manufacturing supply agreement in 2002. There is no assurance, however, that we will be successful in entering into any such relationship. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. If we are not able to identify and qualify contract manufacturers, we may not be able to produce the required amount of our products for research and development and clinical trials. Failure to retain qualified suppliers and manufacturers will delay our research and development efforts as well as the time it takes to commercialize our products, which could materially adversely affect our business, financial condition and results of operations.

     If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of February 2002, we had 18 patent applications filed in the United States pertaining to our TOCOSOL drug delivery technology as well as counterpart filings in Europe and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

     Our commercial success will depend in part on not infringing patents issued to competitors.

     There can be no assurance that patents belonging to competitors will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products would have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office or in proceedings before international agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management.

     The success of our products will depend on the acceptance of our products by third party payers.

     Our ability to successfully commercialize products that we develop will depend, in part, upon the extent to which reimbursement of the cost of such products will be available from domestic and international health administration authorities, private health insurers and other payer organizations. Third party payers are increasingly challenging the price of medical and pharmaceutical products and services or restricting the use of certain procedures in an attempt to limit costs. Further, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third party coverage will be available.

     If we lose our key personnel or are unable to attract and retain qualified scientific and management personnel, we may be unable to become profitable.

     We are highly dependent on our key executives. The loss of any of these key executives or the inability to recruit and retain qualified scientific personnel to perform research and development and qualified management personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have employment contracts with any of our key personnel and we do not maintain insurance policies that would compensate us for the loss of their services. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, if at all, given the competition for experienced scientists and other personnel among numerous medical and pharmaceutical companies, universities and research institutions.

     Failure to satisfy Nasdaq National Market Listing requirements may result in our stock being delisted from The Nasdaq National Market.

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of our public float of at least $5.0 million. Effective November 1, 2002, we must maintain stockholders’ equity of at least $10.0 million or market capitalization of at least $50.0 million for continued inclusion on The Nasdaq National Market. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock is delisted from The Nasdaq National Market, trading of our common stock, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

     The value of our common stock could change significantly over a short period of time.

     The market price of our common stock has fluctuated significantly. In the first quarter of 2001, the price of our common stock closed as high as $2.84 per share and as low as $.58 per share. In the second quarter of 2001, the price of our common stock closed as high as $3.68 per share and as low as $.94 per share. In the third quarter of 2001, the price of our common stock closed as high as $4.50 per share and as low as $2.85 per share. In the fourth quarter of 2001, our common stock closed as high as $8.31 per share and as low as $3.75 per share. The market price of our common stock may continue to fluctuate significantly and these fluctuations may be unrelated to operating performance. Announcements by us or our perceived competitors concerning clinical trial results, technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or other proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our common stock.

ITEM 2. PROPERTIES

     We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle, Washington. The lease expiration date is July 2007 and includes an option to extend the term of the lease for three years. We believe that this facility will be adequate to meet our projected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In July 2000, DuPont Pharmaceuticals Company and certain Dupont-related entities filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities. Under a prior agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and us, at Nycomed’s expense. This litigation was dismissed pursuant to a settlement agreement in November 2001 with no obligation of the Company or consideration paid to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK

     Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 7, 2002, there were 148 stockholders of record and approximately 6,700 beneficial stockholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq for the eight quarters ended December 31, 2001 are as follows:

	High	Low

2001
First Quarter	$3.25	$0.53
Second Quarter	3.80	0.94
Third Quarter	4.60	2.60
Fourth Quarter	8.80	3.40
2000
First Quarter	$11.25	$2.42
Second Quarter	4.75	2.50
Third Quarter	4.75	3.16
Fourth Quarter	4.00	0.41

     On January 18, 2002, we sold 1,929,000 shares of our common stock and warrants to purchase up to 385,800 shares of our common stock at an exercise price of $9.40 per share under the terms of a Securities Purchase Agreement to accredited investors in conformity with rule 506 under Regulation D and under Section 4 (2) of the Securities Act for an aggregate purchase price of approximately $13.6 million, resulting in net proceeds to the Company of approximately $12.5 million. The Company and the investors concurrently entered into a Registration Rights Agreement under which the Company has undertaken to register such 2,314,800 shares under the Securities Act within a time frame specified in the Registration Rights Agreement.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$8,749	$408	$12,050	$5,100	$18,900
Operating expenses	$8,532	$7,641	$12,088	$17,012	$18,763
Net income (loss)	$542	$(2,147)	$435	$(11,173)	$1,011
Net income (loss) per share:
Basic	$0.05	$(0.23)	$0.05	$(1.30)	$0.12
Diluted	$0.05	$(0.23)	$0.05	$(1.30)	$0.11
Shares used in calculation of net income (loss) per share
Basic	10,288	9,146	8,836	8,622	8,565
Diluted	11,048	9,146	8,969	8,622	9,580

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$15,124	$8,462	$11,804	$11,955	$21,571
Total assets	$15,864	$14,310	$18,089	$18,818	$28,946
Long-term liabilities	$—	$—	$—	$2,049	$939
Stockholders’ equity	$14,665	$8,509	$10,048	$7,495	$18,505

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	Progress and results of clinical trials;

•	Anticipated Investigational New Drug filings and future clinical trials;

•	Market acceptance of our products and the potential size of these markets;

•	Our anticipated future capital requirements and the terms of any capital financing;

•	Timing and amount of future contractual payments, product revenues and operating expenses; and

•	Anticipated outcome or financial impact of potential legal matters.

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	Dependence on the development and commercialization of products;

•	History of operating losses and uncertainty of future financial results;

•	Uncertainty of governmental regulatory requirements and lengthy approval process;

•	Dependence on third parties for funding, clinical development, manufacturing and distribution;

•	Uncertainty of U.S. or international legislative or administrative actions;

•	Future capital requirements and uncertainty of additional funding;

•	Competition and risk of technological obsolescence;

•	Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	Ability to obtain and defend patents and protect trade secrets;

•	Limitations on third-party reimbursement for medical and pharmaceutical products;

•	Dependence on key employees;

•	Continued listing on the Nasdaq National Market; and

•	Volatility in the value of our common stock.

See “Business — Certain Factors That May Affect Our Business and Future Results.”

MD&A Overview

     In Management’s Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the results of operations for our Company, including:

•	An overview of our business;

•	Results of operations and why those results are different from the prior year; and

•	The capital resources our Company currently has and possible sources of additional funding for future capital requirements.

Business Overview

     We are a company focused on the development of therapeutic drugs utilizing our proprietary drug delivery technology. Based on our core competence in emulsion formulations, we have developed the TOCOSOL™ drug delivery technology platform to formulate injectable drugs that are poorly soluble in water. Using our TOCOSOL technology, we are focusing our research and development efforts on a cancer therapy product, TOCOSOL Paclitaxel (S-8184), and we are also evaluating a variety of other drug candidates in areas that target cancer, diabetes, bacterial infections and cardiovascular disease.

Results of Operations

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	Timing of payments under contractual and license agreements;

•	Entering into additional contractual agreements;

•	Timing and costs of clinical trials, legal matters and expenses related to product development; and

•	Timing of regulatory approvals.

Years Ended December 31, 2001 and December 31, 2000

     Our revenues are primarily derived from payments received under contractual and license agreements with third parties. Revenues for the year ended December 31, 2001 were $8.7 million compared to $408,000 in the prior year. The increase over the prior year was primarily the result of the assignment of substantially all of our ultrasound contrast intellectual property to Nycomed for $6.5 million and payments received under our license agreement with Chugai of $2.0 million. Revenues in 2002 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Research and development (R&D) expenses were $5.2 million for the year ended December 31, 2001 compared to $3.7 million in the prior year. The increase from the prior year was primarily related to the further development and Phase 1 study of TOCOSOL Paclitaxel and the related increase in spending on clinical trials as well as increases in headcount costs associated with the expansion of our R&D group. The prior year also includes a one-time favorable gain on the termination of an ultrasound contrast manufacturing and supply agreement of $1.3 million.

     General and administrative expenses were $3.3 million for the year ended December 31, 2001 compared with $3.9 million in the prior year. The decrease from the prior year was due primarily to the reduction of legal costs as a result of the favorable patent litigation settlement in May 2000.

     Total operating expenses in 2002 are expected to increase from 2001 levels to an approximate average of $1.1 million per month as we expand into Phase 2 trials for our TOCOSOL Paclitaxel product, develop additional compounds for Phase 1 trials and continue to expand our headcount to address the advancement of our technology and product development activities. We estimate that R&D spending will comprise approximately 75% of the average $1.1 million per month we anticipate spending in 2002. A significant portion of the R&D spending will be devoted to further development of TOCOSOL Paclitaxel including the completion of the Phase 1 study and commencement of the Phase 2 clinical program. These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies, changes in FDA requirements, increased material costs and other factors.

     Interest income, net of interest expense, was $526,000 for the year ended December 31, 2001 compared with $658,000 for the prior year. The decrease in net interest income was primarily due to lower interest rates during 2001 over the same period in 2000.

     International withholding taxes of $200,000 were paid on licensing payments received from Chugai.

Years Ended December 31, 2000 and December 31, 1999

     Revenues were $408,000 for the year ended December 31, 2000 compared with $12.1 million in the prior year. Revenues during 2000 were derived from royalties received under our patent license agreement with Nycomed and from payments received under drug feasibility study agreements. Revenue received in 1999 consisted of the initial license fee payment of $10.0 million under our patent license agreement with Nycomed and $2.1 million from Abbott Laboratories under a prior agreement.

     Research and development expenses were $3.7 million for the year ended December 31, 2000 compared with $6.3 million in the prior year. The decrease from the prior year was due to a reduction in clinical trials and associated development activity for our proposed ultrasound contrast agent as a result of our decision to discontinue further development of this product. In addition, we terminated an ultrasound contrast manufacturing and supply agreement which resulted in a one-time favorable adjustment in research and development expenses of $1.3 million in 2000.

     General and administrative expenses were $3.9 million for the year ended December 31, 2000 compared with $5.8 million in the prior year. The decrease from the prior year was primarily due to a reduction in legal costs as a result of the favorable patent litigation settlement in May 2000 and also due to an overall lower level of administrative expenses resulting from various expense reductions achieved in 2000.

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

     Interest income, net of interest expense, was $658,000 for the year ended December 31, 2000 compared with $472,000 for the prior year. The increase in net interest income was primarily due to higher levels of invested cash in 2001.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. In June 2001, we completed a private placement equity financing that raised approximately $4.5 million in net proceeds through the sale of 1.7 million shares of common stock. In January 2002, we completed a private placement that raised approximately $12.5 million in net proceeds through the sale of 1.9 million shares of common stock.

     At December 31, 2001, we had cash, cash equivalents and marketable securities of $15.1 million compared to $8.5 million at December 31, 2000. The increase was primarily due to the $4.5 million of net proceeds from the private placement of common stock, $6.5 million from our agreement with Nycomed, $2.0 million from our agreement with Chugai and $1.0 million in proceeds from the exercise of stock options. These increases in cash were partially offset by operating expenses of $8.5 million. In addition, as noted above, in January 2002 we raised an additional $12.5 million in net proceeds from a private placement of common stock.

     We had a bank loan agreement which provided for a $5.0 million revolving line of credit facility, bearing interest at the prime rate plus 1.0% per annum. We elected not to renew this bank loan agreement and it expired in August 2001.

     We expect that our cash needs will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities including the additional capital raised in January 2002 will be sufficient to meet our cash requirements through 2003 based on an assumed net cash burn rate of approximately $1.1 million per month. However, we will need additional funding to complete our clinical trials and regulatory approval of TOCOSOL Paclitaxel and to fund other product development activities. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements. Our future capital requirements depend on many factors including:

•	The progress of our research and development programs and clinical trials;

•	The time and costs required to complete clinical trials and obtain regulatory approvals;

•	The ability to raise additional funds through private placement equity financing;

•	The ability to attract and retain new collaborative agreement partners;

•	The ability to obtain funding under contractual and licensing agreements; and

•	The costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

     We cannot give assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in dilution to our existing stockholders and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we may be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business.

Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2001, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Critical Accounting Policies and Estimates

     The preparation of the financial statements requires management to make estimates and assumptions. On an on-going basis, management evaluates its estimates and judgements including those related to revenue recognition and research and development costs. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its financial statements.

•	Revenue Recognition. Since inception, the Company has generated revenues from collaborative agreements, licensing fees and from the assignment of developed and patented technology. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. The Company recognizes revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items including personnel costs, supplies, depreciation and other indirect research and development costs are expensed as incurred. In instances where the Company enters into collaborative agreements with third parties, costs are expensed the earlier of when amounts are due or when services are performed.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which provides a comprehensive standard of accounting for business combinations. SFAS 141 is effective for all business combinations after June 30, 2001.

     In June 2001 the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires a change in accounting for goodwill and certain other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 142 as of January 1, 2002 and does not expect that adoption of SFAS 142 will have any impact on the Company’s results of operations or financial position, as the Company has no goodwill or other intangible assets.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of January 1, 2002 and does not expect that the adoption of SFAS 144 will have a significant impact on the Company’s results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Response to this item is included in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Market Risk”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

     None.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
Sonus Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington
January 18, 2002

Sonus Pharmaceuticals, Inc.

Balance Sheets

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$455,073	$1,696,610
Marketable securities	14,668,841	6,765,854
Compensating cash balance under bank line of credit	—	5,000,000
Other current assets	343,057	345,696

Total current assets	15,466,971	13,808,160
Equipment, furniture and leasehold improvements, net	396,711	501,660

Total assets	$15,863,682	$14,309,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$5,000,000
Accounts payable and accrued expenses	1,198,552	800,343

Total current liabilities	1,198,552	5,800,343
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $001 par value:
30,000,000 shares authorized; 11,650,797 and 9,603,520 shares issued and outstanding in 2001 and 2000, respectively	43,302,286	38,077,469
Stockholder receivable	—	(350,000)
Accumulated deficit	(28,676,864)	(29,219,041)
Accumulated other comprehensive income	39,708	1,049

Total stockholders’ equity	14,665,130	8,509,477

Total liabilities and stockholders’ equity	$15,863,682	$14,309,820

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,

	2001	2000	1999

Revenues:
Contract and licensing revenue	$8,748,538	$408,407	$12,050,000
Operating expenses:
Research and development	5,221,303	3,694,477	6,305,871
General and administrative	3,310,888	3,946,672	5,781,764

Total operating expenses	8,532,191	7,641,149	12,087,635

Operating income (loss)	216,347	(7,232,742)	(37,635)
Other income (expense):
Interest income	539,688	692,424	568,959
Interest expense	(13,858)	(34,058)	(96,654)
Other income	—	4,250,000	—

Total other income, net	525,830	4,908,366	472,305

Income (loss) before income taxes	742,177	(2,324,376)	434,670
Income tax expense (benefit)	200,000	(176,939)	—

Net income (loss)	$542,177	$(2,147,437)	$434,670

Net income (loss) per share:
Basic	$0.05	$(0.23)	$0.05
Diluted	$0.05	$(0.23)	$0.05
Shares used in calculation of net income (loss) per share:
Basic	10,288,085	9,146,374	8,836,406
Diluted	11,047,944	9,146,374	8,969,404

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

					Accumulated
	Common Stock				Other
			Stockholder	Accumulated	Comprehensive
	Shares	Amount	Receivable	Deficit	Income (Loss)	Total

Balance at January 1, 1999	8,632,225	$35,009,368	$—	$(27,506,274)	$(8,408)	$7,494,686
Comprehensive income (loss):
Net loss	—	—	—	434,670	—	434,670
Unrealized losses on investments	—	—	—	—	(15,453)	(15,453)

Comprehensive loss						419,217
Issuance of common stock	357,747	2,133,597	—	—	—	2,133,597

Balance at December 31, 1999	8,989,972	37,142,965	—	(27,071,604)	(23,861)	10,047,500
Comprehensive income (loss):
Net income	—	—	—	(2,147,437)	—	(2,147,437)
Unrealized gains on investments	—	—	—	—	24,910	24,910

Comprehensive income						(2,122,527)
Issuance of common stock	613,548	934,504	(350,000)	—	—	584,504

Balance at December 31, 2000	9,603,520	38,077,469	(350,000)	(29,219,041)	1,049	8,509,477
Comprehensive income (loss):
Net income	—	—	—	542,177	—	542,177
Unrealized gains on investments	—	—	—	—	38,659	38,659

Comprehensive income						580,836
Collection of stockholder receivable	—	—	350,000	—	—	350,000
Stock compensation expense	—	50,217	—	—	—	50,217
Issuance of common stock (net of offering costs of $478,380)	2,047,277	5,174,600	—	—	—	5,174,600

Balance at December 31, 2001	11,650,797	$43,302,286	$—	$(28,676,864)	$39,708	$14,665,130

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

Operating activities:
Net income (loss)	$542,177	$(2,147,437)	$434,670
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	286,891	385,594	627,171
Noncash stock compensation expense	50,217	—	—
Gain on sale of equipment	—	(20,419)	—
Amortization of net discount on marketable securities	(28,789)	(28,056)	(34,852)
Realized (gains) losses on marketable securities	(2,010)	—	4,976
Changes in operating assets and liabilities:
Other current assets	2,639	77,154	(3,832)
Accounts payable and accrued expenses	398,209	(2,240,927)	(1,139,594)

Net cash provided by (used in) in operating activities	1,249,334	(3,974,091)	(111,461)
Investing activities:
Purchases of capital equipment	(188,182)	(38,666)	(44,515)
Proceeds from sale of equipment	6,240	33,265	—
Purchases of marketable securities	(23,666,993)	(8,643,350)	(20,758,859)
Proceeds from sales of marketable securities	3,477,792	499,995	14,564,759
Proceeds from maturities of marketable securities	12,355,672	12,340,759	7,049,147

Net cash (used in) provided by investing activities	(8,015,471)	4,192,003	810,532
Financing activities:
Proceeds from bank line of credit	5,000,000	20,000,000	20,000,000
Repayment of bank line of credit	(10,000,000)	(20,000,000)	(20,000,000)
Compensating cash balance under bank line of credit	5,000,000	—	—
Increase in long-term debt	—	—	30,783
Repayment of capital lease obligations	—	—	(93,178)
Proceeds from issuance of common stock	4,533,931	—	—
Proceeds from collection of stockholder receivable	350,000	—	—
Proceeds from exercise of stock options	640,669	584,504	53,592

Net cash provided by (used in) financing activities	5,524,600	584,504	(8,803)

Change in cash and cash equivalents for the year	(1,241,537)	802,416	690,268
Cash and cash equivalents at beginning of year	1,696,610	894,194	203,926

Cash and cash equivalents at end of year	455,073	1,696,610	894,194
Marketable securities at end of year	14,668,841	6,765,854	10,910,292

Total cash, cash equivalents and marketable securities	$15,123,914	$8,462,464	$11,804,486

Supplemental cash flow information:
Interest paid	$18,958	$33,958	$43,069
Income taxes paid	$200,000	$—	$—
Supplemental disclosure of non-cash financing activity:
Issuance of common stock in exchange for notes receivable	$—	$350,000	$—
Conversion of long-term debt to common stock	$—	$—	$2,080,005

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

1. Description of Business and Summary of Accounting Policies

Business Overview

     Sonus Pharmaceuticals, Inc. (the Company) is a company focused on the development of therapeutic drugs utilizing its proprietary drug delivery technology. Based on the Company’s core competence in emulsion formulations, it has developed the TOCOSOL™ drug delivery technology platform to formulate injectable drugs that are poorly soluble in water. Using the TOCOSOL technology, the Company is currently focusing its research and development efforts on a cancer therapy product, TOCOSOL Paclitaxel (S-8184), and also on evaluating a variety of other drug candidates in areas that target cancer, diabetes, bacterial infections and cardiovascular disease.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase.

Marketable Securities

     The Company classifies the marketable securities portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the unrealized gains and losses included as a component of accumulated other comprehensive loss. Interest earned on securities available-for-sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale also are included in interest income. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

     Since inception, the Company has generated revenues from collaborative agreements, licensing fees and from the assignment of developed and patented technology. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. The Company recognizes revenue from non-refundable, upfront license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

Research and Development Costs

     Research and development costs including personnel costs, supplies, depreciation and other indirect costs are expensed as incurred. In instances where the Company enters into collaborative agreements with third parties, costs are expensed the earlier of when amounts are due or when services are performed.

Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease.

Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s stock plans, stock options are generally granted at fair market value.

Comprehensive Income

     In accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130), the Company has reported comprehensive income, defined as net income (loss) plus other comprehensive income, in the Statements of Stockholders’ Equity. The total of other accumulated comprehensive income consists of unrealized gains and losses on marketable securities.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which provides a comprehensive standard of accounting for business combinations. SFAS 141 is effective for all business combinations after June 30, 2001.

     In June 2001 the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires a change in accounting for goodwill and certain other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt

SFAS 142 as of January 1, 2002 and does not expect that adoption of SFAS 142 will have any impact on the Company’s results of operations or financial position, as the Company has no goodwill or other intangible assets.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of January 1, 2002 and does not expect that the adoption of SFAS 144 will have a significant impact on the Company’s results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2. Marketable Securities

     Marketable securities consist of the following at December 31, 2001 and 2000:

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2001:
Corporate debt securities (principally commercial paper)	$14,629,133	$41,906	$(2,198)	$14,668,841

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2000:
Corporate debt securities (principally commercial paper)	$6,764,805	$1,263	$(214)	$6,765,854

     Realized gains on the sales of available-for-sale securities were $2,112, $0 and $3,015 in 2001, 2000 and 1999, respectively. The realized losses on sales of available for sale securities were $102, $0 and $7,991 in 2001, 2000 and 1999, respectively. All marketable securities at December 31, 2001 mature within one year.

3. Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements consist of the following:

	2001	2000

Laboratory equipment	$2,314,518	$2,204,009
Office furniture and equipment	967,327	989,618
Leasehold improvements	813,418	782,060

	4,095,263	3,975,687
Less accumulated depreciation and amortization	3,698,552	3,474,027

	$396,711	$501,660

4. Debt

     The Company had a Loan Agreement with a bank that provided for a $5.0 million revolving line of credit facility, bearing interest at the prime rate plus 1.0% per annum. Under the terms of this facility, the Company was required to maintain a compensating cash balance on hand at the bank equal to amounts borrowed. The Company elected not to renew this line of credit and it expired in August 2001. The facility was unused at expiration.

5. Contractual Agreements

     In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) that gave Chugai non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan. The Company received an initial license fee of $1.0 million in January 2001 and a second $1.0 million payment in June 2001.

     In August 2001, the Company entered into an agreement with Nycomed Amersham (Nycomed) whereby the Company assigned substantially all of its ultrasound contrast intellectual property to Nycomed for $6.5 million. As part of the agreement, the Company also assigned to Nycomed its interest in the ultrasound contrast patent license agreement entered into with Chugai in January 2001. In addition, as part of the agreement, Nycomed granted the Company an exclusive license to use the patents assigned to Nycomed for certain biomedical purposes. Sonus and Nycomed previously entered into an agreement in September 1999 whereby Nycomed received an exclusive license to certain of the Company’s ultrasound contrast patents in the U.S. and Europe. In exchange, Nycomed paid the Company an initial license fee of $10.0 million, assumed the responsibility and costs of applicable patent litigation, and paid royalties to the Company on sales of an approved product covered by the licensed patents. This patent license agreement terminated concurrent with the execution of the August 2001 agreement.

6. Income Taxes

     Income taxes consist of the following:

	2001	2000	1999

Federal – current	$—	$—	$—
Foreign – current	200,000	(176,939)	—

Total	$200,000	$(176,939)	$—

     In 2001 the Company paid $200,000 for international withholding taxes on license fees received during the year. In 2000, the Company received a refund of $176,939 for international withholding taxes that were originally paid in 1995. Due to the uncertainty of receipt of this refund, a valuation allowance had previously been provided.

     A reconciliation of the Federal Statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2001	2000	1999

Statutory tax rate	34.00%	(34.00%)	34.00%
Utilization of net operating loss carry forwards	(36.31)	—	(37.95)
Permanent difference	2.31	0.89	3.95
Change in valuation allowance	—	33.11	—
Foreign tax (refund)	26.95	(7.61%)	—

Effective tax rate	26.95%	(7.61%)	—%

     Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Federal net operating loss carry forwards	$9,618,000	$9,518,000
Accrued expenses	71,000	96,000
Research and development credits	1,659,000	1,490,000
Foreign tax credits	1,029,000	829,000
AMT tax credits	68,000	68,000
Book in excess of tax depreciation expense	190,000	170,000

Gross deferred tax assets	12,635,000	12,171,000
Valuation allowance for net deferred tax assets	(12,635,000)	(12,171,000)

Net deferred tax assets	$—	$—

     Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2001 and 2000, a valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $464,000 and $718,000 for the years ended December 31, 2001 and 2000, respectively.

     At December 31, 2001, the Company has federal net operating loss carry forwards of approximately $28,200,000 for income tax reporting purposes and research and development and AMT tax credit carry forwards of approximately $1,728,000. The federal operating loss carry forwards and research and development credits begin to expire in 2006. To the extent that net operating loss carry forwards, when realized, relate to stock option deductions of approximately $1.1 million, the resulting benefit will be credited to stockholders’ equity.

     The initial public offering of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company’s use of losses incurred through the date of ownership change will be limited during the carry forward period and may result in the expiration of net operating loss carry forwards before utilization.

7. Stockholders’ Equity

Common Stock

     At December 31, 2001, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding	2,537,272
Shares available for future grant under stock plans	806,644
Warrants outstanding	174,500

3,518,416

     In June 2001, the Company sold 1.7 million shares of common stock in a private placement transaction for gross proceeds of $4.9 million ($4.5 million net of transaction costs). In connection with the placement, the Company issued warrants to purchase 174,500 shares of common stock. The warrants are exercisable at $3.36 per share and expire in June 2006. The warrants were valued at $510,000 using the Black-Scholes pricing model.

The assumptions used in this model include (1) the stock price at issuance date, (2) the exercise price, (3) an estimated warrant life of five years, (4) no expected dividends for each year presented, (5) stock price volatility factor of 1.175, and (6) a risk-free interest rate of 4.56%. As of December 31, 2001 all of these warrants were outstanding.

Stock Options

     The Company has several stock option plans whereby shares of common stock are reserved for future issuance pursuant to stock option grants or other issuances. Under the 2000 Stock Incentive Plan, an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant. Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

A summary of activity related to the Company’s stock options follows:

		Exercise
	Shares	Price

Balance, January 1, 1999	1,311,091	.20 – 44.00
Granted	814,026	3.69 – 6.94
Exercised	(5,158)	3.93 – 6.25
Canceled	(134,077)	5.94 – 44.00

Balance, December 31, 1999	1,985,882	.20 – 44.00
Granted	1,252,215	.63 – 6.00
Exercised	(203,785)	.66 – 6.75
Canceled	(518,367)	.88 – 6.00

Balance, December 31, 2000	2,515,945	.20 – 44.00
Granted	504,364	2.63 – 8.08
Exercised	(274,895)	.88 – 5.94
Canceled	(208,142)	.88 – 6.94

Balance, December 31, 2001	2,537,272	.20 – 44.00

     Options exercisable at December 31, 2001, 2000, and 1999, were 1,826,770; 997,546 and 990,462, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price

$0.20	–	$0.88	416,863	8.81 years	$0.75	416,863	$0.75
$2.63	–	$4.88	246,863	9.13 years	$3.66	49,716	$4.02
$5.94	–	$8.19	1,325,307	7.93 years	$6.72	812,004	$6.24
$10.13	–	$20.50	487,406	4.15 years	$13.57	487,354	$13.57
$27.75	–	$44.00	60,833	5.55 years	$34.21	60,833	$34.21

Total			2,537,272	7.41 years	$7.42	1,826,770	$7.81

Accounting for Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue following the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures of the fair value method prescribed by SFAS 123. Had the Company elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, the net loss and associated basic net loss per share amounts would have been $0.6 million or $0.06 per share, $3.6 million or $0.40 per share and $1.7 million or $0.19 per share for the years ended December 31, 2001, 2000 and 1999, respectively. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each year presented, (5) stock price volatility factor of 1.175, 1.14, and 0. 873 in 2001, 2000 and 1999, respectively, and (6) a risk-free interest rate of 4.56%, 6.35% and 6.88% in 2001, 2000 and 1999, respectively. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $5.23, $2.38 and $3.92, respectively.

Stock Purchase Plan

     The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 9,640, 9,763 and 8,787 in 2001, 2000 and 1999, respectively. At December 31, 2001, 45,817 shares remain available for future purchases by employees under the plan.

Stockholder Receivable

     In October 2000, the Company entered into stock purchase agreements with certain officers whereby the officers purchased 400,000 shares of common stock at the fair market value of the stock on the date of purchase in exchange for full-recourse promissory notes totaling $350,000, with interest due annually at the rate of 6.09%. The promissory notes and accrued interest were repaid during 2001.

Shareholder Rights Plan

     The Company has adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company’s Board of Directors declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding common share of the Company. The Rights have an exercise price of $140 per Right and provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company’s common stock, additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. The Rights expire in 2006.

8. Net Income (Loss) Per Share

     A reconciliation between basic and diluted net income (loss) per share follows:

	2001	2000	1999

Basic net income (loss) per share:
Net income (loss)	$542,177	$(2,147,437)	$434,670
Weighted average common shares	10,288,085	9,146,374	8,836,406
Basic net income (loss) per share	$0.05	$(0.23)	$0.05
Diluted net income (loss) per share:
Net income (loss)	$542,177	$(2,147,437)	$434,670
Weighted average common shares	10,288,085	9,146,374	8,836,406

	2001	2000	1999

Dilutive potential common shares	759,859	—	132,998

Total shares	11,047,944	9,146,374	8,969,404

Diluted net income (loss) per share	$0.05	$(0.23)	$0.05

     As of December 31, 2001, 2000 and 1999, 2,018,159; 3,015,945 and 2,090,529 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

9. Commitments and Contingencies

     The Company has leased office space and equipment under two operating lease agreements which expire in July 2007 and October 2004, respectively. Under the office lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2002	$419,631
2003	522,570
2004	578,850
2005	582,000
2006	597,000
Thereafter	360,500

$3,060,551

     Rental expense for the years ended December 31, 2001, 2000 and 1999 was $506,000, $603,000 and $613,000, respectively.

10. Legal Proceedings

     In July 2000, DuPont Pharmaceuticals Company and certain Dupont-related entities filed a complaint in the United States District Court for the District of Massachusetts against us and certain Nycomed Amersham-related entities. Under a prior agreement with Nycomed, Nycomed has the right to enforce the patents in the field of non-perfluoropentane ultrasound contrast agents on behalf of Nycomed and us, at Nycomed’s expense. This litigation was dismissed pursuant to a settlement agreement in November 2001 with no obligation of the Company or consideration paid to the Company.

11. Other Income

     Other income for the year ended December 31, 2000 represents payments received of $4.25 million from patent litigation and insurance settlements. As part of the patent litigation settlement, the Company received a payment of $2.5 million from Nycomed Amersham pursuant to the Company’s patent license agreement with Nycomed Amersham. In addition, the Company reached an agreement on a pre-existing insurance coverage dispute and received a settlement payment of $1.75 million.

12. Quarterly Financial Information (unaudited)

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
2001
Revenues	$1,096	$91	$7,562	$—
Operating expenses	$1,865	$1,941	$2,487	$2,239
Operating income (loss)	$(769)	$(1,850)	$5,074	$(2,239)
Net income (loss)	$(738)	$(1,743)	$5,154	$(2,131)
Net income (loss) per share:
Basic	$(0.08)	$(0.18)	$0.47	$(0.19)
Diluted	$(0.08)	$(0.18)	$0.45	$(0.19)
2000
Revenues	$—	$45	$68	$295
Operating expenses	$2,476	$2,424	$2,403	$338
Operating income (loss)	$(2,476)	$(2,379)	$(2,335)	$(43)
Net income (loss)	$(2,150)	$2,056	$(2,166)	$113
Net income (loss) per share:
Basic	$(0.24)	$0.22	$(0.24)	$0.01
Diluted	$(0.24)	$0.22	$(0.24)	$0.01

13. Subsequent Event

In January 2002, the Company sold 1.9 million shares of common stock in a private placement transaction for gross proceeds of $13.6 million ($12.5 million net of transaction costs). In connection with the placement, the Company issued warrants to purchase up to 385,000 shares of common stock. The warrants are exercisable at $9.40 per share and expire in January 2007.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

The financial statements filed as a part of this Report are listed on the “Index to Financial Statements” on Page 21.

(2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Index to Exhibits

Exhibit No.	Description	Location

3.2	Amended and Restated Certificate of Incorporation of the Company	(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company	(12)
3.4	Amended and Restated Bylaws of the Company	(1)
4.1	Specimen Certificate of Common Stock	(1)
4.2	Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation.	(3)
10.14	Contrast Agent Development and Supply Agreement dated May 6, 1993 by and between the Company and Abbott Laboratories, Inc. (portions omitted pursuant to Rule 406 of the 1933 Act)	(1)
10.14A	Amendment to Contrast Agent Development and Supply Agreement dated August 22, 1995 by and between the Company and Abbott Laboratories, Inc. (portions omitted pursuant to Rule 406 of the 1933 Act)	(1)
10.18	Lease Agreement dated January 17, 1994 between the Company and WRC Properties, Inc.	(1)
10.18A	Amendment 2 dated October 28, 1997 to Lease Agreement dated January 17, 1994.	(10)
10.18B	Amendment 3 dated October 15, 1998 to Lease Agreement dated January 17, 1994.	(10)
10.19	Form of Indemnification Agreement for Officers and Directors of the Company.	(1)
10.21	Loan and Security Agreement dated August 11, 1995 by and between the Company and Silicon Valley Bank.	(1)
10.21A	Loan Modification Agreement dated September 10, 1997 to Loan and Security Agreement by and between the Company and Silicon Valley Bank.	(10)
10.21B	Loan Modification Agreement dated August 31, 1998 to Loan and Security Agreement by and between the Company and Silicon Valley Bank.	(10)
10.21C	Loan Modification Agreement dated August 30, 1999 to Loan and Security Agreement by and between the Company and Silicon Valley Bank.	(14)
10.25	Agreement between Abbott Laboratories, Inc. and the Company, dated May 14, 1996 (portions omitted pursuant to Rule 24b-2).	(5)
10.26	Third Amended and Restated Registration Rights Agreement dated as of May 15, 1996.	(6)
10.28	International License Agreement, dated October 1, 1996, by and between Abbott Laboratories, Inc. and the Company (portions omitted pursuant to Rule 24b-2).	(7)

Exhibit No.	Description	Location

10.29	Commercial Supply Agreement dated March 6, 1998.	(8)
10.33	First Amendment to Agreement by and between Abbott Laboratories and Sonus Pharmaceuticals, Inc. dated January 31, 1999.	(11)
10.34	First Amendment to International License Agreement by and between Abbott International, Ltd. and Sonus Pharmaceuticals, Inc. dated January 31, 1999.	(11)
10.35	Securities Purchase Agreement between Abbott Laboratories and Sonus Pharmaceuticals, Inc. dated January 31, 1999.	(11)
10.36	License Agreement by and between Nycomed Amersham AS and the Company dated August 31, 1999.	(13)
10.38	Mutual Recission Agreement dated October 11, 1999 by and between the Company and Abbott International Ltd.	(14)
10.40	Amendment to the First Amendment to Agreement by and between Abbott Laboratories and the Company, dated February 3, 2000.	(15)
10.43	Loan and Security Agreement by between Sonus Pharmaceuticals, Inc. and Silicon Valley Bank, dated September 6, 2000.	(17)
10.45	License Agreement by and between Chugai Pharmaceutical Co. Ltd., Molecular Biosystems, Inc., and the Company, dated December 22, 2000.	(18)
10.46	Termination Agreement by and between Abbott Laboratories and the Company, dated December 14, 2000.	(18)
10.49	Nycomed Assignment and Asset Transfer Agreement, dated August 3, 2001.	(20)
10.50	Amendment 4 dated November 29, 2001 to Lease Agreement dated January 17, 1994.	(11)
10.51	Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(21)
23.1	Consent of Ernst & Young LLP, Independent Auditors.	(11)
24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).	(11)
	Compensation Plans and Arrangements
10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended.	(1)
10.2	Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.3	Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.4	Form of Restricted Stock Purchase Agreement pertaining to the 1991 Plan.	(1)
10.5	Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors (the “Director Plan”).	(1)
10.6	Form of Stock Option Agreement pertaining to the Director Plan.	(1)
10.7	1999 Nonqualified Stock Incentive Plan (the “1999 Plan”).	(12)
10.8	Form of Stock Option Agreement pertaining to the 1999 Plan.	(12)
10.9	Form of Restricted Stock Purchase Agreement pertaining to the 1999 Plan.	(12)
10.22	Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.	(2)
10.24	Employment Agreement, effective as of January 16, 1996, by and between the Company and Steven C. Quay, M.D., Ph.D.	(12)
10.24A	Employment Agreement, effective February 11, 1999, by and between the Company and Steven C. Quay, M.D., Ph.D.	(12)
10.31	Change in Control Agreement for Michael Martino.	(9)
10.37	Agreement for Part-Time Employment and Mutual Release, effective August 25, 1999 by and between the Company and Steven C. Quay, M.D., Ph.D.	(14)
10.39	Change in Control Agreement for John T. Flaherty, M.D.	(15)
10.41	2000 Stock Incentive Plan (the “2000 Plan”).	(16)
10.42	Form of Stock Option Agreement pertaining to the 2000 Plan.	(16)
10.44	Change in Control Agreement for Richard J. Klein.	(17)

Exhibit No.	Description	Location

10.47	Change in Control Agreement for Nagesh Palepu.	(19)
10.48	Change in Control Agreement for Michael A. Martino.	(19)

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on form S-1, Reg. No. 33-96112.

(2)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on form S-1, Reg. No. 33-80623.

(3)	Incorporated by reference to the Company’s Registration Statement on form 8-A, dated August 23, 1996.

(4)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(5)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated May 14, 1996.

(6)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated October 1, 1996.

(8)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

(9)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(10)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-K for the period ended December 31, 1998.

(11)	Filed herewith.

(12)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 1999.

(13)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated September 28, 1999.

(14)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-QA for the quarterly period ended September 30, 1999.

(15)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-K for the period ended December 31, 1999.

(16)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000.

(17)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2000.

(18)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-KA for the period ended December 31, 2000.

(19)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-QA for the quarterly period ended June 30, 2001.

(20)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2001.

(21)	Incorporated by reference to exhibit number 10.1 to the Company’s Registration Statement on Form S-3 filed February 8, 2002.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 5, 2002.

SONUS PHARMACEUTICALS, INC.

Dated: March 5, 2002	By:	/s/ Michael A. Martino Michael A. Martino President, Chief Executive Officer and Director (Principal Executive Officer)

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

/s/ Michael A. Martino	President, Chief Executive	March 5, 2002
Officer and Director (Principal
Michael A. Martino	Executive Officer)

/s/ Richard J. Klein	Vice President, Finance and	March 5, 2002
Chief Financial Officer
Richard J. Klein	(Principal Financial and Accounting Officer)

/s/ George W. Dunbar, Jr.	Director, Co-Chairman of	March 5, 2002
the Board of Directors
George W. Dunbar, Jr.

/s/ Christopher S. Henney, Ph.D., D. Sc.	Director	March 5, 2002

Christopher S. Henney, Ph.D, D. Sc.

/s/ Robert E. Ivy	Director, Co-Chairman of	March 5, 2002
the Board of Directors
Robert E. Ivy

/s/ Dwight Winstead	Director	March 5, 2002

Dwight Winstead