Form 10-Q
period 2002-03-31
SONUS PHARMACEUTICALS INC
filed 2002-05-14
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO _____________

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 1, 2002

Common Stock, $.001 par value	13,650,998

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number

Part I. Financial Information
Item 1. Financial Statements
Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3
Statements of Operations (unaudited) for the three months ended March 31, 2002 and March 31, 2001	4
Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and March 31, 2001	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Market Risk	11
Part II. Other Information
Item 2. Changes in Securities and Use of Proceeds	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Items 1, 3, 5 and 6 are not applicable and therefore have been omitted
Signatures	12

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,928,484	$455,073
Marketable securities	22,177,207	14,668,841
Other current assets	345,678	343,057

Total current assets	25,451,369	15,466,971
Equipment, furniture and leasehold improvements, net of accumulated depreciation of $3,766,967 and $3,698,552	831,940	396,711

Total assets	$26,283,309	$15,863,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,326,861	$1,198,552
Current portion of lease obligations	18,712	—

Total current liabilities	1,345,573	1,198,552
Lease obligations, less current portion	106,525	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 13,638,169 and 11,650,797 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	55,953,453	43,302,286
Accumulated deficit	(31,090,548)	(28,676,864)
Accumulated other comprehensive income (loss)	(31,694)	39,708

Total stockholders’ equity	24,831,211	14,665,130

Total liabilities and stockholders’ equity	$26,283,309	$15,863,682

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues:
Contract and licensing revenue	$25,000	$1,095,528
Operating expenses:
Research and development	1,681,343	1,168,062
General and administrative	865,139	696,715

Total operating expenses	2,546,482	1,864,777

Operating loss	(2,521,482)	(769,249)
Interest income (expense):
Interest income	108,842	141,884
Interest expense	(1,044)	(10,208)

Total interest income, net	107,798	131,676

Loss before taxes	(2,413,684)	(637,573)
Taxes	—	100,000

Net loss	$(2,413,684)	$(737,573)

Basic and diluted net loss per share	$(0.18)	$(0.08)
Shares used in computation of basic and diluted net loss per share	13,264,017	9,202,917

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Operating activities:
Net loss	$(2,413,684)	$(737,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,415	80,767
Amortization of net premium (discount) on marketable securities	90,508	(8,550)
Realized losses on marketable securities	6,869	—
Changes in operating assets and liabilities:
Other current assets	(2,621)	(28,153)
Accounts payable and accrued expenses	128,309	124,933

Net cash used in operating activities	(2,122,204)	(568,576)
Investing activities:
Purchases of capital equipment and leasehold improvements	(503,644)	(18,906)
Purchases of marketable securities	(14,024,840)	(2,698,258)
Proceeds from sales of marketable securities	1,847,695	242,095
Proceeds from maturities of marketable securities	4,500,000	3,470,303

Net cash (used in) provided by investing activities	(8,180,789)	995,234
Financing activities:
Proceeds from lease obligations	125,237	—
Proceeds from bank line of credit	—	5,000,000
Repayment of bank line of credit	—	(5,000,000)
Proceeds from issuance of common stock	12,651,167	19,040

Net cash provided by financing activities	12,776,404	19,040

Increase in cash and cash equivalents for the period	2,473,411	445,698
Cash and cash equivalents at beginning of period	455,073	1,696,609

Cash and cash equivalents at end of period	2,928,484	2,142,307
Marketable securities at end of period	22,177,207	5,772,060

Total cash, cash equivalents and marketable securities	$25,105,691	$7,914,367

Supplemental cash flow information:
Interest paid	$1,044	$10,208
Income taxes paid	$—	$100,000

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

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 5, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires a change in accounting for goodwill and certain other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 is not applicable to the Company, as it has no goodwill or other intangible assets.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 had no impact on the Company’s results of operations or financial position.

2. Comprehensive Income (Loss)

	Three months ended March 31,

	2002	2001

Net income (loss)	$(2,413,684)	$(737,573)
Unrealized gains (losses) on marketable securities	(71,402)	7,984

Comprehensive income (loss)	$(2,485,086)	$(729,589)

3. Common Stock

     In January 2002, the Company sold 1.9 million shares of common stock in a private placement transaction for gross proceeds of $13.6 million ($12.5 million net of transaction costs). In connection with the placement, the Company issued warrants to purchase up to 385,800 shares of common stock. The warrants are exercisable at $9.40 per share and expire in January 2007.

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

     Certain of these risk factors are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Business Overview

     The Company is applying its expertise in drug delivery to make therapeutic drugs safer, easier to administer and more effective. The Company’s TOCOSOL™ drug delivery technology, a vitamin E-based oil-in-water emulsion, is broadly applicable to multiple drugs, diseases and dosage forms. We currently have a cancer therapy product, TOCOSOL Paclitaxel (formerly known as S-8184), in Phase 2 clinical trials, and we also have several active compounds under investigation in therapeutic areas that target cancer, cardiovascular disease, diabetes, and infection.

     The Company’s first application of its TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, TOCOSOL Paclitaxel. Paclitaxel is the active ingredient in the world’s leading cancer drug, Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung tumors. We filed an Investigational New Drug Application, or IND, for TOCOSOL Paclitaxel with the U.S. Food and Drug Administration (FDA) in September 2000 and initiated a Phase 1 human clinical study in December 2000. We expect to complete the Phase 1 study for TOCOSOL Paclitaxel by mid-2002. In March 2002, we initiated four Phase 2 studies for TOCOSOL Paclitaxel, to evaluate efficacy in non-small cell lung, ovarian, bladder and colorectal cancers in patients that have not previously had taxane chemotherapy treatments. We expect patient enrollment in these Phase 2 studies to continue through mid-2003.

     The objectives of the Phase 1 study for TOCOSOL Paclitaxel are to determine the side effect/toxicity profile, maximum tolerated dose, and pharmacokinetic profile and to evaluate for preliminary evidence of anti-tumor activity. To date, we have enrolled patients with a wide variety of cancers. Preliminary Phase 1 results suggest that TOCOSOL Paclitaxel may provide safety and convenience advantages for both patients and physicians including a reduction in side effects, a reduction or elimination of steroid premedications and a reduction in the administration time using a ready-to-use formulation in a single, quick injection administered in less than 15 minutes compared to the three-hour infusion of existing formulations of paclitaxel. Based on preclinical and clinical studies, we also believe there may be potential efficacy benefits of TOCOSOL Paclitaxel that may result from higher concentrations of the drug delivered to the tumor and higher sustained dose density within the tumor. In Phase 1 tests measuring levels of paclitaxel in blood, a bolus injection of TOCOSOL Paclitaxel resulted in higher peak drug concentrations, higher total drug exposure and slower clearance times compared with published literature for a three-hour infusion of Taxol. However, the Phase 1 study is primarily designed to evaluate safety and clinical pharmacology, not efficacy, and there can be no assurance that Phase 2 studies will demonstrate higher efficacy than currently marketed products.

     On April 8, 2002, the Company presented data from the Phase 1 study on TOCOSOL Paclitaxel at the American Association for Cancer Research Annual Meeting. As of that date, 36 patients were enrolled, 33 of which were evaluable, meaning that they were on study for at least six weeks and had at least two CT imaging scans to check the progress of their cancer. Of the 33 evaluable patients as of April 8, 2002, 12 patients had a tumor response to TOCOSOL Paclitaxel. Of these 12 patients, three had partial responses (tumor area reduction of more than 50%), two patients had minor responses (tumor area reduction of less than 50%) and seven patients had stable disease, meaning that their cancer progression has been halted. Of potential significance is that two of the three partial responses were further defined as durable partial responses, which is a reduction of 50% or more in tumor area for more than six months. These two patients both failed multiple other prior chemotherapy treatments, and one of the patients with non-small cell lung cancer had previously received both Taxol and Taxotere®, another taxane product. The other patient with a durable partial response has colorectal cancer, which is an indication where Taxol has not been historically effective. All of the patients in the Phase 1 study have advanced cancers and no other therapeutic options.

     Based on results to date, the maximum tolerated dose (MTD) has been determined to be at least as high as Taxol, which is dosed at 175 mg/m2 once every three weeks. Patient enrollment continues in the Phase 1 study to evaluate if a higher MTD can be reached. Dose limiting toxicities seen to date include myalgia (muscle aches), fatigue, and neutropenia (low white cell count). No Grade 3 or 4 neuropathy has been seen at doses up to 200 mg/m2. The Company will present additional data on the Phase 1 study for TOCOSOL Paclitaxel at the American Society of Clinical Oncology Annual Meeting to be held May 18-21, 2002.

     Phase 2 studies for TOCOSOL Paclitaxel were initiated in the late March of 2002. The Phase 2 program is designed to evaluate the efficacy of TOCOSOL Paclitaxel in specific tumor types. Our goal is to obtain a clear measure of efficacy with TOCOSOL Paclitaxel and to quickly determine the indications where the product shows the greatest efficacy. The first four Phase 2 studies will evaluate TOCOSOL Paclitaxel in non-small cell lung, ovarian, bladder and colorectal cancers using weekly dosing. These will be single agent, second line studies enrolling patients that have not previously had taxane chemotherapy treatments. Initial efficacy data is expected in the second half of 2002 and patient enrollment is expected to continue through mid-2003.

     In addition to TOCOSOL Paclitaxel, we are evaluating other products and additional therapeutic drug formulations to expand our TOCOSOL drug delivery technology. We currently have several active compounds under investigation in therapeutic areas that target cancer, cardiovascular disease, diabetes, and infection. In addition to injectable dosage forms, we are also seeing preliminary evidence supporting oral administration using the TOCOSOL technology platform in certain of these compounds. Our objective is to file two Investigational New Drug (IND) applications with the FDA by the end of 2002. Our investigation and research and development efforts on these are preliminary and we cannot give any assurance that any of these compounds will be successful or that INDs will be filed.

Results of Operations

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	Timing of payments under contractual and license agreements;

•	Entering into additional contractual agreements;

•	Timing and costs of clinical trials, legal matters and expenses related to product development; and

•	Timing of regulatory approvals.

     To date, our reported revenues have been derived from payments received under contractual and license agreements with third parties. Revenues were $25,000 for the first quarter of 2002 versus $1.1 million for the first quarter of 2001. The first quarter of the prior year included a $1.0 million non-refundable license fee payment received under our ultrasound contrast patent license agreement with Chugai Pharmaceutical Co. Ltd. (Chugai).

     Total operating expenses were $2.5 million for the first quarter of 2002 compared with $1.9 million for the first quarter of 2001. The increase in operating expenses from the prior year was primarily due to higher research and development expenses ($1.7 million in the first quarter of 2002 compared to $1.2 million in the first quarter of 2001). This increase was largely due to increased activity related to the manufacture and development of our lead cancer therapy product, TOCOSOL Paclitaxel, as the drug advances through clinical trials as well as increased personnel costs necessary to support new product development. General and administrative expenses were also higher ($865,000 in the first quarter of 2002 compared to $697,000 in the first quarter of 2001) primarily due to higher personnel costs.

     We anticipate total operating expenses for the next several quarters will increase over the first quarter of 2002 levels due to the recent initiation of the Phase 2 studies with TOCOSOL Paclitaxel as well as expanded new product development activities. Operating expenses for the full year 2002 are expected to be approximately $13.0 to $14.0 million.

     Interest income, net of interest expense of $1,000, was $108,000 for the first quarter of 2002 compared with $132,000, net of interest expense of $10,000, for the same period of the prior year. The decrease in net interest income was primarily due to significantly lower interest rates during the first quarter of 2002 offset partially by higher levels of invested cash in the current year.

     In the first quarter of 2001, we incurred Japanese withholding taxes of $100,000, representing 10% of the $1.0 million license fee paid by Chugai in January 2001.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. At March 31, 2002, we had cash, cash equivalents and marketable securities of $25.1 million compared to $15.1 million at December 31, 2001. The increase was primarily due to $12.5 million of net proceeds from a private placement of common stock in January 2002, offset in part by the net loss for the quarter of $2.4 million.

     We expect that our cash needs will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 2003. However, we will need additional funding to complete additional clinical trials and regulatory approval of TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements. Our future capital requirements depend on many factors including:

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

Item 3. Market Risk

     The market risk inherent in our marketable security portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2002, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     (c)  The following is a summary of transactions by the Company during the fiscal quarter ended March 31, 2002, involving sales of the Company’s securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

On January 18, 2002, the Company sold 1,929,000 shares of its common stock and warrants to purchase up to 385,800 shares of its common stock at an exercise price of $9.40 per share under the terms of a Securities Purchase Agreement to accredited investors in conformity with rule 506 under Regulation D and under Section 4 (2) of the Securities Act for an aggregate purchase price of approximately $13.6 million, resulting in net proceeds to the Company of approximately $12.5 million. The Company and the investors concurrently entered into a Registration Rights Agreement under which the Company has registered such 2,314,800 shares for resale under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 23, 2002. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1. Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Abstain

Michael A. Martino	9,736,157	37,903
George W. Dunbar, Jr.	9,736,127	37,933
Christopher S. Henney, Ph.D., D.Sc	9,206,127	567,933
Robert E. Ivy	9,737,027	37,033
Dwight Winstead	9,737,127	36,933

2. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002:

For: 9,754,682	Against: 5,993	Abstain: 13,385

Items 1, 3, 5 and 6 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC

Date: May 14, 2002	By:	/s/ Richard J. Klein
Richard J. Klein Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)