Form 10-Q
period 2002-06-30
SONUS PHARMACEUTICALS INC
filed 2002-08-13
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 6, 2002

Common Stock, $.001 par value	13,661,483

Page 1 of 13 Pages
Exhibit Index appears on Page 12

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

		Page
		Number

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3

	Statements of Operations (unaudited) for the three and six months ended June 30, 2002 and June 30, 2001	4

	Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and June 30, 2001	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Market Risk	12

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits and Reports on Form 8-K	12

Items 1, 2, 3 and 5 are not applicable and therefore have been omitted

Signatures		13

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash, cash equivalents and marketable securities	$22,107,593	$15,123,914
Other current assets	397,370	343,057

Total current assets	22,504,963	15,466,971
Equipment, furniture and leasehold improvements, net of accumulated depreciation of $3,862,268 and $3,698,552	1,295,511	396,711

Total assets	$23,800,474	$15,863,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,083,756	$1,198,552
Current portion of lease obligations	74,758	—

Total current liabilities	2,158,514	1,198,552
Lease obligations, less current portion	274,394	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 13,658,283 and 11,650,797 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	55,985,505	43,302,286
Accumulated deficit	(34,634,139)	(28,676,864)
Accumulated other comprehensive income (loss)	16,200	39,708

Total stockholders’ equity	21,367,566	14,665,130

Total liabilities and stockholders’ equity	$23,800,474	$15,863,682

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	$—	$91,188	$25,000	$1,186,716
Operating expenses:
Research and development	2,832,678	1,325,132	4,514,021	2,493,193
General and administrative	861,149	615,824	1,726,288	1,312,540

Total operating expenses	3,693,827	1,940,956	6,240,309	3,805,733

Operating loss	(3,693,827)	(1,849,768)	(6,215,309)	(2,619,017)
Interest income (expense):
Interest income	157,072	110,197	265,914	252,081
Interest expense	(6,836)	(3,650)	(7,880)	(13,858)

Total interest income, net	150,236	106,547	258,034	238,223

Loss before taxes	(3,543,591)	(1,743,221)	(5,957,275)	(2,380,794)
Taxes	—	—	—	100,000

Net loss	$(3,543,591)	$(1,743,221)	$(5,957,275)	$(2,480,794)

Basic and diluted net loss per share	$(0.26)	$(0.18)	$(0.44)	$(0.27)
Shares used in computation of basic and diluted net loss per share	13,649,379	9,507,221	13,456,693	9,355,069

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating activities:
Net loss	$(5,957,275)	$(2,480,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	163,716	154,348
Amortization of net premium (discount) on marketable securities	142,754	10,111
Realized losses on marketable securities	676	—
Noncash stock compensation expense	—	50,214
Changes in operating assets and liabilities:
Other current assets	(54,313)	(69,990)
Accounts payable and accrued expenses	885,204	1,447,401

Net cash used in operating activities	(4,819,238)	(888,707)

Investing activities:
Purchases of capital equipment and leasehold improvements	(1,062,516)	(24,507)
Purchases of marketable securities	(18,491,874)	(6,973,789)
Proceeds from sales of marketable securities	3,831,968	1,735,320
Proceeds from maturities of marketable securities	7,372,000	4,700,681

Net cash used in investing activities	(8,350,422)	(562,295)

Financing activities:
Proceeds from lease obligations	366,885	—
Payments on lease obligations	(17,733)	—
Proceeds from bank line of credit	—	5,000,000
Repayment of bank line of credit	—	(10,000,000)
Proceeds from issuance of common stock	12,683,219	4,462,582

Net cash provided by (used in) investing activities	13,032,371	(537,418)

Change in cash and cash equivalents for the period	(137,289)	(1,988,420)
Cash and cash equivalents at beginning of period	455,073	6,696,610

Cash and cash equivalents at end of period	317,784	4,708,190
Marketable securities at end of period	21,789,809	7,301,704

Total cash, cash equivalents and marketable securities	$22,107,593	$12,009,894

Supplemental cash flow information:
Interest paid	$7,880	$18,958
Income taxes paid	$—	$100,000

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

2. Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net Income (loss)	$(3,543,591)	$(1,743,221)	$(5,957,275)	$(2,480,794)
Unrealized gain (loss) on marketable securities	47,894	1,189	(23,508)	9,173

Comprehensive income (loss)	$(3,495,697)	$(1,742,032)	$(5,980,783)	$(2,471,621)

3. Common Stock

     In January 2002, the Company sold 1.9 million shares of common stock in a private placement transaction for gross proceeds of $13.6 million ($12.5 million net of transaction costs). In connection with the placement, the Company issued warrants to purchase up to 385,800 shares of common stock. The warrants are exercisable at $9.40 per share and expire in January 2007.

4. Cash, Cash Equivalents and Marketable Securities

     Cash, cash equivalents and marketable securities consist of the following:

	June 30,	December 31,
	2002	2001

Cash and cash equivalents	$317,784	$455,073
Marketable securities	21,789,809	14,668,841

	$22,107,593	$15,123,914

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

Business Overview

     The Company is applying its expertise in drug delivery to make therapeutic drugs safer, easier to administer and more effective. The Company’s TOCOSOL™ drug delivery technology, a Vitamin E based oil-in-water emulsion, is broadly applicable to multiple drugs, diseases and dosage forms. We currently have a cancer therapy product, TOCOSOL Paclitaxel (formerly known as S-8184), in Phase 2 clinical trials, and we also have several active compounds under investigation in therapeutic areas that target cancer, cardiovascular disease, diabetes and infection. We plan to file an Investigational New Drug Application (IND) on one of these compounds in late 2002.

     The Company’s first application of its TOCOSOL drug delivery technology is an injectable paclitaxel emulsion formulation, TOCOSOL Paclitaxel. Paclitaxel is the active ingredient in the world’s leading cancer drug, Taxol® (the Bristol-Myers Squibb product), which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung tumors. We filed an Investigational New Drug Application, or IND, for TOCOSOL Paclitaxel with the U.S. Food and Drug Administration (FDA) in September 2000 and initiated a Phase 1 human clinical study in December 2000. The Company has completed the Phase 1 study and TOCOSOL Paclitaxel is currently being studied in four Phase 2 studies to evaluate efficacy in non-small cell lung, ovarian, bladder and colorectal cancers.

     The Company completed its Phase 1 study in May 2002 after enrolling a total of 37 patients. The objectives of the Phase 1 study were to determine the maximum tolerated dose of TOCOSOL Paclitaxel and to evaluate safety. Preliminary Phase 1 results suggest that TOCOSOL Paclitaxel may provide safety and convenience advantages for both patients and physicians including a reduction in side effects, steroid premedications and administration time using a ready-to-use formulation in a single, quick injection administered in less than 15 minutes compared to the three-hour infusion of existing formulations of paclitaxel. Based on preclinical and clinical studies, we also believe there may be potential efficacy benefits of TOCOSOL Paclitaxel that may result from higher concentrations of the drug delivered to the tumor and higher sustained dose density within the tumor. In Phase 1 tests measuring levels of paclitaxel in blood, a quick injection of TOCOSOL Paclitaxel resulted in higher peak drug concentrations, higher total drug exposure and slower clearance times compared with published literature for a three-hour infusion of Taxol.

     Anti-tumor activity observed in the Phase 1 study, defined as partial responses, minor responses and stable disease, was demonstrated in 15 out of 36 evaluable patients. The maximum tolerated dose (MTD) in the Phase 1 study was determined to be 200 mg/m2 for administration once every three weeks, which compares to the standard dose of Taxol at 175 mg/m2 once every three weeks. Dose limiting toxicities seen in the Phase 1 study include myalgia (muscle aches), fatigue, and neutropenia (low white cell count). No Grade 3 or 4 neuropathy was seen at doses up to 200 mg/m2. All of the patients in the Phase 1 study had advanced cancers and no other therapeutic options.

     Phase 2 studies for TOCOSOL Paclitaxel were initiated in March of 2002. The Phase 2 program is designed to evaluate the efficacy of TOCOSOL Paclitaxel in specific tumor types. Our goal is to obtain a clear measure of efficacy with TOCOSOL Paclitaxel and to quickly determine the indications where the product shows the greatest efficacy. The first four Phase 2 studies will evaluate TOCOSOL Paclitaxel in non-small cell lung, ovarian, bladder and colorectal cancers using weekly dosing of TOCOSOL Paclitaxel. Each Phase 2 study will begin with a dose escalation phase to determine the MTD of TOCOSOL Paclitaxel. Weekly dose levels to be studied include 80, 100 and 120 mg/m2. The MTD will be determined separately for each of the four studies. These will be single agent, second line studies enrolling patients that have not previously had taxane chemotherapy treatments. Initial efficacy data is expected in the third quarter of 2002 and patient enrollment is expected to continue through mid-2003.

     As of early July 2002, a total of 72 patients had been enrolled in the four Phase 2 studies (18 per study). MTD in the colorectal study has been determined at 120 mg/m2 per week, which corresponds to 360 mg/m2 over a three-week period. As a comparison, the standard dose of Taxol is 175 mg/m2 once every three weeks. MTD data for the other three Phase 2 studies is expected by the end of the third quarter 2002. Based on Phase 2 data to date from 39 of the 72 patients enrolled, there has not been a single case of any grade of neuropathy reported at any dose. Neuropathy, which is a numbness or tingling in the hands and feet, is a side effect commonly seen with Taxol and often limits a patient’s ability to stay on therapy. Another side effect experienced with Taxol is neutropenia, a decrease in the white cell count. In the Phase 2 studies to date, results show that the rate of neutropenia for TOCOSOL Paclitaxel has been one third of that described in the Taxol package insert, which is based on once per three week dosing.

     In addition to TOCOSOL Paclitaxel, we are evaluating other products and additional therapeutic drug formulations to expand our TOCOSOL drug delivery technology platform. We currently have several active compounds under investigation in therapeutic areas that target cancer, cardiovascular disease, diabetes and infection. In addition to injectable dosage forms, we are also seeing preliminary evidence supporting oral administration using the TOCOSOL technology platform in certain of these compounds. Our near-term objective is to file one Investigational New Drug (IND) application with the FDA by the end of 2002. Our research and development efforts on potential new products are preliminary and we cannot give any assurance that our efforts will be successful or that any INDs will be filed.

     In June 2002, the Company entered into a manufacturing and supply agreement with Gensia Sicor Pharmaceuticals, Inc. for TOCOSOL Paclitaxel. The agreement provides the Company with a reliable manufacturer of the product for future clinical studies and commercialization requirements. Sonus and Gensia Sicor will collaborate to scale and validate the manufacturing process over the next 6 to 12 months.

Results of Operations

     Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	Entering into additional contractual agreements and timing of payments under contractual and license agreements with third-parties;

•	Timing and costs of product development, clinical trials and patent prosecution; and

•	Timing of regulatory approvals.

     Historically, our reported revenues have been derived from payments received under contractual and license agreements with third parties. The Company reported no revenue in the second quarter of 2002 compared to $91,000 for the second quarter of 2001. Revenues for the second quarter of the prior year represent royalty income under a prior agreement with Nycomed Amersham plc. For the six months ended June 30, 2002, revenue was $25,000 compared to $1.2 million for the prior year period. Included in 2001 is a $1.0 million non-refundable license fee payment received under an ultrasound contrast patent license agreement with Chugai Pharmaceutical Co. Ltd.

     Total operating expenses were $3.7 million for the second quarter of 2002 compared with $1.9 million for the prior year. The increase in operating expenses from the prior year was primarily due to higher research and development expenses ($2.8 million in the second quarter of 2002 compared to $1.3 million in the second quarter of 2001). This planned increase was largely due to increased activity related to the manufacture, development and clinical testing of our lead cancer therapy product, TOCOSOL Paclitaxel, as the drug advances through phase 2 clinical trials as well as increased costs to support new product development. General and administrative expenses were also higher ($861,000 in the second quarter of 2002 compared to $616,000 in the second quarter of 2001) primarily due to higher personnel and consulting costs. For the first six months of 2002, total operating expenses were $6.2 million compared to $3.8 million for the prior year period. The increase reflects the advancement of our lead product, TOCOSOL Paclitaxel, into phase 2 clinical trials, continued development of additional new drug compounds and higher personnel costs as we expand our operations.

     We anticipate that total operating expenses for the next several quarters will be consistent with or slightly higher than the second quarter of 2002 as we continue to invest in current and future product development activities. Net cash burn for the full year 2002 is expected to be approximately $13.0 to $14.0 million.

     Net interest income was $150,000 and $258,000 for the three and six months ended June 30, 2002 compared with $107,000 and $238,000 for the same periods in 2001. The increase in net interest income was primarily due to higher levels of invested cash in the current year, offset partially by lower interest rates.

     Net loss for the second quarter of 2002 was $3.5 million, compared with a net loss of $1.7 million for the same period of the prior year. Net loss for the six months ended June 30, 2002 was $6.0 million compared with a net loss of $2.5 million for the same period of the prior year.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. At June 30, 2002, we had cash, cash equivalents and marketable securities of $22.1 million compared to $15.1 million at December 31, 2001. The increase was primarily due to $12.5 million of net proceeds from a private placement of common stock in January 2002, offset in part by the year-to-date net loss of $6.0 million.

     In June 2002, the Company entered into a manufacturing and supply agreement with Gensia Sicor Pharmaceuticals, Inc. for TOCOSOL Paclitaxel. Sonus and Gensia Sicor will collaborate to scale and validate the manufacturing process, and Sonus expects to spend approximately $1.5 million over the next 6 to 12 months for the dedicated equipment and technology transfer to support these activities. Approximately $1.0 million is expected to be incurred during the second half of this year and is included in the Company’s previously disclosed projected 2002 net cash burn of $13.0 to $14.0 million.

     We expect that our cash requirements will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs including technology transfer costs related to our manufacturing and supply agreement, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through 2003. However, we will need additional funding to complete late stage clinical trials and regulatory approval of TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements. Our future capital requirements depend on many factors including:

•	The progress of our research and development programs and clinical trials;

•	The time and costs required to complete clinical trials and obtain regulatory approvals;

•	The ability to raise additional funds through debt and/or equity financing;

•	The ability to attract and retain collaborative agreement partners;

•	The time and costs required to complete the technology transfer associated with manufacturing and supply agreements;

•	The ability to obtain funding under contractual and licensing agreements; and

•	The costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

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

•	Revenue Recognition. Since inception, the Company has generated revenues from collaborative agreements, licensing fees and from the assignment of developed and patented technology. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. The Company recognizes revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items including personnel costs, supplies, depreciation and other indirect research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for research and/or clinical trial activities, costs are expensed the earlier of when amounts are due or when services are performed.

Item 3. Market Risk

     The market risk inherent in our short-term investment portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2002, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     Information regarding matters submitted to a vote of security holders at our annual meeting of stockholders held on April 23, 2002, is set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

4.3	First Amendment to Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation. (1)

10.52+	Manufacturing and Supply Agreement by and between the Company and Gensia Sicor Pharmaceutical Sales, Inc., dated June 26, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment is being sought for certain portions of this Exhibit, as indicated by a “[*]” symbol and footnoted as “omitted pursuant to Rule 24b-2 and filed separately with the Commission.” Such omitted portions have been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit number 2.1 to the Company’s filing on Form 8-A12G/A dated July 25, 2002.

     (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: August 13, 2002	By:	/s/ Richard J. Klein

Richard J. Klein Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)