Form 10-K
period 2002-12-31
SONUS PHARMACEUTICALS INC
filed 2003-03-10
CIK 949858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

     ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Or

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $27,846,886 based on the closing sales price of $2.09 per share of the Common Stock as of such date, as reported by The Nasdaq National Market. As of February 25, 2003, 13,691,547 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2003 Annual Meeting of Stockholders to be held on April 30, 2003 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

PART I
ITEM 1. BUSINESS
Overview
TOCOSOL Drug Delivery Technology
Products Under Development
Market Overview
Manufacturing
Research and Development
Government Regulations — Drug Approval Process
Competition
Patents and Proprietary Rights
Product Liability
Employees
Certain Factors That May Affect Our Business and Future Results
Availability of SEC Filings
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

Sonus Pharmaceuticals, Inc.

PART I

ITEM 1. BUSINESS

Overview

     Sonus Pharmaceuticals is applying its novel TOCOSOL™ drug delivery technology to formulate therapeutic drugs to make them easier to administer, safer and more effective. Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely used anticancer drugs. We are also developing a number of additional product candidates utilizing the TOCOSOL technology in applications to treat cancer and other serious disease.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of certain categories of therapeutic drugs. Development of drugs with TOCOSOL may result in products that have a decreased incidence of side effects, improved dosing convenience and equivalent or better efficacy. TOCOSOL is broadly applicable to a variety of drugs and diseases. The initial application of our TOCOSOL technology uses tocopherol (vitamin E) and tocopherol derivatives to solubilize and stabilize drugs for optimal delivery. Our three-part strategy for the application of the TOCOSOL drug delivery technology is:

•	Develop products that are proprietary to Sonus;

•	License drug delivery technology to other pharmaceutical companies to formulate new classes of active compounds or to extend product life cycles of existing approved drugs; and

•	Expand the versatility of the TOCOSOL technology to apply to new therapeutic uses and dosage forms.

Products Under Development

     TOCOSOL Paclitaxel (paclitaxel injectable emulsion; S-8184). Our first product utilizing the TOCOSOL drug delivery technology is a ready-to-administer injectable paclitaxel emulsion formulation. Paclitaxel is the active ingredient in one of the world’s leading cancer drugs, Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. We have concluded a Phase 1 study for TOCOSOL Paclitaxel and the product is currently under study in Phase 2 clinical trials to evaluate safety and efficacy in non-small cell lung, ovarian, and bladder cancers. A Phase 2 trial in colorectal cancer was terminated in October 2002 due to insufficient indications of efficacy. We have also demonstrated that TOCOSOL Paclitaxel can be administered to patients in 15 minutes as a concentrated emulsion, instead of the typical three-hour infusion that is required with the currently marketed paclitaxel products. We announced the issuance of the initial United States patent covering TOCOSOL Paclitaxel and our TOCOSOL drug delivery technology platform in October 2002 and a second in November 2002.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 after enrolling a total of 37 evaluable patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancer, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every 3 weeks to such patients.

     In the Phase 1 study, 30 patients of the 37 enrolled patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) in the Phase 1 study was estimated to be 200 mg/m2 every three weeks, similar to the approved dose of Taxol® of 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers refractory to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses (estimated reduction in tumor cross-sectional area > 50% for at least 4 weeks) during the course of the study, including four patients who had previously been treated with other taxane chemotherapies. Dose limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low white cell count). No Grade 3 or Grade 4 neuropathy (damage to the peripheral nerves resulting in altered sensation) was seen at or below the estimated MTD levels.

     We initiated four Phase 2 studies for TOCOSOL Paclitaxel in March of 2002. The Phase 2 trials are designed to evaluate the safety and efficacy of TOCOSOL Paclitaxel in specific tumor types. Our goal is to estimate the efficacy of TOCOSOL Paclitaxel in selected tumor types and to quickly determine the indications in which the product may show the greatest efficacy. The Phase 2 studies are evaluating TOCOSOL Paclitaxel in non-small cell lung, ovarian and bladder cancers using weekly dosing of the product. A study in colorectal cancer was closed to enrollment in October 2002, due to insufficient indications of efficacy in that disease. These are single agent, open label studies enrolling patients who have had progressive disease despite prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2 study began with a dose escalation phase to estimate the MTD of TOCOSOL Paclitaxel using weekly doses of 80, 100 and 120 mg/m2, after which the number of additional patients at the estimated MTD was increased sufficiently to allow appropriate statistical analysis of efficacy.

     We have completed the dose escalation stage for all of the Phase 2 studies. The weekly MTDs estimated for TOCOSOL Paclitaxel were 120 mg/m2 in the non-small cell lung, ovarian and colorectal studies and 100 mg/m2 in the bladder study. These weekly doses of TOCOSOL Paclitaxel represent cumulative doses of 300 mg/m2 to 360 mg/m2 over each three-week period. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 28%, which compares favorably to what has been seen following treatment with Taxol® in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 7% (no patients have experienced Grade 4 peripheral neuropathy), which also compares favorably to the reported experience with approved taxane products.

     As of February 2003, 119 patients have been enrolled in the Phase 2 studies, including 23 in the ovarian study, 43 in the non-small cell lung study, 25 in the bladder study and 28 in the colorectal study. We have completed enrollment in the non-small cell lung cancer study and continue to enroll additional patients in the ovarian and bladder cancer studies. In the ovarian cancer study, 19 of the 23 patients enrolled are now evaluable for anti-tumor effect. Six of the patients were reported as having objective partial responses (estimated reduction in tumor cross-sectional area > 50% for at least 4 weeks) and another six were reported as having stable disease (no increase in tumor size). In the non-small cell lung cancer study, 22 of the 43 patients enrolled are evaluable for anti-tumor effect. Four of the 22 patients have had objective partial responses and another 13 were reported as having stable disease. In the bladder cancer study, 15 of the 25 patients enrolled are evaluable for anti-tumor effect. Five of the patients were reported as having objective partial responses and another 10 were reported as having stable disease. In the colorectal cancer study, 29 patients have been enrolled, treated and assessed. One patient had a partial response. Based on pre-defined criteria regarding indications of efficacy, the colorectal study was closed to enrollment in October 2002. The results of the Phase 2 clinical trials are preliminary at this time and may or may not be indicative of the final results upon completion of the studies.

     Given the progress to date in the clinical program with TOCOSOL Paclitaxel, we are focusing on regulatory strategies that maximize the value of the product and minimize the time required to bring it to market. We are currently consulting with the FDA to seek concurrence with our regulatory strategy. Following clarification from the FDA, we will be prepared to begin the registrational trials that will serve as the basis for approval for our New Drug Application.

     TOCOSOL Camptothecin (camptothecin injectable emulsion; S-9148). Our second product utilizing the TOCOSOL drug delivery technology is a novel injectable formulation of camptothecin. There are currently two marketed water-soluble or hydrophilic camptothecin analogs that are based on a chemically modified camptothecin molecule. Irinotecan® is indicated for treatment of colorectal cancer and Topotecan® is indicated for treatment of ovarian and non-small cell lung cancer. We filed an Investigational New Drug Exemption application, or IND, for TOCOSOL Camptothecin in late 2002. We are currently in the process of responding to questions from the FDA related to this IND, and we expect to answer these questions in a timely manner. Our objective is to position TOCOSOL Camptothecin to begin Phase 1 clinical studies when financial resources permit.

     Consistent with our strategy to develop a pipeline of proprietary new formulations of drug candidates, we are evaluating a variety of therapeutic drug formulations utilizing our TOCOSOL drug delivery technology. We currently have formulations under investigation in areas that target cancer and other serious diseases. Our research and development efforts on these are preliminary and we cannot give any assurance that any of these compounds will be successful or that INDs will be filed.

Market Overview

     Our products are for the most part in the early to middle stages of development and it is difficult to evaluate the potential markets for these products as the areas of potential application are diverse and specific applications are yet to be determined. Overall, we operate in the drug delivery market sector. The drug delivery market is reported to be nearly $40 billion. Of that, approximately 75% is dedicated to the development of oral and injectable dosage forms. Our initial products under development would address a small fraction of this market. Drug delivery technology serves an increasingly important need in pharmaceutical development. The major pharmaceutical companies face an extremely competitive market, are under increasing pressure to introduce new products, and are facing loss of patent protection for a significant number of major revenue-producing drugs in their portfolios. We believe that new drug delivery technologies provide opportunities for overcoming formulation challenges with promising active pharmaceutical ingredients, for establishing product differentiation, for extending product life cycles, and for providing additional patent protection for key products.

     Our lead product, TOCOSOL Paclitaxel, is a cancer therapy drug. It is currently under evaluation in Phase 2 clinical studies. Paclitaxel, the active ingredient in TOCOSOL Paclitaxel, is part of the taxane class of chemotherapy drugs, which generate annual worldwide sales in excess of $2 billion. Cancer is characterized by rapid, uncontrolled cell division resulting in the growth of an abnormal mass of cells generally referred to as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. As these tumors grow, they cause damage to the surrounding tissue and organs and commonly result in death if left untreated. Cancer is believed to occur as a result of a number of hereditary and environmental factors. According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. Approximately 557,000 Americans are expected to die of cancer in 2003. The National Institutes of Health estimated the direct medical cost of cancer to be $61 billion in 2002.

Manufacturing

     We are currently conducting developmental studies and analytical testing at our facilities in Bothell, Washington as part of our ongoing research and development. Historically, we utilized the University of Iowa as the Food & Drug Administration (FDA)-certified institution to manufacture TOCOSOL Paclitaxel and other products under current Good Manufacturing Practice (GMP) requirements for our use in preclinical and clinical studies. We are currently in the process of scaling the drug manufacturing process for TOCOSOL Paclitaxel with Gensia Sicor Pharmaceuticals, Inc. based on a manufacturing agreement that we entered into in mid-2002 and we anticipate completion of this project in 2003. We entered into a supply agreement with Indena SpA for the supply of GMP grade paclitaxel, which is the active pharmaceutical ingredient in TOCOSOL Paclitaxel, in early 2002.

Research and Development

     We currently conduct research and development activities at our facilities in Bothell, Washington. We also engage in certain research, preclinical studies and clinical development efforts at third party laboratories and other institutions. Our primary research and development efforts are currently directed at the development and application of the TOCOSOL drug delivery technology with respect to TOCOSOL Paclitaxel, TOCOSOL Camptothecin and other compounds to which the technology can bring advantage.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat cancer and other serious disease. We estimate the costs associated with research and preclinical programs and clinical development programs to be the following (in millions):

	2002	2001	2000

Research and preclinical programs	$5.0	$3.6	$2.8
Clinical development programs	$4.0	$1.6	$0.9

Total research and development	$9.0	$5.2	$3.7

     Because of the number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. We manage our projects by reviewing scientific data and by supplementing this data with our cost allocations. Our cost allocations are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into product candidates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of research and development spending trends.

Government Regulations – Drug Approval Process

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

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

(i)	Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

(ii)	Submission to the FDA of an Investigational New Drug Exemption application, or IND, which must become effective before human clinical trials may commence;

(iii)	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application(s);

(iv)	Submission to the FDA of a New Drug Application, or NDA, which application is not automatically accepted by the FDA for consideration; and

(v)	FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

     Preclinical studies include laboratory evaluation of the active drug substance and its formulation and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

     Clinical trials involve the administration of the investigational drug to healthy volunteers and/or to patients under the supervision of a qualified principal investigator. In the case of cytotoxic drugs, such as TOCOSOL Paclitaxel or TOCOSOL Camptothecin, all clinical trials are conducted only in eligible patients with advanced cancers. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the

FDA as part of the IND. Each clinical study is approved and monitored by an independent Institutional Review Board or Ethics Committee who consider, among other things, ethical factors, informed consent documents, the safety of human subjects and the possible liability of the institution conducting a clinical study. The Institutional Review Board or Ethics Committee may require changes in protocol, which may delay initiation or completion of the study.

     Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase 1, the initial introduction of the drug to humans, the drug is tested for safety and clinical pharmacology. Phase 2 trials involve more detailed evaluation of the safety and efficacy of the drug in patients with the disease or condition being studied. Phase 3 trials consist of large scale evaluations of safety and efficacy and typically require multiple clinical trial sites.

     The process of completing clinical testing and obtaining FDA approval for a new product takes a number of years and requires the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing clinical trials. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-market testing and surveillance programs to monitor the drug’s side effects.

     Marketing of pharmaceutical products outside of the U.S. is subject to regulatory requirements that vary from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency, or EMEA.

     The level of regulation outside of the U.S. and European Union varies widely. The time required to obtain regulatory approval from regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain markets, reimbursement may be subject to governmentally mandated prices.

     Many of the chemicals and compounds used in our research and development efforts are classified as hazardous materials under applicable federal, state and local environmental laws and regulations. We are subject to regulations under state and federal law regarding occupational safety, laboratory practices, handling and disposing of chemicals, environmental protection and hazardous substance control. We also will be subject to other possible future regulations of local, state, federal and other jurisdictions.

Competition

     The healthcare industry in general is characterized by extensive research efforts, rapid technological change and intense competition. We believe that other pharmaceutical companies will compete with us in areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of products that could potentially compete with ours. Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved products. Some of these product candidates are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before TOCOSOL Paclitaxel. We expect that competition will be based on safety, efficacy, ease of administration, breadth of approved indications, price, reimbursement and physician and patient acceptance.

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

     Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. To date, we have filed 23 patent applications in the U.S. pertaining to our TOCOSOL drug delivery technology and related systems as well as counterpart filings in Europe and key countries in Asia and Latin America. During 2002, the United States Patent and Trademark Office issued two patents to us related to TOCOSOL Paclitaxel and the TOCOSOL Drug Delivery System. All other patent applications are currently in process and have not been issued by the United States Patent and Trademark Offices or foreign counterpart agencies, although we have received notice of allowable claims in certain applications.

     The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation or administrative proceedings may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. A significant portion of our drug delivery products is based upon extending the effective patent life of existing products through the use of our proprietary technology. See “Certain Factors That May Affect Our Business and Future Results – If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.”

     Our commercial success will depend in part on not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors or others will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business, financial condition and results of operations. See “Certain Factors That May Affect Our

Business and Future Results – Our commercial success will depend in part on not infringing patents issued to competitors.”

     We have obtained registrations for our mark and corporate name SONUS and are pursuing registration of our mark TOCOSOL, in the U.S. and certain other countries. There can be no assurance that the registered or unregistered trademarks or trade names of our company will not infringe upon third party rights or will be acceptable to regulatory agencies.

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

Product Liability

     The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We maintain liability insurance for possible claims arising from the use of our products in clinical trials with limits of $5.0 million per claim and in the aggregate. Although we have never been subject to a product liability claim, there can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations. If any of our products under development gain marketing approval from the FDA, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

Employees

     As of February 25, 2003, we had 37 employees, 26 engaged in research and development, regulatory, clinical and manufacturing activities, and 11 in business operations and administration. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

Certain Factors That May Affect Our Business and Future Results

     If we fail to develop products, then we may never realize revenue from product commercialization.

     A key element of our business strategy is to utilize our technologies for the development and commercialization of products that utilize our drug delivery technology. The initial application of our drug delivery technology, TOCOSOL, is a novel approach to the formulation of water insoluble compounds for therapeutic applications. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to demonstrate the efficacy of our products, or commercialize any products developed with our technology. There can be no assurance that TOCOSOL Paclitaxel or any of our other current products under development or any future products will be safe or efficacious.

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

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of December 31, 2002, our accumulated deficit totaled $40.3 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which will not occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	The timing and costs of clinical trials and regulatory approvals;

•	Entering into new collaborative or product license agreements;

•	The timing of payments, if any, under collaborative partner agreements; and

•	Costs related to obtaining, defending and enforcing patents.

     Governmental regulatory requirements are lengthy and expensive and failure to obtain necessary approvals will prevent us or our partners from commercializing a product.

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

     Our drug delivery products are subject to significant uncertainty because they are in the early stages of development and are subject to regulatory approval. We filed an Investigational New Drug Exemption application, or IND, with the FDA for TOCOSOL Paclitaxel in September 2000 and completed the Phase 1 clinical study for this product in August 2002. In March 2002, we initiated the first four Phase 2 clinical trials for TOCOSOL Paclitaxel. Included in this first group of Phase 2 clinical trials was a trial in colorectal cancer that was terminated in October 2002 due to insufficient indications of efficacy. There can be no assurance that the clinical studies will demonstrate that TOCOSOL Paclitaxel will be safe or efficacious or that we will file a new drug application. We are also currently engaged in the development of a formulation of camptothecin using our TOCOSOL drug delivery technology. We filed an IND for TOCOSOL Camptothecin with the FDA in late 2002 and are currently in the process of responding to certain questions from the FDA. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

     We depend on third parties for funding, clinical development, manufacturing and distribution.

     We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. We currently do not have any arrangements with third parties in place, which will provide any funding to the Company. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, manufacturing, marketing, sales and/or distribution, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any potential partner may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner. In connection with the manufacturing scale-up project for TOCOSOL Paclitaxel, we signed a manufacturing agreement with Gensia Sicor Pharmaceuticals, Inc. in July 2002 for the manufacturing of clinical and commercial supplies of TOCOSOL Paclitaxel.

     We will need additional capital in the future, and if it is not available on terms acceptable to us, or at all, we may need to scale back our development and commercialization activities.

     Our development efforts to date have consumed and will continue to require substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements and from the assignment of substantially all of our ultrasound contrast intellectual property. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through approximately the second quarter of 2004. However, we will need substantial additional capital to complete the development of TOCOSOL Paclitaxel as well as other product candidates and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

•	Our ability to obtain funding from third parties under contractual agreements;

•	Our progress on research and development programs and clinical trials;

•	The time and costs required to gain regulatory approvals;

•	The costs of manufacturing our products;

•	The costs of marketing and distributing our products, if approved;

•	The costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	The status of competing products; and

•	The healthcare payer acceptance and third-party reimbursement of our products, if approved.

     Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we will have to substantially reduce our expenditures, scale back our development of new products or license to others products that we otherwise would seek to commercialize ourselves and explore other strategic alternatives.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million, or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of December 31, 2002, we had stockholders’ equity of $15.7 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

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

     The healthcare industry in general is characterized by extensive research efforts and rapid technological change. Competition in the development of pharmaceutical products is intense and expected to increase. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of our products. Success in these fields will be based primarily on:

•	Efficacy;

•	Safety;

•	Price;

•	Ease of administration;

•	Breadth of approved indications; and

•	Physician, healthcare payer and patient acceptance.

     Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. In addition, Aventis has a docetaxel product, Taxotere™, which is similar to paclitaxel and is marketed for the treatment of breast and non-small cell lung cancers. As a result of the increased competition, the price for paclitaxel products has been falling.

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

     We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery products. Currently, Indena SpA is our primary supplier of paclitaxel, the main ingredient in TOCOSOL Paclitaxel. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. Gensia Sicor Pharmaceuticals, Inc. is our primary manufacturer of TOCOSOL Paclitaxel for clinical studies and has also agreed to manufacture TOCOSOL Paclitaxel for commercialization. We previously manufactured clinical supplies of TOCOSOL Paclitaxel at GMP certified contract laboratories. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. If there are problems associated with the commercial scale-up of TOCOSOL Paclitaxel, it could delay our research and development efforts as well as the time it takes to commercialize our products, which could materially adversely affect our business, financial condition and results of operations.

     If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. To date, we have two United States patents issued and 23 patent applications filed in the United States pertaining to our TOCOSOL drug delivery technology as well as counterpart filings in Europe and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

     Since we use hazardous materials in our business, we may be subject to claims relating to improper handling, storage or disposal of these materials.

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Availability of SEC Filings

     All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of certain of its most recent reports available through its website at www.sonuspharma.com as soon as reasonably practicable after filing such material with the SEC.

ITEM 2. PROPERTIES

     We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle, Washington. The lease expiration date is July 2007 and includes an option to extend the term of the lease for three years. We believe that this facility will be adequate to meet our projected needs for the foreseeable future and that our monthly rent is reflective of current market rates.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK

     Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 21, 2003, there were 180 stockholders of record and approximately 6,000 beneficial stockholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq for the eight quarters ended December 31, 2002 are as follows:

	High	Low

2002
First Quarter	$8.59	$4.23
Second Quarter	7.17	1.87
Third Quarter	2.95	1.30
Fourth Quarter	3.23	1.14
2001
First Quarter	$3.25	$0.53
Second Quarter	3.80	0.94
Third Quarter	4.60	2.60
Fourth Quarter	8.80	3.40

ITEM 6. SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$25	$8,749	$408	$12,050	$5,100
Operating expenses	$12,199	$8,532	$7,641	$12,088	$17,012
Net income (loss)	$(11,636)	$542	$(2,147)	$435	$(11,173)
Net income (loss) per share:
Basic	$(0.86)	$0.05	$(0.23)	$0.05	$(1.30)
Diluted	$(0.86)	$0.05	$(0.23)	$0.05	$(1.30)
Shares used in calculation of net income (loss) per share
Basic	13,564	10,288	9,146	8,836	8,622
Diluted	13,564	11,048	9,146	8,969	8,622

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$16,334	$15,124	$8,462	$11,804	$11,955
Total assets	$17,934	$15,864	$14,310	$18,089	$18,818
Long-term liabilities	$272	$—	$—	$—	$2,049
Stockholders’ equity	$15,724	$14,665	$8,509	$10,048	$7,495

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

See “Business – Certain Factors That May Affect Our Business and Future Results.”

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

Business Overview

     Sonus Pharmaceuticals is a drug reformulation company focusing on the optimization of therapeutic drugs to treat cancer and other serious disease. We are developing a number of potential product candidates utilizing our proprietary TOCOSOL™ drug delivery technology. The development of therapeutic drugs with TOCOSOL may result in products that can be delivered more conveniently, safely and effectively. Our lead cancer product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel; one of the world’s most widely used anticancer drugs.

Results of Operations

     As of December 31, 2002, our accumulated deficit was approximately $40.3 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Years Ended December 31, 2002 and December 31, 2001

     Historically, our reported revenues have been derived from payments received under contractual and license agreements with third parties. Revenues for the year ended December 31, 2002 were $25,000 compared to $8.7 million in 2001. Revenues from 2001 primarily resulted from the assignment of substantially all of our ultrasound contrast intellectual property to Nycomed for $6.5 million and payments received under our license agreement with Chugai of $2.0 million. Monetizing the remaining value of the ultrasound contrast intellectual property was a key goal in 2001 as we transitioned to a drug delivery strategy. Revenues in 2003 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Research and development (R&D) expenses were $9.0 million for the year ended December 31, 2002 compared to $5.2 million in the prior year. This planned increase reflects continued activity related to the manufacture, development and clinical testing of our lead cancer therapy product, TOCOSOL Paclitaxel, as the drug advances through Phase 2 clinical trials as well as increased costs to support new product development. We expect R&D expenses to continue to increase as we continue clinical trials for TOCOSOL Paclitaxel and advance product development efforts relating to other potential applications of our drug delivery platform.

     General and administrative expenses were $3.2 million for the year ended December 31, 2002, or slightly below the prior year expense of $3.3 million.

     Total operating expenses in 2003 are expected to be in line with 2002 levels as we continue development of our TOCOSOL drug delivery products. We estimate that R&D spending will comprise approximately 75% of the anticipated spending in 2003. A significant portion of the R&D spending will be devoted to further development of TOCOSOL Paclitaxel including continued work on the Phase 2 studies and commencement of the registrational clinical program. These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies, changes in FDA requirements, increased material costs and other factors. Additionally, we may be required to reduce our anticipated R&D expenses if additional financing is not available in 2003.

     Interest income, net of interest expense, was $437,000 for the year ended December 31, 2002 compared with $526,000 for the prior year. The decrease in net interest income was primarily due to lower interest rates during 2002 over the same period in 2001 and higher interest expense related to increased capital lease activity in 2002 offset partially by higher cash balances.

     Income taxes reflect a one-time tax benefit of $101,000 primarily related to regulatory changes in federal tax regulations in early 2002. In 2001, we reported income tax expense of $200,000 related to international withholding taxes paid on licensing payments received from Chugai.

Years Ended December 31, 2001 and December 31, 2000

     Revenues for the year ended December 31, 2001 were $8.7 million compared to $408,000 in 2000. The increase was primarily the result of the assignment of substantially all of our ultrasound contrast intellectual property to Nycomed for $6.5 million and payments received under our license agreement with Chugai of $2.0 million.

     Research and development (R&D) expenses were $5.2 million for the year ended December 31, 2001 compared to $3.7 million in 2000. The increase was primarily related to the further development and Phase 1 study of TOCOSOL Paclitaxel and the related increase in spending on clinical trials as well as increases in headcount costs associated with the expansion of our R&D group.

     General and administrative expenses were $3.3 million for the year ended December 31, 2001 compared with $3.9 million in 2000. The decrease was due primarily to the reduction of legal costs as a result of the favorable patent litigation settlement in May 2000.

     Interest income, net of interest expense, was $526,000 for the year ended December 31, 2001 compared with $658,000 for 2000. The decrease in net interest income was primarily due to lower interest rates during 2001 over the same period in 2000.

     During 2001, International withholding taxes of $200,000 were paid on licensing payments received from Chugai. In 2000, we reported an income tax benefit of $176,939 for a refund we received on international withholding taxes paid in 1995. A valuation allowance had previously been provided for this balance due to uncertainty of receipt of this refund.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. In January 2002, we completed a private placement equity financing that raised approximately $12.5 million in net proceeds through the sale of 1.9 million shares of common stock.

     At December 31, 2002, we had cash, cash equivalents and marketable securities of $16.3 million compared to $15.1 million at December 31, 2001. The increase was primarily due to the $12.5 million of net proceeds from the private placement of common stock and $359,000 in proceeds from the exercise of stock options, offset in part by the net loss for 2002 of $11.6 million.

     We expect that our cash requirements will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs including technology transfer costs related to our manufacturing and supply agreement, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through approximately the second quarter of 2004 based on current expense levels. However, if we are unable to obtain additional financing in 2003, we intend to reduce expenses such that existing cash resources would last through 2004. We will need additional funding to complete late stage clinical trials and obtain regulatory approval of TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements.

             Our future capital requirements depend on many factors including:

•	The time and costs required to complete preclinical development and clinical trials and obtain regulatory approvals;

•	The ability to attract and retain new collaborative agreement partners;

•	The time and costs required to complete the technology transfer associated with manufacturing and supply agreements;

•	The ability to obtain funding under contractual and licensing agreements; and

•	The costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

     We also have commitments in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $3.1 million and $410,000 under our capital lease and leasehold financing agreements. These commitments have been incorporated into our cash requirement projections included herein.

     We cannot give assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in dilution to our existing stockholders and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we will be required to curtail or delay the development of our products and new product research and development, which could seriously harm our business, and explore other strategic alternatives.

Critical Accounting Policies and Estimates

     The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements including those related to revenue recognition and research and development costs. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its financial statements.

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard unless it were to make a change in its accounting policy and account for stock option grants as compensation expense.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is still assessing the potential impact on its results from operations from the adoption of FIN 45.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2002, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Sonus Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington January 17, 2003

Sonus Pharmaceuticals, Inc.
Balance Sheets

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$378,007	$455,073
Marketable securities	15,955,997	14,668,841
Other current assets	289,909	343,057

Total current assets	16,623,913	15,466,971
Equipment, furniture and leasehold improvements, net	1,310,390	396,711

Total assets	$17,934,303	$15,863,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,800,786	$1,198,552
Current portion of lease obligations	137,602	—

Total current liabilities	1,938,388	1,198,552
Lease obligations, less current portion	271,987	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $001 par value:
30,000,000 shares authorized; 13,691,547 and 11,650,797 shares issued and outstanding in 2002 and 2001, respectively	56,010,950	43,302,286
Accumulated deficit	(40,312,665)	(28,676,864)
Accumulated other comprehensive income	25,643	39,708

Total stockholders’ equity	15,723,928	14,665,130

Total liabilities and stockholders’ equity	$17,934,303	$15,863,682

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations

	Year Ended December 31,

	2002	2001	2000

Revenues:
Contract and licensing revenue	$25,000	$8,748,538	$408,407
Operating expenses:
Research and development	8,956,755	5,221,303	3,694,477
General and administrative	3,242,342	3,310,888	3,946,672

Total operating expenses	12,199,097	8,532,191	7,641,149

Operating income (loss)	(12,174,097)	216,347	(7,232,742)
Other income (expense):
Interest income	468,480	539,688	692,424
Interest expense	(31,667)	(13,858)	(34,058)
Other income	—	—	4,250,000

Total other income, net	436,813	525,830	4,908,366

Income (loss) before income taxes	(11,737,284)	742,177	(2,324,376)
Income tax expense (benefit)	(101,483)	200,000	(176,939)

Net income (loss)	$(11,635,801)	$542,177	$(2,147,437)

Net income (loss) per share:
Basic	$(0.86)	$0.05	$(0.23)
Diluted	$(0.86)	$0.05	$(0.23)
Shares used in calculation of net income (loss) per share:
Basic	13,563,754	10,288,085	9,146,374
Diluted	13,563,754	11,047,944	9,146,374

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Stockholder	Accumulated	Comprehensive
	Shares	Amount	Receivable	Deficit	Income (Loss)	Total

Balance at January 1, 2000	8,989,972	$37,142,965	$—	$(27,071,604)	$(23,861)	$10,047,500
Comprehensive income (loss):
Net loss	—	—	—	(2,147,437)	—	(2,147,437)
Unrealized gains on investments	—	—	—	—	24,910	24,910

Comprehensive loss						(2,122,527)
Issuance of common stock	613,548	934,504	(350,000)	—	—	584,504

Balance at December 31, 2000	9,603,520	38,077,469	(350,000)	(29,219,041)	1,049	8,509,477
Comprehensive income (loss):
Net income	—	—	—	542,177	—	542,177
Unrealized gains on investments	—	—	—	—	38,659	38,659

Comprehensive income						580,836
Collection of stockholder receivable	—	—	350,000	—	—	350,000
Stock compensation expense	—	50,217	—	—	—	50,217
Issuance of common stock (net of
offering costs of $478,380)	2,047,277	5,174,600	—	—	—	5,174,600

Balance at December 31, 2001	11,650,797	43,302,286	—	(28,676,864)	39,708	14,665,130
Comprehensive income (loss):
Net loss	—	—	—	(11,635,801)	—	(11,635,801)
Unrealized losses on investments	—	—	—	—	(14,065)	(14,065)

Comprehensive loss						(11,649,866)
Issuance of common stock (net of
offering costs of $1,293,100)	2,040,750	12,708,664	—	—	—	12,708,664

Balance at December 31, 2002	13,691,547	$56,010,950	$—	$(40,312,665)	$25,643	$15,723,928

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net income (loss)	$(11,635,801)	$542,177	$(2,147,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	358,139	286,891	385,594
Amortization of net premium (discount) on marketable securities	222,480	(30,799)	(28,056)
Noncash stock compensation expense	—	50,217	—
Gain on sale of equipment	—	—	(20,419)
Changes in operating assets and liabilities:
Other current assets	53,148	2,639	77,154
Accounts payable and accrued expenses	602,234	398,209	(2,240,927)

Net cash provided by (used in) in operating activities	(10,399,800)	1,249,334	(3,974,091)
Investing activities:
Purchases of capital equipment	(904,933)	(188,182)	(38,666)
Proceeds from sale of equipment	—	6,240	33,265
Purchases of marketable securities	(28,234,997)	(23,666,993)	(8,643,350)
Proceeds from sales of marketable securities	6,751,664	3,477,792	499,995
Proceeds from maturities of marketable securities	19,959,632	12,355,672	12,340,759

Net cash (used in) provided by investing activities	(2,428,634)	(8,015,471)	4,192,003
Financing activities:
Proceeds from lease obligations	124,470	—	—
Payments on lease obligations	(81,766)	—	—
Proceeds from bank line of credit	—	5,000,000	20,000,000
Repayment of bank line of credit	—	(10,000,000)	(20,000,000)
Compensating cash balance under bank line of credit	—	5,000,000	—
Proceeds from issuance of common stock	12,349,686	4,533,931	—
Proceeds from collection of stockholder receivable	—	350,000	—
Proceeds from exercise of stock options	358,978	640,669	584,504

Net cash provided by financing activities	12,751,368	5,524,600	584,504

Change in cash and cash equivalents for the year	(77,066)	(1,241,537)	802,416
Cash and cash equivalents at beginning of year	455,073	1,696,610	894,194

Cash and cash equivalents at end of year	378,007	455,073	1,696,610
Marketable securities at end of year	15,955,997	14,668,841	6,765,854

Total cash, cash equivalents and marketable securities	$16,334,004	$15,123,914	$8,462,464

Supplemental cash flow information:
Interest paid	$31,667	$18,958	$33,958
Income taxes (received) paid	$(70,078)	$200,000	$—
Supplemental disclosure of non-cash financing activity:
Issuance of common stock in exchange for notes receivable	$—	$—	$350,000
Assets acquired under capital leases	$366,885	$—	$—

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Notes to Financial Statements

1. Description of Business and Summary of Accounting Policies

Business Overview

     Sonus Pharmaceuticals is applying its novel TOCOSOL™ drug delivery technology to formulate therapeutic drugs to make them easier to administer, safer and more effective. Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely used anticancer drugs. We are also developing a number of additional product candidates utilizing the TOCOSOL technology in applications to treat cancer and other serious disease.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase.

Marketable Securities

     The Company classifies the marketable securities portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the unrealized gains and losses included as a component of accumulated other comprehensive loss. Interest earned on securities available-for-sale is included in interest income. The carrying value of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale also are included in interest income. The cost of securities sold is based on the specific identification method.

Concentrations of Credit Risk

     The Company invests its excess cash in accordance with investment guidelines, which limit the credit exposure to any one financial institution and to any one type of investment, other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities are generally not collateralized and mature within one year.

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

Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line basis over three to five years, the estimated useful life of the assets. Leasehold improvements are amortized over the lesser of the economic useful lives of the improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

Stock-Based Compensation

     We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and apply Accounting Principles Board Opinion No. 25 (APB 25), and related interpretations in accounting for our stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At December 31, 2002 we had several stock-based employee compensation plans, which are described more fully in Note 6. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore no stock-based employee compensation cost was recorded in net loss on the grant dates.

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000

Net income (loss), as reported	$(11,635,801)	$542,177	$(2,147,437)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(651,199)	(1,155,408)	(1,467,686)

Pro forma net loss	$(12,287,000)	$(613,231)	$(3,615,123)

Earnings per share:
Basic and diluted-as reported	$(0.86)	$0.05	$(0.23)

Basic and diluted-pro forma	$(0.91)	$(0.06)	$(0.40)

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

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its financial statements.

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard unless it were to make a change in its accounting policy and account for stock option grants as compensation expense.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is still assessing the potential impact on its results from operations from the adoption of FIN 45.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

2. Marketable Securities

     Marketable securities consist of the following at December 31, 2002 and 2001:

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2002:
Corporate debt securities (principally commercial paper) and government securities	$15,930,354	$26,455	$(812)	$15,955,997

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2001:
Corporate debt securities (principally commercial paper) and government securities	$14,629,133	$41,906	$(2,198)	$14,668,841

     Realized gains on the sales of available-for-sale securities were $10,191, $2,112 and $0 in 2002, 2001 and 2000, respectively. The realized losses on sales of available for sale securities were $6,869, $102 and $0 in 2002, 2001 and 2000, respectively. All marketable securities at December 31, 2002 mature within one year.

3.     Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following:

	2002	2001

Laboratory equipment	$2,998,327	$2,314,518
Office furniture and equipment	1,006,875	967,327
Leasehold improvements	1,144,391	784,357
Construction in progress	217,488	29,061

	5,367,081	4,095,263
Less accumulated depreciation and amortization	4,056,691	3,698,552

	$1,310,390	$396,711

At December 31, 2002, we held laboratory equipment acquired under capital leases with an original cost of $366,885. Accumulated depreciation at December 31, 2002 on this equipment was $72,114. As of December 31, 2001, there were no capital leases.

4. Contractual Agreements

     In January 2001, the Company entered into a patent licensing agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) that gave Chugai non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan. The Company received license fees under this agreement of $2.0 million in 2001.

     In August 2001, the Company entered into an agreement with Nycomed Amersham (Nycomed) whereby the Company assigned substantially all of its ultrasound contrast intellectual property to Nycomed for $6.5 million. As part of the agreement, the Company also assigned to Nycomed its interest in the ultrasound contrast patent license agreement entered into with Chugai in January 2001. In addition, as part of the agreement, Nycomed granted the Company an exclusive license to use the patents assigned to Nycomed for certain biomedical purposes. The Company recognized revenue of $6.5 million in 2001 as no future obligations existed under the agreement. Sonus and Nycomed previously entered into an agreement in September 1999 whereby Nycomed received an exclusive license to certain of the Company’s ultrasound contrast patents in the U.S. and Europe. In exchange, Nycomed paid the Company an initial license fee of $10.0 million, assumed the responsibility and costs of applicable patent litigation, and paid royalties to the Company on sales of an approved product covered by the licensed patents. This patent license agreement terminated concurrent with the execution of the August 2001 agreement.

5. Income Taxes

     Income tax expenses (benefits) consist of the following:

	2002	2001	2000

Federal – current	$(101,483)	$—	$—
Foreign – current	—	200,000	(176,939)

Total	$(101,483)	$200,000	$(176,939)

     During 2002, the Company received a refund of approximately $70,000 related to a change in net operating loss shielding allowed for alternative minimum taxes that were originally paid in 1996, 1997 and 1999. This change in regulations occurred in early 2002 and the Company subsequently filed amended returns and received the refunds in late 2002. In 2001, the Company paid $200,000 for international withholding taxes on license fees received during the year. In 2000, the Company received a refund of $176,939 for international withholding taxes that were originally paid in 1995. Due to the uncertainty of receipt of this refund, a valuation allowance had previously been provided for this refund receivable.

     A reconciliation of the Federal Statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2002	2001	2000

Statutory tax rate	(34.00%)	34.00%	(34.00%)
Utilization of net operating loss carryforwards	—	(36.31)	—
Permanent difference	0.17	2.31	0.89
Change in valuation allowance	33.83	—	33.11
Federal tax (refund)	(0.86)	—	—
Foreign tax (refund)	—	26.95	(7.61%)

Effective tax rate	(0.86%)	26.95%	(7.61%)

     Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Federal net operating loss carryforwards	$13,621,000	$9,618,000
Accrued expenses	178,000	71,000
Research and development credits	1,847,000	1,659,000
Foreign tax credits	1,029,000	1,029,000
AMT tax credits	—	68,000
Book in excess of tax depreciation expense	184,000	190,000

Gross deferred tax assets	16,859,000	12,635,000
Valuation allowance for net deferred tax assets	(16,859,000)	(12,635,000)

Net deferred tax assets	$—	$—

     Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2002 and 2001, a valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $4.2 million and $464,000 for the years ended December 31, 2002 and 2001, respectively. The increase in the deferred tax assets in 2002 is primarily the result of increasing net operating loss carryforwards.

     At December 31, 2002, the Company has federal net operating loss carryforwards of approximately $40.1 million for income tax reporting purposes and research and development and AMT tax credit carryforwards of approximately $1.8 million. The federal operating loss carryforwards and research and development credits begin to expire in 2006. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $182,000, the resulting benefit will be credited to stockholders’ equity.

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

6. Stockholders’ Equity

Common Stock

     At December 31, 2002, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding	2,218,794
Warrants outstanding	560,300
Shares available for future grant under stock plans	1,004,716

3,783,810

Private Placements

     In January 2002, the Company sold 1.9 million shares of common stock in a private placement transaction for gross proceeds of $13.6 million ($12.5 million net of transaction costs). In connection with the placement, the Company issued warrants to purchase 385,800 shares of common stock. The warrants are exercisable at $9.40 per share and expire in January 2007.

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

     A summary of activity related to the Company’s stock options follows:

		Exercise
	Shares	Price

Balance, January 1, 2000	1,985,882	.20 -- 44.00
Granted	1,252,215	.63 --6.00
Exercised	(203,785)	.66 --6.75
Canceled	(518,367)	.88 -- 6.00

Balance, December 31, 2000	2,515,945	.20 -- 44.00
Granted	504,364	2.63 --8.08
Exercised	(274,895)	.88 --5.94
Canceled	(208,142)	.88 -- 6.94

Balance, December 31, 2001	2,537,272	.20 -- 44.00
Granted	556,571	1.46 --7.35
Exercised	(74,508)	.88 --6.06
Canceled	(800,541)	4.00 -- 38.63

Balance, December 31, 2002	2,218,794	.20 -- 44.00

     Options exercisable at December 31, 2002, 2001, and 2000, were 1,260,020; 1,826,770 and 997,546, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.20 — $ 0.88	400,738	7.81 years	$0.75	400,738	$0.75
$ 1.46 — $ 2.63	506,071	9.98 years	$2.31	11,030	$2.09
$ 3.31 — $ 4.88	244,863	8.22 years	$3.69	115,647	$3.75
$ 5.24 — $ 8.19	1,007,014	7.22 years	$6.91	672,497	$6.53
$10.13 — $20.50	42,475	4.66 years	$16.00	42,475	$16.00
$37.00 — $44.00	17,633	4.87 years	$40.97	17,633	$40.97

Total	2,218,794	8.00 years	$4.84	1,260,020	$5.20

     Proforma information regarding net loss per share required by SFAS 123 and disclosed in Note 1 has been determined as if we accounted for our employee options under the fair value method of SFAS 123. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each year presented, (5) stock price volatility factor of 1.154, 1.175, and 1.14 in 2002, 2001 and 2000, respectively, and (6) a risk-free interest rate of 3.82%, 4.56% and 6.35% in 2002, 2001 and 2000, respectively. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $2.06, $5.23 and $2.38, respectively.

Stock Purchase Plan

     The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 19,002, 9,640 and 9,763 in 2002, 2001 and 2000, respectively. At December 31, 2002, a total of 26,800 shares remain available for future purchases by employees under the plan.

     401(k) Plan

     The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Starting in 2001, this match was made in shares of the Company’s common stock. Shares issued as matching contributions under the plan were 18,240 and 14,478 in 2002 and 2001, respectively. At December 31, 2002, a total of 67,282 shares remain available for future issuances as matching contributions under the plan.

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

Shareholder Rights Plan

     The Company has adopted a Shareholder Rights Plan (“Plan”) which was amended in July 2002. Under the Plan, as amended, the Company’s Board of Directors declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding common share of the Company. The Rights have an exercise price of $140 per Right and provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company’s common stock, additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. The Rights expire in 2006.

7. Net Income (Loss) Per Share

     A reconciliation between basic and diluted net income (loss) per share follows:

	2002	2001	2000

Basic net income (loss) per share:
Net income (loss)	$(11,635,801)	$542,177	$(2,147,437)
Weighted average common shares	13,563,754	10,288,085	9,146,374
Basic net income (loss) per share	$(0.86)	$0.05	$(0.23)
Diluted net income (loss) per share:
Net income (loss)	$(11,635,801)	$542,177	$(2,147,437)
Weighted average common shares	13,563,754	10,288,085	9,146,374
Dilutive potential common shares	—	759,859	—

Total shares	13,563,754	11,047,944	9,146,374

Diluted net income (loss) per share	$(0.86)	$0.05	$(0.23)

     As of December 31, 2002, 2001 and 2000 a total of 2,779,094; 2,018,159 and 3,015,945 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

8. Commitments and Contingencies

     The Company has leased office space and equipment under two operating lease agreements, which expire in July 2007 and October 2004, respectively. Under the office space lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2003	$621,606
2004	677,556
2005	679,056
2006	694,056
2007	417,116
Thereafter	0

$3,089,390

     Rental expense for the years ended December 31, 2002, 2001 and 2000 was $528,000, $506,000 and $603,000, respectively.

     The Company also entered into two capital leases for laboratory equipment and a leasehold financing arrangement in 2002. Both capital leases have terms of 36 months, implied interest rates of approximately 10% and are secured by the underlying assets. The leasehold financing arrangement has a term of 64 months and an interest rate of 10%. The following is a summary of the lease obligations and the related future minimum payments as of December 31, 2002:

2003	$171,128
2004	171,128
2005	85,278
2006	30,393
2007	15,197

Total lease payments	473,124
Less amount representing interest	(63,535)

Present value of net minimum lease payments	409,589
Less current portion	137,602

Long-term lease obligations, excluding current portion	$271,987

9. Other Income

     Other income for the year ended December 31, 2000 represents payments received of $4.25 million from patent litigation and insurance settlements. As part of the patent litigation settlement, the Company received a payment of $2.5 million from Nycomed Amersham pursuant to the settlement of the Company’s claims under the patent license agreement with Nycomed Amersham. In addition, the Company reached an agreement on a pre-existing insurance coverage dispute and received a settlement payment of $1.75 million.

10. Quarterly Financial Information (unaudited)

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
2002
Revenues	$25	$—	$—	$—
Operating expenses	$2,546	$3,694	$3,374	$2,585
Operating income (loss)	$(2,521)	$(3,694)	$(3,374)	$(2,585)
Net income (loss)	$(2,414)	$(3,544)	$(3,269)	$(2,409)
Net income (loss) per share:
Basic	$(0.18)	$(0.26)	$(0.24)	$(0.18)
Diluted	$(0.18)	$(0.26)	$(0.24)	$(0.18)
2001
Revenues	$1,096	$91	$7,562	$—
Operating expenses	$1,865	$1,941	$2,487	$2,239
Operating income (loss)	$(769)	$(1,850)	$5,074	$(2,239)
Net income (loss)	$(738)	$(1,743)	$5,154	$(2,131)
Net income (loss) per share:
Basic	$(0.08)	$(0.18)	$0.47	$(0.19)
Diluted	$(0.08)	$(0.18)	$0.45	$(0.19)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan category	rights	warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders (1)	1,676,586	$4.97	871,035
Equity compensation plans not approved by security holders (2)	542,208	$4.44	66,384

Total	2,218,794	$4.84	937,419

(1)	Our 2000 Stock Incentive Plan was approved by security holders with 500,000 shares authorized under the plan. Stock options issued under the 2000 plan are generally granted at the fair market value on the date of grant and expire ten years from the date of grant. The plan also has an annual feature whereby an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares. 844,235 shares were available for issuance as of December 31, 2002. The Company also has 26,800 shares available at December 31, 2002 for issuance under its Employee Stock Purchase Plan.

(2)	Our 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”) is a broad-based plan for which shareholder approval was not required or obtained. A total of 900,000 shares are authorized under the 1999 Plan with 66,384 available for issuance as of December 31, 2002. Options to purchase 542,208 shares of common stock under the 1999 Plan were outstanding as of December 31, 2002 at a weighted average exercise price of $4.44. Stock options issued under the 1999 Plan are generally granted with an exercise price equal to fair market value on the date of grant, but in no event may be less than 85% of the then fair market value. Options under the 1999 Plan have various vesting schedules and expire ten years from the date of grant. The 1999 Plan also authorizes the issuance of restricted stock, although no restricted stock grants have been issued under the 1999 Plan. Shares underlying unexercised options that expire or are terminated become available again for future grants.

     The remaining information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to our internal controls or in other factors that could significantly affect such internal controls subsequent to the date that we carried out our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) Financial Statements

The financial statements filed as a part of this Report are listed on the “Index to Financial Statements” on Page 22.

               (2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

               (3) Exhibits

	Index to Exhibits
Exhibit No.	Description	Location

Exhibit No. 3: Articles of Incorporation
3.2	Amended and Restated Certificate of Incorporation of the Company.	(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	(12)
3.4	Amended and Restated Bylaws of the Company.	(1)
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate of Common Stock.	(1)
4.2	Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer	(3)
	Corporation.
4.3	First Amendment to Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock	(24)
	Transfer Corporation.
Exhibit No. 10: Material Contracts
Compensation Plans and Arrangements
10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock	(1)
	Purchase Plan – 1991 (the “1991 Plan”), as amended.
10.2	Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.3	Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.4	Form of Restricted Stock Purchase Agreement pertaining to the 1991 Plan.	(1)
10.5	Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors (the “Director Plan”).	(1)
10.6	Form of Stock Option Agreement pertaining to the Director Plan.	(1)
10.7	1999 Nonqualified Stock Incentive Plan (the “1999 Plan”).	(12)
10.8	Form of Stock Option Agreement pertaining to the 1999 Plan.	(12)
10.9	Form of Restricted Stock Purchase Agreement pertaining to the 1999 Plan.	(12)
10.22	Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.	(2)
10.24	Employment Agreement, effective as of January 16, 1996, by and between the Company and Steven C.	(12)
	Quay, M.D., Ph.D.
10.24A	Employment Agreement, effective February 11, 1999, by and between the Company and Steven C. Quay,	(12)
	M.D., Ph.D.
10.31	Change in Control Agreement for Michael Martino.	(9)
10.37	Agreement for Part-Time Employment and Mutual Release, effective August 25, 1999 by and between the	(14)
	Company and Steven C. Quay, M.D., Ph.D.
10.39	Change in Control Agreement for John T. Flaherty, M.D.	(15)

	Index to Exhibits
Exhibit No.	Description	Location

10.41	2000 Stock Incentive Plan (the “2000 Plan”).	(16)
10.42	Form of Stock Option Agreement pertaining to the 2000 Plan.	(16)
10.44	Change in Control Agreement for Richard J. Klein.	(17)
10.47	Change in Control Agreement for Nagesh Palepu.	(19)
10.48	Change in Control Agreement for Michael A. Martino.	(19)
Other Material Contracts
10.14	Contrast Agent Development and Supply Agreement dated May 6, 1993 by and between the Company and	(1)
	Abbott Laboratories, Inc. (portions omitted pursuant to Rule 406 of the 1933 Act).
10.14A	Amendment to Contrast Agent Development and Supply Agreement dated August 22, 1995 by and between	(1)
	the Company and Abbott Laboratories, Inc. (portions omitted pursuant to Rule 406 of the 1933 Act).
10.18	Lease Agreement dated January 17, 1994 between the Company and WRC Properties, Inc.	(1)
10.18A	Amendment 2 dated October 28, 1997 to Lease Agreement dated January 17, 1994.	(10)
10.18B	Amendment 3 dated October 15, 1998 to Lease Agreement dated January 17, 1994.	(10)
10.19	Form of Indemnification Agreement for Officers and Directors of the Company.	(1)
10.21	Loan and Security Agreement dated August 11, 1995 by and between the Company and Silicon Valley	(1)
	Bank.
10.21A	Loan Modification Agreement dated September 10, 1997 to Loan and Security Agreement by and between	(10)
	the Company and Silicon Valley Bank.
10.21B	Loan Modification Agreement dated August 31, 1998 to Loan and Security Agreement by and between the	(10)
	Company and Silicon Valley Bank.
10.21C	Loan Modification Agreement dated August 30, 1999 to Loan and Security Agreement by and between the	(14)
	Company and Silicon Valley Bank.
10.25	Agreement between Abbott Laboratories, Inc. and the Company, dated May 14, 1996 (portions omitted	(5)
	pursuant to Rule 24b-2).
10.26	Third Amended and Restated Registration Rights Agreement dated as of May 15, 1996.	(6)
10.28	International License Agreement, dated October 1, 1996, by and between Abbott Laboratories, Inc.	(7)
	and the Company (portions omitted pursuant to Rule 24b-2).
10.29	Commercial Supply Agreement dated March 6, 1998.	(8)
10.33	First Amendment to Agreement by and between Abbott Laboratories and Sonus Pharmaceuticals, Inc	(22)
	dated January 31, 1999.
10.34	First Amendment to International License Agreement by and between Abbott International, Ltd. and	(22)
	Sonus Pharmaceuticals, Inc. dated January 31, 1999.
10.35	Securities Purchase Agreement between Abbott Laboratories and Sonus Pharmaceuticals, Inc. dated	(22)
	January 31, 1999.
10.36	License Agreement by and between Nycomed Amersham AS and the Company dated August 31, 1999.	(13)
10.38	Mutual Recission Agreement dated October 11, 1999 by and between the Company and Abbott	(14)
	International Ltd.
10.40	Amendment to the First Amendment to Agreement by and between Abbott Laboratories and the Company,	(15)
	dated February 3, 2000.
10.43	Loan and Security Agreement by between Sonus Pharmaceuticals, Inc. and Silicon Valley Bank, dated	(17)
	September 6, 2000.
10.45	License Agreement by and between Chugai Pharmaceutical Co. Ltd., Molecular Biosystems, Inc., and	(18)
	the Company, dated December 22, 2000.
10.46	Termination Agreement by and between Abbott Laboratories and the Company, dated December 14, 2000.	(18)

	Index to Exhibits
Exhibit No.	Description	Location

10.49	Nycomed Assignment and Asset Transfer Agreement, dated August 3, 2001.	(20)
10.50	Amendment 4 dated November 29, 2001 to Lease Agreement dated January 17, 1994.	(22)
10.51	Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(21)
10.52	Manufacturing and Supply Agreement by and between the Company and Gensia Sicor Pharmaceutical	(23)
	Sales, Inc., dated June 26, 2002.
Exhibit No. 23: Consents of Experts and Counsel
23.1	Consent of Ernst & Young LLP, Independent Auditors.	(11)
24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).	(11)
Exhibit No. 99: Additional Exhibits
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the	(11)
	Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the	(11)
	Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on form S-1, Reg. No. 33-96112.

(2)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on form S-1, Reg. No. 33-80623.

(3)	Incorporated by reference to the Company’s Registration Statement on form 8-A, dated August 23, 1996.

(4)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(5)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated May 14, 1996.

(6)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated October 1, 1996.

(8)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

(9)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(10)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-K for the period ended December 31, 1998.

(11)	Filed herewith.

(12)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 1999.

(13)	Incorporated by reference to the referenced exhibit number to the Company’s Current Report on Form 8-K dated September 28, 1999.

(14)	Incorporated by, reference to the referenced exhibit number to the Company’s Quarterly Report on Form 10-QA for the quarterly period ended September 30, 1999.

(15)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-K for the period ended December 31, 1999.

(16)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000.

(17)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2000.

(18)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-KA for the period ended December 31, 2000.

(19)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-QA for the quarterly period ended June 30, 2001.

(20)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2001.

(21)	Incorporated by reference to exhibit number 10.1 to the Company’s Registration Statement on Form S-3 filed February 8, 2002.

(22)	Incorporated by reference to the referenced exhibit number to the Company’s Annual Report on form 10-K for the period ended December 31, 2001.

(23)	Incorporated by reference to the referenced exhibit number to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002.

(24)	Incorporated by reference to exhibit number 2.1 to the Company’s filing on Form 8-A12G/A dated July 25, 2002.

     (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 10, 2003.

SONUS PHARMACEUTICALS, INC.

Dated: March 10, 2003	By:	/s/ Michael A. Martino

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

/s/ Michael A. Martino Michael A. Martino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003

/s/ Richard J. Klein Richard J. Klein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2003

/s/ George W. Dunbar, Jr. George W. Dunbar, Jr.	Director, Co-Chairman of the Board of Directors	March 10, 2003

/s/ Christopher S. Henney, Ph.D., D. Sc. Christopher S. Henney, Ph.D, D. Sc	Director	March 10, 2003

/s/ Robert E. Ivy Robert E. Ivy	Director, Co-Chairman of the Board of Directors	March 10, 2003

/s/ Dwight Winstead Dwight Winstead	Director	March 10, 2003

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Michael A. Martino, certify that:

1.	I have reviewed this annual report on Form 10-K of Sonus Pharmaceuticals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Michael A. Martino

Michael A. Martino
President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Richard J. Klein, certify that:

1.	I have reviewed this annual report on Form 10-K of Sonus Pharmaceuticals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Richard J. Klein

Richard J. Klein
Chief Financial Officer