Form 10-Q
period 2003-03-31
SONUS PHARMACEUTICALS INC
filed 2003-05-14
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

22026 20th Ave. SE, Bothell, Washington 98021

(Address of Principal Executive Offices)

(425) 487-9500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2003

Common Stock, $.001 par value	13,737,597

Sonus Pharmaceuticals, Inc.

Index to Form 10-Q

			Page
			Number

Part I. Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3
		Statements of Operations (unaudited) for the three months ended March 31, 2003 and March 31, 2002	4
		Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and March 31, 2002	5
		Notes to Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4.	Controls and Procedures	22
Part II. Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders	22
	Item 6.	Exhibits and Reports on Form 8-K	23
	Items 1, 2, 3 and 5 are not applicable and therefore have been omitted.
Signatures			24
Certifications			25

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash, cash equivalents and marketable securities	$13,895,723	$16,334,004
Other current assets	271,414	289,909

Total current assets	14,167,137	16,623,913
Property and equipment, net	1,464,231	1,310,390

Total assets	$15,631,368	$17,934,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,764,853	$1,800,786
Current portion of lease obligations	140,921	137,602

Total current liabilities	1,905,774	1,938,388
Lease obligations, less current portion	235,487	271,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value;
5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value;
30,000,000 shares authorized; 13,736,097 and 13,691,547 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	56,062,288	56,010,950
Accumulated deficit	(42,587,011)	(40,312,665)
Accumulated other comprehensive income	14,830	25,643

Total stockholders’ equity	13,490,107	15,723,928

Total liabilities and stockholders’ equity	$15,631,368	$17,934,303

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Contract and licensing revenue	$25,000	$25,000
Operating expenses:
Research and development	1,631,632	1,681,343
General and administrative	727,451	865,139

Total operating expenses	2,359,083	2,546,482

Operating loss	(2,334,083)	(2,521,482)
Interest income (expense):
Interest income	72,735	108,842
Interest expense	(12,998)	(1,044)

Total interest income, net	59,737	107,798

Loss before taxes	(2,274,346)	(2,413,684)
Taxes	—	—

Net loss	$(2,274,346)	$(2,413,684)

Basic and diluted net loss per share	$(0.17)	$(0.18)
Shares used in computation of basic and diluted net loss per share	13,696,992	13,264,017

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net loss	$(2,274,346)	$(2,413,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,104	68,415
Amortization of net premium on marketable securities	3,452	97,377
Changes in operating assets and liabilities:
Other current assets	18,495	(2,621)
Accounts payable and accrued expenses	(35,933)	128,309

Net cash used in operating activities	(2,191,228)	(2,122,204)
Investing activities:
Purchases of capital equipment and leasehold improvements	(250,945)	(503,644)
Purchases of marketable securities	(3,273,056)	(14,024,840)
Proceeds from sales of marketable securities	1,386,530	1,847,695
Proceeds from maturities of marketable securities	7,300,000	4,500,000

Net cash provided by (used in) investing activities	5,162,529	(8,180,789)
Financing activities:
Proceeds from lease obligations	—	125,237
Payments on lease obligations	(33,181)	—
Proceeds from issuance of common stock	51,338	12,651,167

Net cash provided by investing activities	18,157	12,776,404

Change in cash and cash equivalents for the period	2,989,458	2,473,411
Cash and cash equivalents at beginning of period	378,007	455,073

Cash and cash equivalents at end of period	3,367,465	2,928,484
Marketable securities at end of period	10,528,258	22,177,207

Total cash, cash equivalents and marketable securities	$13,895,723	$25,105,691

Supplemental cash flow information:
Interest paid	$12,998	$1,044
Income taxes paid	$—	$—

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

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on March 10, 2003.

2. Comprehensive Income (Loss)

	Three months ended March 31,

	2003	2002

Net loss	$(2,274,346)	$(2,413,684)
Unrealized losses on marketable securities	(10,813)	(71,402)

Comprehensive income (loss)	$(2,285,159)	$(2,485,086)

3. Cash, Cash Equivalents and Marketable Securities

     Cash, cash equivalents and marketable securities consist of the following:

	March 31,	December 31,
	2003	2002

Cash and cash equivalents	$3,367,465	$378,007
Marketable securities	10,528,258	15,955,997

	$13,895,723	$16,334,004

4. Accounting for Stock Options

     Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options. We have elected to follow the disclosure-only provisions of SFAS No. 123 and continue to apply APB 25 and related interpretations in accounting for our stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any). At March 31, 2003 we had several stock-based employee compensation plans. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

     As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31,	March 31,
	2003	2002

Net loss, as reported	$(2,274,346)	$(2,413,684)
Deduct: Stock-based employee compensation expense determined under the fair value based method	(224,614)	(201,582)

Pro forma net loss	$(2,498,960)	$(2,615,266)

Earnings per share:
Basic and diluted-as reported	$(0.17)	$(0.18)

Basic and diluted-pro forma	$(0.18)	$(0.20)

     The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 1.144 and 1.154 as of March 31, 2003 and 2002, respectively, and (6) a risk-free interest rate of 2.93% and 3.82% as of March 31, 2003 and 2002, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	Progress and preliminary results of clinical trials;

•	Anticipated Investigational New Drug filings, regulatory requirements and future clinical trials;

•	Market acceptance of our products and the estimated potential size of these markets;

•	Our anticipated future capital requirements and the terms of any capital financing; and

•	Timing and amount of future contractual payments, product revenues and operating expenses.

     While these forward-looking statements made by us are based on our current beliefs and judgement, they are subject to risks and uncertainties that could cause actual results to vary from the projections in the forward-looking statements. You should consider the risks below carefully in addition to other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002 before engaging in any transaction involving shares of our common stock. If any of these risks occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	Dependence on the development and commercialization of products;

•	History of operating losses and uncertainty of future financial results;

•	Uncertainty of governmental regulatory requirements and lengthy approval process;

•	Dependence on third parties for funding, clinical development, manufacturing and distribution;

•	Future capital requirements and uncertainty of additional funding;

•	Uncertainty of U.S. or international legislative or administrative actions;

•	Continued listing on the Nasdaq National Market;

•	Competition and risk of technological obsolescence;

•	Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	Ability to obtain and defend patents, protect trade secrets and avoid infringing patents held by third parties;

•	Limitations on third-party reimbursement for medical and pharmaceutical products;

•	Dependence on key employees;

•	Potential for claims arising from the use of hazardous materials in our business; and

•	Volatility in the value of our common stock.

     See “Certain Factors That May Affect Our Business and Future Results” on page 16.

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

Business Overview

     Sonus Pharmaceuticals is applying its novel TOCOSOL™ drug delivery technology to formulate therapeutic drugs to make them easier to administer, safer and more effective. Our business strategy is as follows:

•	Develop products that are proprietary to us where we own the underlying intellectual property and novel formulation. Our objective is to advance these proprietary products through Phase 1 or 2 clinical trials and then enter into collaborative agreements with larger companies in order to fund the pivotal clinical studies as the basis for filing a New Drug Application with FDA and also to maximize the commercial opportunity of the product.

•	License our TOCOSOL drug delivery technology to other companies to provide a better formulation for their existing drugs or for new compounds under development.

•	Expand the TOCOSOL technology to other dosage forms (e.g. oral) and for use in site specific delivery of therapeutic drugs.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of certain categories of therapeutic drugs. Development of drugs with our TOCOSOL technology may result in products that have a decreased incidence of side effects, improved dosing convenience and equivalent or better efficacy. The TOCOSOL technology uses vitamin E oil (tocopherol) to solubilize the drugs and tocopherol-based surfactants to control the size of the drug delivery particles and to make the particles more compatible with the human body. It is this particle compatibility characteristic that makes our TOCOSOL technology particularly suited to injectable therapeutic drugs that are poorly soluble in water. In addition to drugs that are poorly soluble in water, the TOCOSOL technology may also be used in future applications to formulate oral dosage forms of hydrophilic (water based) drugs to improve their absorption and therapeutic utility.

Products Under Development

     TOCOSOL Paclitaxel. Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely used anti-cancer drugs. Paclitaxel is the active ingredient in one of the world’s leading cancer drugs, Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-administer injectable paclitaxel emulsion formulation. TOCOSOL Paclitaxel is currently under study in multiple Phase 2 clinical trials to evaluate safety and efficacy in non-small cell lung, ovarian, and bladder cancers. A Phase 2 trial in colorectal cancer was terminated in 2002 due to insufficient indications of efficacy. We have demonstrated that TOCOSOL Paclitaxel can be administered to patients by a short 15 minute infusion, instead of the typical three-hour infusion that is required with the currently marketed paclitaxel products.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every 3 weeks.

     In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) in the Phase 1 study was estimated to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol® at 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers refractory to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses (estimated reduction in sums of the longest tumor dimensions ≥ 30% for at least 4 weeks) during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens. Dose limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white cell count). No Grade 3 or Grade 4 neuropathy (damage to the peripheral nerves resulting in altered sensation) was seen at or below the MTD level.

     We initiated Phase 2 studies for TOCOSOL Paclitaxel in March of 2002. Our goal with the Phase 2 studies is to estimate the safety and efficacy of TOCOSOL Paclitaxel in selected tumor types and to quickly determine the indications in which the product may show the greatest efficacy. The current Phase 2 studies are evaluating TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These are single agent, second line open label studies enrolling patients who have had progressive disease despite one regimen of prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2 study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly doses of 80, 100 or 120 mg/m2. After the dose escalation stage, additional patients have been enrolled at the best tolerated dose in a two-stage design, to allow appropriate statistical analysis of efficacy.

     We have completed the dose escalation stage for the current Phase 2 studies and continue to enroll patients for further efficacy evaluations. Overall, the best dose estimated for TOCOSOL Paclitaxel given weekly is 120 mg/m2, or a total of 360 mg/m2 over three weeks. By comparison, the standard dosing regimen of Taxol is 175 mg/m2 given every three weeks.

     As of March 2003, we have enrolled a total of 99 patients in the ongoing Phase 2 studies in ovarian, non-small cell lung and bladder cancers. In addition, 28 patients had been enrolled in the colorectal study, which was terminated in 2002 due to insufficient indications of efficacy. Of the 99 patients enrolled in the ongoing studies, 86 are evaluable, which means that the patients have received at least 8 weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm tumor responses. Among the 86 evaluable patients to date, we have seen 21 objective responses and an additional 35 patients have been reported to have stable disease. Of the objective responses, 17 are partial responses and four are complete responses. Complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least 4 weeks apart, while partial response is defined as reduction in the sums of the longest tumor dimensions of ≥30% for at least 4 weeks. Stable disease is defined as no increase in any tumor size ≥20%.

     In the ovarian cancer study, 23 of 29 enrolled patients have been evaluated for anti-tumor effect. Six of the 23 evaluable patients (26%) were reported as having objective responses, including 1 complete response and 5 partial responses; 6 additional patients were reported as having stable disease. In the non-small cell lung cancer study, 39 of 43 enrolled patients have had anti-tumor effect evaluated. Eight of the 39 evaluable patients (21%) have been reported as objective responses, including 1 complete response and 7 partial responses; 17 additional patients have been reported to have stable disease. In the bladder cancer study, 24 of 27 patients enrolled have had anti-tumor effect evaluated. Seven of the 24 evaluable patients (29%) have been reported as objective responses, including 2 complete responses and 5 partial responses; 12 additional patients have been reported to have stable disease.

     In addition to the Phase 2 efficacy results, we are also monitoring patients for key types of adverse events such as peripheral neuropathy and transient reductions in blood cell counts. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 30%, which compares favorably to what has been seen following treatment with Taxol in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 7% (no patients have experienced Grade 4 peripheral neuropathy), which we believe also compares favorably to the reported experience with Taxol. Dose reductions or delays due to toxicity of any sort are uncommon; at the dose level of 120 mg/m2, approximately 80% of planned doses have been delivered on schedule at full dose. Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following 1,174 administered doses. In each category, fewer than 9% of doses led to a reaction of any severity, and less than 1.0% of doses led to reactions that were of Grade 3 severity (no Grade 4 reactions occurred). Again, these frequencies compare favorably with reported rates of infusion reactions upon administration of Taxol. Investigators have reported that they believe that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications had no effect. Infusion reactions very rarely prevented delivery of intended doses. Overall, we are seeing excellent tolerability of TOCOSOL Paclitaxel over multiple treatment cycles, evidenced by the fact that patients typically do not need doses reduced or delayed.

     The results of the Phase 2 clinical trials are preliminary at this time and may or may not be indicative of the final results upon full patient enrollment and completion of the studies.

     Our near term objective is to advance the final clinical development and then maximize the commercial opportunity of TOCOSOL Paclitaxel. In connection with this objective, we are focusing on a comprehensive regulatory strategy that will minimize the duration and cost of the remaining clinical trials that will be submitted to the FDA in a New Drug Application (NDA). We have consulted with the FDA regarding our regulatory strategy, and are preparing to begin the pivotal trial programs that will serve as the initial basis for approval of an NDA for TOCOSOL Paclitaxel. Our regulatory strategy is as follows:

•	505(b)(2). A 505(b)(2) NDA submission relies on the FDA’s previous findings of safety and efficacy of an approved product, with additional data supporting a change in the previously approved product (e.g., dosing regimen or formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about a drug. We will seek to demonstrate pharmacokinetic comparability between the active amounts of paclitaxel delivered for treatment by TOCOSOL Paclitaxel and Taxol, as well as to confirm the linkage between paclitaxel pharmacokinetics and anti-tumor effect. If comparable pharmacokinetics of active paclitaxel can be shown between our product and Taxol, we would then conduct a single comparative clinical trial to assure that the efficacy provided by TOCOSOL Paclitaxel is also comparable to that for which

Taxol has already been approved. The NDA submission would likely follow in late 2005 or early 2006, seeking approval to market TOCOSOL Paclitaxel under the indications for which Taxol is currently approved.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval in bladder cancer, an indication for which there is currently no FDA-approved therapy, including taxanes. In this case, clinical data from a Phase 3 trial using TOCOSOL Paclitaxel would not need to demonstrate superiority or non-inferiority to an approved drug. We plan to initiate a Phase 2b study in bladder cancer in the second half of 2003.

•	New molecular entity. This is the traditional path that is typically followed for approval of a new drug and usually involves an extensive clinical trials program. The data from the clinical trials program would support supplemental new drug applications to the 505(b)(2) strategy, if successful, or provide supportive data for a standard NDA submission in the event that the 505(b)(2) strategy is unsuccessful. Execution on this component of our regulatory strategy will be dependent in part on the success of our collaborative partnering discussions for TOCOSOL Paclitaxel. Based on clinical results to date, we plan to initiate a Phase 2b study in ovarian cancer in the second half of 2003 or early 2004, as financial resources permit.

     In addition to finalizing our regulatory strategy and commencing the pivotal clinical trials program, we are also seeking to secure a corporate partner for TOCOSOL Paclitaxel to provide the funding for the remaining clinical development costs and also to maximize the commercial opportunity of the product.

     TOCOSOL Camptothecin. Our second product utilizing the TOCOSOL drug delivery technology is a novel injectable formulation of camptothecin, which we have named TOCOSOL Camptothecin. This formulation is based on the non-modified parent molecule of camptothecin. There are currently two marketed water-soluble or hydrophilic camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for the treatment of colorectal cancer and topotecan, which is marketed under the name Hycamptin®, is indicated for the treatment of ovarian and non-small cell lung cancer. The camptothecin analogs are significantly less active than the camptothecin parent molecule. We submitted an Investigational New Drug Exemption application, or IND, for TOCOSOL Camptothecin in late 2002. We have been in communication with the FDA about their requirements for proceeding with our first-in-man study. They have clarified their requirements and we expect to begin the first-in-man Phase 1 study in the second half of 2003.

     Research Product Pipeline. Consistent with our strategy to develop a pipeline of proprietary new formulations of drug candidates, we are evaluating a variety of therapeutic drug formulations utilizing our TOCOSOL drug delivery technology. We currently have formulations under investigation in areas that target cancer and other serious diseases. Our research and development efforts on these are preliminary and we cannot give any assurance that any of these compounds will be successful or that INDs will be filed.

Proprietary Technology

     We consider the protection of our technology to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we are also seeking patent protection in selected other countries in order to protect our proprietary rights to inventions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Our success will depend, in part, on our ability to obtain patents, defend patents, protect trade secrets, and avoid infringing on the rights of others. To date, we have filed 23 patent applications in the U.S. pertaining to our technology and products as well as counterpart filings in Europe and key countries in Asia and Latin America. During 2002, the United States Patent and Trademark Office issued two patents to us related to TOCOSOL Paclitaxel and the TOCOSOL drug delivery technology. All other patent applications are currently in process with the United States Patent and Trademark Offices or foreign counterpart agencies, although we have received notice of allowable claims in certain applications.

Results of Operations

     As of March 31, 2003, our accumulated deficit was approximately $42.6 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs. Substantially all of our revenue to date has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     The Company reported revenue of $25,000 in the first quarter of 2003 compared to $25,000 in the first quarter of 2002. Revenues for the remainder of 2003 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Total operating expenses for the first quarter of 2003 were $2.4 million compared with $2.5 million in the first quarter of 2002. The slight decline in operating expenses from the prior year was primarily due to lower research and development expenses ($1.6 million in the first quarter of 2003 compared to $1.7 million in the first quarter of 2002) as well as lower general and administrative expenses ($730,000 in the first quarter of 2003 compared to $870,000 in the first quarter of 2002).

     Net interest income was $60,000 for the first quarter of 2003 compared with $108,000 in the first quarter of 2002. The decline in net interest income was primarily due to lower levels of invested cash in the current year as well as generally lower interest rates.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. At March 31, 2003, we had cash, cash equivalents and marketable securities of $13.9 million compared to $16.3 million at December 31, 2002. The decline was primarily due to the $2.3 million net loss for the first quarter of 2003.

     We expect that our cash requirements will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs including technology transfer costs related to our manufacturing and supply agreement for TOCOSOL Paclitaxel, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through approximately the second quarter of 2004. However, if we are unable to obtain additional financing in 2003, we intend to reduce expenses such that existing cash resources would last through 2004. We will need additional funding to complete the final clinical trials and obtain regulatory approval for TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements.

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

     We also have commitments in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $2.9 million and $378,000 under our capital lease and leasehold financing agreements. These commitments have been incorporated into our cash requirement estimates included herein.

     We cannot give assurance that additional financing will be available on acceptable terms, if at all. Any equity financing would likely result in dilution to our existing stockholders and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we will be required to substantially reduce our expenditures, scale back the development of our products and new product research and development, or license to others products that we would otherwise seek to commercialize ourselves, which could seriously harm our business, and explore other strategic alternatives.

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

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of March 31, 2003, our accumulated deficit totaled $42.6 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which will not occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

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

     Our drug delivery products are subject to significant uncertainty because they are in the early stages of development and are subject to regulatory approval. We filed an Investigational New Drug Exemption application, or IND, with the FDA for TOCOSOL Paclitaxel in September 2000 and completed the Phase 1 clinical study for this product in August 2002. In March 2002, we initiated the first four Phase 2 clinical trials for TOCOSOL Paclitaxel. Included in this first group of Phase 2 clinical trials was a trial in colorectal cancer that was terminated in 2002 due to insufficient indications of efficacy. There can be no assurance that current and future clinical studies will demonstrate that TOCOSOL Paclitaxel will be safe or efficacious, that the required comparable pharmacokinetic profile to Taxol will be proven in connection with our 505(b)(2) strategy, or that we will file a New Drug Application. We are also currently engaged in the development of a formulation of camptothecin using our TOCOSOL drug delivery technology. We filed an IND for TOCOSOL Camptothecin with the FDA in late 2002. We have been in communication with the FDA about their requirements for proceeding with our first-in-man study. They have clarified their requirements and we expect to begin a Phase 1 study in 2003. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

     We depend on third parties for funding, clinical development, manufacturing and distribution.

     We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. We currently do not have any arrangements with third parties in place, which will provide any funding to the Company. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, manufacturing, marketing, sales and/or distribution, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any potential partner may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner. In connection with the manufacturing scale-up project for TOCOSOL Paclitaxel, we signed a manufacturing agreement with Gensia Sicor Pharmaceuticals, Inc. in July 2002 for the manufacturing of clinical and commercial supplies of the product.

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

     Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing, we will have to substantially reduce our expenditures, scale back the development of our products and new product research and development, or license to others products that we otherwise would seek to commercialize ourselves, which could seriously harm our business, and explore other strategic alternatives.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million, or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of March 31, 2003, we had stockholders’ equity of $13.5 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

     The healthcare industry is extremely competitive, and if we fail to compete effectively, it would negatively impact our business.

     The healthcare industry in general is characterized by extensive research efforts and rapid technological change. Competition in the development of pharmaceutical products is intense and expected to increase. We also believe that other medical and pharmaceutical companies will compete with us in the areas of research and development, acquisition of products and technology licenses, and the manufacturing and marketing of our products. Success of products in these fields will be based primarily on:

•	Efficacy;

•	Safety;

•	Price;

•	Ease of administration;

•	Breadth of approved indications; and

•	Physician, healthcare payer and patient acceptance.

     Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. In addition, Aventis has a docetaxel product, Taxotere®, which is similar to paclitaxel and is marketed for the treatment of breast and non-small cell lung cancers. As a result of the increased competition, the price for paclitaxel products has been under pressure.

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

     We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery products. Currently, Indena SpA is our primary supplier of paclitaxel, the main ingredient in TOCOSOL Paclitaxel. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. Gensia Sicor Pharmaceuticals Sales, Inc. is our primary manufacturer of TOCOSOL Paclitaxel for clinical studies and has also agreed to manufacture TOCOSOL Paclitaxel for commercialization. We previously manufactured clinical supplies of TOCOSOL Paclitaxel at GMP certified contract laboratories. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. If there are problems associated with the commercial scale-up of TOCOSOL Paclitaxel, it could delay our research and development efforts as well as the time it takes to commercialize our products, which could materially adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2003, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 30, 2003. At the Annual Meeting there were two matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement. Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal is as follows:

1.     Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Abstain

Michael A. Martino	11,572,578	75,451
George W. Dunbar, Jr.	11,597,878	50,151
Christopher S. Henney, Ph.D., D.Sc	11,598,048	49,981
Robert E. Ivy	11,598,178	49,851
Dwight Winstead	11,593,648	54,381

2.     Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003:

For: 11,560,288	Against: 68,237	Abstain: 19,504

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: May 14, 2003	By:	/s/ Richard J. Klein

Richard J. Klein Chief Financial Officer (Principal Financial and Accounting Officer)

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Michael A. Martino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonus Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Richard J. Klein

Richard J. Klein Chief Financial Officer