Form 10-Q
period 2003-06-30
SONUS PHARMACEUTICALS INC
filed 2003-08-13
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2003

Common Stock, $.001 par value	17,679,308

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

		Page
		Number

Part I. Financial Information
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
	Statements of Operations (unaudited) for the three and six months ended June 30, 2003 and June 30, 2002	4
	Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and June 30, 2002	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information
Item 2.	Changes in Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	24
Items 1, 3 and 5 are not applicable and therefore have been omitted.
Signatures		25

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2003	2002
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and marketable securities	$11,270,716	$16,334,004
Other current assets	222,123	289,909

Total current assets	11,492,839	16,623,913
Property and equipment, net	1,487,023	1,310,390

Total assets	$12,979,862	$17,934,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,230,969	$1,800,786
Current portion of lease obligations	144,321	137,602

Total current liabilities	2,375,290	1,938,388
Lease obligations, less current portion	198,106	271,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 13,749,237 and 13,691,547 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	56,072,891	56,010,950
Accumulated deficit	(45,673,156)	(40,312,665)
Accumulated other comprehensive income	6,731	25,643

Total stockholders’ equity	10,406,466	15,723,928

Total liabilities and stockholders’ equity	$12,979,862	$17,934,303

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues	$—	$—	$25,000	$25,000
Operating expenses:
Research and development	2,314,195	2,832,678	3,945,828	4,514,021
General and administrative	802,232	861,149	1,529,683	1,726,288

Total operating expenses	3,116,427	3,693,827	5,475,511	6,240,309

Operating loss	(3,116,427)	(3,693,827)	(5,450,511)	(6,215,309)
Interest income (expense):
Interest income	42,337	157,072	115,072	265,914
Interest expense	(12,055)	(6,836)	(25,052)	(7,880)

Total interest income, net	30,282	150,236	90,020	258,034

Loss before taxes	(3,086,145)	(3,543,591)	(5,360,491)	(5,957,275)
Taxes	—	—	—	—

Net loss	$(3,086,145)	$(3,543,591)	$(5,360,491)	$(5,957,275)

Basic and diluted net loss per share	$(0.22)	$(0.26)	$(0.39)	$(0.44)
Shares used in computation of basic and diluted net loss per share	13,740,747	13,649,379	13,718,870	13,456,693

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net loss	$(5,360,491)	$(5,957,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,697	163,716
Amortization of net premium on marketable securities	14,756	143,430
Changes in operating assets and liabilities:
Other current assets	67,786	(54,313)
Accounts payable and accrued expenses	430,183	885,204

Net cash used in operating activities	(4,666,069)	(4,819,238)
Investing activities:
Purchases of capital equipment and leasehold improvements	(358,330)	(1,062,516)
Purchases of marketable securities	(4,910,711)	(18,491,874)
Proceeds from sales of marketable securities	1,386,531	3,831,968
Proceeds from maturities of marketable securities	13,550,000	7,372,000

Net cash provided by (used in) investing activities	9,667,490	(8,350,422)
Financing activities:
Proceeds from lease obligations	—	366,885
Payments on lease obligations	(67,162)	(17,733)
Proceeds from issuance of common stock	61,941	12,683,219

Net cash provided by (used in) investing activities	(5,221)	13,032,371

Change in cash and cash equivalents for the period	4,996,200	(137,289)
Cash and cash equivalents at beginning of period	378,007	455,073

Cash and cash equivalents at end of period	5,374,207	317,784
Marketable securities at end of period	5,896,509	21,789,809

Total cash, cash equivalents and marketable securities	$11,270,716	$22,107,593

Supplemental cash flow information:
Interest paid	$25,052	$7,880
Income taxes paid	$—	$—

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

2. Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(3,086,145)	$(3,543,591)	$(5,360,491)	$(5,957,275)
Unrealized gain (loss) on marketable securities	(8,099)	47,894	(18,912)	(23,508)

Comprehensive income (loss)	$(3,094,244)	$(3,495,697)	$(5,379,403)	$(5,980,783)

3. Cash, Cash Equivalents and Marketable Securities

     Cash, cash equivalents and marketable securities consist of the following:

	June 30,	December 31,
	2003	2002

Cash and cash equivalents	$5,374,207	$378,007
Marketable securities	5,896,509	15,955,997

	$11,270,716	$16,334,004

4. Accounting for Stock Options

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options. We have elected to follow the disclosure-only provisions of SFAS

No. 123 and continue to apply APB 25 and related interpretations in accounting for our stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any). At June 30, 2003 we had several stock-based employee compensation plans. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(3,086,145)	$(3,543,591)	$(5,360,491)	$(5,957,275)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(139,732)	(654,855)	(346,526)	(802,436)

Pro forma net loss	$(3,225,877)	$(4,198,446)	$(5,707,017)	$(6,759,711)

Earnings per share:
Basic and diluted-as reported	$(0.22)	$(0.26)	$(0.39)	$(0.44)

Basic and diluted-pro forma	$(0.23)	$(0.31)	$(0.42)	$(0.50)

The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 1.135 and 1.154 as of June 30, 2003 and 2002, respectively, and (6) a risk-free interest rate of 2.36% and 3.82% as of June 30, 2003 and 2002, respectively.

5. Subsequent Event

In July 2003, the Company sold 3.9 million shares of common stock in a private placement transaction for gross proceeds of $14.2 million (approximately $13.1 million net of transaction costs). As part of the private placement, the Company issued warrants to purchase up to 1.95 million shares of common stock. The common stock was sold at a price of $3.56 per share. The warrants were sold at a price of $0.125 per share underlying each warrant, have an exercise price of $4.09 per share and expire in July 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	Progress and preliminary results of clinical trials;

•	Anticipated regulatory filings, requirements and future clinical trials;

•	Market acceptance of our products and the estimated potential size of these markets;

•	Our anticipated future capital requirements and the terms of any capital financing; and

•	Timing and amount of future contractual payments, product revenues and operating expenses.

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	Dependence on the development and commercialization of products;

•	History of operating losses and uncertainty of future financial results;

•	Uncertainty of governmental regulatory requirements and lengthy approval process;

•	Future prospects heavily dependent on results of TOCOSOL Paclitaxel;

•	Dependence on third parties for funding, clinical development, manufacturing and distribution;

•	Future capital requirements and uncertainty of additional funding;

•	Uncertainty of U.S. or international legislative or administrative actions;

•	Continued listing on the Nasdaq National Market;

•	Competition and risk of technological obsolescence;

•	Limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	Ability to obtain and defend patents, protect trade secrets and avoid infringing patents held by third parties;

•	Limitations on third-party reimbursement for medical and pharmaceutical products;

•	Acceptance of our products by the medical community;

•	Dependence on key employees;

•	Potential for product liability issues and related litigation;

•	Potential for claims arising from the use of hazardous materials in our business; and

•	Volatility in the value of our common stock.

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

Business Overview

     Sonus Pharmaceuticals is applying its novel TOCOSOL™ drug delivery technology to make therapeutic drugs safer, easier to administer and potentially more effective. Our business strategy is as follows:

•	Develop proprietary, novel formulations of therapeutic drugs based on our TOCOSOL drug delivery technology. Our objective is to advance these proprietary products through Phase 1 and 2 clinical trials and then enter into collaborative agreements with larger companies to: (i) fund the pivotal clinical studies that would serve as the basis for submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA); and (ii) maximize the commercial opportunity of the product.

•	License our TOCOSOL drug delivery technology to other companies to enable them to improve formulations of their existing drugs or new compounds under development.

•	Expand the TOCOSOL technology to other dosage forms (e.g. oral) and site-specific delivery of therapeutic drugs.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of certain categories of therapeutic drugs. Development of drugs with our TOCOSOL technology may result in products with decreased incidences of side effects, improved dosing convenience and equivalent or better efficacy. The TOCOSOL technology uses vitamin E oil (tocopherol) to solubilize the drugs and tocopherol-based surfactants to control the size of drug delivery particles and make the product more compatible with the human body. It is this compatibility characteristic that makes our TOCOSOL technology particularly suited to injectable therapeutic drugs that are poorly soluble in water. In addition, the TOCOSOL technology may also be used in future applications to formulate oral dosage forms of hydrophobic (poorly soluble in water) and hydrophilic (water-based) drugs to improve their absorption and therapeutic utility.

Products Under Development

     TOCOSOL Paclitaxel. Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use injectable paclitaxel emulsion. TOCOSOL Paclitaxel is currently under study in Phase 2 clinical trials to evaluate safety and efficacy in multiple tumor types. We have demonstrated that TOCOSOL

Paclitaxel can be administered to patients by a short 15 minute injection, instead of the typical three-hour infusion that is required with the currently marketed paclitaxel products.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every 3 weeks.

     In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) was estimated to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol® at 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens. Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white cell count). No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD levels.

     We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002. Our goal with the Phase 2a studies is to estimate the safety and efficacy of TOCOSOL Paclitaxel in selected tumor types. The Phase 2a studies are evaluating TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These are single agent, open label studies enrolling patients who have had progressive disease despite one regimen of prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration. Overall, the best dose estimated for TOCOSOL Paclitaxel given weekly is 120 mg/m2.

     As of June 2003, patient enrollment in the Phase 2a clinical trials has been completed. We enrolled a total of 122 patients in the ovarian, non-small cell lung and bladder cancer studies. Of the 122 patients enrolled in these studies, 98 are evaluable according to the RECIST criteria, which means that the patients have received at least 8 weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm anti-tumor responses. Among the 98 evaluable patients to date, we have seen 25 objective responses and an additional 39 patients have been reported to have stable disease. Of the objective responses, 20 are partial responses and five are complete responses. Complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least 4 weeks apart, while partial response is defined as reduction in the sums of the longest tumor dimensions of ≥ 30% for at least 4 weeks. Stable disease is defined as no increase in any tumor size ≥ 20%. We expect to have efficacy data on the remaining 24 patients in the next several months.

     In the ovarian cancer study, 28 of 52 enrolled patients have been evaluated for anti-tumor effect. Seven of the 28 evaluable patients (25%) were reported as objective responses, including 1 complete response and 6 partial responses; 9 additional patients were reported to have stable disease. In the non-small cell lung cancer study, all 43 enrolled patients have had anti-tumor effect evaluated. Nine of the 43 evaluable patients (21%) were reported as objective responses, including 2 complete responses and 7 partial responses; 19 additional patients were reported to have stable disease. In the bladder cancer study, all 27 patients enrolled have had anti-tumor effect evaluated. Nine of the 27 evaluable patients (33%) were reported as objective responses, including 2 complete responses and 7 partial responses; 11 additional patients were reported to have stable disease.

     The Phase 2a clinical efficacy results as of June 2003 are summarized in the table below:

				Objective Responses (OR)
	No.	No.
Cancer	Patients	Patients	Stable	Partial	Complete	Total
Type	Enrolled	Evaluable	Disease	Response	Response	OR	% OR

Ovarian	52	28	9	6	1	7	25%
NSCL	43	43	19	7	2	9	21%
Bladder	27	27	11	7	2	9	33%

     In addition to the Phase 2a efficacy results, we are also monitoring patients for key types of adverse events such as peripheral neuropathy and transient reductions in blood cell counts. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 29%, which compares favorably to what has been seen following treatment with the marketed paclitaxel products in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 6%, and no patients have experienced Grade 4 peripheral neuropathy, and we believe this experience compares favorably to the reported experience with Taxol. Dose reductions or delays due to toxicity of any sort are uncommon; approximately 83% of planned doses have been delivered on schedule at full dose. Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following nearly 1,600 administered doses. Fewer than 17% of doses led to a reaction of any severity, and less than 1% of doses led to reactions that were of Grade 3 severity (no Grade 4 reactions occurred). Again, these frequencies compare favorably with reported rates of infusion reactions upon administration of available paclitaxel products. Investigators have reported that they believe infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications had no effect. Infusion reactions very rarely prevented delivery of intended doses. Overall, we are seeing excellent tolerability of TOCOSOL Paclitaxel over multiple treatment cycles, evidenced by the fact that patients typically do not need doses reduced or delayed.

     The results of the Phase 2a clinical trials are preliminary at this time and may or may not be indicative of the final results upon completion of the studies.

     Our near term objective is to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel. Based on discussions with the FDA, we have outlined a regulatory strategy for TOCOSOL Paclitaxel that gives us three pathways for getting the product approved. Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label while in parallel pursuing opportunities to further differentiate the product. Our strategy is as follows:

•	505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which relies on the FDA’s previous findings of safety and effectiveness of an approved product, with additional data supporting any changes to the previously approved product (e.g., dosing regimen or formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about a drug. We will seek to demonstrate pharmacokinetic comparability between the active amounts of paclitaxel delivered for treatment by TOCOSOL Paclitaxel and Taxol, as well as to confirm the linkage between paclitaxel pharmacokinetics and anti-tumor effect. We expect to initiate a randomized crossover clinical pharmacology study in the fourth quarter of 2003 to compare TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every 3 weeks. If comparable pharmacokinetics of active paclitaxel can be shown between our product and Taxol, we would then conduct a single comparative clinical trial to assure that the efficacy provided by TOCOSOL Paclitaxel is comparable to that for which Taxol has already been approved. The NDA submission would likely follow in late 2005 or early 2006, seeking approval to market TOCOSOL Paclitaxel under the indications for which Taxol is currently approved.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval in bladder cancer, an indication for which there is currently no FDA-approved therapy, including taxanes. We plan to initiate a Phase 2b study in bladder cancer in the fourth quarter of 2003, using weekly 120 mg/m2 doses of TOCOSOL Paclitaxel.

•	Taxane-approved indications. We will conduct trials in ovarian and breast cancers, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of paclitaxel given every three weeks, potentially leading to greater anti-tumor efficacy. The data from these clinical trials would support supplemental new drug applications (SNDA’s) following a 505(b)(2) NDA, if successful, or provide supportive data for standard NDA submissions in the event that the 505(b)(2) strategy is unsuccessful. We plan to initiate Phase 2b studies in ovarian and breast cancers by the end of 2003.

     In addition to commencing the pivotal clinical trials program, we are also seeking to secure a corporate partner for TOCOSOL Paclitaxel to provide the funding for the remaining clinical development costs and also to maximize the commercial success of the product. Our objective is to enter into a corporate partner relationship for Tocosol Paclitaxel by the end of 2003. However, the consummation of the $14.2 million private placement in July 2003, coupled with our existing cash resources ($11.3 million at June 30), provides us additional flexibility in our ongoing negotiations with potential corporate partners and allows us to extend this objective into early 2004, if desired.

     TOCOSOL Camptothecin. Our second product utilizing the TOCOSOL drug delivery technology is a novel injectable formulation of camptothecin, which we have named TOCOSOL Camptothecin. This formulation is based on the unmodified camptothecin molecule, which is poorly soluble and difficult to formulate for administration to humans. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer; and topotecan, which is marketed under the name Hycamptin®, is indicated for treatment of ovarian and non-small cell lung cancers. We believe the camptothecin analogs may be less active than the camptothecin parent molecule. We submitted an Investigational New Drug Exemption application (IND) to the FDA for TOCOSOL Camptothecin in late 2002. Resources permitting, we expect to begin a Phase 1 study by the end of 2003.

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

Results of Operations

     As of June 30, 2003, our accumulated deficit was approximately $45.7 million. We expect to incur additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs. Substantially all of our revenue to date has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     The Company reported no revenue for the second quarter of 2003 or 2002. For the six months ended June 30, 2003 and June 30, 2002, revenue was $25,000. Revenues for the remainder of 2003 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Total operating expenses for the second quarter of 2003 were $3.1 million compared with $3.7 million in the second quarter of 2002. The decline in operating expenses from the prior year was primarily due to lower research and development expenses ($2.3 million in the second quarter of 2003 compared to $2.8 million in the second quarter of 2002) as well as lower general and administrative expenses ($802,000 in the second quarter of 2003 compared to $861,000 in the second quarter of 2002). For the first six months of 2003, total operating expenses were $5.5 million compared to $6.2 million for the prior year period. The decrease primarily reflected the completion of the Phase 2 enrollment in the clinical trials for our lead product, TOCOSOL Paclitaxel, as well as cost containment in general and administrative expenses.

     Net interest income was $30,000 and $90,000 for the three and six months ended June 30, 2003 compared with $150,000 and $258,000 for the same periods in 2002. The decline in net interest income for both periods was primarily due to lower levels of invested cash in the current year as well as generally lower interest rates.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. In July 2003, we completed a private placement that raised approximately $13.1 million in net proceeds through the sale of 3.9 million shares of common stock.

     At June 30, 2003, we had cash, cash equivalents and marketable securities of $11.3 million compared to $16.3 million at December 31, 2002. The decline was primarily due to the $5.4 million net loss for the first six months of 2003. These balances are as of June 30, 2003 and do not include the $13.1 million in net proceeds raised through the private placement of common stock in July 2003 noted above.

     We expect that our cash requirements will continue to increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs including technology transfer costs related to our manufacturing and supply agreement for TOCOSOL Paclitaxel, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through approximately mid-2005. We will need additional funding to complete the final clinical trials and obtain regulatory approval for TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under third party collaborative agreements.

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

     We also have commitments in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $2.8 million and $344,000 under our capital lease and leasehold financing agreements. These commitments have been incorporated into our cash requirement estimates included herein.

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

     We have a history of operating losses which we expect will continue and we may never become profitable.

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of June 30, 2003, our accumulated deficit totaled $45.7 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which will not occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	The timing and costs of clinical trials and regulatory approvals;

•	Entering into new collaborative or product license agreements;

•	The timing and costs of technology transfer associated with manufacturing and supply agreements;

•	The timing of payments, if any, under collaborative partner agreements; and

•	Costs related to obtaining, defending and enforcing patents.

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

     Our drug delivery products are subject to significant uncertainty because they are in the early stages of development and are subject to regulatory approval. We filed an Investigational New Drug Exemption application, or IND, with the FDA for TOCOSOL Paclitaxel in September 2000 and completed the Phase 1 clinical study for this product in August 2002. In March 2002, we initiated the first four Phase 2a clinical trials for TOCOSOL Paclitaxel. Included in this first group of Phase 2a clinical trials was a trial in colorectal cancer that was terminated in 2002 due to insufficient indications of efficacy. As of June 30, 2003, we have completed enrollment in the current Phase 2 program. There can be no assurance that current and future clinical studies will demonstrate that TOCOSOL Paclitaxel will be safe or efficacious, that the required comparable pharmacokinetic profile to Taxol will be proven in connection with our 505(b)(2) strategy, or that we will file a New Drug Application. We are also currently engaged in the development of a formulation of camptothecin using our TOCOSOL drug delivery technology. We filed an IND for TOCOSOL Camptothecin with the FDA in late 2002 and, resources permitting, expect to begin a Phase 1 study by the end of 2003. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

     Our future prospects are heavily dependent on the results of TOCOSOL Paclitaxel.

     Most of our attention and resources are directed to the development of TOCOSOL Paclitaxel. If TOCOSOL Paclitaxel is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially adversely affected.

     We depend on third parties for funding, clinical development, manufacturing and distribution.

     We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We currently do not have any arrangements with third parties in place, which will provide any funding to the Company. If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative partners to fund or perform research, clinical development, manufacturing, marketing, sales and/or distribution, which could have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any potential partner may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner. In connection with the manufacturing scale-up project for TOCOSOL Paclitaxel, we signed a manufacturing agreement with SICOR Pharmaceuticals, Inc. in July 2002 for the manufacturing of clinical and commercial supplies of the product.

     We will need additional capital in the future, and if it is not available on terms acceptable to us, or at all, we may need to scale back our development and commercialization activities.

     Our development efforts to date have consumed and will continue to require substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements and from the assignment of substantially all of our ultrasound contrast intellectual property. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through approximately mid-2005. However, we will need substantial additional capital to complete the development of TOCOSOL Paclitaxel as well as other product candidates and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

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

     Failure to satisfy Nasdaq National Market Listing requirements may result in our common stock being delisted from The Nasdaq National Market.

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of June 30, 2003, we had stockholders’ equity of $10.4 million. In July 2003, we raised $13.1 million of additional equity in a private placement transaction. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

     The development of pharmaceutical products in general and the development of paclitaxel reformulations in particular is extremely competitive, and if we fail to compete effectively, it would negatively impact our business.

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

     Many of our competitors and potential competitors, including large pharmaceutical, chemical and biotechnology concerns and universities and other research institutions, have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than us. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete. If we fail to compete effectively, it would have a material adverse effect on our business, financial condition and results of operations.

     We rely on third party suppliers and manufacturers to produce products that we develop and failure to retain such suppliers and manufacturers would adversely impact our ability to commercialize our products.

     We currently rely on third parties to supply the chemical ingredients necessary for our drug delivery products. Currently, Indena SpA is our primary supplier of paclitaxel, the main ingredient in TOCOSOL Paclitaxel. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. SICOR Pharmaceuticals, Inc. is our primary manufacturer of TOCOSOL Paclitaxel for clinical studies and has also agreed to manufacture TOCOSOL Paclitaxel for commercialization. We previously manufactured clinical supplies of TOCOSOL Paclitaxel at other GMP certified contract laboratories. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. Our reliance on independent manufacturers involves a number of other risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes or have problems with commercial scale-up, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

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

     Reimbursement procedures and future healthcare reform measures are uncertain and may adversely impact our ability to successfully sell pharmaceutical products.

     Our ability to successfully sell any pharmaceutical products will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients for the costs of future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

     If our products are not accepted by the medical community our business will suffer.

     Commercial sales of our proposed products will substantially depend upon the products’ efficacy and on their acceptance by the medical community. Widespread acceptance of our products will require educating the medical community as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

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

     The businesses in which we engage have a risk of product liability, and in the event of a successful suit against us, our business could be severely harmed.

     The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. While we currently maintain product liability insurance, which we believe to be adequate for current applications of our products, such insurance may not continue to be available at a reasonable cost or may not be sufficient to fully cover any potential claims. In the event of a successful suit against us, the lack or insufficiency of insurance coverage could have a material adverse effect on our business and financial condition.

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

     The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses, FDA review of our product development activities, the results of preclinical studies and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies’ operating performance. Also, biotechnology stocks may be volatile even during periods of relative market stability. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2003, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

     An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     In July 2003, Sonus sold 3,930,071 shares of its common stock for a purchase price of $3.56 per share and warrants to purchase up to 1,965,031 shares of its common stock for a purchase price per warrant of $.125 per share underlying each warrant. The warrants are exercisable at any time prior to July 2008 at an exercise price of $4.09 per share. The aggregate purchase price of the common stock and warrants to purchase common stock was approximately $14.2 million, resulting in net proceeds to Sonus of approximately $13.1 million. Sonus and the investors concurrently entered into a Registration Rights Agreement under which Sonus has agreed to file a registration statement under the Securities Act of 1933, as amended, to register for resale all of the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the offering. The shares of common stock and warrants to purchase common stock were sold to new and current institutional and accredited investors in conformity with rule 506 under Regulation D and under Section 4(2) of the Securities Act. Each of the investors represented such investor’s intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the common stock and warrants issued by Sonus. The offering was conducted without any general solicitation or advertising.

Item 4. Submission of Matters to a Vote of Security Holders

     Information regarding matters submitted to a vote of security holders at our annual meeting of stockholders held on April 30, 2003, is set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

10.53	First Amendment dated May 5, 2003 to Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.

10.54	Change in Control Agreement for Michael B. Stewart.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

               The Company filed the following report on Form 8-K during the quarter ended June 30, 2003:

1.	The Registrant filed a report on Form 8-K on April 22, 2003 in connection with the Company’s first quarter conference call.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: August 13, 2003	By: /s/ Richard J. Klein

Richard J. Klein Chief Financial Officer (Principal Financial and Accounting Officer)