Form 10-Q
period 2003-09-30
SONUS PHARMACEUTICALS INC
filed 2003-11-14
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003

Common Stock, $.001 par value	17,938,333

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number

Part I. Financial Information
Item 1. Financial Statements
Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
Statements of Operations (unaudited) for the three and nine months ended September 30, 2003 and September 30, 2002	4
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and September 30, 2002	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 2. Changes in Securities and Use of Proceeds	23
Item 6. Exhibits and Reports on Form 8-K	23
Items 1, 3, 4 and 5 are not applicable and therefore have been omitted.
Signatures	24

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash, cash equivalents and marketable securities	$22,149,054	$16,334,004
Other current assets	176,154	289,909

Total current assets	22,325,208	16,623,913
Property and equipment, net	1,567,072	1,310,390

Total assets	$23,892,280	$17,934,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,436,120	$1,800,786
Current portion of lease obligations	147,803	137,602

Total current liabilities	2,583,923	1,938,388
Lease obligations, less current portion	159,824	271,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 17,708,020 and 13,691,547 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	69,319,162	56,010,950
Accumulated deficit	(48,173,956)	(40,312,665)
Accumulated other comprehensive income	3,327	25,643

Total stockholders’ equity	21,148,533	15,723,928

Total liabilities and stockholders’ equity	$23,892,280	$17,934,303

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues	$—	$—	$25,000	$25,000
Operating expenses:
Research and development	1,831,347	2,587,902	5,777,173	7,101,923
General and administrative	709,028	785,714	2,238,711	2,512,002

Total operating expenses	2,540,375	3,373,616	8,015,884	9,613,925

Operating loss	(2,540,375)	(3,373,616)	(7,990,884)	(9,588,925)
Interest income (expense):
Interest income	47,884	115,021	162,956	380,935
Interest expense	(8,312)	(11,142)	(33,364)	(19,021)

Total interest income, net	39,572	103,879	129,592	361,914

Loss before taxes	(2,500,803)	(3,269,737)	(7,861,292)	(9,227,011)
Taxes	—	—	—	—

Net loss	$(2,500,803)	$(3,269,737)	$(7,861,292)	$(9,227,011)

Basic and diluted net loss per share	$(0.15)	$(0.24)	$(0.53)	$(0.68)
Shares used in computation of basic and diluted net loss per share	16,666,661	13,662,343	14,701,467	13,525,243

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Operating activities:
Net loss	$(7,861,292)	$(9,227,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271,467	261,790
Amortization of net premium on marketable securities	13,305	206,530
Changes in operating assets and liabilities:
Other current assets	113,755	48,704
Accounts payable and accrued expenses	635,334	1,185,109

Net cash used in operating activities	(6,827,431)	(7,524,878)
Investing activities:
Purchases of capital equipment and leasehold improvements	(528,149)	(1,268,768)
Purchases of marketable securities	(14,978,337)	(25,517,473)
Proceeds from sales of marketable securities	1,386,530	5,228,717
Proceeds from maturities of marketable securities	14,980,000	15,922,000

Net cash provided by (used in) investing activities	860,044	(5,635,524)
Financing activities:
Proceeds from lease obligations	—	491,355
Payments on lease obligations	(101,962)	(49,368)
Proceeds from issuance of common stock	13,308,213	12,687,965

Net cash provided by financing activities	13,206,251	13,129,952

Change in cash and cash equivalents for the period	7,238,864	(30,450)
Cash and cash equivalents at beginning of period	378,007	455,073

Cash and cash equivalents at end of period	7,616,871	424,623
Marketable securities at end of period	14,532,183	18,821,061

Total cash, cash equivalents and marketable securities	$22,149,054	$19,245,684

Supplemental cash flow information:
Interest paid	$33,364	$19,021
Income taxes paid	$—	$—

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2002 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on March 10, 2003.

2. Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(2,500,803)	$(3,269,737)	$(7,861,292)	$(9,227,011)
Unrealized gain (loss) on marketable securities	(3,404)	15,502	(22,316)	(8,006)

Comprehensive income (loss)	$(2,504,207)	$(3,254,235)	$(7,883,608)	$(9,235,017)

3. Cash, Cash Equivalents and Marketable Securities

     Cash, cash equivalents and marketable securities consist of the following:

	September 30,	December 31,
	2003	2002

Cash and cash equivalents	$7,616,871	$378,007
Marketable securities	14,532,183	15,955,997

Total	$22,149,054	$16,334,004

4. Accounting for Stock Options

     Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options. We have elected to follow the disclosure-only provisions of SFAS No. 123 and continue to apply APB 25 and related interpretations in accounting for our stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any). At September 30, 2003 we had several stock-based employee compensation plans. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

     As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September		Nine months ended September
	30,		30,

	2003	2002	2003	2002

Net loss, as reported	$(2,500,803)	$(3,269,737)	$(7,861,292)	$(9,227,011)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(171,702)	(458,051)	(518,228)	(1,260,487)

Pro forma net loss	$(2,672,505)	$(3,727,788)	$(8,379,520)	$(10,487,498)

Earnings per share:
Basic and diluted-as reported	$(0.15)	$(0.24)	$(0.53)	$(0.68)
Basic and diluted-pro forma	$(0.16)	$(0.27)	$(0.57)	$(0.78)

     The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 1.128 and 1.154 as of September 30, 2003 and 2002, respectively, and (6) a risk-free interest rate of 3.07% and 3.82% as of September 30, 2003 and 2002, respectively.

5. Common Stock

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

     While these forward-looking statements made by us are based on our current beliefs and judgments, they are subject to risks and uncertainties that could cause actual results to vary from the projections in the forward-looking statements. You should consider the risks below carefully in addition to other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002 before engaging in any transaction involving shares of our common stock. If any of these risks occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Business Overview

     Sonus Pharmaceuticals is developing proprietary drugs utilizing its novel TOCOSOL™ drug delivery technology. Our goal is to make therapeutic drugs safer, easier to administer and potentially more effective. Our business strategy is as follows:

•	Develop proprietary, novel formulations of therapeutic drugs utilizing our TOCOSOL drug delivery technology. Our objective is to advance these proprietary products through Phase 1 and 2 clinical trials and then enter into collaborative agreements with larger companies to: (i) provide additional funding towards the pivotal clinical studies that would serve as the basis for submitting a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA); and (ii) maximize the value and commercial opportunity of the product.

•	License our TOCOSOL drug delivery technology to other companies to enable them to improve formulations of their existing drugs or new compounds under development.

•	Expand the TOCOSOL technology to other dosage forms (e.g. oral) and site-specific delivery of therapeutic drugs.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of therapeutic drugs. Development of drugs with our TOCOSOL technology may result in products with decreased incidences of side effects, improved dosing convenience and equivalent or better efficacy. The TOCOSOL technology uses vitamin E oil (tocopherol) and tocopherol derivatives to solubilize and stabilize drugs for formulation enhancement. The TOCOSOL technology is particularly suited to injectable drugs that are poorly soluble in water. In addition, the TOCOSOL technology may also be used in future applications to formulate oral drugs with poor permeability or oral drugs that are subject to hydrolysis or oxidation.

TOCOSOL Paclitaxel

     Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use injectable paclitaxel emulsion. We have completed patient enrollment in Phase 2a clinical trials for TOCOSOL Paclitaxel to evaluate safety and efficacy in multiple tumor types. We have demonstrated that TOCOSOL Paclitaxel can be administered to patients by a short 15-minute injection, compared to the typical one to three-hour infusion that is required with the currently marketed paclitaxel products.

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

     As of September 2003, patient enrollment in the Phase 2a clinical trials has been completed and all patients have been evaluated for initial efficacy results. We enrolled a total of 122 patients in the ovarian, non-small cell lung and bladder cancer studies. All 122 patients are evaluable, which means that the patients have received at least 8 weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm anti-tumor responses according to the RECIST criteria. In summary, for all three Phase 2a studies to date, we have seen 34 objective responses and an additional 49 patients have been reported to have stable disease. Of the objective responses, 27 are partial responses and seven are complete responses. Under the RECIST criteria, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least 4 weeks apart, while partial response is defined as reduction in the sums of the longest tumor dimensions of ≥30% for at least 4 weeks. Stable disease is defined as no increase in any tumor size ≥20%.

     In the ovarian cancer study, all 52 enrolled patients have been evaluated for anti-tumor effect. Sixteen of the 52 evaluable patients (31%) were reported as objective responses, including 2 complete responses and 14 partial responses; 19 additional patients were reported to have stable disease. In the non-small cell lung cancer study, all 43 enrolled patients have had anti-tumor effect evaluated. Nine of the 43 evaluable patients (21%) were reported as objective responses, including 3 complete responses and 6 partial responses; 19 additional patients were reported to have stable disease. In the bladder cancer study, all 27 patients enrolled have had anti-tumor effect evaluated. Nine of the 27 evaluable patients (33%) were reported as objective responses, including 2 complete responses and 7 partial responses; 11 additional patients were reported to have stable disease.

     The Phase 2a clinical efficacy results as of September 2003 are summarized in the table below:

			Objective Responses (OR)
	No.
Cancer	Patients	Stable	Partial	Complete	Total
Type	Evaluable	Disease	Response	Response	OR	% OR

Ovarian	52	19	14	2	16	31%
NSCL	43	19	6	3	9	21%
Bladder	27	11	7	2	9	33%

     In addition to the Phase 2a efficacy results, we are also monitoring patients for adverse events. The most significant adverse events expected with taxanes are peripheral neuropathy and neutropenia. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 33%, which compares favorably to what has been seen following treatment with the marketed paclitaxel products in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 9%, and no patients have experienced Grade 4 peripheral neuropathy. We believe these percentages compare favorably to the reported experience with Taxol. Dose reductions or delays due to toxicity of any sort are uncommon; approximately 75% of planned doses have been delivered on schedule at full dose. Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following nearly 2,000 administered doses. Fewer than 17% of doses led to a reaction of any severity, and less than 1% of doses led to reactions that were of Grade 3 severity. Again, these frequencies compare favorably with reported rates of infusion reactions upon administration of available paclitaxel products. Investigators have reported that they believe infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications had no effect. Infusion reactions very rarely prevented delivery of intended doses. Overall, we are seeing excellent tolerability of TOCOSOL Paclitaxel over multiple treatment cycles, evidenced by the fact that patients typically do not need doses reduced or delayed.

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

formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about a drug. We will seek to demonstrate pharmacokinetic comparability between the active amounts of paclitaxel delivered for treatment by TOCOSOL Paclitaxel and Taxol, as well as to confirm the linkage between paclitaxel pharmacokinetics and anti-tumor effect. We recently initiated a randomized crossover clinical pharmacology study to compare TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dose of Taxol). If comparable pharmacokinetics of active paclitaxel can be shown between our product and Taxol, we would then conduct a single comparative clinical trial to assure that the efficacy provided by TOCOSOL Paclitaxel is comparable to that for which Taxol has already been approved. The NDA submission would likely follow in late 2005 or early 2006, seeking approval to market TOCOSOL Paclitaxel under the indications for which Taxol is currently approved.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval for the treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancer), an indication for which there is currently no FDA-approved therapy. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We plan to initiate a Phase 2b study in bladder cancer using weekly dosing of TOCOSOL Paclitaxel by the end of 2003.

•	Taxane-approved indications. We will conduct trials in ovarian and breast cancers, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of paclitaxel given every three weeks, potentially leading to greater anti-tumor efficacy. The data from these clinical trials would support supplemental new drug applications (SNDA’s) following a 505(b)(2) NDA, if successful, or provide supportive data for standard NDA submissions in the event that the 505(b)(2) strategy is unsuccessful. We plan to initiate Phase 2b studies in ovarian and breast cancers by the end of 2003.

     In addition to continuing the clinical development of the product, we are also seeking to secure a corporate partner for TOCOSOL Paclitaxel to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of the product subsequent to product approval. During the first half of 2003, the primary need for entering into a corporate partner agreement was to secure additional financial resources in order to initiate the new clinical studies for TOCOSOL Paclitaxel by the end of 2003 under our comprehensive regulatory strategy. However, we completed a private placement of common stock in July 2003 for $14.2 million, which significantly increased our existing cash resources ($22.1 million at September 30). We continue to have an objective of securing a corporate partner for TOCOSOL Paclitaxel with an objective of maximizing both the value of the product to date and the commercial value subsequent to product approval.

\

Research Product Pipeline

     We continue to invest in the research and development of new products, including those that could extend the application of our TOCOSOL drug delivery technology. Our second product utilizing the TOCOSOL drug delivery technology is a novel injectable formulation of camptothecin. This formulation is based on the unmodified camptothecin molecule, which is poorly soluble and difficult to formulate for administration to humans. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer; and topotecan, which is marketed under the name Hycamptin®, is indicated for treatment of ovarian and non-small cell lung cancers. We believe the camptothecin analogs may be less active than the camptothecin parent molecule. In addition to camptothecin, we are evaluating a number of other earlier-stage therapeutic drug formulations utilizing our TOCOSOL drug delivery technology. Our research and development efforts on these are preliminary and we cannot give any assurance that any of these compounds will be successful or that INDs will be filed. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

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

     Our success will depend, in part, on our ability to obtain patents, defend patents, protect trade secrets, and avoid infringing on the rights of others. To date, we have filed 26 patent applications in the U.S. pertaining to our technology and products as well as counterpart filings in Europe and key countries in Asia and Latin America. We have also received Notice of Allowance for three of the previously filed patent applications, which means that patent issuance for these applications is expected within the next three to six months. During 2002, the United States Patent and Trademark Office issued two patents to us related to TOCOSOL Paclitaxel and the TOCOSOL drug delivery technology. All other patent applications are currently in process with the United States Patent and Trademark Offices or foreign counterpart agencies, although we have received notice of allowable claims in certain applications.

Results of Operations

     As of September 30, 2003, our accumulated deficit was approximately $48.2 million. We expect to incur additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs. Substantially all of our revenue to date has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, any payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     The Company reported no revenue for the third quarter of 2003 or 2002. For the nine months ended September 30, 2003 and September 30, 2002, revenue was $25,000. Revenues for the remainder of 2003 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Total operating expenses for the third quarter of 2003 were $2.5 million compared with $3.4 million in the third quarter of 2002. The decline in operating expenses from the prior year was primarily due to lower research and development expenses ($1.8 million in the third quarter of 2003 compared to $2.6 million in the third quarter of 2002) as well as lower general and administrative expenses ($709,000 in the third quarter of 2003 compared to $786,000 in the third quarter of 2002). For the first nine months of 2003, total operating expenses were $8.0 million compared to $9.6 million for the prior year period. The decrease primarily reflected the completion of the Phase 2a enrollment in the clinical trials for our lead product, TOCOSOL Paclitaxel, as well as cost containment in general and administrative expenses.

     Net interest income was $40,000 and $130,000 for the three and nine months ended September 30, 2003 compared with $104,000 and $362,000 for the same periods in 2002. The decline in net interest income for both periods was primarily due to generally lower levels of invested cash in the current year as well as lower interest rates.

Liquidity and Capital Resources

     We have historically financed operations with payments under contractual agreements with third parties and proceeds from equity financings. In July 2003, we completed a private placement that raised approximately $13.1 million in net proceeds through the sale of 3.9 million shares of common stock.

     At September 30, 2003, we had cash, cash equivalents and marketable securities of $22.1 million compared to $16.3 million at December 31, 2002. The increase was primarily due to the $13.1 million in net proceeds from the private placement in July 2003, offset in part by the $7.9 million net loss for the first nine months of 2003.

     We expect that our cash requirements will continue to increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs including technology transfer costs related to our manufacturing and supply agreement for TOCOSOL Paclitaxel, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through early 2005. We will need additional funding to complete the final clinical trials and obtain regulatory approval for TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under third party collaborative agreements.

     Our future capital requirements depend on many factors including:

•	the timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	the timing and costs of technology transfer associated with manufacturing and supply agreements;

•	the timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

     We also have contractual commitments in the form of operating leases, capital leases and leasehold financing arrangements as of September 30, 2003 as listed in the following table:

	Total	2003	2004	2005	2006	2007

Facility Lease	$2,589,000	$121,000	$678,000	$679,000	$694,000	$417,000
Capital Leases	213,000	30,000	129,000	54,000	—	—
Leasehold Financing	95,000	4,000	22,000	25,000	27,000	17,000

Total	$2,897,000	$155,000	$829,000	$758,000	$721,000	$434,000

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

Critical Accounting Policies and Estimates

     The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments including those related to revenue recognition and research and development costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of September 30, 2003, our accumulated deficit totaled $48.2 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which will not occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	the timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	the timing and costs of technology transfer associated with manufacturing and supply agreements;

•	the timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our drug delivery products are subject to significant uncertainty because they are in the early stages of development and are subject to regulatory approval. We filed an Investigational New Drug Exemption application, or IND, with the FDA for TOCOSOL Paclitaxel in September 2000 and completed the Phase 1 clinical study for this product in August 2002. In March 2002, we initiated the first four Phase 2a clinical trials for TOCOSOL Paclitaxel. Included in this first group of Phase 2a clinical trials was a trial in colorectal cancer that was terminated in 2002 due to insufficient indications of efficacy. During the second quarter of 2003 we completed enrollment in the current Phase 2a program. There can be no assurance that current and future clinical studies will demonstrate that TOCOSOL Paclitaxel will be safe or efficacious, that the required comparable pharmacokinetic profile to Taxol will be proven in connection with our 505(b)(2) strategy, or that we will file a New Drug Application. We are also currently engaged in the development of a formulation of camptothecin using our TOCOSOL drug delivery technology. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

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

     Our development efforts to date have consumed and will continue to require substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements and from the assignment of substantially all of our ultrasound contrast intellectual property. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through early 2005. However, we will need substantial additional capital to complete the development of TOCOSOL Paclitaxel as well as other product candidates and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

•	the timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	the timing and costs of technology transfer associated with manufacturing and supply agreements;

•	the timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of September 30, 2003, we had stockholders’ equity of $21.1 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. To date, we have two United States patents issued and 26 patent applications filed in the United States pertaining to our TOCOSOL drug delivery technology as well as counterpart filings in Europe and key countries in Asia and Latin America. We have also received Notice of Allowance for three of the previously filed patent applications, which means that patent issuance for these applications is expected within the next three to six months. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2003, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     Information regarding the sale of equity securities by us during the period covered by this report that were not registered under the Securities Act of 1933, as amended, is set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

     (b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1.	The Registrant filed a report on Form 8-K on July 10, 2003 in connection with the Company’s second quarter conference call.

2.	The Registrant filed a report on Form 8-K on August 8, 2003 in connection with the Company’s private placement financing in July 2003.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: November 14, 2003	By:	/s/ Richard J. Klein

Richard J. Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)