Form 10-K
period 2003-12-31
SONUS PHARMACEUTICALS INC
filed 2004-03-12
CIK 949858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [  ]  No[X]

As of June 30, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $49,683,526. As of March 2, 2004, 18,183,464 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2004 Annual Meeting of Stockholders to be held on May 5, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

PART I
ITEM 1. BUSINESS
Overview
TOCOSOL Drug Delivery Technology
TOCOSOL Paclitaxel
Research Product Pipeline
Market Overview
Manufacturing
Research and Development
Government Regulations – Drug Approval Process
Competition
Patents and Proprietary Rights
Product Liability
Employees
Certain Factors That May Affect Our Business and Future Results
Company Information
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK
ITEM 6.SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Sonus Pharmaceuticals, Inc.

PART I

     References in this Form 10-K to “Sonus Pharmaceuticals” or the “Company” refer to Sonus Pharmaceuticals, Inc. The information in this Form 10-K contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Certain Factors that May Affect Our Business and Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.

ITEM 1. BUSINESS

Overview

     Sonus Pharmaceuticals is utilizing its novel TOCOSOL™ drug delivery technology to make therapeutic drugs safer, easier to administer and potentially more effective. Our business strategy is as follows:

•	Develop novel, proprietary formulations of therapeutic drugs utilizing the TOCOSOL drug delivery technology.

•	Collaborate with other pharmaceutical or biotech companies to apply the TOCOSOL technology to the formulation of their proprietary products or compounds.

•	Identify and in-license new therapeutic opportunities for the treatment of cancer or related indications to expand Sonus’ existing pipeline.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of therapeutic drugs. Development of drugs with our TOCOSOL technology may result in products with decreased incidences of side effects, improved dosing convenience and equivalent or better efficacy. The TOCOSOL technology uses vitamin E oil (tocopherol) and tocopherol derivatives to solubilize and stabilize drugs for formulation enhancement. The TOCOSOL technology is particularly suited to injectable drugs that are poorly soluble in water. In addition, we believe that the TOCOSOL technology may also be used in future applications to formulate oral drugs with poor absorption or oral drugs that are subject to hydrolysis or oxidation.

TOCOSOL Paclitaxel

     Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use injectable paclitaxel emulsion. We have completed patient enrollment in three Phase 2a clinical trials for TOCOSOL Paclitaxel to evaluate safety and efficacy in multiple tumor types. We have demonstrated that TOCOSOL Paclitaxel can be administered to patients by a short 15-minute injection, compared to the typical one- to three-hour infusion that is required with the currently marketed taxane products.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every 3 weeks. In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) was estimated to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol® at 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens (under the RECIST criteria, partial response is defined as reduction in the sums of the longest tumor dimensions of ≥30% for at least 4 weeks). Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white cell count). No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD levels.

     We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to estimate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These are single agent, open label studies enrolling patients who have had progressive disease despite one regimen of prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration. Overall, the best dose estimated for TOCOSOL Paclitaxel given weekly is 120 mg/m2.

     Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003 and all patients have been evaluated for initial efficacy results. We enrolled a total of 122 patients in the ovarian, non-small cell lung and bladder cancer studies. All 122 patients are evaluable, which means that the patients have received at least 8 weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm anti-tumor responses according to the RECIST criteria. In summary, for all three Phase 2a studies to date, we have seen 38 objective responses for an overall objective response rate of 31% and an additional 47 patients have been reported to have stable disease (stable disease is defined as no increase in any tumor size ≥20%). Of the objective responses, 30 are partial responses and eight are complete responses (under the RECIST criteria, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart).

     Of the 122 patients, 52 were from the ovarian cancer study. In the ovarian cancer study, all 52 enrolled patients have been evaluated for anti-tumor effect. Twenty of the 52 evaluable patients (38%) were reported as objective responses, including three complete responses and 17 partial responses; 17 additional patients were reported to have stable disease. In the non-small cell lung cancer study, all 43 enrolled patients have had anti-tumor effect evaluated. Nine of the 43 evaluable patients (21%) were reported as objective responses, including three complete responses and six partial responses; 19 additional patients were reported to have stable disease. In the bladder cancer study, all 27 patients enrolled have had anti-tumor effect evaluated. Nine of the 27 evaluable patients (33%) were reported as objective responses, including two complete responses and seven partial responses; 11 additional patients were reported to have stable disease.

     The Phase 2a clinical efficacy results as of January 2004 are summarized in the table below:

			Objective Responses (OR)
	No.
Cancer	Patients	Stable	Partial	Complete	Total
Type	Evaluable	Disease	Response	Response	OR	% OR

Ovarian	52	17	17	3	20	38%
NSCL	43	19	6	3	9	21%
Bladder	27	11	7	2	9	33%
Totals	122	47	30	8	38	31%

     In addition to the Phase 2a efficacy results, we are also monitoring patients for adverse events. The most significant adverse events expected with taxanes are peripheral neuropathy and neutropenia. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 35%, which compares favorably to what has been seen following treatment with the marketed paclitaxel products in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 9%, and no patients have experienced Grade 4 peripheral neuropathy. We believe these percentages compare favorably to the reported experience with Taxol. Dose reductions or delays due to toxicity of any sort are uncommon; at the highest dose level tested, approximately 75% of planned doses have been delivered on schedule at full dose. Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following nearly 2,000 administered doses. Fewer than 17% of doses led to a reaction of any severity, and less than 1% of doses led to reactions that were of Grade 3 or 4 severity. Again, these frequencies compare favorably with reported rates of infusion reactions upon administration of available paclitaxel products. Investigators have reported that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications had no effect. Infusion reactions very rarely prevented delivery of intended doses. Overall, we are seeing excellent tolerability of TOCOSOL Paclitaxel over multiple treatment cycles, evidenced by the fact that patients typically do not need doses reduced or delayed.

     The results of the Phase 2a clinical trials are preliminary at this time and may or may not be indicative of the final results upon completion of the studies.

     Our near-term objective is to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel. Based on discussions with the Food and Drug Administration (FDA), we have outlined a regulatory strategy for TOCOSOL Paclitaxel that gives us three pathways for getting the product approved. Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label while in parallel pursuing opportunities to expand the label indications to further differentiate the product. Our strategy for product approval includes parallel development under three separate paths as follows:

•	505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which relies on the FDA’s previous findings of safety and effectiveness of an approved product (Taxol®), with additional data supporting any changes to the previously approved product (e.g., dosing regimen or formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about a drug. We will seek to demonstrate pharmacokinetic comparability between the active amounts of paclitaxel delivered for treatment by TOCOSOL Paclitaxel and Taxol, as well as to confirm the linkage between paclitaxel pharmacokinetics and anti-tumor effect. In the fourth quarter of 2003, we initiated a randomized crossover clinical pharmacology study to compare TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dose of Taxol). If comparable pharmacokinetics of active paclitaxel can be shown between our product and Taxol, we would then seek concurrence from the FDA to conduct a single comparative clinical trial to assure that the efficacy provided by TOCOSOL Paclitaxel is comparable to that for which Taxol has already been approved. The New Drug Application submission would likely follow in late 2005 or early 2006, seeking approval to market TOCOSOL Paclitaxel under the indications for which Taxol is currently approved.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval for the treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is currently no FDA-approved therapy. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer using weekly dosing of TOCOSOL Paclitaxel in the fourth quarter of 2003.

•	Taxane-approved indications. We will conduct trials in ovarian and breast cancers, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of paclitaxel given every three weeks, potentially leading to greater anti-tumor efficacy. The data from these clinical trials would support Supplemental New Drug Applications (SNDA’s) following a 505(b)(2) NDA, if successful, and provide supportive data for both a 505(b)(2) NDA or for a standard NDA submission in the event that the 505(b)(2) strategy is unsuccessful. We plan to initiate Phase 2b studies in ovarian and breast cancers during 2004.

     In addition to continuing the clinical development of the product, we are also seeking to secure a corporate partner for TOCOSOL Paclitaxel to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of the product subsequent to product approval.

Research Product Pipeline

     We continue to invest in the research and development of new products, including those that could extend the application of our TOCOSOL drug delivery technology. We are currently evaluating a number of early stage therapeutic drug formulations utilizing our TOCOSOL drug delivery technology, including potential product candidates based on the camptothecin molecule. The camptothecin molecule family is poorly soluble and difficult to formulate for administration to humans. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer; and topotecan, which is marketed under the name Hycamptin®, is indicated for treatment of ovarian and non-small cell lung cancers. Our research and development efforts on these product candidates are preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress to clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

Market Overview

     Cancer is characterized by rapid, uncontrolled cell division resulting in the growth of an abnormal mass of cells generally referred to as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. As these tumors grow, they cause damage to the surrounding tissue and organs and commonly result in death if left untreated. Cancer is believed to occur as a result of a number of hereditary and environmental factors. According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. Approximately 564,000 Americans are expected to die of cancer in 2004. The National Institutes of Health estimated the direct medical cost of cancer to be $64 billion in 2003.

     Our lead product, TOCOSOL Paclitaxel, is a cancer therapy drug. Paclitaxel, the active ingredient in TOCOSOL Paclitaxel, is a member of the taxane class of chemotherapy drugs, which generate annual worldwide sales in excess of $2 billion. Our products are for the most part in the early to middle stages of development, and it is difficult to evaluate the potential markets for these products as the areas of potential application are diverse and specific applications are yet to be determined. Overall, we operate in the drug delivery market sector. The drug delivery market is reported to be nearly $40 billion. Of that, a substantial portion is dedicated to the development of oral and injectable dosage forms. Our initial products under development would address a small fraction of this market. Drug delivery technology serves an increasingly important need in pharmaceutical development. The major pharmaceutical companies face an extremely competitive market, are under increasing pressure to introduce new products, and are facing loss of patent protection for a significant number of major revenue-producing drugs in their portfolios. We believe that new drug delivery technologies provide opportunities for overcoming formulation challenges with promising active pharmaceutical ingredients, for establishing product differentiation, for extending product life cycles, and for providing additional patent protection for key products.

Manufacturing

     We are currently conducting developmental studies and analytical testing at our facilities in Bothell, Washington as part of our ongoing research and development. We have utilized the University of Iowa as the Food & Drug Administration (FDA)-certified institution to manufacture TOCOSOL Paclitaxel and other products under current Good Manufacturing Practice (GMP) requirements for our use in preclinical and clinical studies. In mid-2002, we entered into a manufacturing and supply agreement with SICOR Pharmaceuticals, Inc. During 2003, in collaboration with SICOR, we completed scaling of the drug manufacturing process to commercial levels for TOCOSOL Paclitaxel ensuring us adequate clinical supply for ongoing and planned clinical trials, and to provide a commercial scale process to enable regulatory approval and product launch. On the material supply side, we entered into a supply agreement with Indena SpA for the supply of GMP grade paclitaxel, which is the active pharmaceutical ingredient in TOCOSOL Paclitaxel, in early 2002.

Research and Development

     We currently conduct research and development activities at our facilities in Bothell, Washington. We also engage in certain research, preclinical studies and clinical development efforts at third party laboratories and other institutions. Our primary research and development efforts are currently directed at the development and application of the TOCOSOL drug delivery technology with respect to TOCOSOL Paclitaxel and other various compounds to which the technology can bring advantage.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat cancer and other serious disease. The costs associated with research and preclinical programs and clinical development programs are as follows (in millions):

	2003	2002	2001

Research and preclinical programs	$4.9	$5.0	$3.6
Clinical development programs	$2.8	$4.0	$1.6

Total research and development	$7.7	$9.0	$5.2

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

Government Regulations – Drug Approval Process

     Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical tests, to produce and market products for human diagnostic use, mandatory procedures and safety standards established by the FDA in the U.S. and comparable agencies in other countries must be followed.

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

(i)	Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

(ii)	Submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials in the U.S. may commence;

(iii)	Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug in its intended population and use(s);

(iv)	Submission to the FDA of a New Drug Application, or NDA, which application is not automatically accepted by the FDA for consideration; and

(v)	FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered by the FDA for each product that is manufactured at that facility. U.S. manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices, or GMP, requirements applicable to the production of pharmaceutical drug products.

     Preclinical studies include laboratory evaluation of the active drug substance and its formulation and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

     Clinical trials involve the administration of the investigational drug to healthy volunteers and/or to patients under the supervision of a qualified principal investigator. In the case of cytotoxic drugs, such as TOCOSOL Paclitaxel, all clinical trials are conducted only in eligible patients with advanced cancers. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is approved and monitored by an independent Institutional Review Board or Ethics Committee who consider, among other things, ethical factors, informed consent documents, the safety of human subjects and the possible liability of the institution conducting a clinical study. The Institutional Review Board or Ethics Committee may require changes in protocol, which may delay initiation or completion of the study.

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

     The process of completing clinical testing and obtaining FDA approval for a new product takes a number of years and requires the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing clinical trials. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the NDA, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data, and further studies will be required to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-market testing and surveillance programs to monitor the drug’s side effects.

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

     Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. In addition, Aventis has a taxane product, Taxotere®, which is similar to paclitaxel and is marketed for the treatment of breast and non-small cell lung cancers. As a result of such increased competition, the price for paclitaxel products has been under pressure and may drop significantly before our products achieve regulatory approval.

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

     Our success will depend, in part, on our ability to obtain patents, defend patents and protect trade secrets. To date, we have filed 26 patent applications in the U.S. pertaining to our TOCOSOL drug delivery technology and related systems as well as counterpart filings in Europe and key countries in Asia and Latin America. During 2003, the United States Patent and Trademark Office (PTO) issued two new patents to us related to TOCOSOL Paclitaxel. The PTO also issued an additional patent to Sonus related to its technology platform in January 2004. The Company has a total of five issued patents in the United States, with three of those specific to TOCOSOL Paclitaxel. All other patent applications are currently in process and have not been issued by the United States Patent and Trademark Offices or foreign counterpart agencies.

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

     We also rely on unpatented trade secrets, proprietary know-how and continuing technological innovation, which we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or know-how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

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

Employees

     As of March 2, 2004, we had 41 employees, 29 engaged in research and development, regulatory, clinical and manufacturing activities, and 12 in business operations and administration. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

Certain Factors That May Affect Our Business and Future Results

     If we fail to develop products, then we may never realize revenue from product commercialization.

     A key element of our business strategy is to utilize our technologies for the development and commercialization of products that utilize our drug delivery technology. Most of our attention and resources are directed to the development of TOCOSOL, a drug delivery technology, that provides a novel approach to the formulation of water insoluble compounds for therapeutic applications. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to demonstrate the efficacy of our products, or commercialize any products developed with our technology. There can be no assurance that TOCOSOL or any of our other current products under development or any future products will be safe or efficacious. If TOCOSOL or any of our other current products under development are ultimately ineffective in treating cancer, do not receive the necessary regulatory approvals or do not obtain commercial acceptance, we will be materially adversely affected.

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

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of December 31, 2003, our accumulated deficit totaled $50.8 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which is not likely to occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our drug delivery products are subject to significant uncertainty because they are in the early to middle stages of development and are subject to regulatory approval. The results of pre-clinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized.

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

     Our development efforts to date have consumed and will continue to require substantial amounts of cash, and we have generated only limited revenues from payments received from our contractual agreements and from the assignment of substantially all of our ultrasound contrast intellectual property. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through early 2005. However, if we are unable to obtain additional financing in 2004, we intend to reduce expenses such that existing cash resources would last through 2005. We will need substantial additional capital to complete the development of TOCOSOL Paclitaxel as well as other product candidates and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

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

     Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. In addition, Aventis has a taxane product, Taxotere®, which is similar to paclitaxel and is marketed for the treatment of breast and non-small cell lung cancers. As a result of the increased competition, the price for paclitaxel products has been under pressure and may drop significantly before we achieve regulatory approval.

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

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. To date, we have five United States patents issued and 26 patent applications filed in the United States pertaining to our TOCOSOL drug delivery technology as well as counterpart filings in Europe and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of December 31, 2003, we had stockholders’ equity of $19.3 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

Company Information

     Sonus Pharmaceuticals was incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in September 1995. The Company’s principal executive offices are located at 22026 20th Avenue SE, Bothell, Washington 98021, and its telephone number is (425) 487-9500. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website, at http://www.sonuspharma.com, free of charge as soon as practicable after filing with the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.PROPERTIES

     We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle, Washington. The lease expires in July 2007 and includes an option to extend the term of the lease for three years. We believe that this facility will be adequate to meet our projected needs for the foreseeable future and that our monthly rent is reflective of current market rates.

ITEM 3.LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK

     Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 2, 2004, there were 200 stockholders of record and approximately 6,500 beneficial stockholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq National Market for the periods indicated are as follows:

	High	Low

2002
First Quarter	$8.59	$4.23
Second Quarter	7.17	1.87
Third Quarter	2.95	1.30
Fourth Quarter	3.23	1.14
2003
First Quarter	$2.75	$1.90
Second Quarter	4.32	1.95
Third Quarter	6.45	3.45
Fourth Quarter	6.26	4.55
2004
First Quarter (through 3/2/04)	$8.81	$5.00

ITEM 6.SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(in thousands, except per share data)
Statements of Operations Data:
Revenues	$25	$25	$8,749	$408	$12,050
Operating expenses	$10,663	$12,199	$8,532	$7,641	$12,088
Net income (loss)	$(10,467)	$(11,636)	$542	$(2,147)	$435
Net income (loss) per share:
Basic	$(0.68)	$(0.86)	$0.05	$(0.23)	$0.05
Diluted	$(0.68)	$(0.86)	$0.05	$(0.23)	$0.05
Shares used in calculation of net income (loss) per share
Basic	15,504	13,564	10,288	9,146	8,836
Diluted	15,504	13,564	11,048	9,146	8,969

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$19,664	$16,334	$15,124	$8,462	$11,804
Total assets	$21,468	$17,934	$15,864	$14,310	$18,089
Long-term liabilities	$121	$272	$—	$—	$—
Stockholders’ equity	$19,310	$15,724	$14,665	$8,509	$10,048

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

While these forward-looking statements made by us are based on our current beliefs and judgments, they are subject to risks and uncertainties that could cause actual results to vary from the projections in the forward-looking statements. You should consider the risks below carefully in addition to other information contained in this report before engaging in any transaction involving shares of our common stock. If any of these risks occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	dependence on the development and commercialization of products;

•	future prospects heavily dependent on results of TOCOSOL Paclitaxel;

•	history of operating losses and uncertainty of future financial results;

•	uncertainty of governmental regulatory requirements and lengthy approval process;

•	dependence on third parties for funding, clinical development, manufacturing and distribution;

•	future capital requirements and uncertainty of additional funding;

•	uncertainty of U.S. or international legislative or administrative actions;

•	competition and risk of technological obsolescence;

•	limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	ability to obtain and defend patents, protect trade secrets and avoid infringing patents held by third parties;

•	limitations on third-party reimbursement for medical and pharmaceutical products;

•	acceptance of our products by the medical community;

•	dependence on key employees;

•	potential for product liability issues and related litigation;

•	potential for claims arising from the use of hazardous materials in our business;

•	continued listing on the Nasdaq National Market; and

•	volatility in the value of our common stock.

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

Business Overview

     Sonus Pharmaceuticals is utilizing its novel TOCOSOL™ drug delivery technology to make therapeutic drugs safer, easier to administer and potentially more effective. Our business strategy is as follows:

•	Develop novel, proprietary formulations of therapeutic drugs utilizing the TOCOSOL drug delivery technology.

•	Collaborate with other pharmaceutical or biotech companies to apply the TOCOSOL technology to the formulation of their proprietary products or compounds.

•	Identify and in-license new therapeutic opportunities for the treatment of cancer or related indications to expand Sonus’ existing pipeline.

     Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs which is currently under study in late stage clinical trials. Since none of our products have achieved regulatory approval, we may incur substantial operating losses as we continue to fund clinical trials and research and development activities.

Results of Operations

     As of December 31, 2003, our accumulated deficit was approximately $50.8 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Years Ended December 31, 2003 and December 31, 2002

     Revenues for the years ended December 31, 2003 and 2002 were $25,000. Revenues in 2004 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Research and development (R&D) expenses were $7.7 million for the year ended December 31, 2003 compared to $9.0 million in the prior year. The decrease reflects the completion of patient enrollment in the Phase 2a clinical trials in mid-2003. We expect R&D expenses to increase throughout 2004 as we expand our clinical trial program for TOCOSOL Paclitaxel under our comprehensive regulatory strategy and advance product development efforts relating to other potential applications of our drug delivery platform.

     General and administrative (G&A) expenses were $3.0 million for the year ended December 31, 2003, or slightly below the prior year expense of $3.2 million. We expect G&A expenses to increase slightly in 2004 due to higher personnel costs and business development activities.

     Total operating expenses in 2004 are expected to increase from 2003 levels as we move into late stage clinical development of TOCOSOL Paclitaxel. We estimate that R&D spending will comprise approximately 75% of the anticipated spending in 2004. A significant portion of the R&D spending will be devoted to further development of TOCOSOL Paclitaxel including the full expansion of the registrational clinical program. These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies, changes in FDA requirements, increased material costs and other factors. Additionally, we may be required to reduce our anticipated R&D expenses if additional financing is not available in 2004.

     Interest income, net of interest expense, was $171,000 for the year ended December 31, 2003 compared with $437,000 for the prior year. The decrease in net interest income was primarily due to lower interest rates as well as lower levels of invested cash during 2003 over the same period in 2002.

     The Company had no income tax expense in 2003. During 2002, income taxes reflect a one-time tax benefit of $101,000 primarily related to regulatory changes in federal tax regulations in early 2002.

Years Ended December 31, 2002 and December 31, 2001

     Revenues for the year ended December 31, 2002 were $25,000 compared to $8.7 million in the prior year. Revenues from 2001 primarily resulted from the assignment of substantially all of our ultrasound contrast intellectual property to Nycomed for $6.5 million and payments received under our license agreement with Chugai Pharmaceutical, Co., Ltd. (Chugai) of $2.0 million. Monetizing the remaining value of the ultrasound contrast intellectual property was a key goal in 2001 as we transitioned to a drug delivery strategy.

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

Liquidity and Capital Resources

     We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties. In July 2003, we completed a private placement that raised approximately $13.2 million in net proceeds through the sale of 3.9 million shares of common stock.

     At December 31, 2003, we had cash, cash equivalents and marketable securities of $19.7 million compared to $16.3 million at December 31, 2002. The increase was primarily due to the $13.2 million of net proceeds from the private placement of common stock and $860,000 in proceeds from the exercise of stock warrants and stock options, offset in part by the net loss for 2003 of $10.5 million.

     We expect that our cash requirements will increase in future periods due to development costs associated with our TOCOSOL drug delivery products. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through early 2005 based on current expense levels. However, if we are unable to obtain additional financing in 2004, we intend to reduce expenses such that existing cash resources would last through 2005. We will need substantial additional funding to complete late stage clinical trials and obtain regulatory approval of TOCOSOL Paclitaxel and to fund other product development activities beyond this timeframe. Accordingly, we intend to seek additional funding through available means, which may include debt and/or equity financing or funding under additional third party collaborative agreements.

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

     We also have commitments in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $2.5 million and $272,000 under our capital lease and leasehold financing agreements. These commitments have been incorporated into our cash requirement projections included herein. The following table summarizes our contractual obligations as of December 31, 2003:

	Obligations due by period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Capital lease/lease financing obligations	$271,986	$151,369	$120,617	$—	$—
Operating lease obligations	2,467,784	677,556	1,790,228	—	—

Total:	$2,739,770	$828,925	$1,910,845	$—	$—

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

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2003, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Sonus Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholder equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington
January 20, 2004

Sonus Pharmaceuticals, Inc.
Balance Sheets

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,709,017	$378,007
Marketable securities	17,954,578	15,955,997
Other current assets	198,584	289,909

Total current assets	19,862,179	16,623,913
Equipment, furniture and leasehold improvements, net	1,606,061	1,310,390

Total assets	$21,468,240	$17,934,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,886,571	$1,800,786
Current portion of lease obligations	151,369	137,602

Total current liabilities	2,037,940	1,938,388
Lease obligations, less current portion	120,617	271,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value:
30,000,000 shares authorized; 17,957,452 and 13,691,547 shares issued and outstanding in 2003 and 2002, respectively	70,085,299	56,010,950
Accumulated deficit	(50,779,764)	(40,312,665)
Accumulated other comprehensive income	4,148	25,643

Total stockholders’ equity	19,309,683	15,723,928

Total liabilities and stockholders’ equity	$21,468,240	$17,934,303

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations

	Year Ended December 31,
	2003	2002	2001

Revenues:
Contract and licensing revenue	$25,000	$25,000	$8,748,538
Operating expenses:
Research and development	7,653,486	8,956,755	5,221,303
General and administrative	3,009,665	3,242,342	3,310,888

Total operating expenses	10,663,151	12,199,097	8,532,191

Operating income (loss)	(10,638,151)	(12,174,097)	216,347
Interest income (expense):
Interest income	213,188	468,480	539,688
Interest expense	(42,136)	(31,667)	(13,858)

Total interest income, net	171,052	436,813	525,830

Income (loss) before income taxes	(10,467,099)	(11,737,284)	742,177
Income tax expense (benefit)	—	(101,483)	200,000

Net income (loss)	$(10,467,099)	$(11,635,801)	$542,177

Net income (loss) per share:
Basic	$(0.68)	$(0.86)	$0.05
Diluted	$(0.68)	$(0.86)	$0.05
Shares used in calculation of net income (loss) per share:
Basic	15,503,794	13,563,754	10,288,085
Diluted	15,503,794	13,563,754	11,047,944

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Stockholder	Accumulated	Comprehensive
	Shares	Amount	Receivable	Deficit	Income (Loss)	Total

Balance at December 31, 2000	9,603,520	$38,077,469	$(350,000)	$(29,219,041)	$1,049	$8,509,477
Comprehensive income (loss):
Net income	—	—	—	542,177	—	542,177
Unrealized gains on investments	—	—	—	—	38,659	38,659

Comprehensive income						580,836
Collection of stockholder receivable	—	—	350,000	—	—	350,000
Stock compensation expense	—	50,217	—	—	—	50,217
Issuance of common stock under employee benefit plans	302,277	766,981	—	—	—	766,981
Issuance of common stock and common stock warrants (net of offering costs of $478,380)	1,745,000	4,407,619	—	—	—	4,407,619

Balance at December 31, 2001	11,650,797	43,302,286	—	(28,676,864)	39,708	14,665,130
Comprehensive income (loss):
Net loss	—	—	—	(11,635,801)	—	(11,635,801)
Unrealized losses on investments	—	—	—	—	(14,065)	(14,065)

Comprehensive loss						(11,649,866)
Issuance of common stock under employee benefit plans	111,750	432,314	—	—	—	432,314
Issuance of common stock and common stock warrants (net of offering costs of $1,293,100)	1,929,000	12,276,350	—	—	—	12,276,350

Balance at December 31, 2002	13,691,547	56,010,950	—	(40,312,665)	25,643	15,723,928
Comprehensive income (loss):
Net loss	—	—	—	(10,467,099)	—	(10,467,099)
Unrealized losses on investments	—	—	—	—	(21,495)	(21,495)

Comprehensive loss						(10,488,594)
Issuance of common stock under employee benefit plans	98,725	191,746	—	—	—	191,746
Exercise of common stock warrants	237,109	728,893	—	—	—	728,893
Issuance of common stock and common stock warrants (net of offering costs of $1,082,977)	3,930,071	13,153,710	—	—	—	13,153,710

Balance at December 31, 2003	17,957,452	$70,085,299	$—	$(50,779,764)	$4,148	$19,309,683

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001

Operating activities:
Net income (loss)	$(10,467,099)	$(11,635,801)	$542,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	390,965	358,139	286,891
Amortization of net premium (discount) on marketable securities	(10,539)	222,480	(30,799)
Noncash stock compensation expense	—	—	50,217
Changes in operating assets and liabilities:
Other current assets	91,325	53,148	2,639
Accounts payable and accrued expenses	85,784	602,234	398,209

Net cash provided by (used in) in operating activities	(9,909,564)	(10,399,800)	1,249,334
Investing activities:
Purchases of capital equipment	(686,636)	(904,933)	(181,942)
Purchases of marketable securities	(21,876,067)	(28,234,997)	(23,666,993)
Proceeds from sales of marketable securities	1,386,530	6,751,664	3,477,792
Proceeds from maturities of marketable securities	18,480,000	19,959,632	12,355,672

Net cash used in investing activities	(2,696,173)	(2,428,634)	(8,015,471)
Financing activities:
Proceeds from lease obligations	—	124,470	—
Payments on lease obligations	(137,602)	(81,766)	—
Proceeds from issuance of common stock and common stock warrants under equity financings	13,153,710	12,276,350	4,407,619
Proceeds from exercise of common stock warrants	728,893	—	—
Proceeds from issuance of common stock under employee benefit plans	191,746	432,314	766,981
Proceeds from collection of stockholder receivable	—	—	350,000
Proceeds from bank line of credit	—	—	5,000,000
Repayment of bank line of credit	—	—	(10,000,000)
Compensating cash balance under bank line of credit	—	—	5,000,000

Net cash provided by financing activities	13,936,747	12,751,368	5,524,600

Change in cash and cash equivalents for the year	1,331,010	(77,066)	(1,241,537)
Cash and cash equivalents at beginning of year	378,007	455,073	1,696,610

Cash and cash equivalents at end of year	1,709,017	378,007	455,073
Marketable securities at end of year	17,954,578	15,955,997	14,668,841

Total cash, cash equivalents and marketable securities	$19,663,595	$16,334,004	$15,123,914

Supplemental cash flow information:
Interest paid	$42,136	$31,667	$18,958
Income taxes paid (received)	$—	$(70,078)	$200,000
Supplemental disclosure of non-cash financing activity:
Assets acquired under capital leases	$—	$366,885	$—

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Notes to Financial Statements

1.Description of Business and Summary of Accounting Policies

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

     At December 31, 2003 we had several stock-based employee compensation plans, which are described more fully in Note 6. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

     As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001

Net loss, as reported	$(10,467,099)	$(11,635,801)	$542,177
Add: Stock-based employee compensation expense included in reported net loss	—	—	50,217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(976,056)	(651,199)	(1,205,625)

Pro forma net loss	$(11,443,155)	$(12,287,000)	$(613,231)

Earnings per share:
Basic and diluted-as reported	$(0.68)	$(0.86)	$0.05

Basic and diluted-pro forma	$(0.74)	$(0.91)	$(0.06)

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

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

2. Marketable Securities

     Marketable securities consist of the following at December 31, 2003 and 2002:

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2003:
Corporate debt securities (principally commercial paper) and government securities	$17,950,430	$4,161	$(13)	$17,954,578

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2002:
Corporate debt securities (principally commercial paper) and government securities	$15,930,354	$26,455	$(812)	$15,955,997

     Realized gains on the sales of available-for-sale securities were $1,893, $10,191 and $2,112 in 2003, 2002 and 2001, respectively. The realized losses on sales of available for sale securities were $0, $6,869 and $102 in 2003, 2002 and 2001, respectively. All marketable securities at December 31, 2003 mature within one year.

3. Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements consist of the following:

	2003	2002

Laboratory equipment	$3,671,095	$2,998,327
Construction in progress	1,073	217,488
Office furniture and equipment	1,012,633	1,006,875
Leasehold improvements	1,260,315	1,144,391

	5,945,116	5,367,081
Less accumulated depreciation and amortization	4,339,055	4,056,691

	$1,606,061	$1,310,390

     We held laboratory equipment acquired under capital leases with an original cost of $366,885 as of December 31, 2003 and 2002. Accumulated depreciation on this equipment was $186,507 and $72,114 at December 31, 2003 and 2002, respectively.

4. Contractual Agreements

     In January 2001, the Company entered into a patent licensing agreement with Chugai that gave Chugai non-exclusive rights under certain Sonus ultrasound contrast patents in Japan, South Korea, and Taiwan. The Company received license fees under this agreement of $2.0 million in 2001.

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

5. Income Tax

     Income tax expense (benefit) consists of the following:

	2003	2002	2001

Federal - current	$—	$(101,483)	$—
Foreign - current	—	—	200,000

Total	$—	$(101,483)	$200,000

     The Company recorded no income tax expense or benefit during 2003. During 2002, the Company received a refund of approximately $70,000 related to changes in federal tax regulations for the treatment of net operating losses for alternative minimum taxes that were originally paid in 1996, 1997 and 1999. This change in regulations occurred in early 2002 and the Company subsequently filed amended returns and received the refunds in late 2002. In 2001, the Company paid $200,000 for international withholding taxes on license fees received during the year. Due to the uncertainty of receipt of this refund, a valuation allowance had previously been provided for this refund receivable.

     A reconciliation of the Federal Statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2003	2002	2001

Statutory tax rate	(34.00%)	(34.00%)	34.00%
Utilization of net operating loss carryforwards	—	—	(36.31)
Permanent difference	0.02	0.17	2.31
Change in valuation allowance	33.98	33.83	—
Federal tax (refund)	—	(0.86)	—
Foreign tax	—	—	26.95

Effective tax rate	—	(0.86%)	26.95%

     Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Federal net operating loss carryforwards	$17,273,000	$13,621,000
Accrued expenses	187,000	178,000
Research and development credits	2,103,000	1,847,000
Foreign tax credits	1,029,000	1,029,000
Book in excess of tax depreciation expense	142,000	184,000

Gross deferred tax assets	20,734,000	16,859,000
Valuation allowance for net deferred tax assets	(20,734,000)	(16,859,000)

Net deferred tax assets	$—	$—

     Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2003 and 2002, a valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $3.9 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively. The increase in the deferred tax assets in 2003 is primarily the result of increasing net operating loss carryforwards.

     At December 31, 2003, the Company has federal net operating loss carryforwards of approximately $50.8 million for income tax reporting purposes and research and development tax credit carryforwards of approximately $2.1 million. The federal operating loss carryforwards and research and development credits begin to expire in 2006. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $334,000, the resulting benefit will be credited to stockholders’ equity.

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

6. Stockholders’ Equity

Common Stock

     At December 31, 2003, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding	2,588,652
Warrants outstanding	2,172,831
Shares available for future grant under stock plans	1,159,401

5,920,884

Private Placements

     In July 2003, the Company sold 3.9 million shares of common stock and warrants to purchase 1.95 million shares of common stock in a private placement transaction for gross proceeds of $14.2 million ($13.2 million net of transaction costs). The warrants are exercisable at $4.09 per share and expire in July 2008.

     In January 2002, the Company sold 1.9 million shares of common stock and warrants to purchase 385,800 shares of common stock in a private placement transaction for gross proceeds of $13.6 million ($12.3 million net of transaction costs). The warrants are exercisable at $9.40 per share and expire in January 2007.

Stock Warrants

     At December 31, 2003, there were warrants outstanding to purchase 2.2 million shares of common stock at exercise prices ranging from $4.09 to $9.40 per share. During 2003, the Company issued 237,000 shares of common stock on stock warrant exercises, for which proceeds of $729,000 were received.

Stock Options

     The Company has stock option plans whereby shares of common stock are reserved for future issuance pursuant to stock option grants or other issuances. Under the 2000 Stock Incentive Plan, an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares. Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant. Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

     A summary of activity related to the Company’s stock options follows:

		Exercise
	Shares	Price

Balance, January 1, 2001	2,515,945	.20--44.00
Granted	504,364	2.63--8.08
Exercised	(274,895)	.88--5.94
Canceled	(208,142)	.88--6.94

Balance, December 31, 2001	2,537,272	.20--44.00
Granted	556,571	1.46--7.35
Exercised	(74,508)	.88--6.06
Canceled	(800,541)	4.00--38.63

Balance, December 31, 2002	2,218,794	.20--44.00
Granted	817,827	2.14--5.08
Exercised	(78,220)	.20--3.79
Canceled	(369,749)	1.46--44.00

Balance, December 31, 2003	2,588,652	.63--44.00

     Options exercisable at December 31, 2003, 2002, and 2001, were 1,346,995; 1,260,020 and 1,826,770, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.63 - $ 0.88	349,500	6.88 years	$0.74	349,500	$0.74
$ 1.46 - $ 2.49	585,267	8.95 years	$2.26	115,263	$2.29
$ 3.38 - $ 5.08	777,690	9.40 years	$4.62	140,182	$3.79
$ 5.24 - $ 8.19	848,562	6.13 years	$6.87	714,417	$6.67
$19.38 - $20.50	15,000	3.80 years	$19.75	15,000	$19.75
$37.00 - $44.00	12,633	3.88 years	$39.77	12,633	$39.77

Total	2,588,652	7.83 years	$4.56	1,346,995	$4.91

     Proforma information regarding net loss per share required by SFAS 123 and disclosed in Note 1 has been determined as if we accounted for our employee options under the fair value method of SFAS 123. The fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each year presented, (5) stock price volatility factor of 1.116, 1.154, and 1.175 in 2003, 2002 and 2001, respectively, and (6) a risk-free interest rate of 2.97%, 3.82% and 4.56% in 2003, 2002 and 2001, respectively. The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $3.17, $2.06 and $5.23, respectively.

Stock Purchase Plan

     The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 10,860, 19,002 and 9,640 in 2003, 2002 and 2001, respectively. At December 31, 2003, a total of 15,940 shares remain available for future purchases by employees under the plan.

     401(k) Plan

     The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. Shares issued as matching contributions under the plan were 9,645; 18,240 and 14,478 in 2003, 2002 and 2001, respectively. At December 31, 2003, a total of 57,637 shares remain available for future issuances as matching contributions under the plan.

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

7. Net Income (Loss) Per Share

     A reconciliation between basic and diluted net income (loss) per share follows:

	2003	2002	2001

Basic net income (loss) per share:
Net income (loss)	$(10,467,099)	$(11,635,801)	$542,177
Weighted average common shares	15,503,794	13,563,754	10,288,085
Basic net income (loss) per share	$(0.68)	$(0.86)	$0.05
Diluted net income (loss) per share:
Net income (loss)	$(10,467,099)	$(11,635,801)	$542,177
Weighted average common shares	15,503,794	13,563,754	10,288,085
Dilutive potential common shares	—	—	759,859

Total shares	15,503,794	13,563,754	11,047,944

Diluted net income (loss) per share	$(0.68)	$(0.86)	$0.05

     As of December 31, 2003, 2002 and 2001 a total of 4,761,483; 2,779,094 and 2,018,159 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

8.Commitments and Contingencies

     The Company has leased office space and equipment under two operating lease agreements, which expire in July 2007 and October 2004, respectively. Under the office space lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2004	$677,556
2005	679,056
2006	694,056
2007	417,116
2008	0

$2,467,784

     Rental expense for the years ended December 31, 2003, 2002 and 2001 was $553,000, $528,000 and $506,000, respectively.

     The Company also entered into two capital leases for laboratory equipment and a leasehold financing arrangement in 2002. Both capital leases have terms of 36 months, implied interest rates of approximately 10% and are secured by the underlying assets. The leasehold financing arrangement has a term of 64 months and an interest rate of 10%. The following is a summary of the lease obligations and the related future minimum payments as of December 31, 2003:

2004	$171,126
2005	85,279
2006	30,393
2007	15,196

Total lease payments	301,994
Less amount representing interest	(30,008)

Present value of net minimum lease payments	271,986
Less current portion	151,369

Long-term lease obligations, excluding current portion	$120,617

9. Quarterly Financial Information (unaudited)

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
2003
Revenues	$25	$—	$—	$—
Operating expenses	$2,359	$3,116	$2,540	$2,648
Operating loss	$(2,334)	$(3,116)	$(2,540)	$(2,648)
Net loss	$(2,274)	$(3,086)	$(2,501)	$(2,606)
Net loss per share:
Basic	$(0.17)	$(0.22)	$(0.15)	$(0.14)
Diluted	$(0.17)	$(0.22)	$(0.15)	$(0.14)
2002
Revenues	$25	$—	$—	$—
Operating expenses	$2,546	$3,694	$3,374	$2,585
Operating loss	$(2,521)	$(3,694)	$(3,374)	$(2,585)
Net loss	$(2,414)	$(3,544)	$(3,269)	$(2,409)
Net loss per share:
Basic	$(0.18)	$(0.26)	$(0.24)	$(0.18)
Diluted	$(0.18)	$(0.26)	$(0.24)	$(0.18)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and the Nasdaq corporate governance listing standards, the Company has adopted a code of conduct that is applicable to all of the Company’s employees and directors. Interested parties may request a copy of this code of conduct, free of charge, by delivering a written request addressed to the Chief Financial Officer, Sonus Pharmaceuticals, Inc., 22026 20th Avenue S.E., Bothell, Washington 98021. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and executive officers by posting such information on its website at www.sonuspharma.com.

     The other information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan category	rights	warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders (1)	2,098,116	$4.57	1,019,353
Equity compensation plans not approved by security holders (2)	490,536	$4.51	82,411

Total	2,588,652		1,101,764

(1)	Our 2000 Stock Incentive Plan was approved by security holders with 500,000 shares authorized under the plan. Stock options issued under the 2000 plan are generally granted at the fair market value on the date of grant and expire ten years from the date of grant. The plan also has an annual feature whereby an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares. 1,003,413 shares were available for issuance as of December 31, 2003. The Company also has 15,940 shares available at December 31, 2003 for issuance under its Employee Stock Purchase Plan.

(2)	Our 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”) is a broad-based plan for which shareholder approval was not required or obtained. A total of 900,000 shares are authorized under the 1999 Plan with 82,411 available for issuance as of December 31, 2003. Options to purchase 490,536 shares of common stock under the 1999 Plan were outstanding as of December 31, 2003 at a weighted average exercise price of $4.51. Stock options issued under the 1999 Plan are generally granted with an exercise price equal to fair market value on the date of grant, but in no event may be less than 85% of the then fair market value. Options under the 1999 Plan have various vesting schedules and expire ten years from the date of grant. The 1999 Plan also authorizes the issuance of restricted stock, although no restricted stock grants have been issued under the 1999 Plan. Shares underlying unexercised options that expire or are terminated become available again for future grants.

     The remaining information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   (1)  Financial Statements

The financial statements filed as a part of this Report are listed on the “Index to Financial Statements” on Page 23.

(2) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits

	Index to Exhibits
Exhibit No.	Description	Location

Exhibit No. 3: Articles of Incorporation

3.2	Amended and Restated Certificate of Incorporation of the Company.	(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	(7)

3.4	Amended and Restated Bylaws of the Company.	(1)

Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen Certificate of Common Stock.	(1)

4.2	Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation.	(3)

4.3	First Amendment to Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation	(17)

Exhibit No. 10: Material Contracts

Compensation Plans and Arrangements

10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (the “1991 Plan”), as amended.	(1)

10.2	Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.	(1)

10.3	Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan.	(1)

10.4	Form of Restricted Stock Purchase Agreement pertaining to the 1991 Plan.	(1)

10.5	Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors (the “Director Plan”).	(1)

10.6	Form of Stock Option Agreement pertaining to the Director Plan.	(1)

10.7	1999 Nonqualified Stock Incentive Plan (the “1999 Plan”).	(7)

10.8	Form of Stock Option Agreement pertaining to the 1999 Plan.	(7)

10.9	Form of Restricted Stock Purchase Agreement pertaining to the 1999 Plan.	(7)

10.10	2000 Stock Incentive Plan (the “2000 Plan”).	(9)

10.11	Form of Stock Option Agreement pertaining to the 2000 Plan.	(9)

10.12	Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.	(2)

10.13	Change in Control Agreement for Michael Martino, dated September 15, 1998.	(4)

10.14	Change in Control Agreement for Richard J. Klein, dated October 25, 2000.	(10)

10.15	Change in Control Agreement for Michael A. Martino, dated July 18, 2001.	(12)

Exhibit No.	Description	Location

10.16	Change in Control Agreement for Michael B. Stewart, dated May 1, 2003.	(18)

10.17	Change in Control Agreement for Michael A. Martino, dated October 10, 2003.	(6)

10.18	Change in Control Agreement for Richard J. Klein, dated October 10, 2003.	(6)

10.19	Change in Control Agreement for Michael B. Stewart, dated October 10, 2003.	(6)

Other Material Contracts

10.20	Lease Agreement dated January 17, 1994 between the Company and WRC Properties, Inc.	(1)

10.21	Amendment 2 dated October 28, 1997 to Lease Agreement dated January 17, 1994.	(5)

10.22	Amendment 3 dated October 15, 1998 to Lease Agreement dated January 17, 1994.	(5)

10.23	Amendment 4 dated November 29, 2001 to Lease Agreement dated January 17, 1994.	(15)

10.24	Form of Indemnification Agreement for Officers and Directors of the Company.	(1)

10.25	License Agreement by and between Nycomed Amersham AS and the Company dated August 31,1999.	(8)

10.26	License Agreement by and between Chugai Pharmaceutical Co. Ltd., Molecular Biosystems,
	Inc., and the Company, dated December 22, 2000.	(11)

10.27	Nycomed Assignment and Asset Transfer Agreement, dated August 3, 2001.	(13)

10.28	Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(14)

10.29	First Amendment dated May 5, 2003 to Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(18)

10.30	Manufacturing and Supply Agreement by and between the Company and Gensia Sicor Pharmaceutical Sales, Inc., dated June 26, 2002.	(16)

Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP, Independent Auditors.	(6)

24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).	(6)

Certifications

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(6)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(6)

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).	(6)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).	(6)

(1)	Incorporated by reference to the Company’s Registration Statement on form S-1, Reg. No. 33-96112.

(2)	Incorporated by reference to the Company’s Registration Statement on form S-1, Reg. No. 33-80623.

(3)	Incorporated by reference to the Company’s Registration Statement on form 8-A, dated August 23, 1996.

(4)	Incorporated by, reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the period ended December 31, 1998.

(6)	Filed herewith.

(7)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000.

(10)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2000.

(11)	Incorporated by reference to the Company’s Annual Report on form 10-KA for the period ended December 31, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on form 10-QA for the quarterly period ended June 30, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2001.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed February 8, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on form 10-K for the period ended December 31, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002.

(17)	Incorporated by reference to the Company’s filing on Form 8-A12G/A dated July 25, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2003.

(b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1.	The Registrant filed a report on Form 8-K on November 5, 2003 in connection with the Company’s third quarter conference call.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 12, 2004.

SONUS PHARMACEUTICALS, INC.

Dated:March 12,2004	By:	/s/ Michael A. Martino

Michael A. Martino
President, Chief Executive Officer
and Director(Principal Executive Officer)

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

/s/ Michael A. Martino Michael A. Martino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Richard J. Klein Richard J. Klein	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ George W. Dunbar, Jr. George W. Dunbar, Jr.	Director, Co-Chairman of the Board of Directors	March 12, 2004

/s/ Christopher S. Henney, Ph.D., D. Sc. Christopher S. Henney, Ph.D, D. Sc	Director	March 12, 2004

/s/ Robert E. Ivy Robert E. Ivy	Director, Co-Chairman of the Board of Directors	March 12, 2004

/s/ Dwight Winstead Dwight Winstead	Director	March 12, 2004