Form 10-Q
period 2004-03-31
SONUS PHARMACEUTICALS INC
filed 2004-04-21
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM To

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4343413 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2004
Common Stock, $.001 par value	18,196,794

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and marketable securities	$16,898,800	$19,663,595
Other current assets	222,949	198,584

Total current assets	17,121,749	19,862,179
Property and equipment, net	1,544,885	1,606,061

Total assets	$18,666,634	$21,468,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,762,382	$1,886,571
Current portion of lease obligations	154,842	151,369

Total current liabilities	1,917,224	2,037,940
Lease obligations, less current portion	80,645	120,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 30,000,000 shares authorized; 18,186,794 and 17,957,452 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	71,019,353	70,085,299
Accumulated deficit	(54,358,144)	(50,779,764)
Accumulated other comprehensive income	7,556	4,148

Total stockholders’ equity	16,668,765	19,309,683

Total liabilities and stockholders’ equity	$18,666,634	$21,468,240

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Contract and licensing revenue	$—	$25,000
Operating expenses:
Research and development	2,568,028	1,631,632
General and administrative	1,046,150	727,451

Total operating expenses	3,614,178	2,359,083

Operating loss	(3,614,178)	(2,334,083)
Interest income (expense):
Interest income	44,361	72,735
Interest expense	(8,563)	(12,998)

Total interest income, net	35,798	59,737

Loss before taxes	(3,578,380)	(2,274,346)
Taxes	—	—

Net loss	$(3,578,380)	$(2,274,346)

Basic and diluted net loss per share	$(0.20)	$(0.17)
Shares used in computation of basic and diluted net loss per share	18,046,012	13,696,992

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(3,578,380)	$(2,274,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127,190	97,104
Amortization of net premium on marketable securities	(26,864)	3,452
Changes in operating assets and liabilities:
Other current assets	(24,365)	18,495
Accounts payable and accrued expenses	(124,189)	(35,933)

Net cash used in operating activities	(3,626,608)	(2,191,228)
Investing activities:
Purchases of capital equipment and leasehold improvements	(66,014)	(250,945)
Purchases of marketable securities	(5,578,746)	(3,273,056)
Proceeds from sales of marketable securities	1,073,058	1,386,530
Proceeds from maturities of marketable securities	7,800,000	7,300,000

Net cash provided by investing activities	3,228,298	5,162,529
Financing activities:
Payments on lease obligations	(36,499)	(33,181)
Proceeds from issuance of common stock	934,054	51,338

Net cash provided by investing activities	897,555	18,157

Increase in cash and cash equivalents for the period	499,245	2,989,458
Cash and cash equivalents at beginning of period	1,709,017	378,007

Cash and cash equivalents at end of period	2,208,262	3,367,465
Marketable securities at end of period	14,690,538	10,528,258

Total cash, cash equivalents and marketable securities	$16,898,800	$13,895,723

Supplemental cash flow information:
Interest paid	$8,563	$12,998

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2003 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 12, 2004.

2. Comprehensive Income (Loss)

	Three months ended March 31,
	2004	2003
Net loss	$(3,578,380)	$(2,274,346)
Unrealized gain (loss) on marketable securities	3,408	(10,813)

Comprehensive loss	$(3,574,972)	$(2,285,159)

3. Cash, Cash Equivalents and Marketable Securities

     Cash, cash equivalents and marketable securities consist of the following:

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$2,208,262	$1,709,017
Marketable securities	14,690,538	17,954,578

	$16,898,800	$19,663,595

4. Stockholder’s Equity

     During the first quarter of 2004, the Company recorded $934,000 in proceeds from the issuance of 229,000 shares of common stock from the exercise of common stock warrants and the issuance of shares under employee benefit programs.

5. Accounting for Stock Options

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

     At March 31, 2004 we had several stock-based employee compensation plans. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

     As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31, 2004	March 31, 2003
Net loss, as reported	$(3,578,380)	$(2,274,346)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(390,499)	(224,614)

Pro forma net loss	$(3,968,879)	$(2,498,960)

Earnings per share:
Basic and diluted-as reported	$(0.20)	$(0.17)

Basic and diluted-pro forma	$(0.22)	$(0.18)

     The fair value of each stock option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 1.106 and 1.144 as of March 31, 2004 and 2003, respectively, and (6) a risk-free interest rate of 3.07% and 2.93% as of March 31, 2004 and 2003, respectively.

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

Business Overview

     Sonus Pharmaceuticals is utilizing its novel TOCOSOL™ drug delivery technology to make therapeutic drugs safer, easier to administer and potentially more effective. Our business strategy is as follows:

•	develop novel, proprietary formulations of therapeutic drugs utilizing the TOCOSOL drug delivery technology;

•	collaborate with other pharmaceutical or biotech companies to apply the TOCOSOL technology to the formulation of their proprietary products or compounds; and

•	identify and in-license new therapeutic opportunities for the treatment of cancer or related indications to expand Sonus’ existing pipeline.

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

TOCOSOL Paclitaxel

     Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use injectable paclitaxel emulsion. We have completed patient enrollment in three Phase 2a clinical trials for TOCOSOL Paclitaxel to evaluate safety and efficacy in non-small cell lung, ovarian, and bladder cancers. We have demonstrated that TOCOSOL Paclitaxel can be administered to patients by a short 15-minute injection, compared to the typical one- to three-hour infusion that is required with the currently marketed taxane products.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every three weeks. In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) was estimated to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol® at 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens (under the RECIST criteria, partial response is defined as reduction in the sums of the longest tumor dimensions of ≥30% for at least 4 weeks). Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white cell count). No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD levels.

     We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to evaluate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These are single agent, open label studies enrolling patients who have had progressive disease despite one regimen of prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration. Overall, the best dose estimated for TOCOSOL Paclitaxel given weekly is 120 mg/m2.

     Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003 and all patients have been evaluated for initial efficacy results. We enrolled a total of 122 patients in the ovarian, non-small cell lung and bladder cancer studies. All 122 patients are evaluable, which means that the patients have received at least eight weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm anti-tumor responses according to the RECIST criteria. In summary, for all three Phase 2a studies to date, we have seen 38 objective responses for an overall objective response rate of 31% and an additional 47 patients have been reported to have stable disease (under the RECIST criteria, stable disease is defined as no increase in any tumor size ≥20%). Of the objective responses, 30 were partial responses and eight were complete responses (under the RECIST criteria, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart).

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

     The current Phase 2a clinical efficacy results are summarized in the table below:

	No.		Objective Responses (OR)
Cancer	Patients	Stable	Partial	Complete	Total
Type	Evaluable	Disease	Response	Response	OR	% OR
Ovarian	52	17	17	3	20	38%
NSCL	43	19	6	3	9	21%
Bladder	27	11	7	2	9	33%
Totals	122	47	30	8	38	31%

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

     Our near-term objective is to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel. Based on discussions with the U.S. Food and Drug Administration (FDA), we have outlined a regulatory strategy for TOCOSOL Paclitaxel that gives us three development paths. Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label while in parallel pursuing opportunities to expand the label indications to further differentiate the product. Our strategy for product approval includes parallel development under three separate paths explained below.

•	505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) New Drug Application (NDA) submission, which relies on the FDA’s previous findings of safety and effectiveness of an approved product (Taxol®), with additional data supporting any changes to the previously approved product (e.g., dosing regimen or formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about a drug. We will seek to demonstrate pharmacokinetic comparability between the active amounts of paclitaxel delivered for treatment by TOCOSOL Paclitaxel and Taxol, as well as to confirm the linkage between paclitaxel pharmacokinetics and anti-tumor effect. In the fourth quarter of 2003, we initiated a randomized crossover clinical pharmacology study to compare TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dose of Taxol). If comparable pharmacokinetics of active paclitaxel can be shown between our product and Taxol, we would then seek concurrence from the FDA to conduct a single comparative clinical trial to assure that the efficacy provided by TOCOSOL Paclitaxel is comparable to that for which Taxol has already been approved. The NDA submission would likely follow in late 2005 or early 2006, seeking approval to market TOCOSOL Paclitaxel under the indications for which Taxol is currently approved.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval for the treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is currently no FDA-approved therapy. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer using weekly dosing of TOCOSOL Paclitaxel in the fourth quarter of 2003.

•	Taxane-approved indications. We will conduct trials in ovarian and breast cancers, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of TOCOSOL Paclitaxel given every three weeks, potentially leading to greater anti-tumor efficacy. The data from these clinical trials would support Supplemental New Drug Applications (SNDA’s) following a 505(b)(2) NDA, if successful, and provide supportive data for both a 505(b)(2) NDA or for a standard NDA submission in the event that the 505(b)(2) strategy is unsuccessful. We plan to initiate Phase 2b studies in ovarian and breast cancers during 2004.

     In addition to continuing the clinical development of the product, we are also seeking to secure a corporate partner for TOCOSOL Paclitaxel to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of the product subsequent to product approval.

Research Product Pipeline

     We continue to invest in the research and development of new products, including those that could extend the application of our TOCOSOL drug delivery technology. We are currently evaluating a number of early stage therapeutic drug formulations utilizing our TOCOSOL drug delivery technology, including potential product candidates based on the camptothecin molecule. The camptothecin molecule family is poorly soluble and difficult to formulate for administration to humans. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer; and topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers. Our research and development efforts on these product candidates are preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress to clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

Proprietary Technology

     We consider the protection of our technology to be important to our business. In addition to seeking U.S. patent protection for our inventions, we are also seeking patent protection in other countries in order to broadly protect our proprietary rights. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. To date, we have filed 27 patent applications in the U.S. pertaining to our TOCOSOL drug delivery platform and other technologies as well as counterpart filings in Europe and key countries in Asia and Latin America. To date, the United States Patent and Trademark Office has issued five patents to Sonus related to either TOCOSOL Paclitaxel or its TOCOSOL technology platform.

Results of Operations

     As of March 31, 2004, our accumulated deficit was approximately $54.4 million. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     The Company reported no revenue in the first quarter of 2004 compared to $25,000 in the first quarter of 2003. Revenues for the remainder of 2004 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     Total operating expenses for the first quarter of 2004 were $3.6 million compared with $2.4 million in the first quarter of 2003. The increase in operating expenses from the prior year was primarily due to higher research and development (R&D) expenses ($2.6 million in the first quarter of 2004 compared to $1.6 million in the first quarter of 2003) as well as higher general and administrative (G&A) expenses ($1.0 million in the first quarter of 2004 compared to $730,000 in the first quarter of 2003). The increase in R&D expense over the prior period is primarily related to the expansion of our clinical trial program under our comprehensive regulatory strategy for our lead cancer product, TOCOSOL Paclitaxel. The increase in G&A expense over the prior period is primarily related to increased personnel costs and business development activities.

     Net interest income was $36,000 for the first quarter of 2004 compared with $60,000 in the first quarter of 2003. The decline in net interest income was primarily due to lower levels of invested cash in the current year as well as generally lower interest rates.

Liquidity and Capital Resources

     We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties. At March 31, 2004, we had cash, cash equivalents and marketable securities of $16.9 million compared to $19.7 million at December 31, 2003. The decline was primarily due to the $3.6 million net loss for the first quarter of 2004, offset in part by $934,000 in proceeds from the issuance of 229,000 shares of common stock from the exercise of common stock warrants and the issuance of shares under employee benefit programs.

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

     Our future capital requirements depend on many factors including:

•	the time and costs required to complete preclinical development and clinical trials and obtain regulatory approvals;

•	the ability to attract and retain new collaborative agreement partners;

•	timing and costs of technology transfer associated with manufacturing and supply agreements;

•	the ability to obtain and timing of funding under contractual and licensing agreements; and

•	the costs of filing, prosecuting, enforcing and defending patents, patent applications, patent claims and trademarks.

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

     We have contractual obligations in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $2.3 million and $235,000 under our capital lease and leasehold financing agreements. These commitments have been incorporated into our estimated cash requirement included herein. The following table summarizes our contractual obligations as of March 31, 2004:

	Obligations due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Capital lease/lease financing obligations	$235,487	$154,842	$73,172	$7,473	$—
Operating lease obligations	2,300,945	680,481	1,382,112	238,352	—

Total:	$2,536,432	$835,323	$1,455,284	$245,825	$—

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

     We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of March 31, 2004, our accumulated deficit totaled $54.4 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate any product revenues unless and until we receive regulatory approval, which is not likely to occur in the near future. Even if we generate significant product revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	timing and costs of technology transfer associated with manufacturing and supply agreements;

•	our ability to obtain and timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our development efforts to date have consumed and will continue to require substantial amounts of cash. Based on our current operating plan, including planned clinical trials and other product development costs, we estimate that existing cash and marketable securities will be sufficient to meet our cash requirements through early 2005. However, if we are unable to obtain additional financing in 2004, we intend to reduce expenses such that existing cash resources would last through 2005. We will need substantial additional capital to complete the development of TOCOSOL Paclitaxel as well as other product candidates and to meet our other cash requirements in the future. Our future capital requirements depend on many factors including:

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	entering into new collaborative or product license agreements;

•	timing and costs of technology transfer associated with manufacturing and supply agreements;

•	our ability to obtain and timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. To date, we have five United States patents issued and 27 patent applications filed in the United States pertaining to our TOCOSOL drug delivery platform and other technologies as well as counterpart filings in Europe and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of March 31, 2004, we had stockholders’ equity of $16.7 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2004, the decline in the fair value of our investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

     An evaluation as of the end of the period covered by this report was carried out under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

     (b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

1.	The Registrant filed a report on Form 8-K on February 10, 2004 in connection with the release of the Company’s fourth quarter and full year 2003 financial results and associated quarterly conference call.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date: April 21, 2004	By:	/s/ Richard J. Klein

Richard J. Klein
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)