Form 10-Q
period 2004-09-30
SONUS PHARMACEUTICALS INC
filed 2004-11-15
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2004

Common Stock, $.001 par value	21,347,977

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,711,915	$1,709,017
Marketable securities	23,289,508	17,954,578
Other current assets	261,416	147,084

Total current assets	25,262,839	19,810,679
Property and equipment, net	1,523,400	1,606,061
Other assets	51,500	51,500

Total assets	$26,837,739	$21,468,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,253,055	$1,886,571
Current portion of lease obligations	111,215	151,369

Total current liabilities	2,364,270	2,037,940
Lease obligations, less current portion	48,609	120,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 21,347,384 and 17,957,452 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	86,177,260	70,085,299
Accumulated deficit	(61,732,052)	(50,779,764)
Accumulated other comprehensive (loss) income	(20,348)	4,148

Total stockholders’ equity	24,424,860	19,309,683

Total liabilities and stockholders’ equity	$26,837,739	$21,468,240

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$25,000
Operating expenses:
Research and development	2,401,403	1,831,347	7,629,657	5,777,173
General and administrative	1,290,853	709,028	3,493,657	2,238,711

Total operating expenses	3,692,256	2,540,375	11,123,314	8,015,884

Operating loss	(3,692,256)	(2,540,375)	(11,123,314)	(7,990,884)
Interest income (expense):
Interest income	84,904	47,884	192,080	162,956
Interest expense	(5,145)	(8,312)	(21,054)	(33,364)

Total interest income, net	79,759	39,572	171,026	129,592

Loss before taxes	(3,612,497)	(2,500,803)	(10,952,288)	(7,861,292)
Taxes	—	—	—	—

Net loss	$(3,612,497)	$(2,500,803)	$(10,952,288)	$(7,861,292)

Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.55)	$(0.53)
Shares used in computation of basic and diluted net loss per share	21,312,949	16,666,661	19,776,375	14,701,467

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(10,952,288)	$(7,861,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	401,788	271,467
Amortization of net (discount) premium on marketable securities	(43,990)	13,305
Changes in operating assets and liabilities:
Other current assets	(114,332)	113,755
Accounts payable and accrued expenses	366,484	635,334

Net cash used in operating activities	(10,342,338)	(6,827,431)
Investing activities:
Purchases of capital equipment and leasehold improvements	(319,127)	(528,149)
Purchases of marketable securities	(28,214,155)	(14,978,337)
Proceeds from sales of marketable securities	8,198,719	1,386,530
Proceeds from maturities of marketable securities	14,700,000	14,980,000

Net cash (used in) provided by investing activities	(5,634,563)	860,044
Financing activities:
Payments on lease obligations	(112,162)	(101,962)
Proceeds from issuance of common stock under equity financings, net	14,440,667	13,148,709
Proceeds from exercise of common stock warrants	1,409,884	—
Proceeds from issuance of common stock under employee benefit plans	241,410	159,504

Net cash provided by investing activities	15,979,799	13,206,251

Increase in cash and cash equivalents for the period	2,898	7,238,864
Cash and cash equivalents at beginning of period	1,709,017	378,007

Cash and cash equivalents at end of period	$1,711,915	$7,616,871

Supplemental cash flow information:
Interest paid	$21,054	$33,364

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

     The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 12, 2004. Certain prior year amounts have been reclassified to conform to the September 30, 2004 presentation.

2. Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,612,497)	$(2,500,803)	$(10,952,288)	$(7,861,292)
Unrealized gain (loss) on marketable securities	11,712	(3,404)	(24,496)	(22,316)

Comprehensive loss	$(3,600,785)	$(2,504,207)	$(10,976,784)	$(7,883,608)

3. Stockholders’ Equity

     In May 2004, the Company sold 2.9 million shares of common stock in a private placement transaction for gross proceeds of $15.2 million (approximately $14.4 million net of transaction costs). The common stock was sold at a price of $5.25 per share.

     During the third quarter of 2004, the Company recorded $90,000 in proceeds from the issuance of 53,000 shares of common stock under employee benefit programs. For the nine month period ended September 30, 2004, the Company recorded $1.4 million in proceeds from the issuance of 345,000 shares of common stock from the exercise of common stock warrants and an additional

$241,000 in proceeds from the issuance of 145,000 shares of common stock under employee benefit programs.

     In May 2004, at the annual meeting of shareholders of the Company, the shareholders approved an amendment of the Company’s articles of incorporation to increase the authorized shares of common stock from 30.0 million to 75.0 million shares. The certificate of amendment to the articles of incorporation was filed with the State of Delaware in May 2004.

4. Accounting for Stock Based Compensation

     Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure” companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options. We have elected to follow the disclosure-only provisions of SFAS No. 123 and continue to apply APB 25 and related interpretations in accounting for our stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any).

     At September 30, 2004 we had several stock-based employee compensation plans. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

     As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,612,497)	$(2,500,803)	$(10,952,288)	$(7,861,292)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(342,277)	(171,702)	(1,205,565)	(518,228)

Pro forma net loss	$(3,954,774)	$(2,672,505)	$(12,157,853)	$(8,379,520)

Earnings per share:
Basic and diluted-as reported	$(0.17)	$(0.15)	$(0.55)	$(0.53)

Basic and diluted-pro forma	$(0.19)	$(0.16)	$(0.61)	$(0.57)

     The fair value of each option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 1.086 and 1.128 as of September 30, 2004 and 2003, respectively, and (6) a risk-free interest rate of 3.51% and 3.07% as of September 30, 2004 and 2003, respectively.

     On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (proposed SFAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

5. Subsequent Event

     On November 3, 2004, the Company entered into a Stock Purchase Agreement with the shareholders of Synt:em, S.A., a French société anonyme, whereby the Company agreed to purchase all of the outstanding capital stock of Synt:em for a price of approximately $30 million, consisting of an initial payment at closing of approximately $10 million, and two contingent payments of approximately $10 million each, conditional upon product candidates of Synt:em reaching Phase 1 clinical trials. The purchase price will be payable in shares of common stock of the Company based upon the average trading price for the 20 days ending 2 days before the closing, subject to upper and lower ownership collars based on fully diluted shares outstanding of the Company (using treasury stock method) on the closing date of 29% and 26%, respectively. Provided all milestones are achieved, Synt:em shareholders would be issued between approximately 7.6 million and 8.9 million shares of Sonus common stock depending on the closing price of Sonus stock. These shares would also be subject to lock-up periods that will expire 25% on the date that is nine months after the closing date and 25% at the end of each three-month period thereafter, such that all shares of Sonus common stock will be freely transferable on the eighteen month anniversary of the closing date. Synt:em is a drug discovery company using its proprietary drug design technologies to discovery and develop new drugs and drug transport conjugates in the areas of cancer, pain and central nervous system diseases. The transaction is subject to a number of conditions, including approval of the issuance of shares by the stockholders of the Company. The transaction is expected to close in the first quarter of 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary results of clinical trials;

•	anticipated regulatory filings, filing strategies and related requirements and future clinical trials;

•	market acceptance of our products and the estimated potential size of these markets;

•	our anticipated future capital requirements and the terms of any capital financing; and

•	timing and amount of future contractual payments, product revenue and operating expenses.

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

     The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•	dependence on the development and commercialization of products with future prospects heavily dependent on clinical trial results of TOCOSOL® Paclitaxel;

•	costs and risks of integration of acquired companies;

•	history of operating losses and uncertainty of future financial results;

•	uncertainty of governmental regulatory requirements and lengthy approval process;

•	dependence on third parties for funding, clinical development, manufacturing and distribution;

•	future capital requirements and uncertainty of additional funding;

•	dependence on key employees;

•	uncertainty of U.S. or international legislative or administrative actions;

•	competition and risk of technological obsolescence;

•	limited manufacturing experience and dependence on a limited number of contract manufacturers and suppliers;

•	ability to obtain and defend patents, protect trade secrets and avoid infringing patents held by third parties;

•	limitations on third-party reimbursement for medical and pharmaceutical products;

•	acceptance of our products by the medical community;

•	potential for product liability issues and related litigation;

•	potential for claims arising from the use of hazardous materials in our business;

•	continued listing on the Nasdaq National Market; and

•	volatility in the value of our common stock.

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

     On November 3, 2004, the Company entered into a Stock Purchase Agreement with the shareholders of Synt:em, S.A., a French société anonyme, whereby the Company agreed to purchase all of the outstanding capital stock of Synt:em for a price of approximately $30 million, consisting of an initial payment at closing of approximately $10 million, and two contingent payments of approximately $10 million each, conditional upon product candidates of Synt:em reaching Phase 1 clinical trials. The purchase price will be payable in shares of common stock of the Company based upon the average trading price for the 20 days ending 2 days before the closing, subject to upper and lower ownership collars based on fully diluted shares outstanding of the Company (using treasury stock method) on the closing date of 29% and 26%, respectively. Provided all milestones are achieved, Synt:em shareholders would be issued between approximately 7.6 million and 8.9 million shares of Sonus common stock depending on the closing price of Sonus stock. These shares would also be subject to lock-up periods that will expire 25% on the date that is nine months after the closing date and 25% at the end of each three-month period thereafter, such that all shares of Sonus common stock will be freely transferable on the eighteen month anniversary of the closing date. Synt:em is a drug discovery company using its proprietary drug design technologies to discovery and develop new drugs and drug transport conjugates in the areas of cancer, pain and central nervous system diseases. The transaction is subject to a number of conditions, including approval of the issuance of shares by the stockholders of the Company. The transaction is expected to close in the first quarter of 2005.

Business Overview

     Sonus Pharmaceuticals is focused on the development of novel drugs for the oncology market that may offer improved administration, tolerability, safety and effectiveness. Our business strategy is as follows:

•	develop proprietary formulations of therapeutic drugs utilizing our TOCOSOL drug delivery technology;

•	collaborate with other pharmaceutical or biotech companies to apply the TOCOSOL technology to the formulation of their proprietary products or compounds;

•	identify and acquire additional therapies and technologies for the treatment or support of cancer patients in order to expand our product pipeline and corporate capabilities; and

•	identify and acquire complimentary products and technologies in order to broaden our business and market opportunities.

TOCOSOL Drug Delivery Technology

     Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of therapeutic drugs. Development of drugs with our TOCOSOL technology may result in products with improved dosing convenience, decreased incidences of side effects and equivalent or better efficacy. The TOCOSOL technology uses vitamin E oil (tocopherol) and tocopherol derivatives to solubilize and stabilize drugs, making them easier to formulate and deliver into the body. While the TOCOSOL technology is particularly suited to injectable drugs that are poorly soluble in water, research continues into the application of new versions of this technology that could prove applicable to oral or other routes of delivery.

TOCOSOL Paclitaxel

     Our lead product, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion. We believe that clinical trials to date have demonstrated that TOCOSOL Paclitaxel compares favorably with approved taxane products and other new paclitaxel formulations under development (safety and efficacy remain to be proven); offers the convenience of a ready-to-use formulation that does not require time consuming preparation prior to administration; can be administered to patients by a short 15-minute infusion, compared to the one- to three-hour infusion that is typically required with the currently marketed taxane products; does not require any special I.V. tubing, filters or other apparatus; and does not require dilution, which results in administration of small volumes of 25 to 35 milliliters compared to several hundred milliliters for Taxol®.

     We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002 with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every three weeks. In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks. The maximum tolerated dose (MTD) was estimated to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol® at 175 mg/m2 every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens (under the RECIST criteria, partial response is defined as reduction in the sum of the longest tumor dimensions of ≥30% for at least four weeks). Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white cell count). No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD levels in the Phase 1 study.

     We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to evaluate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These are single agent, open label studies enrolling patients who have had progressive disease despite one regimen of prior chemotherapy but who have not previously had taxane chemotherapy. Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration. Overall, the best dose estimated for TOCOSOL Paclitaxel given weekly in the Phase 2a trials was 120 mg/m2.

     Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003, and all patients have been evaluated for initial efficacy results. A total of 120 patients in the ovarian, non-small cell lung and bladder cancer studies are evaluable, which means that the patients have received at least eight weekly cycles of TOCOSOL Paclitaxel and have had at least one CT scan to confirm anti-tumor responses according to the RECIST criteria.

     In the ovarian cancer study, 51 enrolled patients were evaluable for anti-tumor effect. Twenty of the 51 evaluable patients (39%) were reported as having objective responses, including three complete responses (under the RECIST criteria, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart) and 17 partial responses; 16 additional patients were reported to have stable disease.

     In the non-small cell lung cancer study, 42 enrolled patients were evaluable for anti-tumor effect. Nine of the 42 evaluable patients (21%) were reported as having objective responses, including three complete responses and six partial responses; 18 additional patients were reported to have stable disease.

     In the bladder cancer study, 27 patients enrolled were evaluable for anti-tumor effect. Nine of the 27 evaluable patients (33%) were reported as having objective responses, including two complete responses and seven partial responses; 11 additional patients were reported to have stable disease.

     The current Phase 2a clinical efficacy results are summarized in the table below:

	No.		Objective Responses (OR)
Cancer	Patients	Stable	Partial	Complete	Total
Type	Evaluable	Disease	Response	Response	OR	% OR
Ovarian	51	16	17	3	20	39%
NSCL	42	18	6	3	9	21%
Bladder	27	11	7	2	9	33%

     In addition to assessing anti-tumor efficacy, we are also monitoring patients for adverse events in the Phase 2a studies. The most significant adverse events expected with taxanes are peripheral neuropathy and neutropenia. To date, the incidence of Grade 3 or Grade 4 neutropenia across all studies is 36%, which compares favorably to what has been seen following treatment with the marketed paclitaxel products in similar patient populations. The incidence of Grade 3 peripheral neuropathy is 9%, and no patients have experienced Grade 4 peripheral neuropathy. We believe these percentages compare favorably to the reported experience with Taxol® administered at the approved dose of 175 mg/m2 every three weeks. Dose reductions or treatment delays due to toxicity of any sort are uncommon with TOCOSOL Paclitaxel. At the highest dose tested, 120 mg/m2 weekly, 70% of planned doses were delivered on schedule at full dose for a median weekly dose across all patients of 105 mg/m2. At the 100 mg/m2 dose level, 84% of doses were delivered on schedule at full dose, for a median weekly dose of 96 mg/m2. Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 2,000 administered doses. Only 15% of doses led to a reaction of any severity, and less than 1% of doses led to reactions that were of Grade 3 severity, i.e., requiring supportive treatment. There were no Grade 4 infusion reactions. Again, these frequencies compare favorably with reported rates of infusion reactions upon administration of available paclitaxel products. Investigators have reported that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications had no effect. Infusion reactions very rarely prevented delivery of intended doses. Overall, we are seeing excellent tolerability of TOCOSOL Paclitaxel over multiple treatment cycles, evidenced by the fact that patients typically do not need to have doses reduced or delayed.

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

•	505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) New Drug Application (NDA) submission, which relies on the FDA’s previous findings of safety and effectiveness of an approved product (Taxol®), with additional data supporting changes to the previously approved product (e.g., dosing regimen or formulation). The FDA’s use of this approval mechanism is designed to encourage innovation without creating duplicate work, such as conducting studies to demonstrate what is already known about the active ingredient in a drug product. In the fourth quarter of 2003, we initiated a randomized crossover clinical pharmacology study to compare TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol). In this trial, which was the first clinical step of our 505(b)(2) regulatory plan, each patient received a single dose of TOCOSOL Paclitaxel and a single dose of Taxol, with the doses given in random order at least three weeks apart. After each dose, multiple blood specimens were taken at specified times over five days to measure the amount of paclitaxel in circulation over time. We also looked at the effects of each drug on blood cell counts and other laboratory tests. Earlier in 2004, we completed enrollment in this study with 36 patients, and based on our preliminary assessment of the data, we believe that TOCOSOL® Paclitaxel is delivering at least as much active drug as Taxol®. We prepared our initial assessment of the data and our proposal for Phase 3 clinical testing of TOCOSOL Paclitaxel, and have requested a face-to-face End of Phase 2 meeting with FDA to discuss the data and our proposed study. This meeting has been confirmed by the FDA. Our original guidance for the possible timing of submission of an NDA seeking approval of TOCOSOL Paclitaxel based on a single confirmatory efficacy trial was that it might occur as early as late 2005 or early 2006. We now believe that it will not be possible for the NDA to be submitted by the end of 2005. The revised estimated timing for submission will be determined once we have reached final agreement with the FDA on the full details and scope of the Phase 3 program. We hope to finalize agreement with the FDA on the Phase 3 clinical study design by year-end. After we reach agreement on the program we intend to pursue a Special Protocol Assessment for the Phase 3 trial of TOCOSOL Paclitaxel as a way of reducing uncertainty in the NDA review and approval process.

•	New indication for taxanes. Under this component of our strategy, we will pursue approval for the use of TOCOSOL Paclitaxel as a treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is an unmet medical need for effective, less toxic therapy. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer in the U.S. using weekly dosing of TOCOSOL Paclitaxel in the fourth quarter of 2003. Enrollment in this trial has been challenging to-date due to the limited population of patients in this indication and the inconsistent standard of treatment for it. As previously indicated, we plan to open additional study sights in Europe in early 2005 to augment enrollment in this trial.

•	Further differentiation. We intend to conduct trials in other cancers, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of TOCOSOL Paclitaxel given every three weeks, potentially leading to greater anti-tumor efficacy. The data from these clinical trials could support Supplemental New Drug Applications (SNDA’s) following a 505(b)(2) NDA, if successful, and provide supportive data for both a 505(b)(2) NDA or for a standard 505(b)(1) NDA submission in the event that the 505(b)(2) strategy is unsuccessful. We initiated a Phase 2b study in breast cancer during the third quarter of 2004.

     In addition to continuing the clinical development of the product, we are also seeking to secure one or more corporate partners for TOCOSOL Paclitaxel to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of the product subsequent to product approval.

Research Product Pipeline

     We continue to invest in the research and development of new products, including those that could extend the application of our TOCOSOL drug delivery technology. We are currently evaluating a number of early stage therapeutic drug formulations utilizing the TOCOSOL technology, including potential product candidates based on the camptothecin molecule. The camptothecin molecule family is poorly soluble and difficult to formulate for administration to humans. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule. Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer. Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers. Our research and development efforts on these product candidates are preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress to clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility and commercial opportunity.

     We believe that the pending acquisition of Synt:em offers the opportunity to expand our technology base and product candidate pipeline. In addition to our internal research and development efforts, we may consider other acquisitions of complementary products and technologies to expand our product pipeline.

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

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2004, six United States patents have issued pertaining to our TOCOSOL® drug delivery platform and other technologies. A patent covering our TOCOSOL® drug delivery platform has also issued in Taiwan. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Results of Operations

     As of September 30, 2004, our accumulated deficit was approximately $61.7 million. We expect to continue to incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our working capital in recent years has resulted from equity financings. Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements, and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, future payments under corporate partnerships and licensing arrangements could be subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     For the three months ended September 30, 2004 and 2003, the Company reported no revenue. For the nine months ended September 30, 2004 and 2003, the Company reported revenue of $0 and $25,000, respectively. Revenue for the remainder of 2004 will be dependent on our ability to enter into new collaborative agreements or licensing arrangements with third parties.

     For the three months ended September 30, 2004 and 2003, total operating expenses were $3.7 million and $2.5 million, respectively. The increase in operating expenses over the prior quarter was primarily due to higher research and development expenses in the current quarter ($2.4 million for the three months ended September 30, 2004 compared to $1.8 million for the prior year period) as well as higher general and administrative expenses in the current quarter ($1.3 million for the three months ended September 30, 2004 compared to $709,000 for the prior year period). For the nine months ended September 30, 2004 and 2003, total operating expenses were $11.1 million and $8.0 million, respectively. The increase in operating expenses over the prior year three and nine month periods was primarily related to higher spending on the clinical trial programs related to our lead cancer product, TOCOSOL Paclitaxel, as it advances through development, as well as increased personnel, business development and Sarbanes-Oxley compliance costs in the current year periods.

     For the three months ended September 30, 2004 and 2003, net interest income was $80,000 and $40,000, respectively. The increase in net interest income over the prior quarter was primarily due to higher levels of invested cash, cash equivalents and marketable securities in the current quarter. For the nine months ended September 30, 2004 and 2003, net interest income was $171,000 and $130,000, respectively. The increase in net interest income over the prior year period was primarily due to higher levels of invested cash, cash equivalents and marketable securities in the current period.

Liquidity and Capital Resources

     We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties. At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $25.0 million compared to $19.7 million at December 31, 2003. The increase was primarily due to the $14.4 million in net proceeds from the private placement of 2.9 million shares of common stock in May 2004, $1.4 million in proceeds from the issuance of 345,000 shares of common stock from the exercise of common stock warrants and $241,000 in proceeds from the issuance of 145,000 shares of common stock under employee benefit programs. These increases were offset in part by the $11.0 million net loss for the first nine months of 2004.

     We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. There will also be additional cash requirements associated with our proposed acquisition, future operations and product development costs of Synt:em. Based on our current operating plan, including planned clinical trials, other product development costs, and operations of Synt:em, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for at least the next nine months. Our current operating plans include additional equity financing in 2005, which if successful, will provide us with a minimum of 12 months of cash. If we are unable to raise additional cash in 2005 through either an equity financing or business partnerships, we have the ability to scale back operations such that we would have 12 months of cash. In addition to funding planned in 2005, we will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates. Our future capital requirements depend on many factors including:

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	drug discovery and research & development, including the operations of Synt:em;

•	entering into new collaborative or product license agreements;

•	timing and costs of technology transfer associated with manufacturing and supply agreements;

•	our ability to obtain and timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

     Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing in 2005 and beyond, we will have to substantially reduce our expenditures, scale back the development of our products and new product research and development, or out license products that we otherwise would seek to commercialize ourselves, which could seriously harm our business, and explore other strategic alternatives.

     We have contractual obligations in the form of capital leases, operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $2.0 million and $160,000 under our capital lease and leasehold financing agreements. The following table summarizes our contractual obligations as of September 30, 2004:

	Obligations due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Capital lease/lease financing obligations	$159,824	$111,215	$48,609	$—	$—
Operating lease obligations	1,984,567	688,031	1,295,336	1,200	—

Total:	$2,144,391	$799,246	$1,343,945	$1,200	$—

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

•	Revenue Recognition. Since inception, the Company has generated revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. Revenue is recorded as earned based on the performance requirements of the contract, generally as the services are performed. The Company recognizes revenue from non-refundable, up front license fees and proceeds from the assignment of technology when delivery has occurred and no future obligations exist. Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collection is reasonably assured. Payments received for which the earnings process is not complete are classified as deferred revenue.

•	Research and Development Costs. These items including personnel costs, supplies, depreciation and other indirect research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for research and/or clinical trial activities, costs are expensed the earlier of when amounts are due or when services are performed.

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

     We may not be able to effectively or completely integrate the business and operations of Synt:em, which may cause the market price of our common stock to decline significantly.

     We have entered into a Stock Purchase Agreement to acquire Synt:em. The closing of the transaction is subject to a number of conditions, including approval of our stockholders of the issuance of shares.

     In connection with our acquisition of Synt:em, we face several significant challenges in integrating the business and operations of Synt:em with our own. There is no guarantee that we will be able to achieve the integration in an effective, complete, timely or cost-efficient manner. The acquisition of Synt:em will significantly increase our size, including with respect to number of employees and facilities. The integration of Synt:em with our operations involves substantial risks, including:

•	our ability to finance the increased costs associated with development of the Synt:em operations and product development;

•	our ability to integrate the products of Synt:em so they compliment our own;

•	our ability to continue the production and development of the Synt:em products and underlying technology;

•	our ability to retain key personnel who remain employed with Synt:em following the acquisition, and our ability to replace key personnel who do not remain employed with Synt:em following the acquisition;

•	our ability to manufacture and pursue the development of the Synt:em products;

•	our ability to successfully integrate the different corporate culture of Synt:em;

•	our ability to integrate the international operations of Synt:em;

•	our ability to expand our financial and management controls and reporting systems and procedures including those related to the Sarbanes-Oxley Act of 2002, necessary for the integration and management of Synt:em;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	administrative integration and elimination of redundancies;

•	assumption of unknown or contingent liabilities, or other unanticipated events or circumstances;

     We cannot guarantee that the business and operations of Synt:em will achieve the anticipated strategies and operating results. We may in the future choose to not pursue the development of certain product candidates of Synt:em, which could require us to record losses relating to the termination of such programs. Any of the foregoing risks could materially harm our business, financial conditions and results of operations.

     In addition, we may continue to consider acquisitions of other companies, technologies and complimentary products in the future to expand our product offerings and technology base to further our strategic goals. We expect that we would face the same and other similar risks as referenced above in connection with any such future acquisitions.

     We have a history of operating losses which we expect will continue and we may never become profitable.

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of September 30, 2004, our accumulated deficit totaled $61.7 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will incur additional costs and expenses in connection with the acquisition and operations of Synt:em. We will not generate any product revenue unless and until we receive regulatory approval, which is not likely to occur in the near future. Even if we generate significant product revenue, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	drug discovery and research & development, including the operations of Synt:em;

•	entering into new collaborative or product license agreements;

•	timing and costs of technology transfer associated with manufacturing and supply agreements;

•	our ability to obtain, and timing of payments, if any, under collaborative partner agreements; and

•	costs related to obtaining, defending and enforcing patents.

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

     Our drug delivery products are subject to significant uncertainty because they are in the early to middle stages of development and are subject to regulatory approval. The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse affect on our business, financial condition and results of operations. There can be no assurance that the FDA will agree to our proposed 505(b)(2) regulatory strategy. We cannot predict if or when any of our products under development will be commercialized.

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

     Our development efforts to date have consumed and will continue to require substantial amounts of cash. Based on our current operating plan, including planned clinical trials, other product development costs, and operations of Synt:em, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for at least the next nine months. Our current operating plans include additional equity financing in 2005, which if successful, will provide us with a minimum of 12 months of cash. If we are unable to raise additional cash in 2005 through either an equity financing or business partnerships, we have the ability to scale back operations such that we would have 12 months of cash. We will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates. Our future capital requirements depend on many factors including:

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

     Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing in 2005 and beyond, we will have to substantially reduce our expenditures, scale back the development of our products and new product research and development, or out license products that we otherwise would seek to commercialize ourselves, which could seriously harm our business, and explore other strategic alternatives.

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

     Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2004, six United States patents have issued pertaining to our TOCOSOL® drug delivery platform and other technologies. A patent covering our TOCOSOL® drug delivery platform has also issued in Taiwan. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

     Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.” For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million. As of September 30, 2004, we had stockholders’ equity of approximately $24.4 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2004, the decline in the fair value of our investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

     An evaluation as of the end of the period covered by this report was carried out under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. The Company appointed a new Chief Financial Officer on September 15, 2004.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).

32.2	Certification of President and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

     (b) Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004:

1.	The Registrant filed a report on Form 8-K on July 21, 2004 in connection with the release of the Company’s second quarter financial results and associated quarterly conference call.

2.	The Registrant filed a report on Form 8-K on September 20, 2004 in connection with the appointment of the new Chief Financial Officer.

3.	The Registrant filed a report on Form 8-K on September 30, 2004 in connection with the submission of a meeting request with FDA.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                SONUS PHARMACEUTICALS, INC.

Date: November 15, 2004	By:	/s/ Michael A. Martino
Michael A. Martino
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)