Form 10-Q
period 2005-03-31
SONUS PHARMACEUTICALS INC
filed 2005-05-10
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2005

Common Stock, $.001 par value	21,369,706

Sonus Pharmaceuticals, Inc.

Part I.              Financial Information

Item 1.           Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,866,388	$416,847
Marketable securities	11,272,963	20,163,641
Other current assets	284,014	458,826

Total current assets	15,423,365	21,039,314

Equipment, furniture and leasehold improvements, net	1,365,921	1,479,785
Other assets	51,500	51,500

Total assets	$16,840,786	$22,570,599

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,236,483	$3,176,709
Current portion of lease obligations	44,892	78,445

Total current liabilities	2,281,375	3,255,154

Lease obligations, less current portion	35,574	42,172
Deferred rent	180,084	196,092

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 21,366,136 and 21,352,795 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	86,233,707	86,202,180
Accumulated deficit	(71,865,691)	(67,090,356)
Stock-based compensation	3,170	—
Accumulated other comprehensive loss	(27,433)	(34,643)
Total stockholders’ equity	14,343,753	19,077,181

Total liabilities and stockholders’ equity	$16,840,786	$22,570,599

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating expenses:
Research and development	$3,123,424	$2,568,028
General and administrative	1,742,946	1,046,150

Total operating expenses	4,866,370	3,614,178
Operating loss	(4,866,370)	(3,614,178)

Other income (expense):
Other income	4,160	—
Interest income	89,500	44,361
Interest expense	(2,625)	(8,563)

Total other income, net	91,035	35,798
Loss before income taxes	(4,775,335)	(3,578,380)
Taxes	—	—
Net loss	$(4,775,335)	$(3,578,380)

Basic and diluted net loss per share	$(0.22)	$(0.20)

Shares used in computation of basic and diluted net loss per share	21,353,868	18,046,012

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(4,775,335)	$(3,578,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,733	127,190
Noncash stock-based compensation	3,170	—
Amortization of net discount on marketable securities	(80)	(26,864)
Gain on sale of capital equipment	(4,160)	—
Changes in operating assets and liabilities:
Other current assets	174,812	(24,365)
Accounts payable and accrued expenses	(940,226)	(116,431)
Other liabilities	(16,008)	(7,758)
Net cash used in operating activities	(5,376,094)	(3,626,608)

Investing activities:
Purchases of capital equipment and leasehold improvements	(67,869)	(66,014)
Proceeds from sale of capital equipment	4,160	—
Purchases of marketable securities	—	(5,578,746)
Proceeds from sales of marketable securities	2,695,968	1,073,058
Proceeds from maturities of marketable securities	6,202,000	7,800,000
Net cash provided by investing activities	8,834,259	3,228,298

Financing activities:
Proceeds from exercise of common stock warrants	—	916,209
Proceeds from issuance of common stock under employee benefit plans	31,527	17,845
Payments on lease obligations	(40,151)	(36,499)
Net cash (used in) provided by investing activities	(8,624)	897,555

Change in cash and cash equivalents for the period	3,449,541	499,245
Cash and cash equivalents at beginning of period	416,847	1,709,017

Total cash and cash equivalents	$3,866,388	$2,208,262

Supplemental cash flow information:
Interest paid	$2,625	$8,563

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

1.              Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The accompanying Balance Sheet at December 31, 2004 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.  The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 23, 2005.  Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2.              Liquidity

The Company has historically experienced recurring losses from operations which have generated an accumulated deficit of $71.9 million through March 31, 2005.  In the first quarter 2005, the Company used $5.4 million of cash to fund operations.  At March 31, 2005, the Company has cash and cash equivalents and marketable securities of $15.1 million, and working capital of $13.1 million.

The Company expects that its cash requirements will continue to increase in future periods due to the projected development costs associated with TOCOSOL Paclitaxel and other product candidates.  Based on the scaled-back 2005 operating plan, which includes certain significant cost reduction initiatives, the Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to meet its cash requirements through at least the end of first quarter of 2006.

The Company also intends to raise at least $10.0 million in additional cash in 2005 through a debt or equity financing or pursuant to a corporate partnership, to permit it to proceed with certain of its product development efforts, which are currently not included in the 2005 operating plan.  The Company is seeking the additional financing or a corporate partnership to allow it to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  The Company cannot be certain that such additional financing or corporate partnership will be available at acceptable terms, or at all.

If the Company is unable to raise additional cash in 2005 through either debt or equity financing or pursuant to a corporate partnership by the end of the second quarter of 2005, the Company will continue to implement its scaled back 2005 operating plan such that it would have sufficient cash to fund its operations through at least the end of first quarter 2006.  Under this assumption, the required operations scale back would be significant, and would involve reductions in programs, operations and personnel which would materially impact the Company’s ability to initiate Phase 3 clinical trials for TOCOSOL Paclitaxel and advance product candidates along in development.

3.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Clinical trials	$1,051,882	$912,643
Accrued compensation	418,109	792,755
Accounts payable	152,313	815,203
Accrued legal & professional	214,721	423,732
Product manufacturing/scale-up	145,000	40,500
Other	254,458	191,876
	$2,236,483	$3,176,709

4.              Stockholders’ Equity

During the first quarter of 2005, the Company recorded $32,000 in proceeds from the issuance of 13,000 shares of common stock from the issuance of shares under employee benefit programs.

5.              Comprehensive Income (Loss)

	Three months ended March 31,
	2005	2004
Net loss	$(4,775,335)	$(3,578,380)
Unrealized gain (loss) on marketable securities	7,210	3,408
Comprehensive loss	$(4,768,125)	$(3,574,972)

6.              Accounting for Stock Options

Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options.  The Company has elected to follow the disclosure-only provisions of SFAS No. 123 and continue to apply APB 25 and related interpretations in accounting for its stock option plans.  Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any).

At March 31, 2005 the Company had several stock-based employee compensation plans.  All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.  We did record $3,170 in stock based compensation expense on activity related to certain consulting activities as well as costs associated with our employee stock purchase plan.

As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31, 2005	March 31, 2004

Net loss, as reported	$(4,775,335)	$(3,578,380)

Add: Stock-based employee compensation expense included in reported net loss	3,170	—

Deduct:Stock-based employee compensation expense determined under the fair value based method	(397,272)	(390,499)

Pro forma net loss	$(5,169,437)	$(3,968,879)

Earnings per share:
Basic and diluted-as reported	$(0.22)	$(0.20)
Basic and diluted-pro forma	$(0.24)	$(0.22)

The fair value of each stock option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of .885 and 1.106 as of March 31, 2005 and 2004, respectively, and (6) a risk-free interest rate of 3.88% and 3.07% as of March 31, 2005 and 2004, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment.  This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement originally was effective for the first interim reporting period that begins after June 15, 2005 but the effective date was subsequently delayed by the Securities and Exchange Commission to January 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions.  Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.

7.              Termination of Acquisition

On December 22, 2004, the Company executed an Amended and Restated Stock Purchase Agreement with the stockholders of Synt:em S.A. for the purchase of all of the outstanding capital stock of Synt:em.  Effective March 31, 2005, pursuant to Sections 8.1(e) and 8.2 of the Amended and Restated Stock Purchase Agreement, the Company terminated the Amended and Restated Stock Purchase Agreement.  According to the terms of the Amended and Restated Stock Purchase Agreement, properly terminating the Amended and Restated Stock Purchase Agreement pursuant to Section 8.1(e) will not result in any material early termination penalties or financial liability to the Company.  On March 24, 2005, the Company received a letter from Synt:em, S.A. alleging that the Company had breached certain of its representations, warranties and covenants under the Amended and Restated Stock Purchase Agreement and asserting the right to pursue a claim for damages resulting from the alleged breach.  The Company rejected the allegations on the basis that the claims are without merit and intend to vigorously defend any claims that may be asserted by Synt:em, S.A. or its stockholders.

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

•            continued listing on the Nasdaq National Market;

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

•                  Results of operations and why those results are different from the prior year; and

•                  The capital resources we currently have and possible sources of additional funding for future capital requirements.

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

Recent Development

On December 22, 2004, we executed an Amended and Restated Stock Purchase Agreement with the stockholders of Synt:em S.A. for the purchase of all of the outstanding capital stock of Synt:em. Effective March 31, 2005, pursuant to Sections 8.1(e) and 8.2 of the Amended and Restated Stock Purchase Agreement, we terminated the Amended and Restated Stock Purchase Agreement. According to the terms of the Amended and Restated Stock Purchase Agreement, properly terminating the Amended and Restated Stock Purchase Agreement pursuant to Section 8.1(e) will not result in any material early termination penalties or financial liability to us. On March 24, 2005, we received a letter from Synt:em, S.A. alleging that we had breached certain of our representations, warranties and covenants under the Amended and Restated Stock Purchase Agreement and asserting the right to pursue a claim for damages resulting from the alleged breach. We rejected the allegations on the basis that the claims are without merit and intend to vigorously defend any claims that may be asserted by Synt:em, S.A. or its stockholders.

TOCOSOL Technology Platform

Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of hard-to-formulate therapeutic drugs for cancer.  Development of drug products with our TOCOSOL technology may result in products with equivalent or better efficacy, decreased incidences of side effects and dosing convenience.  The TOCOSOL technology uses vitamin E oil (a-tocopherol) and tocopherol derivatives to solubilize and stabilize drugs, making them easier to formulate and deliver into the body.

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

We concluded a Phase 1 study for TOCOSOL Paclitaxel in August 2002, with a total of 37 patients.  The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every three weeks.  In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m2 to 225 mg/m2 every three weeks.  The maximum tolerated dose (MTD) was estimated in this study to be 200 mg/m2 every three weeks, slightly higher than the approved dose of Taxol at 175 mg/m2 every three weeks.  TOCOSOL Paclitaxel was generally well tolerated in all patients treated.  All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed.  Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens (under RECIST, partial response is defined as reduction in the sum of the longest tumor dimensions of target lesions of ≥30% for at least four weeks, and no evidence of progressive disease elsewhere).  Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white blood cell count).  No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD in the Phase 1 study.

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

Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003, and all patients have been evaluated by their physicians for efficacy results.  Data review, confirmation and analysis are ongoing, and databases have not yet been locked.  A total of 120 patients in the ovarian, non-small cell lung and bladder cancer studies were evaluable for objective response, which means that the patients received at least eight weekly cycles of TOCOSOL Paclitaxel and had at least one CT scan to confirm anti-tumor responses according to RECIST.

In the ovarian cancer study, 51 enrolled patients were evaluable for anti-tumor effect.  Twenty of the 51 evaluable patients (39%) were reported as having objective responses, including three complete responses (under RECIST, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart) and 17 partial responses; 16 additional patients were reported to have stable disease (stable disease is defined as less than a 30% decrease and no more than a 20% increase in the sum of the longest tumor diameters).

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

The investigator-reported response rates for these three clinical trials are summarized in the table below:

	No.		Objective Responses (OR)
Cancer	Patients	Stable	Partial	Complete	Total	%	95%
Type	Evaluable	Disease	Response	Response	OR	OR	CI
Ovarian	51	16	17	3	20	39%	(26%, 54%	)
NSCL	42	18	6	3	9	21%	(10%, 37%	)
Bladder	27	11	7	2	9	33%	(17%, 54%	)

Following completion of treatment, follow-up monitoring of each consenting patient was continued  to assess survival duration.  Median survival in each of the three studies has been estimated based on reports received from investigators as of May 2005:

Cancer Type	Median Survival	95% CI
	(wks)	(wks)
Ovarian	73.9	(49.1, 116..4)
NSCL	34.7	(18.9, 48.0)
Bladder	57.4	(27.1, 94.9)

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in clinical studies.  The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy.  The incidence of Grade 3 or Grade 4 neutropenia across all the Phase 2a studies conducted was 36%.  No peripheral neuropathy was observed in 64% of patients, Grade 3 peripheral neuropathy was reported in only 9% of patients, and no patients experienced Grade 4 peripheral neuropathy in the Phase 2a studies.  We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered at the approved dose of 175 mg/m2 every three weeks.  Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients.  At the highest dose tested, 120 mg/m2 weekly, approximately 70% of planned doses were delivered on schedule at full dose, for a median weekly dose over time of 105 mg/m2.  At the 100 mg/m2 dose level, approximately 84% of doses were delivered on schedule at full dose, for a median weekly dose of 96 mg/m2.  Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 2,500 administered doses.  Only 15% of doses led to a reaction of any severity, and fewer than 1% of doses led to reactions that were of Grade 3 severity, i.e., requiring supportive treatment.  There were no Grade 4 infusion reactions.  Again, we believe these frequencies compare favorably with reported rates of infusion reactions upon administration of Taxol.  Investigators have reported that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications were not helpful.  Infusion reactions very rarely prevented delivery of intended doses.  Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer.  By October 2004, we had enrolled a total of 47 patients.  At the end of April,2005, the investigators reported an overall objective response rate of at least 51% (data reporting is incomplete and ongoing), with a 95% confidence interval of 36% to 66%.  The types and frequencies of adverse events to date are consistent with expectations based on previous studies of TOCOSOL Paclitaxel.  Twenty-eight patients remained on active treatment at the end of April 2005.  We expect to be able to estimate the median time to progression in the third quarter of this year and follow-up for survival will continue throughout the next two years.

The results of the Phase 2a and 2b clinical trials are preliminary at this time and have not been independently verified by masked radiologists and may or may not be indicative of the final results upon completion of the these studies or of the results of our planned Phase 3 study that is yet to be initiated.

The manufacturing process for TOCOSOL Paclitaxel has been successfully scaled to support commercialization.  In March 2005, Sonus met with the U.S. Food  and Drug Administration (“FDA”) to discuss the Chemistry, and Manufacturing Controls (“CMC”) data for the drug product.  The FDA did not identify any issues with the manufacture and control of the drug product that would preclude Sonus from using TOCOSOL Paclitaxel in the Phase 3 program.  Additionally, the FDA verbally agreed the CMC data currently available and/or planned to be available would be adequate for submission of the TOCOSOL Paclitaxel New Drug Application (“NDA”).

Our objective is to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel.  We have outlined a regulatory strategy for TOCOSOL Paclitaxel that includes three potential development paths.  Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label, while in parallel pursuing opportunities to expand the label indications to further differentiate the product.  Our strategy for product approval includes the following:

•                  505(b)(2).  We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy.  The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active ingredients that are already well known.  As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel delivered into circulation over time by TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol).  We completed patient enrollment in March 2004 and final data were available for analysis in September 2004.  The data from this study indicate that TOCOSOL Paclitaxel delivers substantially more active paclitaxel into circulation than can be achieved with Taxol.  How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing.  In September 2004, Sonus Pharmaceuticals requested and was subsequently granted a meeting with the FDA to discuss its plans for Phase 3 testing of TOCOSOL Paclitaxel. Sonus met with the FDA in December 2004, and based on preclinical and clinical data generated to date, the FDA indicated that it is appropriate for Sonus to pursue Phase 3 testing leading to submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism.  In addition, the FDA recommended that Sonus finalize the design and plan of the TOCOSOL Paclitaxel Phase 3 program under a Special Protocol Assessment (“SPA”).   The SPA process began early in 2005, and is ongoing.  It is a complex process intended to result in agreements between Sonus and the FDA about the formal study protocol, how the study will be conducted, how study-specified endpoints will be evaluated, and how results will be analyzed statistically.  Based on oral and written communications exchanged between Sonus and the FDA to date, we believe that the details that remain to be finalized are understood and that final agreements will be confirmed by the end of the second quarter 2005.  However, this timing could be delayed based on unforeseen facts and circumstances that may arise during our discussions with the FDA.  We have chosen to invest time in reaching a SPA agreement with the FDA before starting enrollment, in order to potentially reduce the regulatory review issues commonly encountered in review of a NDA after submission without a SPA agreement.

Based on agreement in concept from the FDA on the use of a single Phase 3 trial in our NDA, we believe that the NDA based on a primary endpoint of objective response rate could be submitted within twelve months after the completion of patient enrollment into the Phase 3 study, which we believe will take approximately 9-12 months.  With that timeline, we now believe that submission of our NDA is likely to occur in the first half of 2007.  We have also asked the FDA to address the proposed basis for approval of the NDA, and the FDA has indicated to Sonus that approval under 505(b)(2) could be related to modification of the current paclitaxel label to include a weekly dosing schedule; however, based on their discussions with us, we do not believe this will affect the timing of our NDA submission nor the period of time required for its review by the FDA.

•                  New indication for taxanes.  Under this component of our strategy, we will pursue approval for the use of TOCOSOL Paclitaxel as a treatment for inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is an unmet medical need for an effective, less toxic therapy.  In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication.  We initiated a Phase 2b study in bladder cancer in the U.S. using weekly dosing of TOCOSOL Paclitaxel in the fourth quarter of 2003.  Enrollment in this trial has been challenging due to the limited population of patients in this indication and the inconsistent standard of treatment for it.  We are opening additional study sites in Europe to augment enrollment in this trial.  In December 2004, the FDA also granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

•                  Life cycle management.  We intend to conduct trials in other types of cancer, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of TOCOSOL Paclitaxel given every three weeks.  The data from such clinical trials could support supplements to the NDA following a 505(b)(2) NDA, if approved.

The scope, timing and expense of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy until these clinical trials are specifically approved by the FDA.  At this time it is our intent to pursue a single pivotal trial in an indication where Paclitaxel is approved as a single agent, with a primary endpoint of objective response rate and secondary endpoints of time to progression and survival duration. We expect to submit the NDA with data on the primary endpoint, followed by supplemental applications when data are mature for the secondary endpoints.  We intend the trial to be powered to achieve statistical significance on all three endpoints, which may require us to enroll approximately 700 to 800 patients.  We estimate that the total cost to complete the proposed Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism over a period of about three years will be in the mid to upper $30 million range.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rates, we anticipate that the NDA could be submitted within twelve months after conclusion of patient enrollment.  This trial constitutes the bulk of the Company’s clinical trial spending anticipated to occur in the first 12 months after the start of the study.  However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study.  Additional funding will be required to prepare and submit a NDA for TOCOSOL Paclitaxel.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support an approved product.  The completion of any and all of the anticipated clinical trials is dependent upon our receipt of additional financing, either through debt or equity offerings of our securities or through a corporate or strategic partnership.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of April 18, 2005, we hold seven United States patents and two patents issued in other countries, one in Canada and one in Taiwan, pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Results of Operations

As of March 31, 2005, our accumulated deficit was approximately $71.9 million.  We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings.  Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements.  Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

We had no revenue for the three months ended March 31, 2005 or the same period in 2004.

Our research and development (R&D) expenses were $3.1 million for the three months ended March 31, 2005 compared with $2.6 million for the same period in 2004.  The 2005 increase was primarily the result of the expansion of clinical trial programs in support of the anticipated Phase 3 clinical trial for TOCOSOL Paclitaxel.  If we are successful in raising additional capital, either through a financing or pursuant to a corporate partnership, we expect R&D expenses to increase substantially during 2005 upon commencement of our Phase 3 clinical trial for TOCOSOL Paclitaxel.  If, however, we are unable to raise additional capital, we will scale back our R&D expenses commensurate with our resources.

Our general and administrative (G&A) expenses were $1.7 million for the three months ended March 31, 2005 compared with $1.0 million for the same period in 2004.  The 2005 increase was primarily attributed to approximately $270,000 in costs related to the termination of our acquisition of Synt:em as well as increased personnel and business development costs in 2005.  G&A expenses for the remainder of 2005 will be dependent on a variety of factors including fundraising, business development, and other administrative activities and could increase or decrease accordingly with the level of those activities.

Our total operating expenses in 2005 are expected to increase from those experienced in the first quarter 2005 as we move into Phase 3 clinical development of TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 75%-80% of the anticipated spending in 2005, assuming we are successful in raising additional financing.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.  Additionally, we will be required to substantially reduce our anticipated R&D expenses if additional financing is not available in 2005.

Our other income, net was $91,000 for the three months ended March 31, 2005 compared with $36,000 for the same period in 2004.  The 2005 increase was due primarily to higher interest rates in 2005.

We had no income tax expense in the three months ended, March 31, 2005 or the same period in 2004 as we have incurred significant losses and has significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties.  At March 31, 2005, we had cash, cash equivalents and marketable securities totaling $15.1 million compared to $20.6 million at December 31, 2004.  The decrease was primarily due to the net loss for three months ended March 31, 2005 of $4.8 million.

Net cash used in operating activities for the three months ended March 31, 2005, and 2004, was $5.4 million and $3.6 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  Our G&A expenses are relatively controllable, although for the three months ended March 31, 2005, we incurred approximately $270,000 in legal, accounting and other miscellaneous fees related to the terminated Synt:em acquisition.  Our R&D expenses are dependent upon the scope of our clinical trial activities.  We recognized no revenues in either of the periods presented and paid no corporate income taxes.

Net cash used in investing activities for the three months ended March 31, 2005, and 2004 was $8.8 million and $3.2 million, respectively.  These uses of cash were primarily related to purchases of short-term investments and purchases of property and equipment, offset in part by sales and maturities of marketable securities occurring in the normal course of business.  Activity related to short-term marketable securities relates primarily to the investment of money raised in equity financings and the related maturities and sales of those investments recorded accordingly to provide working capital to us on an as needed basis.

Net cash (used in) provided by financing activities for the three months ended March 31, 2005, and 2004 was ($9,000) and $900,000, respectively.  The net cash used in financing activities in 2005 primarily related to payments on lease obligations, offset in part by the issuance of common stock under employee benefit plans.  The net cash provided by financing activities in 2004 primarily related to proceeds from the exercise of common stock warrants.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  Based on our scaled-back 2005 operating plan, which includes certain cost reductions, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least the end of first quarter 2006.  We intend to raise at least $10.0 million in additional cash through debt or equity financing or pursuant to a corporate partnership in 2005, to permit us to proceed with certain of our product development efforts, which are currently not included in the 2005 operating plan.  We are seeking the additional financing or a corporate partnership to allow us to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  If we are unable to raise additional cash in 2005 through either a debt or equity financing or pursuant to a corporate partnership by the end of the second quarter 2005, we will continue to implement our scaled-back 2005 operating plan such that we would have sufficient cash to fund our operations through at least the first quarter of 2006.  Under this assumption, the required scale back would be significant and would involve programs, operations and personnel which would materially impact our ability to initiate the Phase 3 clinical trial for TOCOSOL Paclitaxel as well as advance our other product candidates along in development.  Our current balance of cash and marketable securities should enable us to proceed with the development and testing of TOCOSOL Paclitaxel up to the point of patient enrollment in the Phase 3 clinical trial.  Enrollment of patients in the Phase 3 trial cannot occur until we have additional funding either through a corporate partner or other type of financing.  In addition to funding planned in 2005, we will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates.  We estimate that the total cost to complete the Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism over a period of three years will be in the mid to upper $30 million range.  However, until we agree upon an SPA with the FDA, the scope and structure of the Phase 3 clinical trial is uncertain and these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to submit a NDA for TOCOSOL Paclitaxel.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rates, we anticipate that the NDA could be submitted within twelve months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

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

We have contractual obligations in the form of capital leases, operating leases and leasehold financing arrangements.  We have remaining contractual obligations through 2007 under our operating leases of $1.6 million and $88,000 under our capital lease and leasehold financing agreements.  The following table summarizes our contractual obligations, including interest as of March 31, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease/lease financing obligations	$88,086	$50,095	$37,991	$—	$—
Operating lease obligations	1,643,932	686,928	957,004	—	—
Total	$1,732,018	$737,023	$994,995	$—	$—

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

•            Revenue Recognition.  Since inception, we have generated revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology.   We have recognized this revenue primarily through up-front, milestone and licensing payments.  We recognize license revenue from intellectual technology agreements.  Generally, the payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful.  Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

•            Research and Development Expenses.  Pursuant to SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred.  In instances where we enter into collaborative agreements with third parties, costs are expensed the earlier of when amounts are due or when services are performed.  In instances where we enter into agreements with third parties for research and/or clinical trial activities, costs are expensed the earlier of when amounts are due or when services are performed.  Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment.  This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement originally was effective for the first interim reporting period that begins after June 15, 2005 but the effective date was subsequently delayed by the Securities and Exchange Commission to January 1, 2006.

SFAS 123R permits public companies to choose between the following two adoption methods:

2.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  Based on our scaled-back 2005 operating plan, which includes certain cost reductions, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least the end of first quarter 2006.  We intend to raise at least $10.0 million in additional cash through debt or equity financing or pursuant to a corporate partnership in 2005, to permit us to proceed with certain of our product development efforts, which are currently not included in the 2005 operating plan.  We are seeking the additional funding or a corporate partnership to allow us to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  If we are unable to raise additional cash in 2005 through either a debt or equity financing or pursuant to a corporate partnership by the end of the second quarter 2005, we will continue to implement our scaled-back 2005 operating plan such that we would have sufficient cash to fund our operations through at least the first quarter of 2006.  Under this assumption, the required scale back would be significant and would involve programs, operations and personnel which would materially impact our ability to initiate the Phase 3 clinical trial for TOCOSOL Paclitaxel as well as advance our other product candidates along in development.  Our current balance of cash and marketable securities should enable us to proceed with the development and testing of TOCOSOL Paclitaxel up to the point of patient enrollment in the Phase 3 clinical trial.  Enrollment of patients in the Phase 3 trial cannot occur until we have additional funding either through a corporate partner or other type of financing.  In addition to funding planned in 2005, we will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates.  We estimate that the total cost to complete the Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism over a period of three years will be in the mid to upper $30 million range.    However, until we agree upon an SPA with the FDA, the scope and structure of the Phase 3 clinical trial is uncertain and these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to submit a NDA for TOCOSOL Paclitaxel.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rates, we anticipate that the NDA could be submitted within twelve months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

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

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses.  As of March 31, 2005, our accumulated deficit totaled $71.9 million.  We anticipate that our operating losses will continue as we further invest in research and development for our products.  We will not generate any product revenue unless and until we receive regulatory approval, which is not likely to occur in the near future.  Even if we generate significant product revenue, there can be no assurance that we will be able to achieve or sustain profitability.  Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

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

Our product candidates are subject to significant uncertainty because they are in both early and middle stages of development and are subject to regulatory approval.  The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse effect on our business, financial condition and results of operations.  While the FDA has informally indicated that it is appropriate for Sonus to submit a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism using a single Phase 3 clinical trial, there can be no assurance that the FDA will agree to our proposed 505(b)(2) regulatory strategy and Phase 3 protocol until such time that we have an executed SPA in place with them.  The FDA has indicated to us that approval of our NDA under 505(b)(2) could be related to a modification of the current paclitaxel label to include a weekly dosing schedule.  Based on currently available information, we believe this will not affect the timing of our NDA submission nor the period of time required for its review by the FDA; however, it is difficult to determine this issue’s ultimate effect on timing until it is resolved with the FDA.  In addition, there is pending litigation attacking the utilization of the 505(b)(2) regulatory strategy generally.  There can be no assurance that such litigation will not be successful. A 505(b)(2) application permits us to rely upon the FDA’s findings of safety and efficacy for a previously approved drug product without requiring us to obtain a right of reference from the original applicant.  In addition to permitting reliance upon the FDA’s prior findings of safety and effectiveness for previously approved drugs, section 505(b)(2) continues to allow reliance on third party data that is available in published literature and which establishes the safety and effectiveness of a drug.  However, we are required to provide any additional clinical data necessary to demonstrate the safety and effectiveness of differences between the original drug and the 505(b)(2) drug, so while unnecessary duplication of preclinical and certain human studies is avoided, specific studies may be required to establish the relevance and applicability of prior findings for our particular product formulation.  We cannot predict if or when any of our products under development will be commercialized.

We depend on third parties for funding, clinical development, manufacturing and distribution.

We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products.  Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products.  We currently do not have any arrangements with third parties that will provide any funding to us.  If we are unable to establish these arrangements with third parties, if they are terminated or the collaborations are not successful, we will be required to identify alternative sources of funding to finance research, clinical development, manufacturing, marketing, sales and/or distribution.  Our inability to secure additional funding would have a material adverse effect on our business, financial condition and results of operations.  Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements.  We have no control over the resources that any potential partner may devote to the development and commercialization of products under these potential collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.

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

Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.”  For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $3.00 per share and a market value of our public float of at least $15.0 million.  As of March 31, 2005, we had stockholders’ equity of approximately $14.3 million. Based upon our current operating plan, in the absence of any additional financing or capital generated through a corporate partnership, we anticipate that our stockholders’ equity will be approximately $10.2 million at June 30, 2005.  In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market.  If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets”

or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules.  These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities.  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock.  Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.  As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of April 18, 2005, we hold seven United States patents and two patents issued in other countries, one in Canada and one in Taiwan, pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.    The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions.  There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products.  Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us.  Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings.  Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2005, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits

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

SONUS PHARMACEUTICALS, INC.

Date: May 10, 2005	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)