Form 10-Q
period 2005-06-30
SONUS PHARMACEUTICALS INC
filed 2005-08-09
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2005

Common Stock, $.001 par value	21,418,668

Sonus Pharmaceuticals, Inc.

Part I.              Financial Information

Item 1.           Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,839,763	$416,847
Marketable securities	8,537,170	20,163,641
Other current assets	185,588	458,826

Total current assets	11,562,521	21,039,314

Equipment, furniture and leasehold improvements, net	1,237,858	1,479,785
Other assets	51,500	51,500

Total assets	$12,851,879	$22,570,599

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,259,493	$3,176,709
Current portion of lease obligations	26,078	78,445

Total current liabilities	2,285,571	3,255,154

Lease obligations, less current portion	28,809	42,172
Deferred rent	164,076	196,092

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 21,418,668 and 21,352,795 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	86,343,700	86,202,180
Accumulated deficit	(75,956,442)	(67,090,356)
Accumulated other comprehensive loss	(13,835)	(34,643)
Total stockholders’ equity	10,373,423	19,077,181

Total liabilities and stockholders’ equity	$12,851,879	$22,570,599

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,868,888	2,660,226	5,992,313	5,228,255
General and administrative	1,295,690	1,156,654	3,038,636	2,202,804

Total operating expenses	4,164,578	3,816,880	9,030,949	7,431,059

Operating loss	(4,164,578)	(3,816,880)	(9,030,949)	(7,431,059)

Other income (expense):
Other income	—	—	4,160	—
Interest income	75,546	62,815	165,045	107,176
Interest expense	(1,717)	(7,347)	(4,342)	(15,909)

Total other income, net	73,829	55,468	164,863	91,267

Loss before income taxes	(4,090,749)	(3,761,412)	(8,866,086)	(7,339,792)

Income taxes	—	—	—	—

Net loss	$(4,090,749)	$(3,761,412)	$(8,866,086)	$(7,339,792)

Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.41)	$(0.39)

Shares used in computation of basic and diluted net loss per share	21,376,593	19,970,164	21,365,230	19,008,088

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(8,866,086)	$(7,339,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	324,756	258,343
Noncash stock-based compensation	3,462	—
Amortization of net discount on marketable securities	(689)	(42,141)
Gain on sale of capital equipment	(4,160)	—
Changes in operating assets and liabilities:
Other current assets	273,238	(51,323)
Accounts payable and accrued expenses	(902,216)	499,750
Other liabilities	(32,016)	(15,516)
Net cash used in operating activities	(9,203,711)	(6,690,679)

Investing activities:
Purchases of capital equipment and leasehold improvements	(82,829)	(179,916)
Proceeds from sale of capital equipment	4,160	—
Purchases of marketable securities	—	(19,458,036)
Proceeds from sales of marketable securities	2,695,968	2,070,834
Proceeds from maturities of marketable securities	8,952,000	10,000,000
Net cash provided by (used in) investing activities	11,569,299	(7,567,118)

Financing activities:
Proceeds from issuance of common stock under equity financings, net	—	14,441,028
Proceeds from exercise of common stock warrants	—	1,409,884
Proceeds from issuance of common stock under employee benefit plans	123,058	151,707
Payments on lease obligations	(65,730)	(73,880)
Net cash provided by financing activities	57,328	15,928,739

Increase in cash and cash equivalents for the period	2,422,916	1,670,942
Cash and cash equivalents at beginning of period	416,847	1,709,017

Total cash and cash equivalents	$2,839,763	$3,379,959

Supplemental cash flow information:
Interest paid	$4,342	$15,909

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

2.              Liquidity

The Company has historically experienced recurring losses from operations which have generated an accumulated deficit of $76.0 million through June 30, 2005.  For the six month period ended June 30, 2005, the Company used $9.2 million of cash to fund operations.  At June 30, 2005, the Company had cash and cash equivalents and marketable securities of $11.4 million, and working capital of $9.3 million.

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

The Company also intends to raise at least $10.0 million in additional cash in 2005 through a debt or equity financing or pursuant to a corporate partnership, to permit it to proceed with certain of its product development efforts, which are currently not included in the 2005 operating plan.  The Company is also seeking the additional financing or a corporate partnership to allow it to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  The Company cannot be certain that such additional financing or corporate partnership will be available at acceptable terms, or at all.

As of June 30, 2005, the Company had not concluded a partnership or closed on additional funding.  The Company had originally targeted contingency spending cuts for the beginning of the third quarter.  However, due to the continued ability to manage second half 2005 program spending as well as prudent cash management during the first half of 2005, the Company has been able to defer the contingency spending cuts such that key programs could continue until the end of the third quarter.  If the Company is unable to raise additional funds through either a corporate partnership and/or an equity financing by the end of the third quarter, it will need to implement its contingency spending plan, such that it would have sufficient cash to fund operations through at least the end of the first quarter of 2006.  Under this assumption, the required operations scale back would be significant, and would involve reductions in programs, operations and personnel which would materially impact the Company’s ability to initiate the Phase 3 clinical trial for TOCOSOL Paclitaxel on schedule and advance product candidates along in development.

3.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Clinical trials	$1,013,063	$912,643
Accrued compensation	571,620	792,755
Accounts payable	63,122	815,203
Accrued legal & professional	212,120	423,732
Product manufacturing/scale-up	100,646	40,500
Other	298,922	191,876
	$2,259,493	$3,176,709

4.              Stockholders’ Equity

During the second quarter of 2005, the Company recorded $92,000 in proceeds from the issuance of 53,000 shares of common stock under employee benefit programs.

During the six month period ended June 30, 2005, the Company recorded $123,000 in proceeds from the issuance of 66,000 shares of common stock under employee benefit programs.

5.              Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(4,090,749)	$(3,761,412)	$(8,866,086)	$(7,339,792)
Unrealized gain (loss) on marketable securities	13,598	(39,616)	20,808	(36,208)
Comprehensive loss	$(4,077,151)	$(3,801,028)	$(8,845,278)	$(7,376,000)

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

At June 30, 2005 the Company had several stock-based employee compensation plans.  All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded on options issued to employees.

As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(4,090,749)	$(3,761,412)	$(8,866,086)	$(7,339,792)
Add: Stock-based employee compensation expense included in reported net loss	292	—	3,462	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(455,406)	(465,598)	(855,848)	(855,964)

Pro forma net loss	$(4,545,863)	$(4,227,010)	$(9,718,472)	$(8,195,756)

Earnings per share:
Basic and diluted-as reported	$(0.19)	$(0.19)	$(0.41)	$(0.39)
Basic and diluted-pro forma	$(0.21)	$(0.21)	$(0.45)	$(0.43)

The fair value of each stock option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of .8236 and 1.097 as of June 30, 2005 and 2004, respectively, and (6) a risk-free interest rate of 3.87% and 3.93% as of June 30, 2005 and 2004, respectively.

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

Business Overview

Sonus Pharmaceuticals is focused on the development of therapeutic drugs that may offer improved effectiveness, safety, tolerability and administration for the treatment of cancer and related conditions.  Our business strategy is as follows:

•            Develop proprietary formulations of therapeutic drugs utilizing our TOCOSOL® technology platform; and

•            Identify and acquire products/technologies that are complementary to our focus in oncology and related markets in order to broaden our business and market opportunities.

TOCOSOL Technology Platform

Our proprietary TOCOSOL technology platform has been designed to address the formulation challenges of hard-to-formulate therapeutic drugs for cancer.  Development of drug products with our TOCOSOL technology may result in products with equivalent or better efficacy, decreased incidences of side effects and dosing convenience.  The TOCOSOL technology uses vitamin E oil (-tocopherol) and tocopherol derivatives to solubilize and stabilize drugs, making them easier to formulate and deliver into the body.

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

In the ovarian cancer study, 51 enrolled patients were evaluable for anti-tumor effect.  Twenty of the 51 evaluable patients (39%) were reported as having objective responses, including three complete responses (under RECIST, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart) and 17 partial responses; 16 additional patients were reported to have stable disease (stable disease is defined as less than a 30% decrease and no more than a 20% increase in the sum of the longest tumor diameters per RECIST).  Using a 95% confidence interval, the investigator reported objective response rate of 39% could range from 26% to 54%.

In the non-small cell lung cancer study, 42 enrolled patients were evaluable for anti-tumor effect.  Nine of the 42 evaluable patients (21%) were reported as having objective responses, including three complete responses and six partial responses; 18 additional patients were reported to have stable disease.  Using a 95% confidence interval, the investigator reported objective response rate of 21% could range from 10% to 37%.

In the bladder cancer study, 27 patients enrolled were evaluable for anti-tumor effect.  Nine of the 27 evaluable patients (33%) were reported as having objective responses, including two complete responses and seven partial responses; 11 additional patients were reported to have stable disease.  Using a 95% confidence interval, the investigator reported objective response rate of 33% could range from 17% to 54%.

The investigator-reported response rates for these three clinical trials are summarized in the table below:

Cancer Type	No. Patients Evaluable	Stable Disease	Objective Responses (OR)
			Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	51	16	17	3	20	39%	(26% - 54%)
NSCL	42	18	6	3	9	21%	(10% - 37%)
Bladder	27	11	7	2	9	33%	(17% - 54%)

Following completion of treatment, follow-up monitoring of each consenting patient was continued  to assess survival duration.  Median survival in each of the three studies has been estimated based on reports received from investigators as of May 2005:

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	73.9	(49.1 - 116.4)
NSCL	34.7	(18.9 - 48.0)
Bladder	57.4	(27.1 - 94.9)

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in clinical studies.  The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy.  The incidence of Grade 3 or Grade 4 neutropenia across all the Phase 2a studies conducted (150 patients) was 37%.  No peripheral neuropathy was observed in 63% of patients, Grade 3 peripheral neuropathy was reported in only 10% of patients, and no patients experienced Grade 4 peripheral neuropathy.  We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered at the approved dose of 175 mg/m2 every three weeks.  Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients.  At the highest dose tested, 120 mg/m2 weekly, approximately 70% of planned doses were delivered on schedule at full dose, for a median weekly dose over time of 105 mg/m2.  At the 100 mg/m2 dose level, approximately 84% of doses were delivered on schedule at full dose, for a median weekly dose of 96 mg/m2.  Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 2,500 administered doses.  Only 15% of doses led to a reaction of any severity, and fewer than 1% of doses led to reactions that were of Grade 3 severity, i.e., requiring supportive treatment.  There were no Grade 4 infusion reactions.  Again, we believe these frequencies compare favorably with reported rates of infusion reactions upon administration of Taxol.  Investigators have reported that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications were not helpful.  Infusion reactions very rarely prevented delivery of intended doses.  Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer.  By October 2004, we had enrolled a total of 47 patients.  At the end of July 2005, the investigators reported an overall objective response rate of 53% (data reporting is incomplete and ongoing), with a 95% confidence interval of 38% to 68%.  The types and frequencies of adverse events to date are consistent with previous studies of TOCOSOL Paclitaxel.  Eleven patients remained on active treatment at the end of June 2005.  We expect to be able to estimate the median time to progression in the third quarter of this year and follow-up for survival will continue throughout the next two years.

The results of the Phase 2a and 2b clinical trials are preliminary at this time and have not been independently verified by masked radiologists and may or may not be indicative of the final results upon completion of the these studies or of the results of our planned Phase 3 study that is yet to be initiated.

The manufacturing process for TOCOSOL Paclitaxel has been successfully scaled to support commercialization.  In March 2005, Sonus met with the U.S. Food  and Drug Administration (“FDA”) to discuss the Chemistry, and Manufacturing Controls (“CMC”) data for the drug product.  The FDA did not identify any issues with the manufacture and control of the drug product that would preclude Sonus from using TOCOSOL Paclitaxel in the Phase 3 program.  Additionally, the FDA verbally agreed that the CMC data currently available and/or planned to be available would be adequate for submission of the TOCOSOL Paclitaxel New Drug Application (“NDA”).  We have not received written confirmation of this from the FDA and formal approval cannot be assured until the filing of the NDA and acceptance by the FDA.

Our objective is to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel.  We have outlined a regulatory strategy for TOCOSOL Paclitaxel that includes three potential development paths.  Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label, while in parallel pursuing opportunities to expand the label indications to further differentiate the product.  Our strategy for product approval includes the following:

•                    505(b)(2).  We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy.  The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known.  As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel delivered into circulation over time by TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol).  We completed patient enrollment in March 2004 and final data were available for analysis in September 2004.  The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol.  How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing.  In September 2004, Sonus Pharmaceuticals requested and was subsequently granted a meeting with the FDA to discuss its plans for Phase 3 testing of TOCOSOL Paclitaxel. Sonus met with the FDA in December 2004, and based on preclinical and clinical data generated to date, the FDA indicated that it is appropriate for Sonus to pursue a single Phase 3 clinical trial that would lead to submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism.  The FDA recommended that Sonus finalize the design and plan for the Phase 3 trial under a Special Protocol Assessment (“SPA”).   The SPA process began early in 2005, and was completed in June 2005.  Written communication from FDA indicated that the FDA and Sonus have agreement on the protocol for the Phase 3 pivotal study and on the formal written plans for how the study will be conducted.  The approved study is designed to compare the safety and efficacy of TOCOSOL Paclitaxel administered weekly as compared to Taxol administered weekly.

Based on agreement from the FDA on the use of a single Phase 3 trial in our TOCOSOL Paclitaxel NDA, we believe that the NDA based on a primary endpoint of objective response rate could be submitted within twelve months after the completion of patient enrollment into the Phase 3 study, which we believe will take approximately 6-12 months.  With that timeline, we now believe that submission of our NDA is likely to occur in 2007.  We also asked the FDA to address the proposed basis for approval of the NDA, and the FDA has indicated to Sonus that approval under 505(b)(2) will require either (i) demonstration of superiority of TOCOSOL Paclitaxel as compared to Taxol, if the Taxol dosing regimen used differs from the approved label at the time of the NDA filing; (ii) a change of the approved label for Taxol and/or generic equivalents to include a weekly dosing schedule by the time of the NDA filing; or (iii) submission of reviewable data from a Phase 3 trial using Taxol on a weekly dosing schedule, as compared to Taxol using the currently approved three-weekly dosing schedule.  We have not yet received final confirmation from the FDA of these matters.  We are currently reviewing these alternatives in ongoing discussions with the FDA and as yet are unable to determine the effect on the timing and cost of our Phase 3 clinical trials and NDA submission.  However, we do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected.  The proposed clinical trial protocol and Statistical Analysis Plan approved under the SPA provide for a nested superiority analysis of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate non-inferiority; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel is non-inferior or superior to Taxol.  Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with FDA, that they are pursuing this change.  Large Phase 3 clinical trials by third parties have been conducted utilizing Taxol on a weekly versus a three-weekly basis.  However, there can be no assurance that Sonus will have right of reference to the data from such trials.  If Sonus is required to conduct an additional Phase 3 trial of Taxol weekly versus three-weekly, substantial additional costs and time would be required for the NDA submission for TOCOSOL Paclitaxel.

•                  New indication for taxanes.  Under this component of our regulatory strategy, we will pursue approval for the use of TOCOSOL Paclitaxel as a treatment for inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is an unmet medical need for an effective, less toxic therapy.  In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication.  We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003 using weekly dosing of TOCOSOL Paclitaxel.  Enrollment in this trial has been challenging due to the limited population of patients in this indication and the inconsistent standard of treatment for it.  We are opening additional study sites in Europe to augment enrollment in this trial.  In December 2004, the FDA also granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

•                  Life cycle management.  With this component of our regulatory strategy, we intend to conduct trials in other types of cancer, for which paclitaxel given once every three weeks is already approved, to support labeling of TOCOSOL Paclitaxel for weekly treatment of those diseases or to use higher doses of TOCOSOL Paclitaxel given every three weeks.  The data from such clinical trials could support supplements to the NDA following a 505(b)(2) NDA, if approved.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy.  At this time it is our intent to pursue a single pivotal Phase 3 trial in metastatic breast cancer, an indication where Paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. We expect to submit the NDA with data on the primary endpoint, potentially followed by supplemental applications when data are mature for the secondary endpoints.  The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients.  We estimate that the total cost to complete the proposed Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism will be approximately $40 million over a period of about three years or longer.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment.  This trial will constitute the bulk of the Company’s clinical trial spending, and at least half the cost of the Phase 3 trial is anticipated to occur in the first 12 months after the start of the study.  However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study.  Additional funding will be required to prepare and submit a NDA for TOCOSOL Paclitaxel.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support an approved product.  The completion of any and all of the anticipated clinical trials is dependent upon our receipt of additional financing, either through debt or equity offerings of our securities or through a corporate or strategic partnership.

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

Research and Development Pipeline

We continue to invest in the research and development of new product candidates, including those that we believe could extend the application of our TOCOSOL technology platform.  We are currently evaluating early stage therapeutic drug formulations utilizing the TOCOSOL technology, including potential product candidates based on the camptothecin molecule.  The camptothecin molecule family is poorly soluble and difficult to formulate for administration to humans.  There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule.  Irinotecan, which is marketed under the name Camptosar®, is indicated for treatment of colorectal cancer.  Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers.  Our research and development efforts on these camptothecin product candidates are preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress to clinical trials.  Advancing one or more of these development candidates into human clinical trials is dependent on several factors including technological feasibility and commercial opportunity as well as the availability of financial resources.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of June 30, 2005, we hold seven United States patents and two patents issued in other countries, one in Canada and one in Taiwan, pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Results of Operations

As of June 30, 2005, our accumulated deficit was approximately $76.0 million.  We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings.  Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements.  Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

We had no revenue for the three and six month periods ended June 30, 2005 and 2004, respectively.

Our research and development (R&D) expenses were $2.9 million for the three months ended June 30, 2005 compared with $2.7 million for the same period in 2004.  Our R&D expenses were $6.0 million for the six months ended June 30, 2005 compared with $5.2 million for the same period in 2004.  The increase for the six month period ended June 30, 2005 was primarily attributable to increased cost for personnel as we continue the development of TOCOSOL Paclitaxel in addition to development costs associated with product candidates in our pipeline.  If we are successful in raising additional capital, either through a financing or pursuant to a corporate partnership, we expect R&D expenses to increase substantially upon commencement of our Phase 3 clinical trial for TOCOSOL Paclitaxel.  If, however, we are unable to raise additional capital in 2005, we intend to scale back our R&D expenses commensurate with our resources.

Our general and administrative (G&A) expenses were $1.3 million for the three months ended June 30, 2005 compared with $1.2 million for the same period in 2004.  Our G&A expenses were $3.0 million for the six months ended June 30, 2005 compared with $2.2 million for the same period in 2004.  The increase for the six month period ended June 30, 2005 was primarily attributable to increased legal, business development and personnel costs in 2005.  G&A expenses for the remainder of 2005 will be dependent on a variety of factors including fundraising, business development, and other administrative activities and could increase or decrease accordingly with the level of those activities and our ability to raise capital.

Our total operating expenses in 2005 are expected to increase from those experienced in the second quarter 2005 as we move into Phase 3 clinical development of TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 75%-80% of the anticipated spending in 2005, assuming we are successful in raising additional financing.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.  Additionally, we will be required to substantially reduce our anticipated R&D expenses if additional financing is not available in 2005.

Our other income, net was $74,000 for the three months ended June 30, 2005 compared with $55,000 for the same period in 2004.  Our other income, net was $165,000 for the six months ended June 30, 2005 compared with $91,000 for the same period in 2004.  The 2005 increases were due primarily to higher interest rates in 2005.

We had no income tax expense in the three months ended, June 30, 2005 or the same period in 2004 as we have incurred significant losses and has significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties.  At June 30, 2005, we had cash, cash equivalents and marketable securities totaling $11.4 million compared to $20.6 million at December 31, 2004.  The decrease was primarily due to the net loss for six months ended June 30, 2005 of $8.9 million.

Net cash used in operating activities for the six months ended June 30, 2005, and 2004, was $9.2 million and $6.7 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  G&A expenses for the remainder of 2005 will be dependent on a variety of factors including fundraising, business development, and other administrative activities and could increase or decrease accordingly with the level of those activities.  Our R&D expenses are also dependent upon the scope of our clinical trial activities.  We recognized no revenues in either of the periods presented and paid no corporate income taxes.

Net cash provided by (used in) investing activities for the six months ended June 30, 2005, and 2004 was $11.6 million and ($7.6 million), respectively.  The cash provided by investing activities in 2005 was primarily related to maturities and sales of marketable securities occurring in the normal course of business.  The cash used in investing activities in 2004 was primarily related to purchases of short-term investments and purchases of property and equipment, offset in part by maturities and sales of marketable securities occurring in the normal course of business.  Activity related to short-term marketable securities relates primarily to the investment of money raised in equity financings and the related maturities and sales of those investments recorded accordingly to provide working capital to us on an as needed basis.

Net cash provided by financing activities for the six months ended June 30, 2005, and 2004 was $57,000 and $15.9 million, respectively.  The net cash provided by financing activities in 2005 primarily related to the issuance of common stock under employee benefit plans, offset in part by payments on lease obligations.  The net cash provided by financing activities in 2004 primarily related to proceeds from an equity financing.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  Based on our scaled-back 2005 operating plan, which includes certain cost reductions, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least the end of first quarter 2006.  We intend to raise at least $10.0 million in additional cash through debt or equity financing or pursuant to a corporate partnership in 2005, to permit us to proceed with certain of our product development efforts, which are currently not included in the 2005 operating plan.  We are also seeking the additional financing or a corporate partnership to allow us to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  As of June 30, 2005, we had not closed on additional funding.  We had originally targeted contingency spending cuts for the beginning of the third quarter.  However, due to the continued ability to manage second half 2005 program spending as well as prudent cash management during the first half of 2005, we have been able to defer the contingency spending cuts such that key programs could continue until the end of the third quarter.  If we are unable to raise additional funds through either a corporate partnership and/or an equity financing by the end of the third quarter, we will need to implement our contingency spending plan, such that we would have sufficient cash to fund our operations through at least the end of the first quarter of 2006.  Under this assumption, the required operations scale back would be significant, and would involve reductions in programs, operations and personnel which would materially impact our ability to initiate the Phase 3 clinical trial for TOCOSOL Paclitaxel and advance product candidates along in development.  Our current balance of cash and marketable securities should enable us to proceed with the development and testing of TOCOSOL Paclitaxel up to the point of patient enrollment in the Phase 3 clinical trial.  Enrollment of patients in the Phase 3 trial cannot occur until we have additional funding either through a corporate partner or other type of financing.  In addition to funding planned in 2005, we will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates.  We estimate that the total cost to complete the Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism will be approximately $40 million over a period of about three years or longer.  However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control.  There can be no assurance that such amount will be sufficient to submit a NDA for TOCOSOL Paclitaxel.  We will need additional capital over such period of time to support our continuing operations exclusive of the Phase 3 clinical trial.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within twelve months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments, if any, under corporate partner agreements and/or debt or equity financings;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  drug discovery and research and development;

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements.  We have remaining contractual obligations through 2007 under our operating leases of $1.5 million and $61,000 under our leasehold financing agreements.  The following table summarizes our contractual obligations, including interest as of June 30, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$60,786	$30,393	$30,393	$—	$—
Operating lease obligations	1,491,833	695,052	796,781	—	—
Total	$1,552,619	$725,445	$827,174	$—	$—

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

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  Based on our scaled-back 2005 operating plan, which includes certain cost reductions, we estimate that existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least the end of first quarter 2006.  We intend to raise at least $10.0 million in additional cash through debt or equity financing or pursuant to a corporate partnership in 2005, to permit us to proceed with certain of our product development efforts, which are currently not included in the 2005 operating plan.  We are also seeking the additional funding or a corporate partnership to allow us to proceed with the enrollment of patients in the Phase 3 clinical trial of TOCOSOL Paclitaxel.  As of June 30, 2005, we had not closed on additional funding.  We had originally targeted contingency spending cuts for the beginning of the third quarter.  However, due to the continued ability to manage second half 2005 program spending as well as prudent cash management during the first half of 2005, we have been able to defer the contingency spending cuts such that key programs could continue until the end of the third quarter.  If we are unable to raise additional funds through either a corporate partnership and/or an equity financing by the end of the third quarter, we will need to implement our contingency spending plan, such that we would have sufficient cash to fund our operations through at least the end of the first quarter of 2006.  Under this assumption, the required operations scale back would be significant, and would involve reductions in programs, operations and personnel which would materially impact our ability to initiate the Phase 3 clinical trial for TOCOSOL Paclitaxel and advance product candidates along in development.  Our current balance of cash and marketable securities should enable us to proceed with the development and testing of TOCOSOL Paclitaxel up to the point of patient enrollment in the Phase 3 clinical trial.  Enrollment of patients in the Phase 3 trial cannot occur until we have additional funding either through a corporate partner or other type of financing.  In addition to funding planned in 2005, we will need additional capital to complete the development of TOCOSOL Paclitaxel and other product candidates.  We estimate that the total cost to complete the Phase 3 clinical trial for TOCOSOL Paclitaxel and submission of a TOCOSOL Paclitaxel NDA under a 505(b)(2) regulatory mechanism over a period of three years will be approximately $40 million.  However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control.  There can be no assurance that such amount will be sufficient to submit a NDA for TOCOSOL Paclitaxel.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within twelve months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

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

Our product candidates are subject to significant uncertainty because they are in both early to late stages of development and are subject to regulatory approval.  The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse effect on our business, financial condition and results of operations.  In June 2005, the FDA completed its review of the contents of the SPA for TOCOSOL Paclitaxel.  Written communication from FDA indicated that the FDA and Sonus have agreement on the protocol for the Phase 3 pivotal study and on the formal written plans for how the study will be conducted.  We also asked the FDA to address the proposed basis for approval of the NDA, and the FDA has indicated to Sonus that approval under 505(b)(2) will require either (i) demonstration of superiority of TOCOSOL Paclitaxel as compared to Taxol, if the Taxol dosing regimen used differs from the approved label at the time of the NDA filing; (ii) a change of the approved label for Taxol and/or generic equivalents to include a weekly dosing schedule by the time of the NDA filing; or (iii) submission of reviewable data from a Phase 3 trial using Taxol on a weekly dosing schedule, as compared to Taxol using the currently approved three-weekly dosing schedule.  We have not yet received final confirmation from the FDA of these matters.  We are currently reviewing these alternatives in ongoing discussions with the FDA and as yet are unable to determine the effect on the timing and cost of our Phase 3 clinical trials and NDA submission.  However, we do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected.  The proposed clinical trial protocol and Statistical Analysis Plan approved under the SPA provide for a nested superiority analysis of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate non-inferiority; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel is non-inferior or superior to Taxol.  Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with FDA, that they are pursuing this change.  Large Phase 3 clinical trials by third parties have been conducted utilizing Taxol on a weekly versus a three-weekly basis.  However, there can be no assurance that Sonus will have right of reference to the data from such trials.  If Sonus is required to conduct an additional Phase 3 trial of Taxol weekly versus three-weekly, substantial additional costs and time would be required for the NDA submission for TOCOSOL Paclitaxel.  In addition, there is pending litigation attacking the utilization of the 505(b)(2) regulatory strategy generally.  There can be no assurance that such litigation will not be successful. A 505(b)(2) application permits us to rely upon the FDA’s findings of safety and efficacy for a previously approved drug product without requiring us to obtain a right of reference from the original applicant.  In addition to permitting reliance upon the FDA’s prior findings of safety and effectiveness for previously approved drugs, section 505(b)(2) continues to allow reliance on third party data that is available in published literature and which establishes the safety and effectiveness of a drug.  However, we are required to provide any additional clinical data necessary to demonstrate the safety and effectiveness of differences between the original drug and the 505(b)(2) drug, so while unnecessary duplication of preclinical and certain human studies is avoided, specific studies may be required to establish the relevance and applicability of prior findings for our particular product formulation.  We cannot predict if or when any of our products under development will be commercialized.

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

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses.  As of June 30, 2005, our accumulated deficit totaled $76.0 million.  We anticipate that our operating losses will continue as we further invest in research and development for our products.  We will not generate any product revenue unless and until we receive regulatory approval, which is not likely to occur in the near future.  Even if we generate significant product revenue, there can be no assurance that we will be able to achieve or sustain profitability.  Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•                  our ability to obtain, and timing of payments, if any, under corporate partner agreements or other financing;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  drug discovery and research and development;

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

Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.”  For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million.  As of June 30, 2005, we had stockholders’ equity of approximately $10.4 million. Based upon our current operating plan, in the absence of any additional capital generated through a corporate partnership or equity financing, we anticipate that our stockholders’ equity will be below $10.0 million at September 30, 2005.  In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market.  If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules.  These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities.  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock.  Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.  As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of June 30, 2005, we hold seven United States patents and two patents issued in other countries, one in Canada and one in Taiwan, pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.  The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions.  There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products.  Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us.  Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings.  Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2005, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 23, 2005.  At the Annual Meeting, there were two matters submitted to a vote of security holders.  Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement.

Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal was as follows:

1.               Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Abstain
Michelle Burris	17,145,738	122,234
George W. Dunbar, Jr.	16,652,490	615,482
Robert E. Ivy	17,146,738	121,234
Michael A. Martino	17,146,738	121,234
Dwight Winstead	16,652,490	615,482

2.               Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005:

For: 17,246,673	Against: 15,474	Abstain: 5,825

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

SONUS PHARMACEUTICALS, INC.

Date:	August 9, 2005	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)