Form 10-Q
period 2005-09-30
SONUS PHARMACEUTICALS INC
filed 2005-11-09
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, $.001 par value	30,210,631

Sonus Pharmaceuticals, Inc.

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,547,728	$416,847
Marketable securities	895,363	20,163,641
Other current assets	141,558	458,826

Total current assets	23,584,649	21,039,314

Equipment, furniture and leasehold improvements, net	1,108,245	1,479,785
Other assets	51,500	51,500

Total assets	$24,744,394	$22,570,599

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,493,295	$3,176,709
Current portion of lease obligations	26,736	78,445

Total current liabilities	5,520,031	3,255,154

Lease obligations, less current portion	21,873	42,172
Deferred rent	148,068	196,092

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value;
5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value;
75,000,000 shares authorized; 26,301,142 and 21,352,795 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	103,916,738	86,202,180
Accumulated deficit	(84,864,109)	(67,090,356)
Accumulated other comprehensive loss	1,793	(34,643)
Total stockholders’ equity	19,054,422	19,077,181

Total liabilities and stockholders’ equity	$24,744,394	$22,570,599

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	7,978,606	2,401,403	13,970,920	7,629,657
General and administrative	1,063,596	1,290,853	4,102,232	3,493,657

Total operating expenses	9,042,202	3,692,256	18,073,152	11,123,314

Operating loss	(9,042,202)	(3,692,256)	(18,073,152)	(11,123,314)

Other income (expense):
Other income	—	—	4,160	—
Interest income	135,856	84,904	300,901	192,080
Interest expense	(1,320)	(5,145)	(5,662)	(21,054)

Total other income, net	134,536	79,759	299,399	171,026

Loss before income taxes	(8,907,666)	(3,612,497)	(17,773,753)	(10,952,288)

Income taxes	—	—	—	—

Net loss	$(8,907,666)	$(3,612,497)	$(17,773,753)	$(10,952,288)

Basic and diluted net loss per share	$(0.37)	$(0.17)	$(0.80)	$(0.55)

Shares used in computation of basic and diluted net loss per share	23,831,912	21,312,949	22,187,457	19,776,375

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(17,773,753)	$(10,952,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	459,194	401,788
Noncash stock-based compensation	3,462	—
Accretion of net discount on marketable securities	(76,556)	(43,990)
Gain on sale of capital equipment	(4,160)	—
Changes in operating assets and liabilities:
Other current assets	317,268	(114,332)
Accounts payable and accrued expenses	2,316,586	398,008
Other liabilities	(48,024)	(31,524)
Net cash used in operating activities	(14,805,983)	(10,342,338)

Investing activities:
Purchases of capital equipment and leasehold improvements	(87,654)	(319,127)
Proceeds from sale of capital equipment	4,160	—
Purchases of marketable securities	—	(28,214,155)
Proceeds from sales of marketable securities	7,421,319	8,198,719
Proceeds from maturities of marketable securities	11,959,951	14,700,000
Net cash provided by (used in) investing activities	19,297,776	(5,634,563)

Financing activities:
Proceeds from issuance of common stock under equity financings, net	16,645,583	14,440,667
Proceeds from exercise of common stock warrants	920,250	1,409,884
Proceeds from issuance of common stock under employee benefit plans	145,263	241,410
Payments on lease obligations	(72,008)	(112,162)
Net cash provided by financing activities	17,639,088	15,979,799

Increase in cash and cash equivalents for the period	22,130,881	2,898
Cash and cash equivalents at beginning of period	416,847	1,709,017

Total cash and cash equivalents	$22,547,728	$1,711,915

Supplemental cash flow information:
Interest paid	$5,662	$21,054

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

2.              Liquidity

The Company has historically experienced recurring losses from operations which have generated an accumulated deficit of $84.9 million through September 30, 2005.  For the nine month period ended September 30, 2005, the Company used $14.8 million of cash to fund operations.  At September 30, 2005, the Company had cash and cash equivalents and marketable securities of $23.4 million, and working capital of $18.1 million.

In August 2005, the Company raised approximately $16.6 million in net proceeds from a private equity financing agreement.  Subsequent to the end of the third quarter, in October 2005, the Company executed a Collaboration and License Agreement with Schering AG (“Schering”).  The agreement with Schering provides for (i) an upfront license fee of $20 million, (ii) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (iii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iv) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a development program consisting of the ongoing initial pivotal trial in metastatic breast cancer, trials to support the launch of TOCOSOL Paclitaxel and planned trials for additional indications, and have agreed to share equally in the costs of this development program. The Company has retained co-promotion rights in the U.S. and also granted Schering the right of first negotiation on the Camptothecin product currently in pre-clinical development at the Company.  The effective date of the Collaboration and License Agreement and the payment of fees thereunder with Schering is subject to Hart-Scott-Rodino regulatory clearance.  In connection with the Collaboration and License Agreement, the Company entered into a Securities Purchase Agreement with Schering and Schering Berlin Venture Corporation (“SBVC”), whereby the Company issued and sold to SBVC 3,900,000 shares of common stock and a warrant to purchase 975,000 shares of common stock for aggregate consideration of $15.8 million.  See Note 7.

The Company expects that its cash requirements will continue to increase in future periods due to the projected development costs associated with TOCOSOL Paclitaxel and other product candidates.  However, the Company believes it has sufficient cash to fund operations through at least the end of 2006.

3.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
Accounts payable	$1,596,049	$815,203
Accrued expenses:
Clinical trials	2,186,333	912,643
Compensation	730,362	792,755
Legal & professional	116,315	423,732
Product manufacturing/scale-up	602,856	40,500
Other	261,380	191,876
	$5,493,295	$3,176,709

4.              Stockholders’ Equity

In August 2005, the Company sold 4.7 million shares of common stock and warrants to purchase up to 2.3 million shares of common stock in a private placement transaction for gross proceeds of $17.8 million (approximately $16.6 million net of transaction costs).  The common stock was sold at a price of $3.77 per share.  The five-year warrants were sold at a price of $0.125 per share underlying each warrant, have an exercise price of $4.15 per share and expire in August 2010.  This transaction constituted the only equity financing the Company has undertaken during the nine month period ended September 30, 2005.

During the third quarter of 2005, the Company recorded $920,000 in proceeds from the issuance of 225,000 shares of common stock from the exercise of common stock warrants.  This was the only warrant exercise activity during the nine month period ended September 30, 2005.  The Company also recorded $22,000 in proceeds from the issuance of 6,000 shares of common stock under employee benefit programs.  During the nine month period ended September 30, 2005, the Company recorded $145,000 in proceeds from the issuance of 71,000 shares of common stock under employee benefit programs.

In October 2005, the Company issued 3,900,000 shares of common stock and warrants to purchase 975,000 shares of common stock to SBVC for aggregate consideration of $15.8 million in connection with the Collaboration and License Agreement with Schering.  See Note 7.

5.              Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(8,907,666)	$(3,612,497)	$(17,773,753)	$(10,952,288)
Unrealized gain (loss) on marketable securities	15,628	11,712	36,436	(24,496)
Comprehensive loss	$(8,892,038)	$(3,600,785)	$(17,737,317)	$(10,976,784)

6.              Accounting for Stock Options

Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the proforma impact of expensing stock options.  The Company has elected to follow the disclosure-only provisions of SFAS No. 123 and continue to apply APB 25 and related interpretations in accounting for its stock option plans.  Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any).

At September 30, 2005, the Company has several stock-based employee compensation plans.  All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded on options issued to employees.

As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(8,907,666)	$(3,612,497)	$(17,773,750)	$(10,952,288)
Add: Stock-based employee compensation expense included in reported net loss	—	—	3,462	—
Deduct: Stock-based employee compensation expense determined under the fair value based method	(385,498)	(342,277)	(1,242,618)	(1,205,565)

Pro forma net loss	$(9,293,164)	$(3,954,774)	$(19,012,906)	$(12,157,853)

Earnings per share:
Basic and diluted-as reported	$(0.37)	$(0.17)	$(0.80)	$(0.55)
Basic and diluted-pro forma	$(0.39)	$(0.19)	$(0.86)	$(0.61)

The fair value of each stock option used in the calculations under SFAS 123 is estimated using the Black-Scholes option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of .8133 and 1.086 as of September 30, 2005 and 2004, respectively, and (6) a risk-free interest rate of 4.04% and 3.51% as of September 30, 2005 and 2004, respectively.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, although it is expected to generate significant additional expense for the Company.  As the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.

7.              Subsequent Event

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, the Company granted Schering an exclusive, worldwide license to its TOCOSOL Paclitaxel anti-cancer product (the “Product”). With respect to the Product, Schering will pay Sonus (i) an upfront license fee of $20 million, (ii) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (iii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iv) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a development program consisting of the ongoing initial pivotal trial in metastatic breast cancer, trials to support launch of the Product and planned trials for additional indications, and have agreed to share equally in the costs of this development program. The Company has retained co-promotion rights in the U.S. and also granted Schering the right of first negotiation on the Camptothecin molecule it is currently developing.  The Collaboration and License Agreement is subject to Hart-Scott-Rodino regulatory clearance.

In connection with the Collaboration and License Agreement, the Company entered into a Securities Purchase Agreement with Schering and Schering Berlin Venture Corporation, a Delaware corporation (“SBVC” and collectively with Schering, the “Investors”), pursuant to which the Company sold an aggregate of 3,900,000 shares of common stock (the “Common Shares”) and a warrant to purchase an aggregate of up to 975,000 shares of common stock (the “Warrant Shares” and collectively with the Common Shares, the “Shares”), resulting in aggregate consideration of approximately $15.8 million.  The Common Shares were sold at $4.02 per share, which is equal to the per share closing price of the Company’s common stock as reported on Nasdaq on October 14, 2005, the trading day immediately preceding the date of the Securities Purchase Agreement.  The corresponding warrant was sold at a purchase price of $.125 multiplied by the number of Warrant Shares.  The warrant has a five-year term and entitles its holder to purchase the Warrant Shares at an exercise price of $4.42 per share, which is equal to 110% of the purchase price per share of the common stock paid by the Investors under the Securities Purchase Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  Examples of these forward-looking statements include, but are not limited to:

•                  our anticipated future capital requirements and the terms of any capital financing agreements;

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•                  future capital requirements and uncertainty of payments under corporate partnerships or additional funding through either debt or equity financings;

•                  uncertainty of governmental regulatory requirements and lengthy approval process;

•                  dependence on the development and commercialization of products;

•                  future prospects heavily dependent on results of the Phase 3 trial for TOCOSOL Paclitaxel and subsequent commercialization should the product be approved by the FDA;

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

•                  continued listing on the Nasdaq National Market;

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

Business Overview

Sonus Pharmaceuticals is focused on the development of therapeutic drugs that may offer improved effectiveness, safety, tolerability and administration for the treatment of cancer and related conditions.  Our business strategy is as follows:

•                  Develop proprietary formulations of therapeutic drugs utilizing our TOCOSOL® technology platform; and

•                  Identify and acquire products/technologies that are complementary to our focus in oncology and related fields in order to broaden our business and market opportunities.

TOCOSOL Technology Platform

Our proprietary TOCOSOL technology platform has been designed to address the challenges of hard-to-formulate cancer drugs.  Development of drugs with our TOCOSOL technology may result in products with equivalent or better efficacy, decreased incidences of side effects and improved dosing convenience.  The TOCOSOL technology uses vitamin E oil (a-tocopherol) and tocopherol derivatives to solubilize and stabilize drugs, making them easier to formulate and deliver into the body.

TOCOSOL Paclitaxel

Our lead oncology candidate, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs.  Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma.  Our product, TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion formulation.  We believe that data from our clinical trials conducted to date suggest that TOCOSOL Paclitaxel compares favorably with approved taxane products and other new paclitaxel formulations under development (safety and efficacy remain to be proven in Phase 3 testing); offers the convenience of a ready-to-use formulation that does not require time consuming preparation prior to administration; can be administered to patients by a short 15-minute infusion, compared to the one- to three-hour infusion that is typically required with Taxotere® and Taxol or generic versions of paclitaxel; does not require any special intravenous, or IV tubing, filters or other apparatus; and does not require reconstitution or dilution, which results in administration of small volumes of 15 to 35 milliliters compared to several hundred milliliters for Taxol.

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

We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to evaluate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product.  These were single agent, open label studies that enrolled patients who had progressive disease despite prior treatment with one standard chemotherapy regimen, but who had not previously received taxane chemotherapy.  Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration.  The best tolerated dose was initially estimated to be 120 mg/m² per week in the ovarian and lung cancer trials, and 100 mg/m² per week in the bladder cancer trial, based on observations among a small number of patients treated for a few weeks.  However, subsequent retrospective review of actual doses administered across all patients in all studies over extended treatment periods has suggested that patients assigned to receive weekly doses of 100 mg/m² or 120 mg/m² actually received similar cumulative doses over time, based on long-term tolerability.

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

The investigator-reported response rates for these three clinical trials are summarized in the table below:

	No.		Objective Responses (OR)
Cancer Type	Patients Evaluable	Stable Disease	Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	51	16	17	3	20	39%	(26% - 54%)
NSCL	42	18	6	3	9	21%	(10% - 37%)
Bladder	27	11	7	2	9	33%	(17% - 54%)

Following completion of treatment, follow-up monitoring of each consenting patient was continued to assess survival duration.  Median survival in each of the three studies has been estimated based on reports received from investigators as of May 2005:

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	73.9	(49.1 - 116.4)
NSCL	34.7	(18.9 - 48.0)
Bladder	57.4	(27.1 - 94.9)

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer.  By October 2004, we had enrolled a total of 47 patients.  At the end of September 2005, the investigators reported an overall objective response rate of 53%, with a 95% confidence interval of 38% to 68%.  Review of all radiographic images by an independent radiologist who had no information about patients’ treatment or non-radiographic assessments reported a confirmed objective response rate of 49%, with a 95% confidence interval of 34% to 64%.  Nine patients remained on active treatment at the end of September 2005.  We expect to be able to estimate the median time to disease progression this year and follow-up for survival will continue throughout the next two years.

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in clinical studies.  The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy.  The incidence of Grade 3 or Grade 4 neutropenia across the Phase 2 studies (197 patients) was 42%.  Among 197 patients treated in the Phase 2 clinical trials, the incidence of at least one episode of Grade 4 neutropenia (absolute neutrophil count <500 cells/mm3) during treatment was 18%.  However, only 2% of patients had febrile neutropenia, and there were no septic deaths.  No peripheral neuropathy was observed in 53% of patients, Grade 3 peripheral neuropathy was reported in only 12% of patients, and no patients experienced Grade 4 peripheral neuropathy.  We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered at the approved dose of 175 mg/m2 every three weeks.  Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients.  Paclitaxel-mediated infusion reactions, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 2,500 administered doses.  Investigators have reported that infusion reactions with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications were not helpful.  Infusion reactions very rarely prevented delivery of intended doses.  Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

The results of the Phase 2a and 2b clinical trials are preliminary at this time and have not been independently verified by masked radiologists and may or may not be indicative of the final results upon completion of the these studies or of the results of our planned Phase 3 study that was initiated in September 2005.

The manufacturing process for TOCOSOL Paclitaxel has been successfully scaled to support commercialization.  In March 2005, Sonus met with the U.S. Food and Drug Administration (“FDA”) to discuss the Chemistry, Manufacturing and Controls (“CMC”) data for the drug product.  The FDA did not identify any issues with the manufacture and control of the drug product that would preclude Sonus from using TOCOSOL Paclitaxel in the Phase 3 trial.

Our objective is to work with our collaborative partner (Schering) to advance the final clinical development, gain marketing approval and then maximize the commercial opportunity of TOCOSOL Paclitaxel.  We have outlined a regulatory strategy for TOCOSOL Paclitaxel that includes three potential development paths.  Our goal with the regulatory strategy is to gain the fastest possible market entry with a competitive label, while in parallel pursuing opportunities to expand the label indications to further differentiate the product.  Our strategy for product approval includes the following:

•                  505(b)(2).  We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy.  The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known.  As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel delivered into circulation over time by TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol).  We completed patient enrollment in March 2004 and final data were available for analysis in September 2004.  The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol.  How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing.  Sonus met with the FDA in December 2004, and based on preclinical and clinical data generated to date, the FDA indicated that it was appropriate for Sonus to pursue a single Phase 3 clinical trial that would lead to submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism.  The FDA and Sonus agreed to finalize the study design and plan for conducting and analyzing the results of the Phase 3 trial under a Special Protocol Assessment (“SPA”).  The SPA process began early in 2005, and was completed in June 2005.  The approved study is designed to compare the safety and efficacy of TOCOSOL Paclitaxel administered weekly as compared to Taxol administered weekly.

Based on agreement from the FDA on the use of a single Phase 3 trial in our TOCOSOL Paclitaxel NDA, we believe that the NDA, based on a primary endpoint of objective response rate, could be submitted within 12 months after the completion of patient enrollment into the Phase 3 study, which we believe will take approximately 6-12 months.  We believe that submission of our NDA is likely to occur in 2007.  The FDA has indicated to Sonus that approval under 505(b)(2) will require either (i) demonstration of superiority of TOCOSOL Paclitaxel as compared to Taxol, if the Taxol dosing regimen used differs from the approved label at the time of the NDA filing by the FDA; (ii) a change of the approved label for Taxol and/or generic equivalents to include a weekly dosing schedule by the time of the NDA filing by the FDA; or (iii) submission of reviewable data from a Phase 3 trial using Taxol on a weekly dosing schedule, as compared to Taxol using the currently approved three-weekly dosing schedule.  We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be materially adversely affected by these requirements.  The clinical trial protocol and Statistical Analysis Plan approved under the SPA provide for a nested superiority analysis of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate non-inferiority; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel is non-inferior or superior to Taxol.  Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with the FDA, that they are pursuing this change.  Large Phase 3 clinical trials by third parties have been conducted utilizing Taxol on a weekly versus a three-weekly basis.  However, there can be no assurance that Sonus will have right of reference to the data from such trials.  If Sonus is required to conduct an additional Phase 3 trial of Taxol weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

•                  New indication for taxanes.  Under this component of our regulatory strategy, we will pursue approval for the use of TOCOSOL Paclitaxel as a treatment for inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers), an indication for which there is an unmet medical need for an effective, less toxic therapy.  In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication.  We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003 using weekly dosing of TOCOSOL Paclitaxel.  Enrollment in this trial has been challenging due to the limited population of patients in this indication and the inconsistent standard of treatment for it.  Additional study sites in Europe have recently been opened to augment enrollment in this trial.  In December 2004, the FDA also granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

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

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy.  We are pursuing a single pivotal Phase 3 trial in metastatic breast cancer, an indication where Paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. We expect to submit the NDA with data on the primary endpoint, potentially followed by supplemental applications when data are mature for the secondary endpoints.  The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients.  Under our Collaboration and License Agreement dated October 17, 2005 with Schering, they have agreed to fund 50% of these costs.  In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies for TOCOSOL Paclitaxel.  Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering.  The exact cost and timing of these studies is yet to be finalized.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment.  This trial will constitute the bulk of the Company’s clinical trial spending in the near term, and at least half the cost of the Phase 3 trial is anticipated to occur in the first 12 months after the start of the study.  However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support an approved product.

Research and Development Pipeline

We continue to invest in the research and development of new product candidates, including those that we believe could extend the application of our TOCOSOL technology platform.  We are currently evaluating early stage therapeutic drug formulations utilizing the TOCOSOL technology, including potential product candidates based on the camptothecin class of molecules.  The camptothecin molecule family is poorly soluble and difficult to formulate.  There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the camptothecin molecule.  Irinotecan, which is marketed under the name Camptosar® is indicated for treatment of colorectal cancer.  Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers.  Our research and development efforts on these camptothecin product candidates are preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress to clinical trials.  Advancing one or more of these development candidates into human clinical trials is dependent on several factors including technological feasibility and commercial opportunity as well as the availability of financial resources.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of September 30, 2005, we hold seven United States patents and three patents issued in other countries, one in Canada, one in Taiwan and one in India, pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Results of Operations

As of September 30, 2005, our accumulated deficit was approximately $84.9 million.  We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings.  Historically, substantially all of our revenue has resulted from corporate partnerships and licensing arrangements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

We had no revenue for the three and nine month periods ended September 30, 2005 and 2004, respectively.

Our research and development (R&D) expenses were $8.0 million for the three months ended September 30, 2005 compared with $2.4 million for the same period in 2004.  Our R&D expenses were $14.0 million for the nine months ended September 30, 2005 compared with $7.6 million for the same period in 2004.  The increase for the three and nine month periods ended September 30, 2005 was primarily attributable to pre-initiation, control and study drug costs related to our Phase 3 pivotal trial for TOCOSOL Paclitaxel and its continued development as well as development costs associated with product candidates in our pipeline and increased cost for personnel.  We expect R&D expenses to continue to increase substantially as our Phase 3 clinical trial for TOCOSOL Paclitaxel begins to enroll significant numbers of patients.

Our general and administrative (G&A) expenses were $1.1 million for the three months ended September 30, 2005 compared with $1.3 million for the same period in 2004.  Our G&A expenses were $4.1 million for the nine months ended September 30, 2005 compared with $3.5 million for the same period in 2004.  The decrease for the three month period ended September 30, 2005 was primarily due to higher consulting costs in 2004 for Sarbanes-Oxley compliance and market research activities.  The increase for the nine month period ended September 30, 2005 was primarily attributable to increased legal, business development and personnel costs in 2005.  G&A expenses for the remainder of 2005 are expected to remain relatively flat compared to the third quarter of 2005.

Our total operating expenses for the balance of 2005 are expected to increase substantially from those experienced in the first nine months of 2005 as we continue to spend on the Phase 3 clinical development of TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 80%-85% of the anticipated spending in the fourth quarter of 2005 as well as 2006.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.

Our other income, net was $135,000 for the three months ended September 30, 2005 compared with $80,000 for the same period in 2004.  Our other income, net was $299,000 for the nine months ended September 30, 2005 compared with $171,000 for the same period in 2004.  The 2005 increases were due primarily to higher interest rates in 2005.

We had no income tax expense in the three and nine month periods ended, September 30, 2005 or the same period in 2004 as we have incurred significant losses and have significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under contractual agreements with third parties.  At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $23.4 million compared to $20.6 million at December 31, 2004.  The increase was primarily due to the $16.6 million in net proceeds from the private placement of 4.7 million shares of common stock and common stock warrants in August 2005, $920,000 in proceeds from the issuance of 225,000 shares of common stock from the exercise of common stock warrants and $145,000 in proceeds from the issuance of 71,000 shares of common stock under employee benefit programs.  The balance of the increase was primarily due to timing of payments for accounts payable and accrued expenses largely related to the Phase 3 pivotal trial for TOCOSOL Paclitaxel and the proceeds from sales and maturities of marketable securities.  These increases were offset in part by the net loss for nine months ended September 30, 2005 of $17.8 million.

Net cash used in operating activities for the nine months ended September 30, 2005, and 2004, was $14.8 million and $10.3 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  G&A expenses for the remainder of 2005 are expected to remain relatively flat compared to the third quarter of 2005.  Our R&D expenses are dependent upon the scope of our clinical trial activities but are expected to continue to increase substantially as we begin to enroll significant numbers of patients in the Phase 3 clinical trial for TOCOSOL Paclitaxel.  We recognized no revenues in either of the periods presented and paid no corporate income taxes.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2005 and 2004 was $19.3 million and ($5.6 million), respectively.  The cash provided by investing activities in 2005 was primarily related to maturities and sales of marketable securities occurring in the normal course of business.  The cash used in investing activities in 2004 was primarily related to purchases of short-term investments and purchases of property and equipment, offset in part by maturities and sales of marketable securities occurring in the normal course of business.  Activity related to short-term marketable securities related primarily to the investment of money raised in equity financings and the related maturities and sales of those investments recorded accordingly to provide working capital to us on an as needed basis.

Net cash provided by financing activities for the nine months ended September 30, 2005, and 2004 was $17.6 million and $16.0 million, respectively.  The net cash provided by financing activities in 2005 primarily related to the proceeds from the August 2005 equity financing, proceeds from the exercise of common stock warrants and the issuance of common stock under employee benefit plans.  The net cash provided by financing activities in 2004 primarily related to proceeds from an equity financing, proceeds from the exercise of common stock warrants and the issuance of common stock under employee benefit plans.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  We believe that existing cash and marketable securities, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering, will be sufficient to fund operations through at least the end of 2006. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies.  Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering.  The exact cost and timing of these studies is yet to be finalized.  However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. We will need additional capital in 2007 to support the continued development of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments, under corporate partner agreements and/or debt or equity financings;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and amount of costs to support our obligations under the Collaboration and License Agreement with Schering;

•                  drug discovery and research and development;

•                  entering into new collaborative or product license agreements for products in our pipeline;

•                  timing and costs of technology transfer associated with manufacturing and supply agreements; and

•                  costs related to obtaining, defending and enforcing patents.

We have contractual obligations in the form of operating leases and leasehold financing arrangements.  We have remaining contractual obligations through 2007 under our operating leases of $1.3 million and $53,000 under our leasehold financing agreements.  This does not include our obligations under the Collaboration and License Agreement with Schering which are yet to be finalized.  The following table summarizes our contractual obligations under these agreements, including interest as of September 30, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$53,188	$30,393	$22,795	$—	$—
Operating lease obligations	1,318,070	701,052	617,018	—	—
Total	$1,371,258	$731,445	$639,813	$—	$—

Critical Accounting Policies and Estimates

•                  Cash and Cash Equivalents.  We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents.  The amounts are recorded at cost, which approximate fair market value.  Our cash equivalents and marketable securities consist principally of commercial paper, money market securities, corporate bonds/notes and government agency securities.  We have classified our entire investment portfolio as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.  The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization and accretion are included in interest income.  Interest earned on securities is included in interest income.  We consider marketable securities with maturity greater than 12 months long-term and maturity less than 12 months short-term.

•                  Revenue Recognition.  Since inception, we have generated revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology.  We have recognized this revenue primarily through up-front, milestone and licensing payments.  We recognize license revenue from intellectual property agreements.  Generally, the payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful.  Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, although it is expected to generate significant additional expense for the Company.  As the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.

Certain Factors That May Affect Our Business and Future Results

We will need additional capital in the future, and if it is not available on terms acceptable to us, or at all, we would have to scale back our expenditures, development and commercialization activities as well as reduce personnel costs.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates.  We estimate that existing cash, cash equivalents and marketable securities, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering, will be sufficient to fund operations through at least the end of 2006.  We will need additional capital to complete the development of TOCOSOL Paclitaxel, fund our obligations under the collaborative license agreement with Schering, fund the development of other product candidates and support our continuing operations.  In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies.  Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering.  The exact cost and timing of these studies is yet to be finalized.  However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control.  Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment.  Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments, under corporate partner agreements or other financing;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and amount of costs to support our obligations under the Collaboration and License Agreement with Schering;

•                  entering into new collaborative or product license agreements;

•                  timing and costs of technology transfer associated with manufacturing and supply agreements; and

•                  costs related to obtaining, defending and enforcing patents.

Any future debt or equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants.  If we are unable to raise additional financing in 2007, we will have to reduce our expenditures and scale back the development of our products and new product research and development.  In addition, we may not be able to fund our obligations under the Collaboration and License Agreement with Schering, in which case we could be in default under the agreement which could cause us to incur penalties or the agreement to be terminated.

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

Our product candidates are subject to significant uncertainty because they are in both early to late stages of development and are subject to regulatory approval.  The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse effect on our business, financial condition and results of operations.  In June 2005, the FDA completed its review of the contents of the SPA for TOCOSOL Paclitaxel.  The FDA has indicated to Sonus that approval under 505(b)(2) will require either (i) demonstration of superiority of TOCOSOL Paclitaxel as compared to Taxol, if the Taxol dosing regimen used differs from the approved label at the time of the NDA filing by the FDA; (ii) a change of the approved label for Taxol and/or generic equivalents to include a weekly dosing schedule by the time of the NDA filing by the FDA; or (iii) submission of reviewable data from a Phase 3 trial using Taxol on a weekly dosing schedule, as compared to Taxol using the currently approved three-weekly dosing schedule.  We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be materially adversely affected by these requirements.  The clinical trial protocol and Statistical Analysis Plan approved under the SPA provide for a nested superiority analysis of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate non-inferiority; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel is non-inferior or superior to Taxol.  Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with FDA, that they are pursuing this change.  Large Phase 3 clinical trials by third parties have been conducted utilizing Taxol on a weekly versus a three-weekly basis.  However, there can be no assurance that Sonus will have right of reference to the data from such trials.  If Sonus is required to conduct an additional Phase 3 trial of Taxol weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.  In addition, there is pending litigation attacking the utilization of the 505(b)(2) regulatory strategy generally.  There can be no assurance that such litigation will not be successful. A 505(b)(2) application permits us to rely upon the FDA’s findings of safety and efficacy for a previously approved drug product without requiring us to obtain a right of reference from the original applicant.  In addition to permitting reliance upon the FDA’s prior findings of safety and effectiveness for previously approved drugs, section 505(b)(2) continues to allow reliance on third party data that is available in published literature and which establishes the safety and effectiveness of a drug.  However, we are required to provide any additional clinical data necessary to demonstrate the safety and effectiveness of differences between the original drug and the 505(b)(2) drug, so while unnecessary duplication of preclinical and certain human studies is avoided, specific studies may be required to establish the relevance and applicability of prior findings for our particular product formulation.  We cannot predict if or when any of our products under development will be commercialized.

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

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses.  As of September 30, 2005, our accumulated deficit totaled $84.9 million.  We anticipate that our operating losses will continue as we further invest in research and development for our products.  We will not generate the majority of milestone or royalty revenues under our collaboration and license agreement with Schering unless and until we receive regulatory approval, which is not likely to occur until 2008.  Even if we generate milestone and royalty revenues, there can be no assurance that we will be able to achieve or sustain profitability.  Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•                  timing of payments, under our Collaboration and License Agreement with Schering or our ability to obtain other corporate partner agreements or other financing;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and amount of costs to support our obligations under the Collaboration and License Agreement with Schering;

•                  drug discovery and research and development;

•                  timing and costs of technology transfer associated with manufacturing and supply agreements; and

•                  costs related to obtaining, defending and enforcing patents.

We depend on third parties for funding, clinical development, manufacturing and distribution.

We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products.  Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products.  We executed an agreement with Schering for TOCOSOL Paclitaxel in October 2005.  This agreement is subject to Hart-Scott-Rodino regulatory clearance.  Under the Collaboration and License Agreement, Schering is responsible for clinical development and regulatory activities outside of the U.S.  If these arrangements with third parties are terminated or the collaborations are not successful, we will be required to identify alternative sources of funding to finance research, clinical development, manufacturing, marketing, sales and/or distribution.  Our inability to secure additional funding would have a material adverse effect on our business, financial condition and results of operations.  Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements.  We have no control over the resources that our partners may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.

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

Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products.  Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product.  On January 7, 2005, American Pharmaceutical Partners obtained FDA approval to market its paclitaxel-based product, ABRAXANE™ (paclitaxel protein-bound particles for injectible suspension).  In addition, Aventis has a taxane product, Taxotere, which is similar to paclitaxel and is marketed for the treatment of breast and non-small cell lung cancers.  As a result of the increased competition, the price for paclitaxel products has been under pressure and may drop significantly even if we achieve regulatory approval.

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

We currently rely on third parties to supply the chemical ingredients necessary for our drug product candidates.  We have entered into supply agreements for the supply of GMP grade paclitaxel, which is the active pharmaceutical ingredient in TOCOSOL Paclitaxel.  The chemical ingredients for our products are manufactured by a limited number of vendors.  The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products.  We also rely on third parties to manufacture our products for research and development and clinical trials. TEVA Pharmaceuticals USA (TEVA) is our primary manufacturer of TOCOSOL Paclitaxel for clinical studies and has also agreed to manufacture TOCOSOL Paclitaxel for commercialization.  The TEVA agreement has an initial term of five years after market introduction of TOCOSOL Paclitaxel, provided that market introduction occurs before June 2009, and is not terminable at will.  We previously manufactured clinical supplies of TOCOSOL Paclitaxel at other GMP certified contract laboratories. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations.  GMP are enumerated in FDA regulations and guidance documents.  The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before approval of product manufacturing.  Manufacturing facilities are subject to inspections by the FDA for compliance with GMP, licensing specifications, and other FDA regulations.  Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution.  Any of these actions could have a material adverse effect on us.  Our reliance on independent manufacturers involves a number of other risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules.  If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes or have problems with commercial scale-up, we will have to identify acceptable alternative manufacturers.  The use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications.  Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets.  As of September 30, 2005, we held seven United States patents and three patents issued in other countries, one in Canada, one in Taiwan and one in India pertaining to our TOCOSOL technology platform.  We hold one additional United States patent directed to other technologies.  Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.  The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions.  There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products.  Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us.  Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings.  Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management.  An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success will depend in part on not infringing patents issued to competitors.

There can be no assurance that patents belonging to competitors will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products.  Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations.  Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all.  Failure by us to obtain a license to any technology that we may require to commercialize our products could result in the termination of the Collaboration and License Agreement with Schering and would have a material adverse effect on our business, financial condition and results of operations.  In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office or in proceedings before international agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management.

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

The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others.  We currently maintain product liability insurance for our clinical trials with limits of $10 million per claim and in the aggregate, which we believe to be adequate for current non-commercial and Phase 3 applications of our products.  In the event of a successful suit against us, the lack or insufficiency of insurance coverage could have a material adverse effect on our business and financial condition.

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

Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.”  For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million.  As of September 30, 2005, we had stockholders’ equity of approximately $19.1 million.  In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market.  If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules.  These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities.  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock.  Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.  As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2005, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Item 2.  Changes in Securities and Use of Proceeds

In August 2004, Sonus sold 4,651,869 shares of its common stock for a purchase price of $3.77 per share and warrants to purchase up to 2,325,936 shares of its common stock for a purchase price per warrant of $.125 per share underlying each warrant.  The warrants are exercisable at any time prior to August 2010 at an exercise price of $4.15 per share.  The aggregate purchase price of the common stock and warrants to purchase common stock was approximately $17.8 million, resulting in net proceeds to Sonus of approximately $16.6 million.  Sonus and the investors concurrently entered into a Registration Rights Agreement under which Sonus filed a registration statement under the Securities Act of 1933, as amended, to register for resale all of the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the offering.  This registration statement was declared effective by the Securities and Exchange Commission in September 2005.  The shares of common stock and warrants to purchase common stock were sold to new and current institutional and accredited investors in conformity with rule 506 under Regulation D and under Section 4(2) of the Securities Act.  Each of the investors represented such investor’s intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the common stock and warrants issued by Sonus.  The offering was conducted without any general solicitation or advertising.

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

SONUS PHARMACEUTICALS, INC.

Date: November 9, 2005	By:	/s/	Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)