Form 10-K
period 2005-12-31
SONUS PHARMACEUTICALS INC
filed 2006-03-16
CIK 949858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $74,397,381. As of March 1, 2006, 30,640,971 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2006 Annual Meeting of Stockholders to be held on May 9, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

Sonus Pharmaceuticals, Inc.

PART I

References in this Form 10-K to “Sonus Pharmaceuticals”, “Sonus”, the “Company”, “we”, “us” or “our” refer to Sonus Pharmaceuticals, Inc. The information in this Form 10-K contains certain forward-looking statements, including statements related to clinical trials, regulatory approvals, markets for the Company’s products, new product development, capital requirements and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Certain Factors that May Affect Our Business and Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.

ITEM 1.

BUSINESS

Overview

Sonus Pharmaceuticals is focused on the development of oncology drugs that provide better therapeutic alternatives for cancer patients, including improved efficacy, safety, tolerability and are more convenient to use. Our business strategy is as follows:

•                  Develop proprietary formulations of therapeutic drugs utilizing our proprietary TOCOSOL® technology; and

•                  Identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Proprietary TOCOSOL technology

Our vitamin E-based emulsion technology has been designed to address the challenges of hard-to-formulate cancer drugs. The technology uses vitamin E oil (a-tocopherol) and tocopherol derivatives to create, solubilize and stabilize drugs, making them easier to formulate and deliver into the body. Development of drugs with our proprietary technology may result in products with equivalent or better efficacy, decreased incidences of side effects and improved dosing convenience.

TOCOSOL Paclitaxel

Our lead oncology product candidate, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion formulation. We believe that data from clinical trials conducted to-date suggest that TOCOSOL Paclitaxel:

•                  compares favorably with approved taxane products and other new paclitaxel formulations under development (safety and efficacy remain to be proven in Phase 3 testing of TOCOSOL Paclitaxel);

•                  offers the convenience of a ready-to-use formulation that does not require preparation prior to administration;

•                  can be administered to patients by a short 15-minute infusion, compared to the one- to three-hour infusion that is typically required with Taxotere® and Taxol or generic versions of paclitaxel;

•                  does not require any special intravenous, or i.v. tubing, filters or other apparatus; and

•                  can be administered in small volumes of 15 to 35 milliliters compared to volumes of several hundred milliliters of i.v. solution that are required for dosing of Taxol, Taxotere, or ABRAXANE®.

We concluded a Phase 1 study of TOCOSOL Paclitaxel in August 2002, with a total of 37 patients. The objectives of the Phase 1 study were to estimate the maximum tolerated dose of TOCOSOL Paclitaxel in patients with advanced cancers, and to evaluate the safety of repeated doses of TOCOSOL Paclitaxel given every three weeks. In the Phase 1 study, 30 of the 37 patients were treated at doses ranging from 175 mg/m(2) to 225 mg/m(2) every three weeks. The maximum tolerated dose (MTD) was estimated in this study to be 200 mg/m(2) every three weeks, slightly higher than the approved dose of Taxol at 175 mg/m(2) every three weeks. TOCOSOL Paclitaxel was generally well tolerated in all patients treated. All patients in the Phase 1 study had advanced cancers that were no longer responding to previous therapies or for which no standard therapy existed. Five patients with different types of cancers had objective partial responses during the course of the study, including four patients who had previously been treated with taxane-containing chemotherapy regimens (under RECIST, partial response is defined as reduction in the sum of the longest tumor dimensions of target lesions of ≥30% for at least four weeks, and no evidence of progressive disease elsewhere). Dose-limiting toxicities included myalgia (muscle aches), fatigue, and neutropenia (low neutrophilic white blood cell count). No Grade 4 neuropathy (damage to the peripheral nerves) was seen at or below the estimated MTD in the Phase 1 study.

We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to evaluate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These were single agent, open label studies that enrolled patients who had progressive disease despite prior treatment with a standard chemotherapy regimen, but who had not previously received taxane chemotherapy. Each Phase 2a study began with a dose escalation phase to estimate the best tolerated dose of TOCOSOL Paclitaxel using weekly administration. The best tolerated dose was initially estimated to be 120 mg/m² per week in the ovarian and lung cancer trials, and 100 mg/m² per week in the bladder cancer trial, based on observations among a small number of patients treated for a few weeks. Subsequent review of actual doses administered across all patients in all studies over extended treatment periods indicated that patients assigned to receive weekly doses of 100 mg/m² or 120 mg/m² actually received similar cumulative doses over time, based on long-term tolerability.

Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003, and all patients have been evaluated by their physicians for efficacy results, including objective response rate, time to disease progression, and overall survival duration. Data review, confirmation and analysis are now complete, and databases have recently been locked. A total of 120 patients in the ovarian, non-small cell lung and bladder cancer studies were evaluable for objective response, which means that the patients received at least eight weekly cycles of TOCOSOL Paclitaxel and underwent CT scans to confirm anti-tumor responses according to RECIST. Final analyses of all data are expected to be complete by mid-2006.

In the ovarian cancer study, 51 enrolled patients were evaluable for anti-tumor effect. Twenty of the 51 evaluable patients (39%; 95% Confidence Interval 26% - 54%) were reported as having objective responses, including three complete responses (under RECIST, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart) and 17 partial responses; 16 additional patients were reported to have stable disease (stable disease is defined as less than a 30% decrease and no more than a 20% increase in the sum of the longest tumor diameters per RECIST).

In the non-small cell lung cancer study, 42 enrolled patients were evaluable for anti-tumor effect. Nine of the 42 evaluable patients (21%; 95% Confidence Interval 10% - 37%) were reported as having objective responses, including three complete responses and six partial responses; 18 additional patients were reported to have stable disease.

In the bladder cancer study, 27 patients enrolled were evaluable for anti-tumor effect. Nine of the 27 evaluable patients (33%; 95% Confidence Interval 17% - 54%) were reported as having objective responses, including two complete responses and seven partial responses; 11 additional patients were reported to have stable disease.

The response rates for these three clinical trials are summarized in the table below:

Cancer Type	No. Patients Evaluable	Stable Disease	Objective Responses (OR)
			Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	51	16	17	3	20	39%	(26% - 54%)
NSCL	42	18	6	3	9	21%	(10% - 37%)
Bladder	27	11	7	2	9	33%	(17% - 54%)

Following completion of treatment, clinical monitoring of each consenting patient was continued  to assess survival duration. Median survival in each of the three studies has been estimated based on reports received from investigators as of December 2005:

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	64.1	(49.1 - 106.4)
NSCL	34.7	(18.9 - 48.0)
Bladder	57.4	(27.1 - 94.9)

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer. By October 2004, we had enrolled a total of 47 patients. At the end of September 2005, the investigators reported an overall objective response rate of 53%, (95% Confidence Interval 38% - 68%. Review of all radiographic images by an independent radiologist who had no information about individual patients’ treatment or non-radiographic response assessments reported a confirmed objective response rate of 49%, (95% Confidence Interval 34% - 64%. Four patients remain on active treatment at the end of January 2006. We currently estimate the median time to disease progression at 7.2 months (95% Confidence Interval  5.5 – 9.8 months) and patient follow-up for survival duration will continue throughout the next two years.

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in all clinical studies. The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy. Among 204 patients treated in the Phase 2 clinical trials, the incidence of at least one episode of Grade 4 neutropenia (absolute neutrophil count <500 cells/mm3) during treatment was 19%. However, only 2% of patients had febrile neutropenia, and there were no septic deaths. No peripheral neuropathy was observed in 53% of patients, Grade 3 peripheral neuropathy was reported in only 11% of patients cumulatively, and no patients experienced Grade 4 peripheral neuropathy. We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered with the approved dosing regimen of 175 mg/m(2) every three weeks. Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients. Paclitaxel-mediated infusion-related toxicities, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 3,200 administered doses. Investigators have reported that infusion-related toxicities associated with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications were not helpful. Infusion-related toxicities very rarely prevented delivery of intended doses. Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

The results of the Phase 2 clinical trials may or may not be indicative of the final results upon completion of the ongoing studies or our Phase 3 pivotal study that was initiated in September 2005.

The manufacturing process for TOCOSOL Paclitaxel has been successfully scaled to support commercialization. In March 2005, Sonus met with the U.S. Food and Drug Administration (“FDA”) to discuss the Chemistry, Manufacturing and Controls (“CMC”) data for the drug product. The FDA did not identify any issues with the manufacture and control of the drug product that would preclude Sonus from using TOCOSOL Paclitaxel in the Phase 3 trial, nor from submitting our intended New Drug Application (NDA) based on the results of that trial.

Our objective is to work with our corporate partner (Schering AG) to advance final clinical development, gain marketing approval and maximize the commercial opportunity for TOCOSOL Paclitaxel. Our regulatory strategy is to gain the fastest possible market entry with a competitive label, while pursuing opportunities to further differentiate the product. Our strategy for product approval includes the following:

•                  505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy. The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known. As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel exposure in the circulation over time after single doses of TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m(2) every three weeks (the approved dosing regimen for Taxol). We completed patient enrollment in March 2004 and final data were available for analysis in September 2004. The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol. How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing. Sonus met with the FDA in December 2004, and based on preclinical and clinical data generated to date, the FDA indicated that it was appropriate for Sonus to conduct a single Phase 3 clinical trial that would be the basis for submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism. The FDA and Sonus finalized the study design and plans for conducting and analyzing the results of the Phase 3 trial, under a Special Protocol Assessment (“SPA”), which was completed in June 2005. The Phase 3 study is comparing the safety and efficacy of TOCOSOL Paclitaxel administered weekly with Taxol administered weekly.

Based on agreement from the FDA to use the results of a single Phase 3 trial with a primary endpoint of objective response rate, we believe that the NDA for TOCOSOL Paclitaxel could be submitted within 12 months after the completion of patient enrollment into the Phase 3 study, which we believe may occur before the end of September 2006. We anticipate that submission of our NDA is likely to occur in 2007. The FDA has indicated to Sonus that NDA approval under 505(b)(2) will require either (i) demonstration of superior efficacy of TOCOSOL Paclitaxel as compared to Taxol; or (ii) demonstration of non-inferior efficacy of TOCOSOL Paclitaxel as compared to Taxol, and either a change of the approved label for Taxol and generic equivalents to include a weekly dosing schedule or availability of reviewable data from a Phase 3 trial comparing the efficacy of Taxol using a weekly dosing schedule to that of Taxol using the currently approved three-weekly dosing schedule. We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected by these requirements. The clinical trial Protocol and Statistical Analysis Plan approved under the SPA provide for sequential superiority analyses for efficacy of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate a non-inferior objective response rate; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel has efficacy that is non-inferior or superior to Taxol. Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with the FDA, that they are pursuing this change. Large Phase 3 clinical trials have been conducted by third parties, utilizing Taxol on a weekly versus a three-weekly basis, and data from those studies may be available for submission to the FDA in support of our NDA. However, there can be no assurance that Sonus will have right of reference to the data from such trials. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

•                  New indications for taxanes. In conjunction with our corporate partner, Schering AG, we may pursue clinical development of TOCOSOL Paclitaxel for the treatment of other types of cancer, including indications for which Taxol has been approved as well as for diseases for which Taxol is used but not approved, such as treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers). In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003, and in Spain and the U.K. during 2005, using weekly dosing of TOCOSOL Paclitaxel. Enrollment in this trial has been challenging due to the limited population of patients in this indication and the inconsistent standard of treatment for it, however we now expect to complete enrollment in this study in 2006. In December 2004, the FDA granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are pursuing a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. We expect to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions when data are mature for the secondary endpoints. The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. Under our Collaboration and License Agreement with Schering AG, dated October 17, 2005, Schering will fund 50% of these costs. In addition, it is anticipated that we will collaborate with Schering on additional studies of TOCOSOL Paclitaxel. Under the terms of the agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering AG in support of commercialization activities for the U.S. market. The exact cost and timing of these studies is yet to be finalized. The currently ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in the near term, and at least half of the cost of the Phase 3 trial will occur in the first 12 months after the start of the study (September 2005 through September 2006). However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study. There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

Research and Development Pipeline

We continue to invest in the research and development of new product candidates, including those that we believe could extend the application of our technology. Our second oncology drug candidate, SN2310 Injectable Emulsion, is a novel camptothecin derivative discovered and formulated with Sonus’ proprietary TOCOSOL technology. Camptothecins are among the most important classes of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs pose substantial challenges in terms of efficacy, tolerability and difficulty of use. Our objective with SN2310 Injectable Emulsion is to provide a product that has enhanced tolerability and anti-tumor activity compared with the approved products. We anticipate submitting an Investigational New Drug Application (IND) to the U. S. Food and Drug Administration for SN2310 Injectable Emulsion and initiating its clinical testing in 2006. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the native camptothecin molecule. Irinotecan, which is marketed under the name Camptosar® is indicated for treatment of colorectal cancer. Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers. Our research and development efforts on SN2310 Injectable Emulsion are preliminary, and we cannot give any assurance that this compound will be successful or that it will progress to clinical trials. Advancing this development candidates into human clinical trials is dependent on several factors, including technological feasibility and commercial opportunity as well as the availability of financial resources.

In addition to our internal research and development efforts, we may also consider acquisitions of other products, development candidates or technologies to expand our pipeline and capabilities.

Market Overview

Cancer is characterized by rapid, uncontrolled cell division resulting in the growth of an abnormal mass of cells generally referred to as a malignant tumor. Cancerous tumors can arise in almost any tissue or organ, and cancer cells, if not eradicated, can spread, or metastasize, throughout the body. As these tumors grow, they cause damage to the surrounding tissue and organs and commonly result in death if left untreated. Cancer is believed to occur as a result of a number of hereditary and environmental factors. According to the American Cancer Society, cancer is the second leading cause of death in the United States and accounts for approximately one in every four deaths. Approximately 565,000 Americans are expected to die of cancer in 2006. The National Institutes of Health estimated the direct medical cost of cancer to be $74 billion in 2005.

Our lead product candidate, TOCOSOL Paclitaxel, is a cancer chemotherapy drug. Paclitaxel, the active ingredient in TOCOSOL Paclitaxel, is a member of the taxane class of chemotherapy drugs, which generates annual worldwide sales estimated to be in excess of $3.5 billion. TOCOSOL Paclitaxel, if approved, would address a portion of this market depending on the approved indication(s). Other product candidates in our pipeline are in the early stages of development, and it is difficult to evaluate the potential markets for these product candidates as the areas of potential application are diverse and specific applications are yet to be determined.

Manufacturing

We originally used the University of Iowa as the FDA-approved institution to manufacture TOCOSOL Paclitaxel under current Good Manufacturing Practice (“GMP”) requirements for our use in preclinical and clinical studies. In mid-2002, we entered into a manufacturing and supply agreement with Sicor Pharmaceutical Sales, Inc. (Sicor is now known as TEVA Pharmaceuticals USA). The TEVA agreement has an initial term of five years after the market introduction of TOCOSOL Paclitaxel, provided that market introduction occurs before June 2009, and is not terminable at will. During 2003, in collaboration with TEVA Pharmaceuticals USA, we completed scale-up of the drug product manufacturing process for TOCOSOL Paclitaxel to commercial scale under current GMP requirements, ensuring adequate clinical drug supplies for ongoing and planned clinical trials, and providing a commercial process to enable regulatory approval and commercial product launch. On the material supply side, we have entered into agreements for the supply of GMP-grade paclitaxel, which is the active pharmaceutical ingredient in TOCOSOL Paclitaxel.

On March 2, 2006, in accordance with the Collaboration and License Agreement with Schering AG (Schering), Schering exercised their right to assume responsibility for all manufacturing of TOCOSOL Paclitaxel.

Research and Development

We currently conduct research and development activities at our facilities in Bothell, Washington. We also engage in certain research, preclinical studies and clinical development efforts at third party laboratories and other institutions. Our primary research and development efforts are currently directed at the development and application of the proprietary TOCOSOL technology to TOCOSOL Paclitaxel and to a lesser extent, other various compounds where we can use our expertise or technology to improve either the safety or efficacy of oncology drugs.

Our research and development activities for the last three years can be divided into research, preclinical and clinical development programs primarily associated with TOCOSOL Paclitaxel as well as research and preclinical activities related to our other early stage pipeline development product candidates. The costs associated with these programs for the last three fiscal years were as follows (in millions):

	2005	2004	2003
TOCOSOL Paclitaxel	$21.2	$9.2	$6.3
Other research & preclinical programs	$3.3	$1.5	$1.4
Total research & development	$24.5	$10.7	$7.7

We separately track all costs directly and indirectly associated with TOCOSOL paclitaxel as it is our lead product candidate and has been partnered with Schering AG. Costs attributed to other research and preclinical projects largely represent our pipeline generating activities and are not tracked to the same level of precision. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of research and development spending trends.

Government Regulations – Drug Approval Process

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical tests, to produce and market products for human use, mandatory procedures and safety standards, established by the FDA in the U.S. and by comparable agencies in other countries, must be followed.

The standard process before a pharmaceutical agent may be marketed includes the following steps:

•                  Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

•                  Submission to national health authorities of an Investigational New Drug application (IND), or Clinical Trials Application (CTA) or equivalent dossier, which must be accepted by each national health authority  before human clinical trials may commence in that country;

•                  Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug in its intended population and use(s);

•                  Submission to appropriate national and/or regional regulatory health authorities of a New Drug Application (NDA), or equivalent marketing authorization application, which application is not automatically accepted for review; and

•                  approval by appropriate regulatory health authorities of the marketing authorization application prior to any commercial sale or shipment of the drug in each country or jurisdiction.

In addition to obtaining regulatory health authority approvals for each product, each drug-manufacturing establishment for products to be sold in the U.S. must be registered by the FDA for each product that is manufactured at that facility. Manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with GMP requirements applicable to the production of pharmaceutical drug products. GMP requirements are enumerated in FDA regulations and guidance documents. The facilities, procedures, and operations of contract manufacturers must be determined to be adequate by the FDA before approval of commercial product manufacturing. Manufacturing facilities are subject to inspections by the FDA for compliance with GMP, licensing specifications, and other regulations. Failure to comply with regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution.

Preclinical studies include laboratory evaluation of the active drug substance and its formulation in animal studies to assess the potential safety and efficacy of the drug and its formulation. Prior to initiating the first clinical testing of a new drug product candidate, the results of the preclinical studies are submitted to regulatory health authorities as part of an IND or CTA, and must be accepted before the proposed clinical trial(s) can begin.

Clinical trials for cancer therapeutics involve the administration of the investigational drug product to patients with a defined disease state, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to regulatory health authorities as part of the IND/CTA, in each country where clinical trials using our investigational products are to be conducted. Each clinical study is approved and monitored by one or more independent Institutional Review Boards or Ethics Committees who consider, among other things, ethical factors, informed consent documents, the safety of human subjects and the possible liability of the institutions conducting a clinical study. The Institutional Review Board or Ethics Committee may require changes in the clinical trials protocol, which may delay initiation or completion of the study.

Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase 1, the initial introduction of the drug to humans, the drug is tested for acute safety and clinical pharmacology. Phase 2 trials involve more detailed evaluation of the safety and efficacy of the drug in patients with a defined disease or condition. Phase 3 trials consist of large scale evaluations of safety and efficacy of the investigational product compared to accepted standard therapy in a defined disease or condition.

The process of completing clinical testing and obtaining regulatory health authority approval for a new product takes a number of years and requires the expenditure of substantial resources. In the U.S., the FDA may grant full approval of a drug product for a particular indication or may grant approval conditioned on further post-marketing clinical trials. Regulatory health authorities may conclude that the data submitted in a marketing authorization application are not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the marketing application, and further review. Even after initial approval has been obtained, further studies may be required to provide additional data about the approved indication, and further studies will be required to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, health authorities may require post-marketing testing and surveillance programs to monitor the drug product’s side effects.

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

Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than Taxol and the approved generic paclitaxel-based products. On January 7, 2005, American Pharmaceutical Partners obtained FDA approval to market its paclitaxel-based product, ABRAXANE (paclitaxel protein-bound particles for injectible suspension). In addition, Sanofi-aventis has a taxane product, Taxotere (docetaxel), which has a similar mechanism of action to paclitaxel and is marketed for the treatment of breast, non-small cell lung and prostate cancers. There are also a number of generic paclitaxel products, identical to Taxol, currently on the market. As a result of the increased competition, the price for paclitaxel products has been under pressure and may drop significantly even if we achieve regulatory approval for TOCOSOL Paclitaxel.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of December 31, 2005, seven United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

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

We have obtained registration for our marks TOCOSOL® and Sonus Pharmaceuticals®, in the United States. There can be no assurance that the registered or unregistered trademarks or trade names of our company will not infringe upon third party rights or will be acceptable to regulatory agencies.

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

Product Liability

The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. We currently maintain product liability insurance for our clinical trials with limits of $10 million per claim and in the aggregate, which we believe to be adequate for current non-commercial and Phase 3 applications of our products. In the event of a successful suit against us, the lack or insufficiency of insurance coverage could have a material adverse effect on our business and financial condition. Although we have never been subject to a product liability claim, there can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations. If any of our products under development gain marketing approval from the FDA or other regulatory health authorities, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of March 1, 2006, we had 48 employees, 31 engaged in research and development, regulatory, clinical and manufacturing activities, and 17 in business operations and administration. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good, and none of our employees is a party to a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

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

Our product candidates are subject to significant uncertainty because they are in both early to late stages of development and are subject to regulatory approval. The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse effect on our business, financial condition and results of operations. In June 2005, the FDA completed its review of the contents of the SPA for TOCOSOL Paclitaxel. The FDA has indicated to Sonus that NDA approval under 505(b)(2) will require either (i) demonstration of superior efficacy of TOCOSOL Paclitaxel as compared to Taxol; or (ii) demonstration of non-inferior efficacy of TOCOSOL Paclitaxel as compared to Taxol, and either a change of the approved label for Taxol and generic equivalents to include a weekly dosing schedule or availability of reviewable data from a Phase 3 trial comparing the efficacy of Taxol using a weekly dosing schedule to that of Taxol using the currently approved three-weekly dosing schedule.

We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected by these requirements. The clinical trial Protocol and Statistical Analysis Plan approved under the SPA provide for sequential superiority analyses for efficacy of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate a non-inferior objective response rate; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel has efficacy that is non-inferior or superior to Taxol. Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with the FDA, that they are pursuing this change. Large Phase 3 clinical trials have been conducted by third parties, utilizing Taxol on a weekly versus a three-weekly basis, and data from those studies may be available for submission to the FDA in support of our NDA. However, there can be no assurance that Sonus will have right of reference to the data from such trials. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel. In addition, there is pending litigation attacking the utilization of the 505(b)(2) regulatory strategy generally. There can be no assurance that such litigation will not be successful. A 505(b)(2) application permits us to rely upon the FDA’s findings of safety and efficacy for a previously approved drug product without requiring us to obtain a right of reference from the original applicant. In addition to permitting reliance upon the FDA’s prior findings of safety and effectiveness for previously approved drugs, section 505(b)(2) continues to allow reliance on third party data that is available in published literature and which establishes the safety and effectiveness of a drug. However, we are required to provide any additional clinical data necessary to demonstrate the safety and effectiveness of differences between the original drug and the 505(b)(2) drug, so while unnecessary duplication of preclinical and certain human studies is avoided, specific studies may be required to establish the relevance and applicability of prior findings for our particular product formulation. We cannot predict if or when any of our products under development will be commercialized.

We will need additional capital in the future, and if it is not available on terms acceptable to us, or at all, we would have to scale back our expenditures and our development and commercialization activities.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. We estimate that existing cash, cash equivalents and marketable securities, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering AG, will be sufficient to fund operations through at least the end of the first quarter of 2007. We will need additional capital to complete the development of TOCOSOL Paclitaxel, fund our obligations under the collaborative license agreement with Schering, fund the development of other product candidates and support our continuing operations. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment. Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments under corporate partner agreements;

•                  our ability to obtain and timing of capital funding under equity or debt financing agreements;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and amount of costs to support our obligations under the Collaboration and License Agreement with Schering AG;

•                  entering into new collaborative or product license agreements;

•                  timing and costs of technology transfer associated with manufacturing and supply agreements; and

•                  costs related to obtaining, defending and enforcing patents.

Any future debt or equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants. If we are unable to raise additional financing by the end of the first quarter of 2007, we will have to reduce our expenditures and scale back the development of our products and new product research and development. In addition, we may not be able to fund our obligations under the Collaboration and License Agreement with Schering, in which case we could be in default under the agreement which could cause us to incur penalties or the agreement to be terminated.

If we fail to develop new products, then we may never realize revenue from product commercialization.

A key element of our business strategy is to utilize our technologies for the development and commercialization of products that utilize our proprietary TOCOSOL technology. Most of our attention and resources are directed to the development of our proprietary TOCOSOL technology, a technology that provides a novel approach to the formulation of water insoluble compounds for therapeutic applications. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to demonstrate the efficacy of our products, or commercialize any products developed with our technology. There can be no assurance that product candidates under development or any future products will be safe or efficacious. If the product candidates under development are ultimately ineffective in treating cancer, do not receive the necessary regulatory approvals or do not obtain commercial acceptance, we will incur additional losses, our accumulated deficit will increase and our business will be materially adversely affected.

Even if we are successful in developing our products, there is no assurance that such products will receive regulatory approval or that a commercially viable market will develop.

We have a history of operating losses which we expect will continue and we may never become profitable.

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of December 31, 2005, our accumulated deficit totaled $88.2 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate the majority of milestone or royalty revenues under our collaboration and license agreement with Schering AG unless and until we receive regulatory approvals, which are not likely to occur until 2008 and beyond. Even if we generate milestone and royalty revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

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

We depend on third  parties for funding, clinical development, manufacturing and distribution of TOCOSOL Paclitaxel.

We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We executed an agreement with Schering AG for TOCOSOL Paclitaxel in October 2005. Under the Collaboration and License Agreement,

Schering has a worldwide exclusive license to market and promote TOCOSOL Paclitaxel and is responsible for clinical development and regulatory activities outside of the U.S. If these arrangements with Schering or other third parties are terminated or the collaborations are not successful, we will be required to identify alternative sources of funding to finance research, clinical development, manufacturing, marketing, sales and/or distribution. Our inability to secure additional funding would have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that our partners may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.

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

Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. On January 7, 2005, American Pharmaceutical Partners obtained FDA approval to market its paclitaxel-based product, ABRAXANE (paclitaxel protein-bound particles for injectible suspension). In addition, Sanofi-aventis has a taxane product,

Taxotere (docetaxel), which is similar to paclitaxel and is marketed for the treatment of breast, non-small cell lung and prostate cancers. There are also a number of generic paclitaxel products, identical to Taxol, currently on the market. As a result of the increased competition, the price for paclitaxel products has been under pressure and may drop significantly even if we achieve regulatory approval.

Many of our competitors and potential competitors, including large pharmaceutical, chemical and biotechnology concerns and universities and other research institutions, have substantially greater financial, technical and human resources than we do and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical products. Accordingly, these competitors may succeed in obtaining FDA approval for their products more rapidly than we do. In addition, other technologies or products may be developed that have an entirely different approach that would render our technology and products noncompetitive or obsolete. If we fail to compete effectively, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of December 31, 2005, we held seven United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India pertaining to our proprietary TOCOSOL technology. We hold one additional United States patent directed to other technologies. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is currently listed on The Nasdaq National Market under the symbol “SNUS.”  For continued inclusion on The Nasdaq National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. As of December 31, 2005, we had stockholders’ equity of approximately $35.3 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq National Market. If our common stock were delisted from The Nasdaq National Market, our common stock may be transferred to the Nasdaq SmallCap Market if we satisfy the listing criteria for the Nasdaq SmallCap Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  In addition, delisting from Nasdaq may subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We currently lease approximately 27,000 square feet of laboratory and office space in a single facility near Seattle, Washington. The lease expires in July 2007 and includes an option to extend the term of the lease for three years. While we believe that this facility is adequate to meet our projected needs for the foreseeable future, we are currently looking at alternative locations to better accommodate our anticipated growth.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON STOCK

Our common stock first began trading on the Nasdaq National Market under the symbol SNUS on October 12, 1995. No cash dividends have been paid on the common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 1, 2006, there were approximately 164 stockholders of record and approximately 8,000 beneficial stockholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq National Market for the periods indicated are as follows:

	High	Low
2004
First Quarter	$8.81	$5.00
Second Quarter	7.64	3.67
Third Quarter	4.76	2.97
Fourth Quarter	3.95	2.15

2005
First Quarter	$4.50	$2.56
Second Quarter	3.85	2.39
Third Quarter	5.04	3.33
Fourth Quarter	5.28	3.77

2006
First Quarter (through 3/1/06)	$6.25	$4.85

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report filed on Form 10-K.

ITEM 6.

SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:

Total revenue	$8,254	$—	$25	$25	$8,749
Operating expenses	$30,064	$16,576	$10,663	$12,199	$8,532
Net income (loss)	$(21,097)	$(16,311)	$(10,467)	$(11,636)	$542
Net income (loss) per share:
Basic	$(0.88)	$(0.81)	$(0.68)	$(0.86)	$0.05
Diluted	$(0.88)	$(0.81)	$(0.68)	$(0.86)	$0.05
Shares used in calculation of net income (loss) per share
Basic	24,027	20,169	15,504	13,564	10,288
Diluted	24,027	20,169	15,504	13,564	11,048

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$49,318	$20,580	$19,664	$16,334	$15,124
Accounts receivable from Schering AG	$7,057	$—	$—	$—	$—
Total assets	$57,914	$22,571	$21,468	$17,934	$15,864
Current liabilities	$11,242	$3,255	$1,794	$1,938	$1,199
Long-term liabilities	$11,408	$239	$364	$272	$—
Stockholders’ equity	$35,264	$19,077	$19,310	$15,724	$14,665

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•            uncertainty of governmental regulatory requirements and lengthy approval process;

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

•            volatility in the value of our common stock; and

•            continued listing on the Nasdaq National Market.

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

Overview

Sonus Pharmaceuticals is focused on the development of oncology drugs that provide better therapeutic alternatives for cancer patients, including improved efficacy, safety, tolerability and are more convenient to use. Our business strategy is as follows:

•                  Develop proprietary formulations of therapeutic drugs utilizing our proprietary TOCOSOL technology; and

•                  Identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Results of Operations

As of December 31, 2005, our accumulated deficit was approximately $88.2 million. We expect to incur substantial additional operating losses over the next several years. Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs. Substantially all of our working capital in recent years has resulted from equity financings and payments under corporate partnership agreements. Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Collaboration and License Agreement with Schering AG

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, the Company granted Schering an exclusive, worldwide license to its TOCOSOL Paclitaxel anti-cancer product (the “Product”). With respect to the Product, Schering paid Sonus an upfront license fee of $20 million and pays Sonus for research and development services performed equal to 50% of eligible Product research and development costs. In addition, Schering may pay Sonus (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S. The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal trial for FDA NDA approval in metastatic breast cancer and trials to support launch of the Product and planned trials for additional indications. The Company has retained co-promotion rights in the U.S. and also granted Schering the right of first negotiation on the Camptothecin molecule it is currently developing.

In connection with the Collaboration and License Agreement, the Company entered into a Securities Purchase Agreement with Schering and Schering Berlin Venture Corporation, a Delaware corporation (“SBVC” and collectively with Schering, the “Investors”), pursuant to which the Company sold an aggregate of 3,900,000 shares of common stock (the “Common Shares”) and a warrant to purchase an aggregate of up to 975,000 shares of common stock (the “Warrant Shares” and collectively with the Common Shares, the “Shares”), resulting in aggregate consideration of approximately $15.8 million. The Common Shares were sold at $4.02 per share, which was equal to the per share closing price of the Company’s common stock as reported on the Nasdaq National Market on October 14, 2005, the trading day immediately preceding the date of the Securities Purchase Agreement. The corresponding warrant was sold at a purchase price of $0.125 per Warrant Share. The warrant has a five-year term and entitles the Investors to purchase the Warrant Shares at an exercise price of $4.42 per share, which is equal to 110% of the purchase price per share of the common stock paid by the Investors under the Securities Purchase Agreement. As of December 31, 2005, the Investors held approximately 13% of the outstanding common stock of Sonus.

Years Ended December 31, 2005 and December 31, 2004

Our revenue was $8.3 million for the year ended December 31, 2005 as compared with $0 for 2004. Revenue in 2005 was fully attributable to the collaboration agreement with Schering AG. We recognized $1.2 million in amortization of the upfront license fee and an additional $7.1 million in research and development funding related to the Phase 3 trial for TOCOSOL Paclitaxel. Amortization of the upfront fee will continue until the end of the development period for TOCOSOL Paclitaxel which is currently estimated at the end of 2008 or the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints. Research and development funding will also continue during this time. This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel. We expect revenue to increase substantially in 2006 as we will have a full year of amortization of the upfront fee and funding of a larger portion of the overall research and development costs associated with the Phase 3 trial.

Our research and development (R&D) expenses were $24.5 million for the year ended December 31, 2005 compared with $10.7 million for 2004. The 2005 increase was primarily the result of the spending associated with the Phase 3 clinical trial for TOCOSOL Paclitaxel including both clinical and drug supply and manufacturing costs (both control and study drug). We expect R&D expenses to increase substantially in 2006 as we will have a full year of activity related to our Phase 3 clinical trial for TOCOSOL Paclitaxel, additional spending related to supportive studies for the continued development of TOCOSOL Paclitaxel, as well as greater spending on our camptothecin class of molecules as they move through product development.

Our general and administrative (G&A) expenses were $5.6 million for the year ended December 31, 2005 compared with $5.9 million for 2004. The 2005 decrease was primarily attributed to approximately $1.0 million in costs related to the termination of our acquisition of Synt:em incurred in 2004, offset in part by increased personnel costs in 2005 as we enhanced our management team. We believe that G&A expenses may increase in 2006 in administrative support of research and development activity for TOCOSOL Paclitaxel.

Our total operating expenses in 2006 are expected to increase from 2005 levels as we continue to advance our Phase 3 clinical development of TOCOSOL Paclitaxel. We estimate that R&D spending will comprise approximately 80%-90% of the anticipated spending in 2006. A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel. These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.

Our interest income, net of interest expense, was $708,000 for the year ended December 31, 2005 compared with $265,000 for 2004. The 2005 increase was due primarily to higher levels of invested cash in 2005 in addition to generally higher interest rates throughout 2005.

The Company had no income tax expense in 2005 or 2004 as it had incurred significant losses and has significant net operating loss carryforwards.

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

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties. At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $49.3 million compared to $20.6 million at December 31, 2004. The increase was primarily due to the $35.8 million in payments received from Schering AG under the collaboration agreement, $16.6 million in net proceeds from the private placement of 4.7 million shares of common stock and common stock warrants in August 2005, $2.4 million in proceeds from the issuance of 575,000 shares of common stock from the exercise of common stock warrants and $185,000 in proceeds from the issuance of 86,000 shares of common stock under employee benefit programs. These increases were offset in part by the net loss for 2005 of $21.1 million.

Net cash used in operating activities for the years ended December 31, 2005, 2004 and 2003, was $8.4 million, $14.6 million and $9.9 million, respectively. Expenditures in all periods were primarily a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates. We believe that G&A expenses may increase in 2006 in administrative support of research and development activity for TOCOSOL Paclitaxel. Our R&D expenses are expected to continue to increase substantially as we continue to advance our Phase 3 development for TOCOSOL Paclitaxel. We recognized $8.3 million in revenue in 2005, none in 2004 and $25,000 in 2003. We expect revenue to increase substantially in 2006 as we will have a full year of amortization of the upfront fee and funding of a larger portion of the research and development costs associated with the Phase 3 trial. We paid no corporate income taxes in any of the periods presented.

Net cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003, was $20.1 million, ($2.6) million and ($2.7) million, respectively. The cash provided by investing activities in 2005 was primarily related to maturities and sales of marketable securities as we shifted our portfolio to a cash equivalent basis and did not purchase any marketable securities. All funds received from corporate partnerships and equity financings in 2005 were directed to cash equivalent securities. The cash used in investing activities in 2004 and 2003 was primarily related to purchases of marketable securities and property and equipment, offset in part by maturities and sales of marketable securities occurring in the normal course of business. Activity related to marketable securities in 2004 and 2003 related primarily to the investment of money raised in equity financings and the related maturities and sales of those investments recorded accordingly to provide working capital to us on an as needed basis.

Net cash provided by financing activities for the years ended December 31, 2005, 2004 and 2003, was $37.2 million, $16.0 million and $13.9 million, respectively. The net cash provided by financing activities in 2005 primarily related to the payments received from Schering AG under our Collaboration and License Agreement, proceeds from the August 2005 equity financing, the exercise of common stock warrants and the issuance of common stock under employee benefit plans. The net cash provided by financing activities in 2004 and 2003 primarily related to proceeds from equity financings, exercise of common stock warrants and the issuance of common stock under employee benefit plans.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash, cash equivalents and marketable securities, in addition to payments under our agreement with Schering, will be sufficient to fund operations through at least the end of the first quarter of 2007. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering AG on additional studies. Under the terms of the Collaboration and License Agreement with Schering AG, we are also obligated to fund 50% of the costs of certain studies conducted by Schering AG. The exact cost and timing of these studies is yet to be finalized. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total cost of the Phase 3 Clinical trial is between $45 and $50 million. We will need significant additional capital by the second quarter of 2007 to support the continued development of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering AG and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment, which we believe will occur before the end of September 2006. Our future capital requirements depend on many factors including:

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $1.1 million and $46,000 under our leasehold financing agreements. Under the Collaboration and License Agreement with Schering, we are obligated to fund 50% of the costs of certain studies conducted by Schering. As these additional studies have not yet been finalized, no dollar amounts have been disclosed below. The following table summarizes our contractual obligations under these agreements, including interest as of December 31, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$45,590	$30,393	$15,197	$—	$—
Operating lease obligations	1,144,307	710,052	434,255	—	—
Total	$1,189,897	$740,445	$449,452	$—	$—

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.

•                  Cash and Cash Equivalents. We consider investments in highly liquid instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents and marketable securities consist principally of commercial paper, money market securities, corporate bonds/notes and government agency securities. We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. We consider marketable securities with maturity greater than twelve months long-term and maturity less than twelve months short-term.

•                  Revenue Recognition. Since inception, we have generated revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. These arrangements may include upfront non-refundable payments, development milestone payments, payments for research and development services performed and product sales royalties or revenue. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, we allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting and revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period.

Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities and / or regulatory approvals. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part. We recognize such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, we recognize revenue in a manner similar to that of an upfront technology license fee.

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to FDA approval of our submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the FDA require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

Revenue from research and development services performed under collaboration agreements is generally recognized in the period when the services are performed. Payments received in excess of amounts earned are recorded as deferred revenue.

Royalty revenue is generally recognized at the time of product sale by the licensee.

•                  Research and Development Expenses. Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs. Clinical trial expenses, which are included in research and development expenses and represent a significant portion of our research and development expenditures, represent obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates.

•                  Valuation of Equity Instruments. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), we elected to continue to apply the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. To comply with SFAS 123, we presented in the Notes to Consolidated Financial Statements, the pro forma effect on our net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to options granted to employees under our stock-based employee compensation plans.

We have adopted the requirements of SFAS 123R effective January 1, 2006, utilizing the “modified prospective” method. We have selected the Black-Scholes-Merton option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We anticipate that the adoption of SFAS 123R effective January 1, 2006, will result in stock-based compensation expense in fiscal 2006 of approximately $1.6 million for the vested portion of past awards. These estimates are based solely on awards that were currently unvested at January 1, 2006, and does not reflect the potential impact of additional options that may be granted in 2006.

In valuing our options using the Black-Scholes-Merton option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income (loss) and earnings (loss) per share if compensation expense had been recognized based on the fair value method. As of December 31, 2005, no revisions to the methods used in deriving the assumptions used in the Black-Scholes-Merton option-pricing model have been made. Revisions may occur in the future with the adoption of SFAS 123R.

In valuing our warrants using the Black-Scholes-Merton option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and expected lives of the warrants. Risk-free interest rates are derived from United States treasury securities as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected lives of the warrants is based on the term of the warrants. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our statements of operations, although in certain circumstances (as was the case in our collaboration with Schering AG), the value of warrants to collaborators may not be a separate unit of accounting for revenue recognition purposes and therefore may be considered in revenue recognition rather than as a separate expense in the statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon vesting of the warrant. As of December 31, 2005, no revisions to the methods used in deriving the assumptions used in the Black- Scholes-Merton option-pricing model for warrants have been made. Revisions may occur in the future with the adoption of SFAS 123R.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective approach. We estimate that stock-based compensation expense for 2006 will be approximately $1.6 million based on options outstanding as of December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2005, the decline in the fair value of the investment portfolio would not be material. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonus Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Seattle, Washington
March 14, 2006

Sonus Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,317,845	$416,847
Marketable securities	—	20,163,641
Accounts receivable from Schering AG	7,056,640	—
Other current assets	341,787	458,826
Total current assets	56,716,272	21,039,314

Equipment, furniture and leasehold improvements, net	1,006,403	1,479,785
Long term receivable from Schering AG	87,500	—
Other assets	103,739	51,500

Total assets	$57,913,914	$22,570,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,668,357	$3,176,709
Deferred revenue from Schering AG	5,545,920	—
Current portion of lease obligations	27,410	78,445
Total current liabilities	11,241,687	3,255,154

Deferred revenue from Schering AG, less current portion	11,086,612	—
Lease obligations, less current portion	14,763	42,172
Other liabilities	307,060	196,092

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 75,000,000 shares authorized; 30,565,746 and 21,352,795 shares issued and outstanding in 2005 and 2004, respectively	123,443,666	86,202,180
Accumulated deficit	(88,187,373)	(67,090,356)
Accumulated other comprehensive income (loss)	7,499	(34,643)
Total stockholders’ equity	35,263,792	19,077,181

Total liabilities and stockholders’ equity	$57,913,914	$22,570,599

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Revenue:
Collaboration revenue from Schering AG	$8,254,483	$—	$—
License fees	—	—	25,000
Total revenue	8,254,483	—	25,000

Operating expenses:
Research and development	24,493,651	10,706,223	7,653,486
General and administrative	5,570,051	5,869,331	3,009,665
Total operating expenses	30,063,702	16,575,554	10,663,151

Operating loss	(21,809,219)	(16,575,554)	(10,638,151)

Other income (expense):
Other income	4,160	—	—-
Interest income	714,866	289,587	213,188
Interest expense	(6,824)	(24,625)	(42,136)
Total other income, net	712,202	264,962	171,052

Net loss	$(21,097,017)	$(16,310,592)	$(10,467,099)

Basic and diluted net loss per share	$(0.88)	$(0.81)	$(0.68)

Shares used in calculation of basic and diluted net loss per share	24,027,127	20,169,258	15,503,794

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total
Balance at December 31, 2002	13,691,547	$56,010,950	$(40,312,665)	$25,643	$15,723,928
Comprehensive income (loss):
Net loss	—	—	(10,467,099)	—	(10,467,099)
Change in unrealized gain (loss) on investments	—	—	—	(21,495)	(21,495)
Comprehensive loss					(10,488,594)
Issuance of common stock under employee benefit plans	98,725	191,746	—	—	191,746
Exercise of common stock warrants	237,109	728,893	—	—	728,893
Issuance of common stock and common stock warrants (net of offering costs of $1,082,977)	3,930,071	13,153,710	—	—	13,153,710
Balance at December 31, 2003	17,957,452	70,085,299	(50,779,764)	4,148	19,309,683
Comprehensive income (loss):
Net loss	—	—	(16,310,592)	—	(16,310,592)
Change in unrealized gain (loss) on investments	—	—	—	(38,791)	(38,791)
Comprehensive loss					(16,349,383)
Issuance of common stock under employee benefit plans	150,628	259,093	—	—	259,093
Exercise of common stock warrants	344,715	1,409,884	—	—	1,409,884
Issuance of common stock (net of offering costs of $777,096)	2,900,000	14,447,904	—	—	14,447,904
Balance at December 31, 2004	21,352,795	86,202,180	(67,090,356)	(34,643)	19,077,181
Comprehensive income (loss):
Net loss	—	—	(21,097,017)	—	(21,097,017)
Change in unrealized gain (loss) on investments	—	—	—	42,142	42,142
Comprehensive loss					(21,054,875)
Issuance of common stock under employee benefit plans	86,082	185,117	—	—	185,117
Exercise of common stock warrants	575,000	2,351,750	—	—	2,351,750
Issuance of common stock and common stock warrants (net of offering costs of $1,180,669)	8,551,869	34,704,619	—	—	34,704,619
Balance at December 31, 2005	30,565,746	$123,443,666	$(88,187,373)	$7,499	$35,263,792

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(21,097,017)	$(16,310,592)	$(10,467,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592,825	552,277	390,965
Accretion of discount on marketable securities	(6,669)	(36,798)	(10,539)
Gain on sale of capital equipment	(4,160)	—	—-
Changes in operating assets and liabilities:
Accounts receivable from Schering AG	(7,056,640)	—	—-
Other current assets	117,039	(311,742)	91,325
Other long term assets	(139,739)	—	—-
Accounts payable and accrued expenses	2,491,648	1,533,762	130,566
Deferred revenue from Schering AG	16,632,532	—	—
Other liabilities	110,968	(47,532)	(44,782)
Net cash used in operating activities	(8,359,213)	(14,620,625)	(9,909,564)

Investing activities:
Purchases of capital equipment	(119,443)	(426,001)	(686,636)
Proceeds from sale of capital equipment	4,160	—	—-
Purchases of marketable securities	—	(31,830,775)	(21,876,067)
Proceeds from sales of marketable securities	7,360,968	8,198,719	1,386,530
Proceeds from maturities of marketable securities	12,851,484	21,421,000	18,480,000
Net cash used in investing activities	20,097,169	(2,637,057)	(2,696,173)

Financing activities:
Proceeds from issuance of common stock and common stock warrants under equity financings, net of issuance costs	34,704,619	14,447,904	13,153,710
Proceeds from exercise of common stock warrants	2,351,750	1,409,884	728,893
Proceeds from issuance of common stock under employee benefit plans	185,117	259,093	191,746
Payments on lease obligations	(78,444)	(151,369)	(137,602)
Net cash provided by financing activities	37,163,042	15,965,512	13,936,747

Change in cash and cash equivalents for the year	48,900,998	(1,292,170)	1,331,010
Cash and cash equivalents at beginning of year	416,847	1,709,017	378,007

Cash and cash equivalents at end of year	$49,317,845	$416,847	$1,709,017

Supplemental cash flow information:
Interest paid	$6,824	$24,625	$42,136

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

1.     Description of Business and Summary of Accounting Policies

Overview

Sonus Pharmaceuticals is focused on the development of oncology drugs that provide better therapeutic alternatives for cancer patients, including improved efficacy, safety, tolerability and are more convenient to use. Our business strategy is as follows:

•                  Develop proprietary formulations of therapeutic drugs utilizing our proprietary TOCOSOL technology; and

•                  Identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Liquidity

The Company has historically experienced recurring losses from operations which have generated an accumulated deficit of $88.2 million through December 31, 2005. For the year ended December 31, 2005, the Company used $8.4 million of cash to fund operations. At December 31, 2005, the Company had cash and cash equivalents of $49.3 million, and working capital of $45.5 million.

The Company expects that its cash requirements will continue to increase in future periods due to the projected development costs associated with TOCOSOL Paclitaxel and other product candidates. However, the Company believes it has sufficient cash to fund operations through the end of the first quarter of 2007.

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

Revenue Recognition

Since inception, the Company has generated revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. These arrangements may include upfront non-refundable payments, development milestone payments, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting and revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.

Nonrefundable upfront technology license fees, for product candidates where the Company provides continuing services related to product development, are deferred and recognized as revenue over the development period.

Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities and / or regulatory approvals. The Company believes that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on its part. The Company recognizes such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, the Company recognizes revenue in a manner similar to that of an upfront technology license fee.

The timing and amount of revenue recognized from licenses of technology, either from upfront fees or milestones where the Company provides continuing services related to product development, is primarily dependent upon its estimates of the development period. The Company defines the development period as the point from which research activities commence up to FDA approval of our submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of the Company’s control. Should the FDA require additional data or information, the Company would adjust its development period estimates accordingly. The impact on revenue of changes in estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

Revenue from research and development services performed under collaboration agreements is generally recognized in the period when the services are performed. Payments received in excess of amounts earned are recorded as deferred revenue.

Royalty revenue is generally recognized at the time of product sale by the licensee.

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

Stock-Based Compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” companies may continue to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for stock-based compensation and provide footnote disclosure of the pro forma impact of expensing stock options. The Company has elected to follow the disclosure-only provisions of SFAS No. 123 and continues to apply APB 25 and related interpretations in accounting for its stock option plans. Under the provisions of APB 25 and related interpretations, employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant (the difference between the market value of the underlying common stock on the date of grant and the option exercise price, if any).

At December 31, 2005, the Company had several stock-based employee compensation plans, which are described more fully in Note 8. All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and therefore, in accordance with APB 25, no stock-based employee compensation cost has been recorded.

As required under SFAS 123, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value expense recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003

Net loss, as reported	$(21,097,017)	$(16,310,592)	$(10,467,099)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,629,317)	(1,528,401)	(976,056)

Pro forma net loss	$(22,726,334)	$(17,838,993)	$(11,443,155)

Loss per share:
Basic and diluted-as reported	$(0.88)	$(0.81)	$(0.68)
Basic and diluted-pro forma	$(0.95)	$(0.88)	$(0.74)

Comprehensive Income

In accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130), the Company has reported comprehensive income, defined as net income (loss) plus other comprehensive income, in the Statements of Stockholders’ Equity. The total of other accumulated comprehensive income consists of unrealized gains and losses on certain cash equivalent and marketable securities.

Per Share Data

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and warrants.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective approach. We estimate that stock-based compensation expense for 2006 will be approximately $1.6 million based on options outstanding as of December 31, 2005.

2.     Collaboration and License Agreement with Schering AG

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, the Company granted Schering an exclusive, worldwide license to its TOCOSOL Paclitaxel anti-cancer product (the “Product”). With respect to the Product, Schering paid Sonus an upfront license fee of $20 million and pays Sonus for research and development services performed equal to 50% of eligible Product research and development costs. In addition, Schering may pay Sonus (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S. The parties have agreed to a development program consisting of the ongoing initial pivotal trial in metastatic breast cancer and trials to support launch of the Product and planned trials for additional indications. The Company has retained co-promotion rights in the U.S. and also granted Schering the right of first negotiation on the Camptothecin molecule it is currently developing.

In connection with the Collaboration and License Agreement, the Company entered into a Securities Purchase Agreement with Schering and Schering Berlin Venture Corporation, a Delaware corporation (“SBVC” and collectively with Schering, the “Investors”), pursuant to which the Company sold an aggregate of 3,900,000 shares of common stock (the “Common Shares”) and a warrant to purchase an aggregate of up to 975,000 shares of common stock (the “Warrant Shares” and collectively with the Common Shares, the “Shares”), resulting in aggregate consideration of approximately $15.8 million. The Common Shares were sold at $4.02 per share, which was equal to the per share closing price of the Company’s common stock as reported on the Nasdaq National Market on October 14, 2005, the trading day immediately preceding the date of the Securities Purchase Agreement. The corresponding warrant was sold at a purchase price of $0.125 per Warrant Share. The warrant has a five-year term and entitles the Investors to purchase the Warrant Shares at an exercise price of $4.42 per share, which is equal to 110% of the purchase price per share of the common stock paid by the Investors under the Securities Purchase Agreement. As of December 31, 2005, the Investors held approximately 13% of the outstanding common stock of the Company.

During 2005, the Company recognized revenue of $1.2 million as amortization of the upfront license fee and an additional $7.1 million related to research and development services performed for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs. The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated as the end of 2008. As the clinical development program for TOCOSOL Paclitaxel is still being finalized in collaboration with Schering AG, we cannot estimate the total costs or expected reimbursements at this time. The Company reduced the revenue to be recognized over the development period related to the $20 million upfront license payment by $2.3 million. This represented the excess fair value of the warrants purchased by the Investors above the amount paid in connection with their equity investment in Sonus. This adjustment was made because both the equity investment and the upfront payment were considered to be a single unit of accounting. As of December 31, 2005, the Company had $16.6 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for the warrant valuation) as well as $7.1 million in current and long-term receivables from Schering AG on its balance sheet.

3.     Marketable Securities

Marketable securities consist of the following at December 31, 2005 and 2004:

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2005:

	$—	$—	$—	$—

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2004:
Corporate debt securities (principally commercial paper and bonds/notes) and government securities	$20,198,284	$—	$(34,643)	$20,163,641

Realized gains on the sales of available for sale securities were $0, $1,058 and $1,893 in 2005, 2004 and 2003, respectively. The realized losses on sales of available for sale securities were $1,171, $0 and $0 in 2005, 2004 and 2003, respectively. The Company held no marketable securities as of December 31, 2005 as the entire portfolio was reinvested in cash equivalent securities due to the prevailing interest rate environment. The unrealized gains on cash equivalent securities were $7,499 as of December 31, 2005. All of the marketable securities held as of the end of 2004 had maturities of one year or less. The Company only invests in triple A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any permanent impairments related to unrealized losses for the years ended December 31, 2005 and 2004, respectively given the quality of the investment portfolio and its short-term nature.

4.     Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following:

	2005	2004
Laboratory equipment	$3,595,440	$3,613,803
Office furniture and equipment	1,257,729	1,183,541
Leasehold improvements	1,306,840	1,304,487
	6,160,009	6,101,831
Less accumulated depreciation and amortization	(5,153,606)	(4,622,046)
	$1,006,403	$1,479,785

We held laboratory equipment acquired under capital leases with an original cost of $392,968 as of December 31, 2005 and 2004. Accumulated depreciation on this equipment was $355,600 and $300,900 at December 31, 2005 and 2004, respectively.

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2005	2004
Accounts payable	$1,260,513	$815,203
Accrued expenses:
Clinical trials	2,224,447	912,643
Compensation	1,455,329	792,755
Legal & professional	60,660	423,732
Other	667,408	232,376
	$5,668,357	$3,176,709

6.     Other assets

Other assets consist of the following:

	2005	2004
Long-term portion of prepaid insurance	$52,239	$—
Deposit on facility lease	51,500	51,500
	$103,739	$51,500

7.     Income Tax

The Company recorded no income tax expense or benefit during 2005, 2004 or 2003.

A reconciliation of the Federal Statutory tax rate of 34% to the Company’s effective income tax rate follows:

	2005	2004	2003
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
Utilization of net operating loss carryforwards	—	—	—
Permanent difference	3.67	0.05	0.02
Change in valuation allowance	33.63	33.95	33.98
Federal tax (refund)	—	—	—
Other	(3.30)	—	—

Effective tax rate	—	—	—

Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Federal net operating loss carryforwards	$23,782,000	$22,698,000
Deferred Revenue	5,655,000	0
Other	166,000	192,000
Research and development credits	2,651,000	2,299,000
Book in excess of tax depreciation expense	106,000	69,000
Gross deferred tax assets	32,360,000	25,258,000
Valuation allowance for net deferred tax assets	(32,360,000)	(25,258,000)
Net deferred tax assets	$—	$—

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2005 and 2004, a valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased $7.1 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $69.9 million for income tax reporting purposes and research and development tax credit carryforwards of approximately $2.7 million. The federal operating loss carryforwards and research and development credits begin to expire in 2006. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $2.6 million, the resulting benefit will be credited to stockholders’ equity.

The Company’s past sales and issuances of stock have likely resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the utilization of the Company’s net operating losses and tax credits will be limited and a portion of the carry-forwards may expire unused.

8.     Stockholders’ Equity

Common Stock

At December 31, 2005, the Company had shares of common stock reserved for possible future issuance as follows:

Stock options outstanding	3,819,170
Warrants outstanding	4,554,052
Shares available for future grant under stock plans	1,686,966
10,060,188

Private Placements

In October 2005, the Company issued 3,900,000 shares of common stock and warrants to purchase 975,000 shares of common stock to Schering Berlin Venture Corporation for aggregate consideration of $15.8 million in connection with the Collaboration and License Agreement with Schering AG. The Common Shares were sold at $4.02 per share, which is equal to the per share closing price of the Company’s common stock as reported on the Nasdaq National Market on October 14, 2005, the trading day immediately preceding the date of the Securities Purchase Agreement. The five-year warrants were sold at a price of $0.125 per share underlying each warrant, have an exercise price of $4.42 per share and expire in October 2010.

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

Stock Warrants

At December 31, 2005, there were warrants outstanding to purchase 4.6 million shares of common stock at exercise prices ranging from $4.09 to $9.40 per share and expiration dates ranging from January 2007 to October 2010. During 2005, the Company recorded $2.4 million in proceeds from the issuance of 575,000 shares of common stock from the exercise of common stock warrants. During 2004, the Company recorded $1.4 million in proceeds from the issuance of 345,000 shares of common stock from the exercise of common stock warrants.

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

A summary of activity related to the Company’s stock options follows:

	Shares	Exercise Price
Balance, December 31, 2002	2,218,794	$0.20	—	$44.00
Granted	817,827	2.14	—	5.08
Exercised	(78,220)	0.20	—	3.79
Canceled	(369,749)	1.46	—	44.00
Balance, December 31, 2003	2,588,652	0.63	—	44.00
Granted	926,575	2.86	—	7.84
Exercised	(136,670)	0.63	—	3.38
Canceled	(368,048)	0.88	—	8.08
Balance, December 31, 2004	3,010,509	0.63	—	44.00
Granted	1,039,000	2.87	—	5.10
Exercised	(60,998)	0.88	—	4.06
Canceled	(169,341)	2.03	—	8.19
Balance, December 31, 2005	3,819,170	0.63	—	44.00

Options exercisable at December 31, 2005, 2004, and 2003, were 1,953,680 1,485,380 and 1,346,995, respectively. The weighted average exercise prices for those options for the years ended December 31, 2005, 2004 and 2003, were $4.83, $4.13 and $4.23, respectively

The following table summarizes information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.63	—	$1.46	237,975	4.92 years	$0.74	237,441	$0.74
$2.03	—	$3.72	1,091,507	8.08 years	$2.85	558,975	$2.72
$3.79	—	$6.00	1,802,143	8.49 years	$5.08	572,828	$5.28
$6.25	—	$8.08	659,912	5.24 years	$6.98	556,803	$7.06
$19.38	—	$20.50	15,000	1.81 years	$19.75	15,000	$19.75
$37.00	—	$44.00	12,633	1.83 years	$39.77	12,633	$39.77
Total			3,819,170	7.54 years	$4.67	1,953,680	$4.83

Pro forma information regarding net loss per share required by SFAS 123 and disclosed in Note 1 has been determined as if we accounted for our employee options under the fair value method of SFAS 123. The fair value of each option is estimated using the Black-Scholes-Merton option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years (4) no expected dividends for each year presented, (5) stock price volatility factor of 0.7870, 0.9913, and 1.116 in 2005, 2004 and 2003, respectively, and (6) a risk-free interest rate of 4.39%, 3.49% and 2.97% in 2005, 2004 and 2003, respectively. The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $2.99, $2.89 and $3.17, respectively.

Stock Purchase Plan

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each three-month offering period. Shares purchased under the plan were 6,493, 3,390 and 10,860 in 2005, 2004 and 2003, respectively. At December 31, 2005, a total of 6,057 shares remain available for purchase by employees under the plan. The plan expired on December 31, 2005.

401(k) Plan

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. Shares issued as matching contributions under the plan were 18,591 10,568 and 9,645 in 2005, 2004 and 2003, respectively. The related expense recorded on these matching contributions was $66,770, $44,400 and $33,400 in 2005, 2004 and 2003, respectively. At December 31, 2005, a total of 28,478 shares remain available for future issuances as matching contributions under the plan.

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

9.     Net Income (Loss) Per Share

A reconciliation between basic and diluted net loss per share is as follows:

	2005	2004	2003
Basic net loss per share:
Net loss	$(21,097,017)	$(16,310,592)	$(10,467,099)
Weighted average common shares	24,027,017	20,169,258	15,503,794
Basic net loss per share	$(0.88)	$(0.81)	$(0.68)

Diluted net loss per share:
Net loss	$(21,097,017)	$(16,310,592)	$(10,467,099)
Weighted average common shares	24,027,017	20,169,258	15,503,794
Dilutive potential common shares	—	—	—
Total dilutive shares	24,027,017	20,169,258	15,503,794

Diluted net loss per share	$(0.88)	$(0.81)	$(0.68)

As of December 31, 2005, 2004 and 2003 a total of 8,373,222 4,838,625 and 4,761,483 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

10.  Commitments and Contingencies

The Company has leased office space and equipment under three operating lease agreements, which expire in July 2007 and November 2007, respectively. Under the office space lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises. Future minimum lease payments under these leases are as follows:

2006	$710,052
2007	434,255
2008	0
2009	0
2010 and thereafter	0
$1,144,307

Rental expense for the years ended December 31, 2005, 2004 and 2003 was $644,000, $647,000 and $553,000, respectively.

The Company also entered into two capital leases for laboratory equipment and a leasehold financing arrangement in 2002. Both capital leases had terms of 36 months, implied interest rates of approximately 10% and are secured by the underlying assets. These leases were fully paid in 2005 and ownership of the assets transferred to the Company. The leasehold financing arrangement has a term of 64 months and an interest rate of 10%. The following is a summary of the lease obligations and the related future minimum payments as of December 31, 2005:

2006	$30,393
2007	15,197
2008	0
2009	0
2010 and thereafter	0
Total lease payments	45,590
Less amount representing interest	(3,417)
Present value of net minimum lease payments	42,173
Less current portion	(27,410)
Long-term lease obligations, excluding current portion	$14,763

11.  Quarterly Financial Information (unaudited)

	Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
2005
Collaboration revenue from Schering AG	$—	$—	$—	$8,254
Operating expenses	$4,866	$4,165	$9,042	$11,991
Operating loss	$(4,866)	$(4,165)	$(9,042)	$(3,736)
Net loss	$(4,775)	$(4,091)	$(8,908)	$(3,323)
Net loss per share:
Basic	$(0.22)	$(0.19)	$(0.37)	$(0.10)
Diluted	$(0.22)	$(0.19)	$(0.37)	$(0.10)

2004
Revenue	$—	$—	$—	$—
Operating expenses	$3,614	$3,817	$3,692	$5,453
Operating loss	$(3,614)	$(3,817)	$(3,692)	$(5,453)
Net loss	$(3,578)	$(3,761)	$(3,612)	$(5,360)
Net loss per share:
Basic	$(0.20)	$(0.19)	$(0.17)	$(0.25)
Diluted	$(0.20)	$(0.19)	$(0.17)	$(0.25)

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonus Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sonus Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonus Pharmaceutical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sonus Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sonus Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sonus Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sonus Pharmaceuticals, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Seattle, Washington
March 14, 2006

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

The other information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	3,334,651	$4.62	1,642,230
Equity compensation plans not approved by security holders (2)	484,519	$4.97	16,258
Total	3,819,170		1,658,488

(1)          Our 2000 Stock Incentive Plan was approved by security holders with 500,000 shares authorized under the plan. Stock options issued under the 2000 plan are generally granted at the fair market value on the date of grant and expire ten years from the date of grant. The plan also has an annual feature whereby an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares. 1,636,173 shares were available for issuance as of December 31, 2005. The Company also had 6,057 shares available at December 31, 2005 for issuance under its Employee Stock Purchase Plan. This plan expired on December 31, 2005.

(2)          Our 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”) is a broad-based plan for which shareholder approval was not required or obtained. A total of 900,000 shares are authorized under the 1999 Plan with 16,258 available for issuance as of December 31, 2005. Options to purchase 484,519 shares of common stock under the 1999 Plan were outstanding as of December 31, 2005 at a weighted average exercise price of $4.97. Stock options issued under the 1999 Plan are generally granted with an exercise price equal to fair market value on the date of grant, but in no event may be less than 85% of the then fair market value. Options under the 1999 Plan have various vesting schedules and expire ten years from the date of grant. The 1999 Plan also authorizes the issuance of restricted stock, although no restricted stock grants have been issued under the 1999 Plan. Shares underlying unexercised options that expire or are terminated become available again for future grants.

The remaining information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in       the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Index to Exhibits Description	Location

Exhibit No. 2: Plan of Acquisition
2.1	Stock Purchase Agreement, dated November 3, 2004	(22)
2.2	Amended and Restated Stock Purchase Agreement, dated December 22, 2004.	(23)

Exhibit No. 3: Articles of Incorporation
3.2	Amended and Restated Certificate of Incorporation of the Company.	(1)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	(7)
3.4	Amended and Restated Bylaws of the Company.	(1)
3.5	Amended and Restated Certificate of Incorporation of the Company.	(20)

Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate of Common Stock.	(1)
4.2	Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation.	(3)
4.3	First Amendment to Rights Agreement, dated as of August 23, 1996, between the Company and U.S. Stock Transfer Corporation.	(17)

Exhibit No.	Index to Exhibits Description	Location

Exhibit No. 10: Material Contracts

Compensation Plans and Arrangements
10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (the “1991 Plan”), as amended.	(1)
10.2	Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.3	Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan.	(1)
10.4	Form of Restricted Stock Purchase Agreement pertaining to the 1991 Plan.	(1)
10.5	Sonus Pharmaceuticals, Inc. 1995 Stock Option Plan for Directors (the “Director Plan”).	(1)
10.6	Form of Stock Option Agreement pertaining to the Director Plan.	(1)
10.7	1999 Nonqualified Stock Incentive Plan (the “1999 Plan”).	(7)
10.8	Form of Stock Option Agreement pertaining to the 1999 Plan.	(7)
10.9	Form of Restricted Stock Purchase Agreement pertaining to the 1999 Plan.	(7)
10.10	2000 Stock Incentive Plan (the “2000 Plan”).	(9)
10.11	Form of Stock Option Agreement pertaining to the 2000 Plan.	(9)
10.12	Sonus Pharmaceuticals, Inc. Employee Stock Purchase Plan.	(2)
10.13	Change in Control Agreement for Michael Martino, dated September 15, 1998.	(4)
10.14	Change in Control Agreement for Richard J. Klein, dated October 25, 2000.	(10)
10.15	Change in Control Agreement for Michael A. Martino, dated July 18, 2001.	(12)
10.16	Change in Control Agreement for Michael B. Stewart, dated May 1, 2003.	(18)
10.17	Change in Control Agreement for Michael A. Martino, dated October 10, 2003.	(19)
10.18	Change in Control Agreement for Richard J. Klein, dated October 10, 2003.	(19)
10.19	Change in Control Agreement for Michael B. Stewart, dated October 10, 2003.	(19)
10.20	Change in Control Agreement for Alan Fuhrman, dated September 15, 2004.	(22)
10.21	Amended and Restated Executive Compensation Program.	(25)
10.22	Form of Performance Award under Executive Compensation Program.	(25)

Other Material Contracts
10.20	Lease Agreement dated January 17, 1994 between the Company and WRC Properties, Inc.	(1)
10.21	Amendment 2 dated October 28, 1997 to Lease Agreement dated January 17, 1994.	(5)
10.22	Amendment 3 dated October 15, 1998 to Lease Agreement dated January 17, 1994.	(5)
10.23	Amendment 4 dated November 29, 2001 to Lease Agreement dated January 17, 1994.	(15)
10.24	Form of Indemnification Agreement for Officers and Directors of the Company.	(1)
10.25	License Agreement by and between Nycomed Amersham AS and the Company dated August 31, 1999.	(8)
10.26	License Agreement by and between Chugai Pharmaceutical Co. Ltd., Molecular Biosystems, Inc., and the Company, dated December 22, 2000.	(11)
10.27	Nycomed Assignment and Asset Transfer Agreement, dated August 3, 2001.	(13)
10.28	Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(14)
10.29	First Amendment dated May 5, 2003 to Supply Agreement dated January 22, 2002 between Indena SpA and Sonus Pharmaceuticals, Inc.	(18)
10.30	Manufacturing and Supply Agreement by and between the Company and Gensia Sicor Pharmaceutical Sales, Inc., dated June 26, 2002.	(16)
10.31	Securities Purchase Agreement, dated May 7, 2004.	(21)
10.32	Registration Rights Agreement, dated May 7, 2004.	(21)
10.33	Securities Purchase Agreement, dated August 15, 2005.	(26)

Exhibit No.	Index to Exhibits Description	Location

10.34	Registration Rights Agreement, dated August 15, 2005.	(26)
10.35	Collaboration and License Agreement by and between the Company and Schering AG, dated October 17, 2005.	(6)
10.36	Securities Purchase Agreement, dated October 17, 2005.	(6)
10.37	Registration Rights Agreement, dated October 17, 2005.	(6)

Exhibit No. 23: Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.	(6)
24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).	(6)

Certifications
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(6)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(6)
32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).	(6)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).	(6)

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

(19)    Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

(20)    Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(21)    Incorporated by reference to the Company’s Current Report on Form 8-K filed May 13, 2004.

(22)    Incorporated by reference to the Company’s Current Report on Form 8-K filed September 20, 2004.

(23)    Incorporated by reference to the Company’s Current Report on Form 8-K filed November 8, 2004.

(24)    Incorporated by reference to the Company’s Current Report on Form 8-K filed December 28, 2004.

(25)    Incorporated by reference to the Company’s Current Report on Form 8-K filed January 4, 2005.

(26)    Incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on March 16, 2006.

SONUS PHARMACEUTICALS, INC.

Dated: March 16, 2006	By:	/s/ Michael A. Martino
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

/s/ Michael A. Martino	President, Chief Executive	March 16, 2006
Michael A. Martino	Officer and Director (Principal Executive Officer)

/s/ Alan Fuhrman	Senior Vice President,	March 16, 2006
Alan Fuhrman	Chief Financial Officer (Principal Financial Officer)

/s/ Craig S. Eudy	Vice President,	March 16, 2006
Craig S. Eudy	Corporate Controller (Principal Accounting Officer)

/s/ Michelle Burris	Director	March 16, 2006
Michelle Burris

/s/ George W. Dunbar, Jr.	Director	March 16, 2006
George W. Dunbar, Jr.

/s/ Robert E. Ivy	Director, Chairman of	March 16, 2006
Robert E. Ivy	the Board of Directors

/s/ Dwight Winstead	Director	March 16, 2006
Dwight Winstead