Form 10-Q
period 2006-03-31
SONUS PHARMACEUTICALS INC
filed 2006-05-10
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2006

Common Stock, $.001 par value	36,782,764

Sonus Pharmaceuticals, Inc.

Index to Form 10-Q

Part I. Financial Information

Item 1.	Financial Statements

Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Statements of Operations (unaudited) for the three months ended March 31, 2006 and March 31, 2005

Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and March 31, 2005

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Items 1, 2, 3, 4 and 5 are not applicable and therefore have been omitted.

Part I.     Financial Information

Item 1.           Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,226,345	$49,317,845
Accounts receivable from Schering AG	3,473,530	7,056,640
Other current assets	333,001	341,787
Total current assets	52,032,876	56,716,272

Equipment, furniture and leasehold improvements, net	929,539	1,006,403
Long term receivable from Schering AG	87,500	87,500
Other assets	95,903	103,739

Total assets	$53,145,818	$57,913,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,916,587	$5,668,357
Deferred revenue from Schering AG	5,545,919	5,545,920
Current portion of lease obligations	28,101	27,410
Total current liabilities	12,490,607	11,241,687

Deferred revenue from Schering AG, less current portion	9,700,133	11,086,612
Lease obligations, less current portion	7,473	14,763
Other liabilities	291,052	307,060

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 30,649,314 and 30,565,746 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	124,144,276	123,443,666
Accumulated deficit	(93,497,639)	(88,187,373)
Accumulated other comprehensive income	9,916	7,499
Total stockholders’ equity	30,656,553	35,263,792

Total liabilities and stockholders’ equity	$53,145,818	$57,913,914

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Collaboration revenue from Schering AG	$4,053,618	$—

Operating expenses:
Research and development	8,110,502	3,123,424
General and administrative	1,768,322	1,742,946
Total operating expenses	9,878,824	4,866,370
Operating loss	(5,825,206)	(4,866,370)

Other income (expense):
Other income	—	4,160
Interest income	515,940	89,500
Interest expense	(1,000)	(2,625)
Total other income, net	514,940	91,035

Net loss	$(5,310,266)	$(4,775,335)

Basic and diluted net loss per share	$(0.17)	$(0.22)

Shares used in computation of basic and diluted net loss per share	30,620,878	21,353,868

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,310,266)	$(4,775,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,653	181,733
Non-cash stock-based compensation	384,603	3,170
Amortization (accretion) related to cash equivalent/marketable securities	2,417	(80)
Gain on sale of capital equipment	—	(4,160)
Changes in operating assets and liabilities:
Accounts receivable from Schering AG	3,583,110	—
Other current assets	8,786	174,812
Other long term assets	7,836	—
Accounts payable and accrued expenses	1,248,230	(940,226)
Deferred revenue from Schering AG	(1,386,480)	—
Other liabilities	(16,008)	(16,008)
Net cash used in operating activities	(1,342,119)	(5,376,094)

Investing activities:
Purchases of capital equipment	(58,789)	(67,869)
Proceeds from sale of capital equipment	—	4,160
Proceeds from sales of marketable securities	—	2,695,968
Proceeds from maturities of marketable securities	—	6,202,000
Net cash (used in) provided by investing activities	(58,789)	8,834,259

Financing activities:
Proceeds from exercise of common stock warrants	287,220	—
Proceeds from issuance of common stock under employee benefit plans	28,787	31,527
Payments on lease obligations	(6,599)	(40,151)
Net cash provided by (used in) investing activities	309,408	(8,624)

Change in cash and cash equivalents for the period	(1,091,500)	3,449,541
Cash and cash equivalents at beginning of period	49,317,845	416,847

Total cash and cash equivalents	$48,226,345	$3,866,388

Supplemental cash flow information:
Interest paid	$1,000	$2,625

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

1.     Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2005 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the Securities and Exchange Commission on March 16, 2006. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

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

During the three month period ended March 31, 2006, the Company recognized revenue of $1.4 million as amortization of the upfront license fee and an additional $2.7 million related to research and development services performed for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs. The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated as the end of 2008. As the clinical development program for TOCOSOL Paclitaxel is still being finalized in collaboration with Schering AG, we cannot estimate the total costs or expected reimbursements at this time. The Company reduced the revenue to be recognized over the development period related to the $20 million upfront license payment by $2.3 million. This represented the excess fair value of the warrants purchased by the Investors above the amount paid in connection with their equity investment in Sonus. This adjustment was made because both the equity investment and the upfront payment were considered to be a single unit of accounting. As of March 31, 2006, the Company had $15.2 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for the warrant valuation) as well as $3.6 million in current and long-term receivables from Schering AG on its balance sheet.

3.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
Accounts payable	$367,620	$1,260,513
Accrued expenses:
Clinical trials	4,360,752	2,224,447
Product manufacturing	1,406,347	438,332
Compensation	538,495	1,455,329
Other	243,373	289,736
	$6,916,587	$5,668,357

4.     Comprehensive Income (Loss)

	Three months ended March 31,
	2006	2005
Net loss	$(5,310,266)	$(4,775,335)
Unrealized gain on marketable securities	2,417	7,210
Comprehensive loss	$(5,307,849)	$(4,768,125)

5.     Stockholders’ Equity

Common Stock Issuances

During the first quarter of 2006, the Company recorded $287,000 in proceeds from the issuance of 70,000 shares of common stock from the exercise of common stock warrants, in addition to $29,000 in proceeds from the issuance of 13,000 shares of common stock from the issuance of shares under employee benefit programs.

Employee Stock Plans

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

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period. At March 31, 2006, a total of 100,000 shares remain available for purchase by employees under the plan.

Adoption of SFAS 123R

The Company adopted the requirements of SFAS No. 123 (revised 2004), “Share-Based Payment,” (or “SFAS 123R”) January 1, 2006, utilizing the “modified prospective” method. The Company uses the Black-Scholes-Merton option-pricing model as the most appropriate fair-value method for its awards and recognizes compensation cost on a straight-line basis over its awards’ vesting periods in accordance with the provisions of SFAS 123R. In valuing its options using the Black-Scholes-Merton option-pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates, of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on the Company’s historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of the Company’s common stock as traded on NASDAQ. Forfeiture rates are estimated using historical actual forfeiture rates that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule.

For unvested awards granted prior to the adoption date, compensation expense is based on the original grant date fair value measurement under SFAS 123, “Accounting for Stock-Based Compensation”. We currently believe that the assumptions used to generate those fair values are appropriate and therefore have not revised those calculations.

Prior to the adoption of SFAS 123R

The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123.

The pro-forma information for the three months ended March 31, 2005 was as follows:

March 31, 2005

Net loss, as reported	$(4,775,335)
Add: Stock-based employee compensation expense included in reported net loss	3,170

Deduct: Stock-based employee compensation expense determined under the fair value based method	(397,272)
Pro forma net loss	$(5,169,437)

Earnings per share:
Basic and diluted-as reported	$(0.22)
Basic and diluted-pro forma	$(0.24)

Impact of the adoption of SFAS 123R

The Company elected to implement SFAS 123R using the modified prospective application method.  Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123 for unvested options outstanding as of January 1, 2006 and recorded compensation expense under the provisions of SFAS 123R for options granted during the three month period ended March 31, 2006. Previously reported amounts have not been restated.  As the Company uses a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes or cash flow. The effect of recording stock-based compensation for the three month period ended March 31, 2006 was as follows:

March 31, 2006

Stock-based compensation expense:
General & administrative	$(186,135)
Research & development	(198,468)
Total stock-based compensation expense	(384,603)
Tax effect on stock-based compensation	—
Net effect on income	$(384,603)

Effect on earnings per share:
Basic and diluted	$(0.013)

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $5.4 million before estimated forfeitures.  In the Company’s pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.2 million, and therefore, the proforma deferred stock-based compensation balance related to stock options was adjusted to $4.2 million after estimated forfeitures.

As of March 31, 2006, the proforma deferred stock-based compensation balance related to stock options after adjusting for estimated forfeitures was $3.9 million and will be recognized over an estimated weighted average period of 2.2 years.

The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 77.6% and 88.5% as of March 31, 2006 and 2005, respectively, (6) forfeiture rate of 14.83% as of March 31, 2006, and (7) a risk-free interest rate of 4.55% and 3.88% as of March 31, 2006 and 2005, respectively.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company will evaluate its assumptions on a regular basis. These evaluations may result in changes to assumptions which may have a material effect on compensation expense recorded under SFAS 123R. There were no such changes as of March 31, 2006.

Stock Option Activity

The following is a summary of option activity for the first quarter of 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2005	1,652,431	3,819,170	$4.66
Grants	(35,000)	35,000	5.69
Exercises	—	(10,000)	0.88
Cancellations	10,000	(14,500)	4.98
March 31, 2006	1,627,431	3,829,670	$4.68

The intrinsic value of options exercised during the first quarters of 2006 and 2005 was $55,000 and $7,000, respectively. The estimated fair value of shares vested during the first quarters of 2006 and 2005 was $408,264 and $454,610, respectively. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $3.42 and $2.78, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price

$0.63 - $1.46	227,975	4.68	$0.73	227,666	4.67	$0.73
$2.03 - $3.72	1,091,507	7.83	$2.85	621,179	7.46	$2.73
$3.79 - $6.00	1,827,143	8.27	$5.10	605,290	6.09	$5.25
$6.25 - $8.08	655,412	5.02	$6.98	566,202	4.58	$7.05
$19.38 -$20.50	15,000	1.57	$19.75	15,000	1.57	$19.75
$37.00 -$44.00	12,633	1.58	$39.77	12,633	1.58	$39.77
	3,829,670			2,047,970

6.     Subsequent Event

On May 2, 2006, the Company closed on the issuance of approximately 6.1 million shares of common stock in a registered direct offering for gross proceeds of $30.6 million (approximately $28.6 million net of transaction costs). The common stock was sold at a price of $5.00 per share and was previously registered through a shelf registration statement on Form S-3 that was declared effective by the SEC earlier in 2006.

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

•                  volatility in the value of our common stock,

•                  continued listing on the NASDAQ National Market; and

•                  other factors set forth under “Risk Factors” contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2005 filed on March 16, 2006 and in this Quarterly Report on Form 10Q.

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

Business Overview

Sonus Pharmaceuticals is focused on the development of oncology drugs that provide better therapeutic alternatives for cancer patients, including improved efficacy, safety, and tolerability, and are more convenient to use. Our business strategy is as follows:

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

TOCOSOL Paclitaxel

Our lead oncology product candidate, TOCOSOL Paclitaxel, is a novel formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion formulation. We believe that data from clinical trials conducted to-date suggest that TOCOSOL Paclitaxel:

•                  compares favorably with approved taxane products and other new paclitaxel formulations under development (safety and efficacy remain to be proven in Phase 3 testing of TOCOSOL Paclitaxel, which is currently underway);

•                  offers the convenience of a ready-to-use formulation that does not require preparation prior to administration;

•                  can be administered to patients by a short 15-minute infusion, compared to the one- to three-hour infusion that is typically required with Taxotere® and Taxol or generic versions of paclitaxel;

•                  does not require any special intravenous (i.v.) tubing, filters or other apparatus; and

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

Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003, and all patients have been evaluated by their physicians for efficacy results, including objective response rate, time to disease progression, and overall survival duration. Data review, confirmation and analysis are now complete, and databases have been locked. A total of 120 patients in the ovarian, non-small cell lung and bladder cancer studies were evaluable for objective response, which means that the patients received at least eight weekly cycles of TOCOSOL Paclitaxel and underwent CT scans to confirm anti-tumor responses according to RECIST. Final analyses of all data are expected to be complete by mid-2006.

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

The response rates for these three Phase 2a clinical trials are summarized in the table below:

Cancer Type	No. Patients Evaluable	Stable Disease	Objective Responses (OR)
			Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	51	16	17	3	20	39%	(26% - 54%)
NSCL	42	18	6	3	9	21%	(10% - 37%)
Bladder	27	11	7	2	9	33%	(17% - 54%)

Following completion of treatment in the Phase 2a studies, clinical monitoring of each consenting patient was continued to assess survival duration. Median survival in each of the three studies has been estimated based on reports received from investigators as of December 2005:

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	64.1	(49.1 - 106.4)
NSCL	34.7	(18.9 - 48.0)
Bladder	57.4	(27.1 - 94.9)

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer. By October 2004, we had enrolled a total of 47 patients. At the end of September 2005, the investigators reported an overall objective response rate of 53%, (95% Confidence Interval 38% - 68%). Review of all radiographic images by an independent radiologist who had no information about individual patients’ treatment or non-radiographic response assessments reported a confirmed objective response rate of 49%, (95% Confidence Interval 34% - 64%). Three patients remain on active treatment at the end of March 2006. We currently estimate the median time to disease progression at 7.2 months (95% Confidence Interval 5.5 – 9.8 months) and patient follow-up for survival duration will continue throughout the next two years.

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in all clinical studies. The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy. Among 210 patients treated in the Phase 2 clinical trials as of April 2006, the incidence of at least one episode of Grade 4 neutropenia (absolute neutrophil count <500 cells/mm3) during treatment was 19%. However, only 2% of patients had febrile neutropenia, and there were no septic deaths. No peripheral neuropathy was observed in 53% of patients, Grade 3 peripheral neuropathy was reported in only 9% of patients cumulatively, and no patients experienced Grade 4 peripheral neuropathy. We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered with the approved dosing regimen of 175 mg/m2 every three weeks. Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients. Paclitaxel-mediated infusion-related toxicities, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were infrequently observed following more than 3,500 administered doses. Investigators have reported that infusion-related toxicities associated with our product could be ameliorated by temporary (a few minutes) interruption of infusion, while corticosteroid premedications were not helpful. Infusion-related toxicities very rarely prevented delivery of intended doses. Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

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

Our objective is to work with our corporate partner (Schering AG) to advance final clinical development, gain marketing approval and maximize the commercial opportunity for TOCOSOL Paclitaxel. Our regulatory strategy is to gain the fastest possible market entry with a competitive label, while pursuing opportunities to further differentiate the product. Our strategy for product approval includes the following:

•                  505(b)(2). We will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy. The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known. As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel exposure in the circulation over time after single doses of TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol). We completed patient enrollment in March 2004 and final data were available for analysis in September 2004. The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol. How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing. After meetings with the FDA, and based on preclinical and clinical data generated to date, the FDA indicated that it was appropriate for Sonus to conduct a single Phase 3 clinical trial that would be the basis for submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism. The FDA and Sonus finalized the study design and plans for conducting and analyzing the results of the Phase 3 trial under a Special Protocol Assessment (“SPA”), which was completed in June 2005. The Phase 3 study is comparing the safety and efficacy of TOCOSOL Paclitaxel administered weekly with Taxol administered weekly.

Based on agreement from the FDA to use the results of a single Phase 3 trial with a primary endpoint of objective response rate, we believe that the NDA for TOCOSOL Paclitaxel could be submitted within 12 months after the completion of patient enrollment into the Phase 3 study, which we believe may occur by the end of September 2006. We anticipate that submission of our NDA is likely to occur by the end of 2007. The FDA has indicated to Sonus that NDA approval under 505(b)(2) will require either (i) demonstration of superior efficacy of TOCOSOL Paclitaxel as compared to Taxol; or (ii) demonstration of non-inferior efficacy of TOCOSOL Paclitaxel as compared to Taxol, and either a change of the approved label for Taxol and generic equivalents to include a weekly dosing schedule or availability of reviewable data from a Phase 3 trial comparing the efficacy of Taxol using a weekly dosing schedule to that of Taxol using the currently approved three-weekly dosing schedule. We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected by these requirements. The clinical trial Protocol and Statistical Analysis Plan approved under the SPA provide for sequential superiority analyses for efficacy of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate a non-inferior objective response rate; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel has efficacy that is non-inferior or superior to Taxol. Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on repeated discussions with the FDA, that they are pursuing this change. Large Phase 3 clinical trials have been conducted by third parties, utilizing Taxol on a weekly versus a three-weekly basis, and data from those studies may be available for submission to the FDA in support of our NDA. However, there can be no assurance that Sonus will have right of reference to the data from such trials. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

•                  New indications for taxanes. In conjunction with our corporate partner, Schering AG, we may pursue clinical development of TOCOSOL Paclitaxel for the treatment of other types of cancer, including indications for which Taxol has been approved as well as for diseases for which Taxol is used but not approved, such as treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers). In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003, and in Spain and the U.K. during 2005, using weekly dosing of TOCOSOL Paclitaxel. Enrollment in this trial has been challenging due to the limited population of patients in this indication and the inconsistent standard of treatment for it; however, we now expect to complete enrollment in this study in 2006. In December 2004, the FDA granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are pursuing a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. We expect to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions when data are mature for the secondary endpoints. The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. Under our Collaboration and License Agreement with Schering AG, dated October 17, 2005, Schering will fund 50% of these costs. In addition, it is anticipated that we will collaborate with Schering on additional studies of TOCOSOL Paclitaxel. Under the terms of the agreement with Schering AG, we are also obligated to fund 50% of the costs of certain studies conducted by Schering AG in support of commercialization activities for the U.S. market. The exact cost and timing of these studies is yet to be finalized. The currently ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in the near term, and at least half of the cost of the Phase 3 trial will occur in the first 12 months after the start of the study (September 2005 through September 2006). However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study. There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

Research and Development Pipeline

We continue to invest in the research and development of new product candidates, including those that we believe could extend the application of our technology. Our second oncology drug candidate, SN2310 Injectable Emulsion, is a novel camptothecin derivative discovered and formulated with Sonus’ proprietary TOCOSOL technology. Camptothecins are among the most important classes of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs pose substantial challenges in terms of efficacy, tolerability and difficulty of use. Our objective with SN2310 Injectable Emulsion is to provide a product that has enhanced tolerability and anti-tumor activity compared with the approved products. We anticipate submitting an Investigational New Drug Application (IND) to the

U. S. Food and Drug Administration for SN2310 Injectable Emulsion and initiating its clinical testing in 2006. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the native camptothecin molecule. Irinotecan, which is marketed under the name Camptosar® is indicated for treatment of colorectal cancer. Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian and non-small cell lung cancers. Our research and development efforts on SN2310 Injectable Emulsion are preliminary, and we cannot give any assurance that this compound will be successful or that it will progress to clinical trials. Advancing this development candidate into human clinical trials is dependent on several factors, including technological feasibility and commercial opportunity as well as the availability of financial resources.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of March 31, 2006, eight United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Collaboration and License Agreement with Schering AG

On October 17, 2005, we entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, we granted Schering an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering paid us an upfront license fee of $20 million and pays us for research and development services performed equal to 50% of eligible research and development costs related to TOCOSOL Paclitaxel. In addition, Schering may pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal trial for FDA NDA approval in metastatic breast cancer and trials to support launch of TOCOSOL Paclitaxel and planned trials for additional indications. We have retained co-promotion rights in the U.S. and also granted Schering the right of first negotiation on the Camptothecin molecule it is currently developing.

On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, or Bayer, submitted a formal tender offer to the stockholders of Schering to purchase all of the outstanding shares of Schering. We are not aware of any effects Bayer’s proposed acquisition of Schering would have on our business, and we are uncertain if the proposed acquisition will have any effect on our business, financial condition or results of operations in the future.

On March 2, 2006, in accordance with the Collaboration and License Agreement with Schering AG, Schering AG exercised their right to assume responsibility for all manufacturing of TOCOSOL Paclitaxel.

Results of Operations

As of March 31, 2006, our accumulated deficit was approximately $93.5 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Our revenue was $4.1 million for the three months ended March 31, 2006 as compared with $0 for the same period in 2005.  Revenue in the first quarter of 2006 was fully attributable to the collaboration agreement with Schering AG.  We recognized $1.4 million in amortization of an upfront license fee received from Schering AG and an additional $2.7 million in research and development funding related to the Phase 3 trial for TOCOSOL Paclitaxel.  Amortization of the $20 million upfront fee, net of a $2.3 million adjustment related to the excess fair value of warrants issued to Schering AG in connection with the license arrangement, will continue until the end of the development period for TOCOSOL Paclitaxel, which is currently estimated to conclude at the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel change. The license arrangement also includes reimbursement of 50% of research and development costs during this time.  We expect revenue during the remainder of 2006 to increase due to continued amortization of the upfront license fee, and as the level of research and development funding increases.

Our research and development (R&D) expenses were $8.1 million for the three months ended March 31, 2006 compared with $3.1 million for the same period in 2005.  The increase was primarily the result of the spending associated with the Phase 3 clinical trial for TOCOSOL Paclitaxel including both clinical and drug supply and manufacturing costs.  We expect R&D expenses during the remainder of 2006 to increase as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.

Our general and administrative (G&A) expenses were $1.8 million for the three months ended March 31, 2006 compared with $1.7 million for the same period in 2005.  We expect G&A expenses during 2006 to remain generally in line with levels experienced during the first three months of 2006.

We expect our total operating expenses during the remainder of 2006 to increase substantially as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 80%-90% of the anticipated spending in 2006.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.

Our interest income, net of interest expense, was $515,000 for the three months ended March 31, 2006 compared with $87,000 for the same period in 2005.  The increase was due primarily to higher levels of invested cash in the first three months of 2006 in addition to generally higher interest rates than the same period in 2005.

The Company had no income tax expense for the three months ended March 31, 2006 or 2005 as it had incurred significant losses and has significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties.  At March 31, 2006, we had cash and cash equivalents totaling $48.2 million compared to $49.3 million at December 31, 2005.  The decrease was primarily due to the net loss for the first quarter 2006 of $5.3 million, payment of 2005 incentive bonuses in 2006 of $1.2 million and other timing differences.  These decreases were offset in part by $6.3 million in payments received from Schering AG under the collaboration agreement.

On May 2, 2006, we closed on a registered direct offering that raised gross proceeds of approximately $30.6 million ($28.6 million in net proceeds) through the issuance of approximately 6.1 million shares of our common stock.  Including the net proceeds from this sale of common stock, our proforma cash and cash equivalents as of March 31, 2006 would have been $76.8 million.

Net cash used in operating activities for the three months ended March 31, 2006, and 2005, was $1.3 million and $5.4 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  The decrease in net cash used in operating activities from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily due to payments received from Schering AG, partially offset by increased R&D expenditures.

Net cash (used in) provided by investing activities for the three months ended March 31, 2006, and 2005 was ($59,000) and $8.8 million, respectively.  The net cash used in investing activities during the three month period ended March 31, 2006 was due to purchases of property and equipment.  The net cash provided by investing activities during the same period in the prior year was primarily due to sales and maturities of marketable securities occurring in the normal course of business.  Activity related to short-term marketable securities relates primarily to the investment of money raised in equity financings and the related maturities and sales of those investments recorded accordingly to provide working capital to us on an as needed basis.  All of the Company’s investments were in cash equivalent securities during the three month period ended March 31, 2006.

Net cash provided by (used in) financing activities for the three months ended March 31, 2006, and 2005 was $309,000 and ($9,000), respectively.  The net cash provided by financing activities during the three month period ended March 31, 2006 was primarily due to proceeds from the exercise of common stock warrants.  The net cash used in financing activities during the same period in the prior year was primarily related to payments on lease obligations, offset in part by the issuance of common stock under employee benefit plans.

We expect that our cash requirements will continue to increase in future periods due to the development and commercialization costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash and cash equivalents, in addition to payments under our agreement with Schering AG and the $28.6 million in net proceeds raised in the May 2006 registered direct offering, will be sufficient to fund operations into 2008. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total cost of the Phase 3 clinical trial is between $45 and $50 million. We may need additional capital in 2008 to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering AG, the development of other product candidates and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment, which we believe will occur before the end of September 2006. Our future capital requirements depend on many factors including:

•      our ability to obtain and timing of payments under corporate partner agreements and/or debt or equity financings;

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $971,000 and $38,000 under our leasehold financing agreements. Under the Collaboration and License Agreement with Schering AG, we are obligated to fund 50% of the costs of certain studies conducted by Schering AG. As these additional studies have not yet been finalized, no dollar amounts have been disclosed below. The following table summarizes our contractual obligations under these agreements, including interest as of March 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$37,991	$30,393	$7,598	$—	$—
Operating lease obligations	970,544	719,052	251,492	—	—
Total	$1,008,535	$749,445	$259,090	$—	$—

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

•      Valuation of Equity Instruments.  We adopted the requirements of SFAS 123R, “Share-Based Payment,” effective January 1, 2006, utilizing the “modified prospective” method. We use the Black-Scholes-Merton option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost on a straight-line basis over our awards’ vesting periods in accordance with the provisions of SFAS 123R.  In valuing our options using the Black-Scholes-Merton option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on NASDAQ. Forfeiture rates are estimated using historical actuals over the estimated life of the option grant.  These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change.  The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. For unvested awards granted prior to the adoption date, compensation expense is based on the original grant date fair value measurement under SFAS 123.  We currently believe that the assumptions used to generate those fair values are appropriate and therefore are not revisiting those calculations.

We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  As the Company uses a full valuation allowance with respect to deferred taxes, the adoption of SFAS No. 123R had no impact on deferred taxes or cash flow.  The adoption of SFAS No. 123R on January 1, 2006 had a material impact on our results of operations and financial position, resulting in increased stock-based compensation expense recorded of approximately $385,000.  Of this, $186,000 related to general and administrative expense and the remaining $199,000 related to research and development expense.  For more information on stock-based compensation costs during the three months ended March 31, 2006, refer to Note 5, “Stockholders’ Equity” of the Notes to the Financial Statements included in Item 1 of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2006, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been, or will be, detected.

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.  Risk Factors

You should consider the risk below carefully in addition to other information contained in this report before engaging in any transaction involving shares of our common stock. If any of these risks occur, they could seriously harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We may need additional capital in the future to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering AG and to fund continuing operations.

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. We estimate that existing cash and cash equivalents, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering AG and the $28.6 million in net proceeds raised in the May 2006 registered direct offering, will be sufficient to fund operations into 2008. We may need additional capital to complete the development and commercialization of TOCOSOL Paclitaxel, fund our obligations under the collaborative license agreement with Schering AG, fund the development of other product candidates and support our continuing operations. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment, which we believe will occur before the end of September 2006. Our future capital requirements depend on many factors including:

•      our ability to obtain and timing of payments under corporate partner agreements and/or debt or equity financings;

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

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of March 31, 2006, our accumulated deficit totaled $93.5 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate the majority of milestone or royalty revenues under our collaboration and license agreement with Schering AG unless and until we receive regulatory approvals, which are not likely to occur until 2008 and beyond. Even if we generate milestone and royalty revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•      our ability to obtain and timing of payments under corporate partner agreements and/or debt or equity financings;

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of March 31, 2006, we held eight United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India pertaining to our proprietary TOCOSOL technology. We hold one additional United States patent directed to other technologies. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success will depend in part on not infringing patents issued to competitors.

There can be no assurance that patents belonging to competitors will not require us to alter our products or processes, pay licensing fees or cease development of our current or future products. Any litigation regarding infringement could result in substantial costs to us and distraction of our management, and any adverse ruling in any litigation could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to license other technology that we may require at a reasonable cost or at all. Failure by us to obtain a license to any technology that we may require to commercialize our products could result in the termination of the Collaboration and License Agreement with Schering AG and would have a material adverse effect on our business, financial condition and results of operations. In addition, to determine the priority of inventions and the ultimate ownership of patents, we may participate in interference, reissue or re-examination proceedings conducted by the U.S. Patent and Trademark Office or in proceedings before international agencies with respect to any of our existing patents or patent applications or any future patents or applications, any of which could result in loss of ownership of existing, issued patents, substantial costs to us and distraction of our management.

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

Our common stock is currently listed on The NASDAQ National Market under the symbol “SNUS.”  For continued inclusion on The NASDAQ National Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. As of March 31, 2006, we had stockholders’ equity of approximately $30.7 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The NASDAQ National Market. If our common stock were delisted from The NASDAQ National Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

Item 6.  Exhibits

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

SONUS PHARMACEUTICALS, INC.

Date: May 10, 2006	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)