Form 10-Q
period 2006-06-30
SONUS PHARMACEUTICALS INC
filed 2006-08-09
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common Stock, $.001 par value	36,792,445

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,049,118	$49,317,845
Accounts receivable from Schering AG	9,688,138	7,056,640
Other current assets	152,173	341,787
Total current assets	76,889,429	56,716,272

Equipment, furniture and leasehold improvements, net	1,109,460	1,006,403
Long term receivable from Schering AG	—	87,500
Other assets	88,068	103,739

Total assets	$78,086,957	$57,913,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,389,245	$1,260,513
Accrued expenses	7,340,511	4,407,844
Accounts payable to Schering AG	188,000	—
Deferred revenue from Schering AG	5,545,919	5,545,920
Current portion of lease obligations	28,809	27,410
Total current liabilities	14,492,484	11,241,687

Deferred revenue from Schering AG, less current portion	8,313,654	11,086,612
Lease obligations, less current portion	—	14,763
Other liabilities	275,044	307,060

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized, 36,792,445 and 30,565,746 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	153,424,681	123,443,666
Accumulated deficit	(98,433,061)	(88,187,373)
Accumulated other comprehensive loss	14,155	7,499
Total stockholders’ equity	55,005,775	35,263,792

Total liabilities and stockholders’ equity	$78,086,957	$57,913,914

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Collaboration revenue from Schering AG	$7,513,588	$—	$11,567,205	$—

Operating expenses:
Research and development	11,248,579	2,868,888	19,359,080	5,992,313
General and administrative	1,887,596	1,295,690	3,655,918	3,038,636

Total operating expenses	13,136,175	4,164,578	23,014,998	9,030,949

Operating loss	(5,622,587)	(4,164,578)	(11,447,793)	(9,030,949)

Other income (expense):
Other income (expense)	(48,041)	—	(48,041)	4,160
Interest income	736,039	75,546	1,251,979	165,045
Interest expense	(833)	(1,717)	(1,833)	(4,342)

Total other income, net	687,165	73,829	1,202,105	164,863

Net loss	$(4,935,422)	$(4,090,749)	$(10,245,688)	$(8,866,086)

Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.31)	$(0.41)

Shares used in computation of basic and diluted net loss per share	34,694,553	21,376,593	32,657,715	21,365,230

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(10,245,688)	$(8,866,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281,288	324,756
Non-cash stock-based compensation	1,047,590	3,462
Amortization (accretion) related to cash equivalent/marketable securities	6,656	(689)
Gain on sale of capital equipment	—	(4,160)
Changes in operating assets and liabilities:
Accounts receivable from Schering AG	(2,631,498)	—
Other current assets	189,614	273,238
Long term receivable from Schering AG	87,500	—
Other long term assets	15,671	—
Accounts payable	128,732	(752,081)
Accrued expenses	2,932,667	(150,135)
Accounts payable to Schering AG	188,000	—
Deferred revenue from Schering AG	(2,772,959)	—
Other liabilities	(32,016)	(32,016)
Net cash used in operating activities	(10,804,443)	(9,203,711)

Investing activities:
Purchases of capital equipment and leasehold improvements	(384,345)	(82,829)
Proceeds from sale of capital equipment	—	4,160
Proceeds from sales of marketable securities	—	2,695,968
Proceeds from maturities of marketable securities	—	8,952,000
Net cash (used in) provided by investing activities	(384,345)	11,569,299

Financing activities:
Proceeds from issuance of common stock under equity financings, net of issuance costs	28,559,245	—
Proceeds from exercise of common stock warrants	301,330	—
Proceeds from issuance of common stock under employee benefit plans	72,850	123,058
Payments on lease obligations	(13,364)	(65,730)
Net cash provided by financing activities	28,920,061	57,328

Change in cash and cash equivalents for the period	17,731,273	2,422,916
Cash and cash equivalents at beginning of period	49,317,845	416,847

Total cash and cash equivalents	$67,049,118	$2,839,763

Supplemental cash flow information:
Interest paid	$1,833	$4,342

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 is effective for fiscal years beginning after December 15, 2006 and addresses minimum required thresholds for recognition of tax positions in the financial statements when uncertainty is present.  As the Company provides a full valuation allowance for its tax positions, the adoption of FIN 48 is not expected to have a material impact on our financial statements.

2.     Collaboration and License Agreement with Schering AG

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, the Company granted Schering an exclusive, worldwide license to its TOCOSOL Paclitaxel anti-cancer product candidate (the “Product”).  With respect to the Product, Schering paid Sonus an upfront license fee of $20 million and pays Sonus for research and development services performed equal to 50% of eligible Product research and development costs.  In addition, Schering may pay Sonus (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a development program consisting of the ongoing Phase 3 pivotal trial in metastatic breast cancer, and trials to support launch of the Product and planned trials for additional indications.  The Company has retained an option to exercise co-promotion rights in the U.S. and has also granted Schering the right of first negotiation on the novel Camptothecin molecule Sonus is currently developing.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

During the six month period ended June 30, 2006, the Company recognized revenue of $2.8 million as amortization of the upfront license fee and an additional $8.8 million related to research and development services performed for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs.  During the second quarter of 2006, Schering and the Company clarified certain provisions of the Collaboration and License Agreement.  In conjunction with this clarification, the Company will bill Schering approximately $1.2 million in charges that were previously incurred by the Company as research and development expenses in the first quarter of 2006.  This additional billing was recorded as revenue in the financial statements for the three month period ended June 30, 2006.  The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated as the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  As the full clinical development program for TOCOSOL Paclitaxel, including other potential indications and geographic locations is still being finalized in collaboration with Schering AG, we cannot estimate the total costs or expected reimbursements at this time.  The Company reduced the revenue to be recognized over the development period related to the $20 million upfront license payment by $2.3 million.  This represented the excess fair value of the warrants purchased by an affiliate of Schering above the amount paid in connection with its equity investment in Sonus.  This adjustment was made because both the equity investment and the upfront payment were considered to be a single unit of accounting.  As of June 30, 2006, the Company had $13.8 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for the warrant valuation) as well as $9.7 million in receivables from Schering AG on its balance sheet.

3.     Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Clinical trials	$5,851,146	$2,224,447
Product manufacturing	526,030	438,332
Compensation	715,343	1,455,329
Other	247,992	289,736
Total accrued expenses	$7,340,511	$4,407,844

4.              Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(4,935,422)	$(4,090,749)	$(10,245,688)	$(8,866,086)
Unrealized gain on cash equivalent and marketable securities	4,239	13,598	6,656	20,808
Comprehensive loss	$(4,931,183)	$(4,077,151)	$(10,239,032)	$(8,845,278)

5.     Stockholders’ Equity

Common Stock Issuances

On May 2, 2006, the Company closed on the issuance of approximately 6.1 million shares of common stock in a registered direct offering for gross proceeds of $30.6 million (approximately $28.6 million net of transaction costs).  The common stock was sold at a price of $5.00 per share and was previously registered through a shelf registration statement on Form S-3 that was declared effective by the SEC in April, 2006.  This was the only financing during the six month period ended June 30, 2006.

During the second quarter of 2006, the Company recorded $14,000 in proceeds from the issuance of 3,000 shares of common stock from the exercise of common stock warrants, in addition to $44,000 in proceeds from the issuance of 10,000 shares of common stock from the issuance of shares under employee benefit programs.  For the six months ended June 30, 2006, the Company recorded $301,000 in proceeds from the issuance of 74,000 shares of common stock from the exercise of common stock warrants, in addition to $73,000 in proceeds from the issuance of 23,000 shares of common stock from the issuance of shares under employee benefit programs.

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

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period.  At June 30, 2006, approximately 94,000 shares remain available for purchase by employees under the plan.

Adoption of SFAS 123R

The Company adopted the requirements of SFAS No. 123 (revised 2004), “Share-Based Payment,” (or “SFAS 123R”) on January 1, 2006, utilizing the “modified prospective” method. The Company uses the Black-Scholes-Merton option-pricing model as the most appropriate fair-value method for its awards and recognizes compensation cost on a straight-line basis over its awards’ vesting periods in accordance with the provisions of SFAS 123R.  In valuing its options using the Black-Scholes-Merton option-pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates, of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on the Company’s historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of the Company’s common stock as traded on NASDAQ. Forfeiture rates are estimated using historical actual forfeiture rates that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period.  These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change.  The weighted average expected life of the options is based on historical experience of option exercises and the average vesting option schedule.

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

The pro-forma information for the three and six month periods ended June 30, 2005 was as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(4,090,749)	$(8,866,086)
Add: Stock-based employee compensation expense included in reported net loss	292	3,462
Deduct:Stock-based employee compensation expense determined under the fair value based method	(455,406)	(855,848)
Pro forma net loss	$(4,545,863)	$(9,718,472)

Earnings per share:
Basic and diluted-as reported	$(0.19)	$(0.41)
Basic and diluted-pro forma	$(0.21)	$(0.45)

Impact of the adoption of SFAS 123R

 The Company elected to implement SFAS 123R using the modified prospective application method.  Accordingly, during the six months ended June 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123 for unvested options outstanding as of January 1, 2006 and recorded compensation expense under the provisions of SFAS 123R for options granted during the six month period ended June 30, 2006.  Previously reported amounts have not been restated.  As the Company uses a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes or cash flow.  The effect of recording stock-based compensation for the three and six month periods ended June 30, 2006 was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense:
General & administrative	$(413,799)	$(599,934)
Research & development	(249,188)	(447,656)
Total stock-based compensation expense	(662,987)	(1,047,590)
Tax effect on stock-based compensation	—	—
Net effect on income	$(662,987)	$(1,047,590)

Effect on earnings per share:
Basic and diluted	$(0.02)	$(0.03)

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

As of June 30, 2006, the proforma deferred stock-based compensation balance related to stock options after adjusting for estimated forfeitures was $4.2 million and will be recognized over an estimated weighted average period of 2.4 years.

The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 71.5% and 82.4% as of June 30, 2006 and 2005, respectively, (6) forfeiture rate of 13% as of June 30, 2006, and (7) a risk-free interest rate of 4.99% and 3.87% as of June 30, 2006 and 2005, respectively.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The Company will evaluate its assumptions on a regular basis.  These evaluations may result in changes to assumptions which may have a material effect on compensation expense recorded under SFAS 123R.  There were no such changes as of June 30, 2006.

Stock Option Activity

The following is a summary of option activity through June 30, 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
December 31, 2005	1,652,431	3,819,170	$4.66
Grants	(35,000)	35,000	5.69
Exercises	—	(10,000)	0.88
Cancellations	10,000	(14,500)	4.98
March 31, 2006	1,627,431	3,829,670	$4.68

Grants	(313,000)	313,000	5.24
Exercises	—	—	—
Cancellations	3,103	(3,103)	4.83
June 30, 2006	1,317,534	4,139,567	$4.72

The intrinsic value of options exercised during the second quarters of 2006 and 2005 was $0 and $80,000, respectively. The estimated fair value of shares vested during the second quarters of 2006 and 2005 was $405,079 and $488,353, respectively. The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $2.75 and $3.50, respectively, based on the assumptions in the Black-Scholes-Merton valuation model discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price

$0.63 - $1.46	227,975	4.43	$0.73	227,891	4.43	$0.73
$2.03 - $3.72	1,091,167	7.58	$2.85	683,306	7.24	$2.74
$3.79 - $6.00	2,137,380	8.29	$5.12	705,687	6.30	$5.27
$6.25 - $8.08	655,412	4.77	$6.98	578,354	4.40	$7.04
$19.38 -$20.50	15,000	1.32	$19.75	15,000	1.32	$19.75
$37.00 -$44.00	12,633	1.33	$39.77	12,633	1.33	$39.77
	4,139,567			2,222,871

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

•              continued listing on the NASDAQ Global Market (formerly NASDAQ National Market).

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

Business Overview

Sonus Pharmaceuticals is focused on the development of oncology drugs that provide better therapeutic alternatives for cancer patients, including improved efficacy, safety, and tolerability, and are more convenient to use. Our business strategy is as follows:

•                    Develop proprietary formulations of oncology drugs utilizing our TOCOSOL® technology; and

•                    Identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Proprietary TOCOSOL technology

Our vitamin E-based emulsion technology has been designed to address the challenges of hard-to-formulate cancer drugs. The technology uses vitamin E oil (a-tocopherol) and tocopherol derivatives to create, solubilize and stabilize drugs, making them easier to formulate and deliver into the body. Development of cancer drugs with our proprietary technology may result in products with equivalent or better efficacy, decreased incidences of side effects and improved dosing convenience.

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

•                    does not require any special intravenous (i.v.) tubing, filters or other apparatus; and

•                    can be administered in small volumes of 15 to 35 milliliters compared to volumes of several hundred milliliters of i.v. solution that are required for dosing of Taxol or Taxotere.

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

Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003, and all patients have been evaluated by their physicians for efficacy results, including objective response rate, time to disease progression, and overall survival duration. Data review, confirmation and analysis are now complete, and databases have been locked. A total of 120 patients in the ovarian, non-small cell lung and bladder cancer studies were evaluable for objective response, which means that the patients received at least eight weekly cycles of TOCOSOL Paclitaxel and underwent CT scans to confirm anti-tumor responses according to RECIST. Final analyses of all data are now complete.

In the ovarian cancer study, 52 enrolled patients were evaluable for anti-tumor effect. Twenty of the 52 evaluable patients (38%; 95% Confidence Interval 25% - 53%) were reported as having objective responses, including three complete responses (under RECIST, complete response is defined as no evidence of remaining tumor, confirmed on two CT scans at least four weeks apart) and 17 partial responses; 15 additional patients were reported to have stable disease (stable disease is defined as less than a 30% decrease and no more than a 20% increase in the sum of the longest tumor diameters per RECIST).

In the non-small cell lung cancer study, 43 enrolled patients were evaluable for anti-tumor effect. Nine of the 43 evaluable patients (21%; 95% Confidence Interval 10% - 36%) were reported as having objective responses, including three complete responses and six partial responses; 19 additional patients were reported to have stable disease.

In the bladder cancer study, 27 patients enrolled were evaluable for anti-tumor effect. Nine of the 27 evaluable patients (33%; 95% Confidence Interval 17% - 54%) were reported as having objective responses, including two complete responses and seven partial responses; 11 additional patients were reported to have stable disease.

The response rates for these three Phase 2a clinical trials are summarized in the table below:

			Objective Responses (OR)
Cancer Type	No. Patients Evaluable	Stable Disease	Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	52	15	17	3	20	38%	(25% - 53%)
NSCL	43	19	6	3	9	21%	(10% - 36%)
Bladder	27	11	7	2	9	33%	(17% - 54%)

Following completion of treatment in the Phase 2a studies, clinical monitoring of each consenting patient was continued to assess survival duration. Median survival in each of the three studies has been estimated based on reports received from investigators:

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	64.1	(49.1 - 106.4)
NSCL	34.7	(18.9 - 48.0)
Bladder	57.4	(27.1 - 94.9)

In September 2004, we initiated a Phase 2b study of TOCOSOL Paclitaxel for first line treatment of women with metastatic breast cancer. By October 2004, we had enrolled a total of 47 patients. The investigators reported an overall objective response rate of 53%, (95% Confidence Interval 38% - 68%). Review of all radiographic images by an independent radiologist who had no information about individual patients’ treatment or non-radiographic response assessments reported a confirmed objective response rate of 49%, (95% Confidence Interval 34% - 64%). Two patients remain on active treatment as of June 2006. We currently estimate the median time to disease progression at 7.2 months (95% Confidence Interval  5.5 — 9.8 months) and patient follow-up for survival duration will continue through November 2006.

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

Our objective is to work with our corporate partner (Schering AG) to advance final clinical development, gain marketing approval and maximize the commercial opportunity for TOCOSOL Paclitaxel. Our regulatory strategy is to gain the fastest possible market entry with a competitive label, while pursuing opportunities to further differentiate the product. Our strategy for product approval includes the following:

•                    U.S. Development. In collaboration with our partner, we will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy. The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known. As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel exposure in the circulation over time after single doses of TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol). We completed patient enrollment in March 2004 and final data were available for analysis in September 2004. The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol. How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing. After meetings with the FDA, and based on preclinical and clinical data generated to date, the FDA indicated that it was appropriate for Sonus to conduct a single Phase 3 clinical trial that would be the basis for submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism. The FDA and Sonus finalized the study design and plans for conducting and analyzing the results of the Phase 3 trial under a Special Protocol Assessment (“SPA”), which was completed in June 2005. The Phase 3 study is comparing the safety and efficacy of TOCOSOL Paclitaxel administered weekly with Taxol administered weekly.

Based on agreement from the FDA to use the results of a single Phase 3 trial with a primary endpoint of objective response rate, we believe that the NDA for TOCOSOL Paclitaxel could be submitted within 12 months after the completion of patient enrollment into the Phase 3 study, which we believe may occur by the end of September, or potentially October 2006 dependent on continuing enrollment accrual rates. We anticipate that the NDA, the contents of which are being developed in collaboration with Sonus, will be submitted by our partner by the end of 2007. The FDA has indicated to Sonus that a NDA approval will require either (a) demonstration of superior efficacy of TOCOSOL Paclitaxel compared to Taxol; or (b) demonstration of non-inferior efficacy as compared to Taxol and either (i) a change of the approved label for Taxol to include a weekly dosing schedule or (ii) availability of reviewable data from a trial comparing the efficacy of Taxol using a weekly dosing schedule to that of Taxol using the currently approved three-weekly dosing schedule.

We have an agreement with the Cancer and Leukemia Group B Foundation (the CALGB) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol (paclitaxel injection) to three-weekly dosing of Taxol in patients with metastatic breast cancer. In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, it is Sonus’ intent to submit the CALGB 9840 data to the

FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004 annual meeting and discussions with the FDA, Sonus believes that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be non-inferior to the every three-weekly regimen. However, Sonus has not yet analyzed the CALGB 9840 data, and until the detailed analysis is completed, there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

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

•                    Ex-U.S. development. Our corporate partner, Schering AG, will pursue development and approval of TOCOSOL Paclitaxel in markets outside the U.S. (initially Europe and Japan).  During the second quarter, Schering’s subsidiary in Japan, Nihon Schering K.K., submitted the Japanese Investigational New Drug Application (IND) for TOCOSOL Paclitaxel, which has been accepted by the regulatory authorities.  Nihon Schering expects to initiate a Japanese Phase 1 study of TOCOSOL Paclitaxel in the second half of 2006.

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

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are pursuing a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. Our partner expects to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions when data are mature for the secondary endpoints. The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients. Our current estimate for the total cost of the pivotal Phase 3 trial is between $45 million and $50 million. Under our Collaboration and License Agreement with Schering AG, dated October 17, 2005, Schering will fund 50% of these costs. In addition, it is anticipated that we will collaborate with Schering AG on additional studies of TOCOSOL Paclitaxel. Under the terms of our agreement, we are obligated to fund 50% of the costs of any additional studies conducted by Schering AG in support of commercialization activities for the U.S. market. The exact cost and timing of these studies is yet to be finalized. The current ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in the near term, and at least half of the cost of the Phase 3 trial will occur in the first 12 months after the start of the study (September 2005 through September 2006). However, these costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study. Development costs for commercialization activities outside the U.S. market are borne by Schering AG.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

Research and Development Pipeline

We continue to invest in the research and development of new product candidates, including those that we believe could extend the application of our technology. Our second oncology drug candidate, SN2310 Injectable Emulsion, is a novel camptothecin derivative discovered and formulated with Sonus’ proprietary TOCOSOL technology. Camptothecins are an important class of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs pose substantial challenges in terms of efficacy, tolerability and difficulty of use. Our objective with SN2310 Injectable Emulsion is to provide a product that has enhanced tolerability and anti-tumor activity compared with the approved products. An IND was submitted to the FDA for SN2310 Injectable Emulsion in June 2006. The FDA completed its review in July 2006, and concurred that we can initiate the Phase 1 study. Phase 1 clinical testing is expected to be initiated in the fourth quarter of 2006. There are currently two marketed hydrophilic (water-based) camptothecin analogs that are based on chemical modifications to the native camptothecin molecule. Irinotecan, which is marketed under the name Camptosar® is indicated for treatment of colorectal cancer. Topotecan, which is marketed under the name Hycamtin®, is indicated for treatment of ovarian, non-small cell lung and cervical cancer. Our research and development efforts on SN2310 Injectable Emulsion are preliminary, and we cannot give any assurance that this compound will be successful or that it will progress to clinical trials.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of June 30, 2006, nine United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India, have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Collaboration and License Agreement with Schering AG

On October 17, 2005, we entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, we granted Schering an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering paid us an upfront license fee of $20 million and pays us for research and development services performed equal to 50% of eligible research and development costs related to TOCOSOL Paclitaxel. In addition, Schering may pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing Phase 3 pivotal trial for FDA NDA approval in metastatic breast cancer, and trials to support launch of TOCOSOL Paclitaxel and planned trials for additional indications. We have retained an option to exercise co-promotion rights in the U.S. and have also granted Schering the right of first negotiation on the Camptothecin molecule Sonus is currently developing.

On March 2, 2006, in accordance with the Collaboration and License Agreement with Schering AG, Schering AG exercised their right to assume responsibility for all manufacturing of TOCOSOL Paclitaxel.  Schering has not yet identified a manufacturing facility for the product.

On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, or Bayer, submitted a formal tender offer to the stockholders of Schering to purchase all of the outstanding shares of Schering. We are not aware if the acquisition will have any effect on our business, financial condition or results of operations in the future.

Results of Operations

As of June 30, 2006, our accumulated deficit was approximately $98.4 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Our revenue was $7.5 million for the three months ended June 30, 2006 as compared with $0 for the same period in 2005.  We had revenue of $11.6 million for the six months ended June 30, 2006 compared with $0 for the same period in 2005.  Revenue in the first six months of 2006 was fully attributable to the collaboration agreement with Schering AG and included revenue related to the amortization of the upfront license fee and research and development funding.  We recognized $1.4 million and $2.8 million in amortization of an upfront license fee received from Schering AG for the three and six month periods ended June 30, 2006, respectively and an additional $6.1 million and $8.8 million in research and development funding related to the Phase 3 trial for TOCOSOL Paclitaxel for the three and six month periods ended June 30, 2006, respectively.  During the second quarter of 2006, Schering and Sonus clarified certain provisions of the Collaboration and License Agreement.  In conjunction with this clarification, we will bill Schering approximately $1.2 million in charges that were previously incurred as research and development expenses by us in the first quarter of 2006. Amortization of the $20 million upfront fee, net of a $2.3 million adjustment related to the excess fair value of warrants issued to Schering AG in connection with the license arrangement, will continue until the end of the development period for TOCOSOL Paclitaxel, which is currently estimated to conclude at the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel change. The license arrangement also includes reimbursement of 50% of research and development costs during this time.  We expect revenue during the last six months of 2006 to increase from amounts recorded during the first six months due to continued amortization of the upfront license fee, and increases in the level of research and development funding.

Our research and development (R&D) expenses were $11.2 million for the three months ended June 30, 2006 compared with $2.9 million for the same period in 2005.  Our R&D expenses were $19.4 million for the six months ended June 30, 2006 compared with $6.0 million for the same period in 2005.  The increase for both periods presented was primarily the result of the spending associated with the Phase 3 clinical trial for TOCOSOL Paclitaxel including both clinical, drug supply and manufacturing costs in addition to expenditures on other product candidates.  We expect R&D expenses during the last six months of 2006 to increase from amounts during the first six months as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.

Our general and administrative (G&A) expenses were $1.9 million for the three months ended June 30, 2006 compared with $1.3 million for the same period in 2005.  Our G&A expenses were $3.7 million for the six months ended June 30, 2006 compared with $3.0 million for the same period in 2005.  The increase for both periods presented was primarily the result of compensation expense related to the implementation of SFAS 123R in addition to other generally higher personnel costs.  We expect G&A expenses during the second half of 2006 to remain generally in line with levels experienced during the first six months of 2006.

We expect our total operating expenses during the remainder of 2006 to increase substantially over amounts incurred during the first six months of 2006 as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 80%-90% of the total anticipated spending in 2006.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses as well as time necessary to complete the studies are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies, changes in FDA requirements, increased material costs, timing of trials conducted by Schering for which Sonus has a 50% reimbursement requirement and other factors.

Our other income, net, was $687,000 for the three months ended June 30, 2006 compared with $74,000 for the same period in 2005.  Our other income, net, was $1.2 million for the six months ended June 30, 2006 compared with $165,000 for the same period in 2005.  Other income, net is composed primarily of interest income on our investments.  The increase for both periods presented was due primarily to significantly higher levels of invested cash in 2006 in addition to generally higher interest rates than the comparable period in 2005.

The Company had no income tax expense for the three and six month periods ended June 30, 2006 or 2005 as it had incurred significant losses and has significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties.  At June 30, 2006, we had cash and cash equivalents totaling $67.0 million compared to $49.3 million at December 31, 2005.  The increase was primarily due to the net proceeds of $28.6 million from the issuance of common stock on May 2, 2006 and by $6.3 million in payments received from Schering AG under the collaboration agreement related to 2005 activity.  These increases were offset by the net loss for the first six months of 2006 of $10.2 million, payment of 2005 incentive bonuses in 2006 of $1.2 million and other timing differences primarily related to receipt of payments from our collaborative partner.

On May 2, 2006, we closed on a registered direct offering that raised gross proceeds of approximately $30.6 million ($28.6 million in net proceeds) through the sale of approximately 6.1 million shares of our common stock.

Net cash used in operating activities for the six months ended June 30, 2006, and 2005, was $10.8 million and $9.2 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.

Net cash (used in), provided by investing activities for the six months ended June 30, 2006, and 2005 was ($384,000) and $11.6 million, respectively.  The net cash used in investing activities during the six month period ended June 30, 2006 was due to purchases of property and equipment.  The net cash provided by investing activities during the same period in the prior year was primarily due to sales and maturities of marketable securities occurring in the normal course of business.  All of the Company’s investments were in cash equivalent securities during the six month period ended June 30, 2006.

Net cash provided by financing activities for the six months ended June 30, 2006, and 2005 was $28.9 million and $57,000, respectively.  The net cash provided by financing activities during the six month period ended June 30, 2006 was primarily due to proceeds raised in the May 2, 2006 registered direct equity financing and the exercise of common stock warrants.  The net cash provided by financing activities during the same period in the prior year was primarily related to the issuance of common stock under employee benefit plans, offset in part by payments on lease obligations.

We expect that our cash requirements will continue to increase in future periods due to the development and commercialization costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash and cash equivalents, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering AG, will be sufficient to fund operations into 2008. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total cost of the Phase 3 clinical trial is between $45 and $50 million. We may need additional capital in 2008 to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering AG, the development of other product candidates and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment, which we believe will occur before the end of September, or potentially October 2006 dependent on continuing enrollment accrual rates. Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments under corporate partner agreements and/or debt or equity financings;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and amount of costs to support our obligations under the Collaboration and License Agreement with Schering AG;

•                  timing and cost of drug discovery and research and development;

•                  entering into new collaborative or product license agreements for products in our pipeline;

•                  timing and costs of technology transfer associated with manufacturing and supply agreements; and

•                  costs related to obtaining, defending and enforcing patents.

We have contractual obligations in the form of operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $797,000 and $30,000 under our leasehold financing agreements. Under the Collaboration and License Agreement with Schering AG, we are obligated to fund 50% of the costs of certain studies conducted by Schering AG. As these additional studies have not yet been finalized, no dollar amounts have been disclosed below. The following table summarizes our contractual obligations under these agreements, including interest as of June 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$30,393	$30,393	$—	$—	$—
Operating lease obligations	796,781	728,052	68,729	—	—
Total	$827,174	$758,445	$68,729	$—	$—

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

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the estimated development period.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 is effective for fiscal years beginning after December 15, 2006 and addresses minimum required thresholds for recognition of tax positions in the financial statements when uncertainty is present.  As Sonus provides a full valuation allowance for its tax positions, the adoption of FIN 48 is not expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities and cash equivalents portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2006, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently believe that the timing or cost of the Phase 3 trial or the NDA submission will be adversely affected by these requirements. The clinical trial Protocol and Statistical Analysis Plan approved under the SPA provide for sequential superiority analyses for efficacy of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate a non-inferior objective response rate; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel has efficacy that is non-inferior or superior to Taxol. Further, there can be no assurance that the approved label for Taxol or generics will be changed to provide for weekly dosing, although we do believe, based on several discussions with the FDA, that they are pursuing this change.

We have an agreement with the Cancer and Leukemia Group B Foundation (the CALGB) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol (paclitaxel injection) to three-weekly dosing of Taxol in patients with metastatic breast cancer.  In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, it is Sonus’ intent to submit the CALGB 9840 data to the FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004

annual meeting and discussions with the FDA, Sonus believes that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be non-inferior to the every three-weekly regimen. However, Sonus has not yet reviewed or analyzed the CALGB 9840 data, and until the detail analysis is completed, there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

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

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash and cash equivalents, in addition to future payments and cost sharing arrangements under our Collaboration and License Agreement with Schering AG, will be sufficient to fund operations into 2008. It is likely that we will need additional capital in 2008 to complete the development and commercialization of TOCOSOL Paclitaxel, fund our obligations under the Collaborative License Agreement with Schering AG, fund the development of other product candidates and support our continuing operations. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA could be submitted within 12 months after conclusion of patient enrollment, which we believe will occur before the end of September, or potentially October 2006 dependent on continuing enrollment accrual rates. Our future capital requirements depend on many factors including:

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

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of June 30, 2006, our accumulated deficit totaled $98.4 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate the majority of milestone or royalty revenues under our collaboration and license agreement with Schering AG unless and until we receive regulatory approvals, which are not likely to occur until 2008 and beyond. Even if we generate milestone and royalty revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

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

We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We executed an agreement with Schering AG for TOCOSOL Paclitaxel in October 2005. Under the Collaboration and License Agreement, Schering has a worldwide exclusive license to market and promote TOCOSOL Paclitaxel and is responsible for clinical development and regulatory activities outside of the U.S. If these arrangements with Schering or other third parties are terminated or the collaborations are not successful, we will be required to identify alternative sources of funding to finance research, clinical development, manufacturing, marketing, sales and/or distribution. Our inability to secure additional funding would have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that our partners may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.  On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, or Bayer, submitted a formal tender offer to the stockholders of Schering to purchase all of the outstanding shares of Schering. We are not aware if the acquisition will have any effect on our business, financial condition or results of operations in the future.

If we lose our key personnel or are unable to attract and retain qualified scientific and management personnel, we may be unable to become profitable.

We are highly dependent on our key executives, including Michael A. Martino, President & Chief Executive Officer and Alan Fuhrman, Senior Vice President & Chief Financial Officer. We do not have employment agreements in place with these key executives nor do we maintain any key person life insurance coverage on these persons. The loss of any of these key executives or the inability to recruit and retain qualified scientific personnel to perform research and development and qualified management personnel could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, if at all, given the competition for experienced scientists and other personnel among numerous medical and pharmaceutical companies, universities and research institutions.

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

Several other companies are developing paclitaxel reformulations with a goal of delivering a more effective and tolerable therapy than the approved paclitaxel products. Some of these products are further in development than TOCOSOL Paclitaxel and may achieve regulatory approval before our product. On January 7, 2005, Abraxis BioScience (formerly American Pharmaceutical Partners) obtained FDA approval to market its paclitaxel-based product, ABRAXANE (paclitaxel protein-bound particles for injectible suspension). In addition, sanofi-aventis has a taxane product, Taxotere (docetaxel), which is similar to paclitaxel and is marketed for the treatment of breast, non-small cell lung and prostate cancers. There are also a number of generic paclitaxel products, identical to Taxol, currently on the market. As a result of the increased competition, the price for paclitaxel products has been under pressure and may drop significantly even if we achieve regulatory approval.

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

We currently rely on third parties to supply the chemical ingredients necessary for our drug product candidates. We have entered into supply agreements for the supply of GMP grade paclitaxel, which is the active pharmaceutical ingredient in TOCOSOL Paclitaxel. The chemical ingredients for our products are manufactured by a limited number of vendors. The inability of these vendors to supply medical-grade materials to us could delay the manufacturing of, or cause us to cease the manufacturing of our products. We also rely on third parties to manufacture our products for research and development and clinical trials. TEVA Pharmaceuticals USA (TEVA) is our primary manufacturer of TOCOSOL Paclitaxel for clinical studies and has also agreed to manufacture TOCOSOL Paclitaxel for commercialization. The TEVA agreement has an initial term of five years after market introduction of TOCOSOL Paclitaxel, provided that market introduction occurs before June 2009, and is not terminable at will. On March 2, 2006, Schering gave us notice of its assumption of the manufacturing of TOCOSOL Paclitaxel.  Schering has not yet established a manufacturing facility for the product. We previously manufactured clinical supplies of TOCOSOL Paclitaxel at other GMP certified contract laboratories. Suppliers and manufacturers of our products must operate under GMP regulations, as required by the FDA, and there are a limited number of contract manufacturers that operate under GMP regulations. GMP are enumerated in FDA regulations and guidance documents. The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before approval of product manufacturing. Manufacturing facilities are subject to inspections by the FDA for compliance with GMP, licensing specifications, and other FDA regulations. Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us. Our reliance on independent manufacturers involves a number of other risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes or have problems with commercial scale-up, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

If we fail to secure adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of June 30, 2006, we held nine United States patents and four patents outside the U.S., one each in Canada, Taiwan, Mexico and India pertaining to our proprietary TOCOSOL technology. We hold one additional United States patent directed to other technologies. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to satisfy NASDAQ Global Market listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “SNUS.”  For continued inclusion on The NASDAQ Global Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. As of June 30, 2006, we had stockholders’ equity of approximately $55.0 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The NASDAQ Global Market. If our common stock were delisted from The NASDAQ Global Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 9, 2006.  At the Annual Meeting, there were three matters submitted to a vote of security holders.  Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement.

Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal was as follows:

1.     Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Abstain
Michelle Burris	26,179,605	23,847
George W. Dunbar, Jr.	25,895,486	307,966
Robert E. Ivy	26,180,773	22,679
Michael A. Martino	26,178,623	24,829
Dwight Winstead	25,898,530	304,922

2.     Approval of the 2006 Employee Stock Purchase Plan:

For:   25,968,994   Against:   200,288         Abstain:   34,170

3.     Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006:

For:   26,185,386   Against:   13,159           Abstain:   4,907

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

SONUS PHARMACEUTICALS, INC.

Date: August 9, 2006	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)