Form 10-Q
period 2006-09-30
SONUS PHARMACEUTICALS INC
filed 2006-11-08
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-26866

Sonus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, $.001 par value	36,798,923

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,189,743	$49,317,845
Marketable securities	16,686,187	—
Accounts receivable from Schering AG	9,672,316	7,056,640
Other current assets	239,008	341,787
Total current assets	70,787,254	56,716,272

Equipment, furniture and leasehold improvements, net	1,239,800	1,006,403
Long term receivable from Schering AG	—	87,500
Other assets	80,232	103,739

Total assets	$72,107,286	$57,913,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$393,376	$1,260,513
Accrued expenses	9,097,253	4,407,844
Accounts payable to Schering AG	866,000	—
Deferred revenue from Schering AG	5,545,919	5,545,920
Current portion of lease obligations	21,873	27,410
Total current liabilities	15,924,421	11,241,687

Deferred revenue from Schering AG, less current portion	6,927,174	11,086,612
Lease obligations, less current portion	—	14,763
Other liabilities	75,037	307,060

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized, 36,798,923 and 30,565,746 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	153,895,769	123,443,666
Accumulated deficit	(104,725,907)	(88,187,373)
Accumulated other comprehensive gain	10,792	7,499
Total stockholders’ equity	49,180,654	35,263,792

Total liabilities and stockholders’ equity	$72,107,286	$57,913,914

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Collaboration revenue from Schering AG	$4,931,212	$—	$16,498,417	$—

Operating expenses:
Research and development	10,281,055	7,978,606	29,640,135	13,970,920
General and administrative	1,786,317	1,063,596	5,442,235	4,102,232

Total operating expenses	12,067,372	9,042,202	35,082,370	18,073,152

Operating loss	(7,136,160)	(9,042,202)	(18,583,953)	(18,073,152)

Other income (expense):
Other income (expense)	3,594	—	(44,447)	4,160
Interest income	840,384	135,856	2,092,362	300,901
Interest expense	(663)	(1,320)	(2,496)	(5,662)

Total other income, net	843,315	134,536	2,045,419	299,399

Net loss	$(6,292,845)	$(8,907,666)	$(16,538,534)	$(17,773,753)

Basic and diluted net loss per share	$(0.17)	$(0.37)	$(0.49)	$(0.80)

Shares used in computation of basic and diluted net loss per share	36,793,772	23,831,912	34,036,401	22,187,457

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(16,538,534)	$(17,773,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442,827	459,194
Non-cash stock-based compensation	1,481,111	3,462
Accretion related to cash equivalent/marketable securities	(41,904)	(76,556)
Gain on sale of capital equipment	—	(4,160)
Changes in operating assets and liabilities:
Accounts receivable from Schering AG	(2,615,676)	—
Other current assets	102,779	317,268
Long term receivable from Schering AG	87,500	—
Other long term assets	23,507	—
Accounts payable	(867,137)	780,846
Accrued expenses	4,689,409	1,535,740
Accounts payable to Schering AG	866,000	—
Deferred revenue from Schering AG	(4,159,439)	—
Other liabilities	(232,023)	(48,024)
Net cash used in operating activities	(16,761,580)	(14,805,983)

Investing activities:
Purchases of capital equipment and leasehold improvements	(676,224)	(87,654)
Proceeds from sale of capital equipment	—	4,160
Purchases of marketable securities	(16,640,990)	—
Proceeds from sales of marketable securities	—	7,421,319
Proceeds from maturities of marketable securities	—	11,959,951
Net cash (used in) provided by investing activities	(17,317,214)	19,297,776

Financing activities:
Proceeds from issuance of common stock under equity financings, net of issuance costs	28,570,451	16,645,583
Proceeds from exercise of common stock warrants	301,330	920,250
Proceeds from issuance of common stock under employee benefit plans	99,211	145,263
Payments on lease obligations	(20,300)	(72,008)
Net cash provided by financing activities	28,950,692	17,639,088

Change in cash and cash equivalents for the period	(5,128,102)	22,130,881
Cash and cash equivalents at beginning of period	49,317,845	416,847
Total cash and cash equivalents	$44,189,743	$22,547,728

Supplemental cash flow information:
Interest paid	$2,496	$5,662

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

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective for fiscal years beginning after December 15, 2006. As the Company does not provide any of these benefits, there will not be any financial statement impact related to the adoption of SFAS 158.

2.     Collaboration and License Agreement with Schering AG

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, the Company granted Schering an exclusive, worldwide license to its TOCOSOL Paclitaxel anti-cancer product candidate (the “Product”).  With respect to the Product, Schering paid Sonus an upfront license fee of $20 million and pays Sonus for research and development services performed equal to 50% of eligible Product research and development costs.  In addition, Schering may pay Sonus (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a development program consisting of the ongoing Phase 3 pivotal trial in metastatic breast cancer, and trials to support launch of the Product and planned trials for additional indications.  The Company has retained an option to exercise co-promotion rights in the U.S. and has also granted Schering the right of first negotiation on the novel camptothecin molecule Sonus is currently developing that is in Phase 1 clinical testing.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

During the nine month period ended September 30, 2006, the Company recognized revenue of $4.1 million as amortization of the upfront license fee and an additional $12.4 million related to research and development services performed for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs.  The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated as the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  As the full clinical development program for TOCOSOL Paclitaxel, including other potential indications and geographic locations is still being finalized in collaboration with Schering AG, we cannot estimate the total costs or expected reimbursements at this time.  The Company reduced the revenue to be recognized over the development period related to the $20 million upfront license payment by $2.3 million.  This represented the excess fair value of the warrants purchased by an affiliate of Schering above the amount paid in connection with its equity investment in Sonus.  This adjustment was made because both the equity investment and the upfront payment were considered to be a single unit of accounting.  As of September 30, 2006, the Company had $12.4 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for the warrant valuation) as well as $9.7 million in receivables from Schering AG on its balance sheet.

3.     Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005
Clinical trials	$6,606,338	$2,224,447
Product manufacturing	1,350,423	438,332
Compensation	1,019,703	1,455,329
Other	120,789	289,736
Total accrued expenses	$9,097,253	$4,407,844

4.              Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(6,292,845)	$(8,907,666)	$(16,538,534)	$(17,773,753)
Unrealized gain (loss) on cash equivalent and marketable securities	(3,363)	15,628	3,293	36,436
Comprehensive loss	$(6,296,208)	$(8,892,038)	$(16,535,241)	$(17,737,317)

5.     Stockholders’ Equity

Common Stock Issuances

On May 2, 2006, the Company closed on the issuance of approximately 6.1 million shares of common stock in a registered direct offering for gross proceeds of $30.6 million (approximately $28.6 million net of transaction costs).  The common stock was sold at a price of $5.00 per share and was previously registered through a shelf registration statement on Form S-3 that was declared effective by the SEC in April, 2006.  This was the only financing during the nine month period ended September 30, 2006.

During the third quarter of 2006, the Company recorded $26,361 in proceeds from the issuance of 6,478 shares of common stock from the issuance of shares under employee benefit programs.  No common stock warrants were exercised during the third quarter.  For the nine months ended September 30, 2006, the Company recorded $301,330 in proceeds from the issuance of 73,675 shares of common stock from the exercise of common stock warrants, in addition to $99,211 in proceeds from the issuance of 29,502 shares of common stock from the issuance of shares under employee benefit programs.

Employee Stock Plans

The Company has stock option plans whereby shares of common stock are reserved for future issuance pursuant to stock option grants or other issuances.  Under the 2000 Stock Incentive Plan, an incremental number of shares equal to four percent of the Company’s common stock outstanding as of December 31 of each year commencing December 31, 2000 are made available for issuance under the plan up to a lifetime maximum of five million shares.  The Company expects to reach the five million share cap on December 31, 2006.  Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant.  Stock options are granted at the fair market value on the date of grant and generally expire ten years from the date of grant.

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period.  At September 30, 2006, approximately 94,500 shares remain available for purchase by employees under the plan.

Adoption of SFAS 123R

The Company adopted the requirements of SFAS No. 123 (revised 2004), “Share-Based Payment,” (or “SFAS 123R”) on January 1, 2006, utilizing the “modified prospective” method. The Company uses the Black-Scholes-Merton option pricing model as the most appropriate fair-value method for its awards and recognizes compensation cost on a straight-line basis over its awards’ vesting periods in accordance with the provisions of SFAS 123R.  In valuing its options using the Black-Scholes-Merton option pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates, of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on the Company’s historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of the Company’s common stock as traded on NASDAQ. Forfeiture rates are estimated using historical actual forfeiture rates that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period.  These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change.  The weighted average expected life of the options is based on historical experience of option exercises and the average vesting option schedule.

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

The pro-forma information for the three and nine month periods ended September 30, 2005 was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(8,907,666)	$(17,773,753)
Add: Stock-based employee compensation expense included in reported net loss	—	3,462

Deduct:Stock-based employee compensation expense determined under the fair value based method	(385,498)	(1,242,618)
Pro forma net loss	$(9,293,164)	$(19,012,909)

Earnings per share:
Basic and diluted-as reported	$(0.37)	$(0.80)
Basic and diluted-pro forma	$(0.39)	$(0.86)

Impact of the adoption of SFAS 123R

 The Company elected to implement SFAS 123R using the modified prospective application method.  Accordingly, during the nine months ended September 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123 for unvested options outstanding as of January 1, 2006 and recorded compensation expense under the provisions of SFAS 123R for options granted during the nine month period ended September 30, 2006.  Previously reported amounts have not been restated.  As the Company uses a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes or cash flow.  The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock-based compensation expense:
General & administrative	$(208,208)	$(808,142)
Research & development	(225,313)	(672,969)
Total stock-based compensation expense	(433,521)	(1,481,111)
Tax effect on stock-based compensation	—	—
Net effect on income	$(433,521)	$(1,481,111)

Effect on earnings per share:
Basic and diluted	$(0.01)	$(0.04)

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

As of September 30, 2006, the proforma deferred stock-based compensation balance related to stock options after adjusting for estimated forfeitures was $3.8 million and will be recognized over an estimated weighted average period of 2.2 years.

The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 68.5% and 81.3% as of September 30, 2006 and 2005, respectively, (6) forfeiture rate of 13.1% as of September 30, 2006, and (7) a risk-free interest rate of 4.8% and 4.0% as of September 30, 2006 and 2005, respectively.

The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The Company will evaluate its assumptions on a regular basis.  These evaluations may result in changes to assumptions which may have a material effect on compensation expense recorded under SFAS 123R.  There have been minor changes in forfeiture rates during the nine month period ended September 30, 2006, but the impact has been immaterial.

Stock Option Activity

The following is a summary of option activity through September 30, 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2005	1,652,431	3,819,170	$4.66
Grants	(35,000)	35,000	5.69
Exercises	—	(10,000)	0.88
Cancellations	10,000	(14,500)	4.98
March 31, 2006	1,627,431	3,829,670	$4.68

Grants	(313,000)	313,000	5.24
Exercises	—	—	—
Cancellations	3,103	(3,103)	4.83
June 30, 2006	1,317,534	4,139,567	$4.72

Grants	(53,750)	53,750	4.57
Exercises	—	(1,410)	1.84
Cancellations	1,837	(7,087)	6.43
September 30, 2006	1,265,621	4,184,820	$4.72

The intrinsic value of options exercised during the third quarters of 2006 and 2005 was $4,000 and $0, respectively. The estimated fair value of shares vested during the third quarters of 2006 and 2005 was $397,420 and $488,229, respectively. The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $2.73 and $3.47, respectively, based on the assumptions in the Black-Scholes-Merton valuation model discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price

$0.63 - $1.46	227,475	4.17	$0.73	227,475	4.17	$0.73
$1.46 - $3.72	1,090,257	7.33	$2.85	744,407	7.02	$2.75
$3.72 - $5.24	1,743,443	8.57	$4.92	397,895	6.92	$4.70
$5.24 - $6.94	910,358	5.18	$6.21	746,608	4.42	$6.27
$6.94 - $8.08	185,654	5.41	$7.97	180,705	5.36	$7.99
$8.08 - $20.50	15,000	1.06	$19.75	15,000	1.07	$19.75
$20.50 -$44.00	12,633	1.08	$39.77	12,633	1.08	$39.77
	4,184,820			2,324,723

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

Business Overview

Sonus Pharmaceuticals is focused on the development of cancer drugs that are designed to provide better efficacy, safety and tolerability, and are easier to use. Our business strategy is as follows:

•                    Develop proprietary formulations of cancer drugs and New Chemical Entities utilizing our TOCOSOL® technology; and

•                    Identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Proprietary TOCOSOL technology

Our novel, vitamin E-based emulsion technology has been designed to address the challenges of poorly soluble cancer drugs without the need for organic solvents. The technology uses vitamin E oil (a-tocopherol) and tocopherol derivatives to solubilize and formulate drugs with the goal of enhancing their efficacy, safety and delivery mechanisms. Drug products formulated with our TOCOSOL technology are ready-to-use, requiring no dilution or reconstitution.

TOCOSOL Paclitaxel

Our lead oncology product candidate, TOCOSOL Paclitaxel, is a novel, nanodroplet formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers and Kaposi’s sarcoma. Our product, TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion formulation. We believe that data from clinical trials conducted to-date suggest that TOCOSOL Paclitaxel:

•                    eliminates the need for cremophore which is used in Taxol and generic paclitaxel and has known toxicities;

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

•                    does not require any special intravenous (i.v.) tubing or filters; and

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

In addition to being assessed for anti-tumor efficacy, patients are also monitored for adverse events in all clinical studies. The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy. Among 232 patients treated in the Phase 2 clinical trials as of September 2006, the incidence of at least one episode of Grade 4 neutropenia (absolute neutrophil count <500 cells/mm3) during treatment was 18%. However, only 2% of patients had febrile neutropenia, and there was one septic death. No peripheral neuropathy was observed in 56% of patients, Grade 3 peripheral neuropathy was reported in only 10% of patients cumulatively, and no patients experienced Grade 4 peripheral neuropathy. We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered with the approved dosing regimen of 175 mg/m2 every three weeks. Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients. Paclitaxel-mediated infusion-related toxicities, sometimes called “hypersensitivity reactions” and involving pain, flushing, shortness of breath or chest tightness, were generally mild and were reported following approximately 11% of all doses. Investigators have reported that infusion-related toxicities associated with our product could be ameliorated by temporary (a few minutes) interruption of infusion and restarting the infusion at a slower rate. Infusion-related toxicities very rarely prevented delivery of intended doses. Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

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

Our objective is to work with our corporate partner (Schering AG) to advance final clinical development, gain marketing approval and maximize the commercial opportunity for TOCOSOL Paclitaxel. Our regulatory strategy is to gain the fastest possible market entry with a competitive label, while pursuing opportunities to further differentiate the product. Our strategy for product approval includes the following:

•                    U.S. Development. In collaboration with our partner, we will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy. The FDA’s use of the 505(b)(2) mechanism is designed to streamline the NDA review process by not requiring duplicate work for active pharmaceutical ingredients that are already well known. As part of our regulatory strategy, we initiated a randomized crossover clinical pharmacology study in the fourth quarter of 2003, to compare the amount of paclitaxel exposure in the circulation over time after single doses of TOCOSOL Paclitaxel and Taxol, with both drugs given at 175 mg/m2 every three weeks (the approved dosing regimen for Taxol). We completed patient enrollment in March 2004 and final data were available for analysis in September 2004. The data from this study indicate that TOCOSOL Paclitaxel delivers 67% higher exposure to free (unbound) paclitaxel, and 108% higher exposure to total (protein-bound and unbound) paclitaxel than an equal dose of Taxol. How this may or may not correlate to the efficacy of TOCOSOL Paclitaxel as compared to Taxol is yet to be proven in Phase 3 clinical testing. After meetings with the FDA, and based on preclinical and clinical data generated to date, the FDA indicated that it was appropriate for Sonus to conduct a single Phase 3 clinical trial that would be the basis for submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism. The FDA and Sonus finalized the study design and plans for conducting and analyzing the results of the Phase 3 trial under a Special Protocol Assessment (“SPA”), which was completed in June 2005. The Phase 3 study is comparing the safety and efficacy of TOCOSOL Paclitaxel administered weekly with Taxol administered weekly.  As of the end of October, enrollment in the Phase 3 study was nearing completion and we believe that we will close enrollment in November with over 800 patients.

Based on agreement from the FDA to use the results of a single Phase 3 trial with a primary endpoint of objective response rate, we anticipate that the NDA, the contents of which are being developed in collaboration Schering, will be submitted by Schering by the end of 2007.  The FDA has indicated to Sonus that a NDA approval will require either (a) demonstration of superior efficacy of TOCOSOL Paclitaxel compared to Taxol; or (b) demonstration of non-inferior efficacy as compared to Taxol and either (i) a change of the approved label for Taxol to include a weekly dosing schedule or (ii) availability of reviewable data from a trial comparing the efficacy of Taxol using a weekly dosing schedule to that of Taxol using the currently approved three-weekly dosing schedule.

We have an agreement with the Cancer and Leukemia Group B Foundation (the CALGB) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol (paclitaxel injection) to three-weekly dosing of Taxol in patients with metastatic breast cancer. In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, we plan to submit the CALGB 9840 data to the FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004 annual meeting and discussions with the FDA, Sonus believes that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be non-inferior to the every three-weekly regimen. While there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA, Sonus’ preliminary analysis of the CALGB 9840 data confirm the conclusions presented in the abstract at ASCO 2004. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

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

•                    Ex-U.S. development. Our corporate partner will pursue development and approval of TOCOSOL Paclitaxel in markets outside the U.S. (initially Europe and Japan).  During the second quarter of 2006, Schering’s subsidiary in Japan, Nihon Schering K.K., submitted the Japanese Investigational New Drug Application (IND) for TOCOSOL Paclitaxel, which has been accepted by the regulatory authorities.  Nihon Schering initiated the Japanese Phase 1 study of TOCOSOL Paclitaxel in the third quarter of 2006.

•                    New indications for taxanes. In conjunction with our corporate partner, we may pursue clinical development of TOCOSOL Paclitaxel for the treatment of other types of cancer, including indications for which Taxol has been approved as well as for diseases for which Taxol is used but not approved, such as treatment of inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers). In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for this indication. We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003, and in Spain and the U.K. during 2005, using weekly dosing of TOCOSOL Paclitaxel. Enrollment in this trial was completed in September 2006 and we expect to have preliminary data by mid 2007. In December 2004, the FDA granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are pursuing a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. Our partner expects to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions when data are mature for the secondary endpoints. The Phase 3 trial, which compares TOCOSOL Paclitaxel to Taxol administered weekly, is powered to achieve statistical significance on all three endpoints, and is expected to enroll approximately 800 evaluable patients. Our current estimate for the total cost of the pivotal Phase 3 trial is between $45 million and $50 million. This estimate is our direct cost only and does not include any potential billings from Schering. Under our Collaboration and License Agreement with Schering AG, dated October 17, 2005, Schering will fund 50% of these costs. In addition, it is anticipated that we will collaborate with Schering AG on additional studies of TOCOSOL Paclitaxel. Under the terms of our agreement, we are obligated to fund 50% of the costs of any additional studies conducted by Schering AG in support of commercialization activities for the U.S. market. The exact cost and timing of these studies is yet to be finalized. The current ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in the near term.  Approximately one half of the cost of the Phase 3 trial has been incurred as of September 30, 2006. However, future costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study. Development costs for commercialization activities outside the U.S. market are borne by Schering AG.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

TOCOSOL Camptothecin

Our second oncology drug candidate is TOCOSOL Camptothecin Injectable Emulsion.  This new chemical entity is a novel camptothecin derivative synthesized into a nanodroplet formulation with Sonus’ proprietary TOCOSOL technology. Camptothecins are an important class of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs, irinotecan (Camptosar®) and topotecan (Hycamtin®), have demonstrated toxicities that may limit their clinical utility. Irinotecan and topotecan are used in the treatment of colorectal, lung, ovarian and cervical cancers. The active ingredient in TOCOSOL Camptothecin is a conjugate of SN-38, which is the active ingredient in irinotecan.  Our objective with TOCOSOL Camptothecin is to provide a ready to use product that has enhanced anti-tumor activity and improved tolerability compared with the approved camptothecin-based products. An IND was submitted to the FDA for TOCOSOL Camptothecin in June 2006.  The FDA completed its review in July 2006, and Phase 1 clinical testing was initiated in September 2006. Our research and development efforts on TOCOSOL Camptothecin enabled the initiation of the Phase 1 study; however, we cannot give any assurance that this compound will be clinically successful.

Research and Development Pipeline

We continue to invest in the research and development of new oncology related product candidates, including those that we believe could extend the application of our technology. In addition to our internal research and development efforts, we may also consider acquisitions of other products, development candidates or technologies to expand our pipeline and capabilities.

Proprietary Technology

We consider the protection of our technology to be essential to our business. In addition to seeking U.S. patent protection for our inventions, we are also seeking patent protection in other selected countries in order to broadly protect our proprietary rights. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2006, nine United States patents and five patents outside the U.S., one each in Canada, South Korea, Taiwan, Mexico and India, have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America.

Collaboration and License Agreement with Schering AG

On October 17, 2005, we entered into a Collaboration and License Agreement with Schering AG, a German corporation, pursuant to which, among other things, we granted Schering an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering paid us an upfront license fee of $20 million and pays us for research and development services performed equal to 50% of eligible research and development costs related to TOCOSOL Paclitaxel. In addition, Schering may pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing Phase 3 pivotal trial for FDA NDA approval in metastatic breast cancer, and trials to support launch of TOCOSOL Paclitaxel and planned trials for additional indications. We have retained an option to exercise co-promotion rights in the U.S. and have also granted Schering the right of first negotiation on the novel camptothecin molecule Sonus is currently developing that is in Phase 1 clinical testing.

On March 2, 2006, in accordance with the Collaboration and License Agreement with Schering AG, Schering AG exercised its right to assume responsibility for all manufacturing of TOCOSOL Paclitaxel.

On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, or Bayer, submitted a formal tender offer to the stockholders of Schering to purchase all of the outstanding shares of Schering. The pending acquisition is in the final legal stages of approval.  We are not aware if the acquisition will have any effect on our business, financial condition or results of operations in the future.

Results of Operations

As of September 30, 2006, our accumulated deficit was approximately $104.7 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Our revenue was $4.9 million for the three months ended September 30, 2006 as compared with $0 for the same period in 2005.  We had revenue of $16.5 million for the nine months ended September 30, 2006 compared with $0 for the same period in 2005.  Revenue in the first nine months of 2006 was fully attributable to the collaboration agreement with Schering AG and included revenue related to the amortization of the upfront license fee and research and development funding.  We recognized $1.4 million and $4.1 million in amortization of an upfront license fee received from Schering AG for the three and nine month periods ended September 30, 2006, respectively, and an additional $3.5 million and $12.4 million in research and development funding related to the Phase 3 trial for TOCOSOL Paclitaxel for the three and nine month periods ended September 30, 2006, respectively.  Amortization of the $20 million upfront fee, net of a $2.3 million adjustment related to the excess fair value of warrants issued to Schering AG in connection with the license arrangement, will continue until the end of the development period for TOCOSOL Paclitaxel, which is currently estimated to conclude at the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel change. The license arrangement also includes reimbursement of 50% of research and development costs during this time.  Revenue during the last three months of 2006 will relate to continued amortization of the upfront license fee and research and development funding and is expected to increase from levels recognized in the third quarter of 2006.

Our research and development (R&D) expenses were $10.3 million for the three months ended September 30, 2006 compared with $8.0 million for the same period in 2005.  Our R&D expenses were $29.6 million for the nine months ended September 30, 2006 compared with $14.0 million for the same period in 2005.  The increase for both periods presented was primarily the result of the spending associated with the Phase 3 clinical trial for TOCOSOL Paclitaxel including both clinical, drug supply and manufacturing costs in addition to expenditures on other product candidates.  We expect R&D expenses during the last three months of 2006 to increase from levels recorded during the third quarter of 2006 as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.

Our general and administrative (G&A) expenses were $1.8 million for the three months ended September 30, 2006 compared with $1.1 million for the same period in 2005.  Our G&A expenses were $5.4 million for the nine months ended September 30, 2006 compared with $4.1 million for the same period in 2005.  The increase for both periods presented was primarily the result of compensation expense related to the implementation of SFAS 123R, in addition to other generally higher personnel costs.  We expect G&A expenses during the fourth quarter of 2006 to remain generally in line with levels experienced during the first nine months of 2006.

We expect our total operating expenses during the remainder of 2006 to increase over amounts incurred during the third quarter of 2006 as we continue to advance our Phase 3 and other related clinical trial development related to TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 80%-90% of the total anticipated spending in 2006.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses as well as time necessary to complete the studies are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies, changes in FDA requirements, increased material costs, timing of trials conducted by Schering for which Sonus has a 50% reimbursement requirement and other factors.

Our other income, net, was $843,000 for the three months ended September 30, 2006 compared with $135,000 for the same period in 2005.  Our other income, net, was $2.0 million for the nine months ended September 30, 2006 compared with $299,000 for the same period in 2005.  Other income, net is composed primarily of interest income on our investments.  The increase for both periods presented was due primarily to significantly higher levels of invested cash in 2006 in addition to generally higher interest rates than the comparable period in 2005.

The Company had no income tax expense for the three and nine month periods ended September 30, 2006 or 2005 as it had incurred significant losses and has significant net operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties.  At September 30, 2006, we had cash, cash equivalents and marketable securities totaling $60.9 million compared to $49.3 million at December 31, 2005.  The increase was primarily due to the net proceeds of $28.6 million from the issuance of common stock on May 2, 2006 and by $9.8 million in payments received from Schering AG under the collaboration agreement of which $7.2 million related to 2005 activity.  These increases were offset by the net loss for the first nine months of 2006 of $16.5 million, payment of 2005 incentive bonuses in 2006 of $1.2 million and other timing differences.

On May 2, 2006, we closed on a registered direct offering that raised gross proceeds of approximately $30.6 million ($28.6 million in net proceeds) through the sale of approximately 6.1 million shares of our common stock.

Net cash used in operating activities for the nine months ended September 30, 2006, and 2005, was $16.8 million and $14.8 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.

Net cash (used in), provided by investing activities for the nine months ended September 30, 2006, and 2005 was ($17.3) million and $19.3 million, respectively.  The net cash used in investing activities during the nine month period ended September 30, 2006 was due primarily to purchases of marketable securities as we moved resources into longer term investments to take advantage of a more favorable interest rate environment and to a lesser extent, purchases of property and equipment. The net cash provided by investing activities during the same period in the prior year was primarily due to sales and maturities of marketable securities occurring in the normal course of business.

Net cash provided by financing activities for the nine months ended September 30, 2006, and 2005 was $29.0 million and $17.6 million, respectively.  The net cash provided by financing activities during the nine month period ended September 30, 2006 was primarily due to proceeds raised in the May 2, 2006 registered direct equity financing and the exercise of common stock warrants.  The net cash provided by financing activities during the same period in the prior year was also primarily due to proceeds from an equity financing and the exercise of common stock warrants.

We expect that our cash requirements will continue to increase in future periods due to the development and commercialization costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash, cash equivalents and marketable securities, in addition to payments pending and cost sharing arrangements under our Collaboration and License Agreement with Schering AG, will be sufficient to fund operations into 2008. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total cost of the Phase 3 clinical trial is between $45 and $50 million. This estimate is our direct cost only and does not include any potential billings from Schering. As of the end of October, enrollment in the Phase 3 study was nearing completion and we believe that we will close enrollment in November with over 800 patients. We may need additional capital in 2008 to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Schering AG, the development of other product candidates and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA, the contents of which are being developed in collaboration with Schering, will be submitted by Schering by the end of 2007. Our future capital requirements depend on many factors including:

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements. We have remaining contractual obligations through 2007 under our operating leases of $617,000 and $25,000 under our leasehold financing agreements. Under the office space lease, the Company has the option to extend the lease for an additional three years at the then fair market value of the leased premises.  We are currently examining alternatives including moving to a new facility and entering into a new lease as well as renewal of the existing lease.  Under the Collaboration and License Agreement with Schering AG, we are obligated to fund 50% of the costs of certain studies conducted by Schering AG. As these additional studies have not yet been finalized, no dollar amounts have been disclosed below.

The following table summarizes our contractual obligations under these agreements, including interest as of September 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease financing obligations	$25,328	$25,328	$—	$—	$—
Operating lease obligations	617,018	613,114	3,904	—	—
Total	$642,346	$638,442	$3,904	$—	$—

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

•                    Cash, Cash Equivalents and Marketable Securities. We consider investments in highly liquid instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents. Investments with a remaining maturity at purchase in excess of 90 days are classified as marketable securities. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents and marketable securities consist principally of commercial paper, money market securities, corporate bonds/notes and government agency securities. We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. We consider marketable securities with maturity greater than twelve months long-term and maturity less than twelve months short-term.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to FDA approval of our submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the FDA our clinical development plans change, as a result of regulatory or other matters, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period. Revenue from research and development services performed under collaboration agreements is generally recognized in the period when the services are performed. Payments received in excess of amounts earned are recorded as deferred revenue.

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

•                    Valuation of Equity Instruments.  We adopted the requirements of SFAS 123R, “Share-Based Payment,” effective January 1, 2006, utilizing the “modified prospective” method. We use the Black-Scholes-Merton option pricing model as the most appropriate fair-value method for our awards and recognize compensation cost on a straight-line basis over our awards’ vesting periods in accordance with the provisions of SFAS 123R.  In valuing our options using the Black-Scholes-Merton option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States treasury securities as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on NASDAQ. Forfeiture rates are estimated using historical actuals over the estimated life of the option grant.  These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. For unvested awards granted prior to the adoption date, compensation expense is based on the original grant date fair value measurement under SFAS 123.  We currently believe that the assumptions used to generate those fair values are appropriate and therefore are not revisiting those calculations.

We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective for fiscal years beginning after December 15, 2006. As the Company does not provide any of these benefits, there will not be any financial statement impact related to the adoption of SFAS 158.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our marketable securities and cash equivalents portfolio represents the potential loss that could arise from adverse changes in interest rates.  If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2006, the decline in the fair value of our investment portfolio would not be material.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have an agreement with the Cancer and Leukemia Group B Foundation (the CALGB) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol (paclitaxel injection) to three-weekly dosing of Taxol in patients with metastatic breast cancer.  In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, we plan to submit the CALGB 9840 data to the FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004 annual meeting and discussions with the FDA, Sonus believes that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be non-inferior to the every three-

weekly regimen. While there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA, preliminary analysis of the CALGB 9840 data support the data presented in the abstract and the forthcoming article being prepared for publication. If Sonus is required to conduct an additional Phase 3 trial of Taxol given weekly versus three-weekly, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

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

We expect that our cash requirements will continue to increase in future periods due to development costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash, cash equivalents and marketable securities, in addition to future payments and cost sharing arrangements under our Collaboration and License Agreement with Schering AG, will be sufficient to fund operations into 2008. It is likely that we will need additional capital in 2008 to complete the development and commercialization of TOCOSOL Paclitaxel, fund our obligations under the Collaborative License Agreement with Schering AG, fund the development of other product candidates and support our continuing operations. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Schering on additional studies. Under the terms of the Collaboration and License Agreement with Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Schering for the U.S. The exact cost and timing of these studies is yet to be finalized. Our current estimate for the total cost of the Phase 3 trial is between $45 million and $50 million. This estimate is our direct cost only and does not include any potential billings from Schering. As of the end of October, enrollment in the Phase 3 study was nearing completion and we believe that we will close enrollment in November with over 800 patients. However, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA, the contents of which are being developed in collaboration Schering, will be submitted by Schering by the end of 2007. Our future capital requirements depend on many factors including:

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

Our future prospects are heavily dependent on the results of the Phase 3 clinical testing of TOCOSOL Paclitaxel and subsequent commercialization should the product be approved by the FDA and other international regulatory agencies.

TOCOSOL Paclitaxel is the only product candidate we have in Phase 3 clinical testing.  All other product candidates are in much earlier stages of development.  Due to the significant costs and data performance uncertainties and other significant uncertainties involved in getting the other product candidates to Phase 3 clinical testing, our current prospects are substantially dependent on the outcome of the current Phase 3 trial with TOCOSOL Paclitaxel.  There can also be no assurance that performance seen to-date for TOCOSOL Paclitaxel in Phase 1 and 2 clinical testing will be reflected in the final data for the current Phase 3 clinical trial, or that the product will be approved by the FDA or other international regulatory agencies, or achieve commercial success, if approved.

We have a history of operating losses which we expect will continue and we may never become profitable.

We have experienced significant accumulated losses since our inception, and are expected to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of September 30, 2006, our accumulated deficit totaled $104.7 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. We will not generate the majority of milestone or royalty revenues under our collaboration and license agreement with Schering AG unless and until we receive regulatory approvals, which are not likely to occur until 2008 and beyond. Even if we generate milestone and royalty revenues, there can be no assurance that we will be able to achieve or sustain profitability. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

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

We are dependent, and may in the future be dependent, on third parties for funding or performance of a variety of key activities including research, clinical development, manufacturing, marketing, sales and distribution of our products. Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We executed an agreement with Schering AG for TOCOSOL Paclitaxel in October 2005. Under the Collaboration and License Agreement, Schering has a worldwide exclusive license to market and promote TOCOSOL Paclitaxel and is responsible for clinical development and regulatory activities outside of the U.S. If these arrangements with Schering or other third parties are terminated or the collaborations are not successful, we will be required to identify alternative sources of funding to finance research, clinical development, manufacturing, marketing, sales and/or distribution. Our inability to secure additional funding would have a material adverse effect on our business, financial condition and results of operations. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that our partners may devote to the development and commercialization of products under these collaborations and our partners may fail to conduct their collaborative activities successfully or in a timely manner.  On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, or Bayer, submitted a formal tender offer to the stockholders of Schering to purchase all of the outstanding shares of Schering. The pending acquisition is in the final legal stages of approval.  We are not aware if the acquisition will have any effect on our business, financial condition or results of operations in the future.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2006, we held nine United States patents and five patents outside the U.S., one each in Canada, South Korea, Taiwan, Mexico and India pertaining to our proprietary TOCOSOL technology. We hold one additional United States patent directed to other technologies. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is currently listed on The NASDAQ Global Market under the symbol “SNUS.”  For continued inclusion on The NASDAQ Global Market, we must maintain among other requirements stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. As of September 30, 2006, we had stockholders’ equity of approximately $49.2 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The NASDAQ Global Market. If our common stock were delisted from The NASDAQ Global Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

Item 6.  Exhibits

10.23               First Amendment to Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan

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

SONUS PHARMACEUTICALS, INC.

Date: November 8, 2006	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)