Form 10-Q
period 2007-03-31
SONUS PHARMACEUTICALS INC
filed 2007-05-09
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
Common Stock, $.001 par value	36,861,057

Sonus Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,756,656	$35,771,784
Marketable securities	33,231,691	22,506,086
Accounts receivable from Bayer Schering	8,171,545	8,043,771
Other current assets	1,249,024	524,470
Total current assets	58,408,916	66,846,111

Equipment, furniture and leasehold improvements, net	1,096,454	1,186,174
Other assets	452,881	460,717

Total assets	$59,958,251	$68,493,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$243,466	$898,486
Accounts payable to Bayer Schering	1,603,700	1,473,050
Accrued expenses	8,047,122	11,928,124
Deferred revenue from Bayer Schering	5,545,919	5,545,919
Other current liabilities	32,494	64,792
Total current liabilities	15,472,701	19,910,371

Deferred revenue from Bayer Schering, less current portion	4,154,215	5,540,694

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 36,859,620 and 30,565,746 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	155,304,487	154,780,939
Accumulated deficit	(114,964,022)	(111,738,669)
Accumulated other comprehensive loss	(9,130)	(333)
Total stockholders’ equity	40,331,335	43,041,937

Total liabilities and stockholders’ equity	$59,958,251	$68,493,002

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Collaboration revenue from Bayer Schering	$5,051,035	$4,053,618

Operating expenses:
Research and development	6,939,399	8,110,502
General and administrative	1,975,600	1,768,322
Total operating expenses	8,914,999	9,878,824

Operating loss	(3,863,964)	(5,825,206)

Other income (expense):
Other expense	(34,953)	—
Interest income	673,873	515,940
Interest expense	(309)	(1,000)
Total other income, net	638,611	514,940

Net loss	$(3,225,353)	$(5,310,266)

Basic and diluted net loss per share	$(0.09)	$(0.17)

Shares used in computation of basic and diluted net loss per share	36,854,037	30,620,878

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(3,225,353)	$(5,310,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154,176	135,653
Non-cash stock-based compensation	495,149	384,603
Amortization/(accretion) of investments	(207,332)	2,417
Changes in operating assets and liabilities:
Accounts receivable from Bayer Schering	(127,774)	3,583,110
Other current assets	(724,554)	8,786
Other long term assets	7,836	7,836
Accounts payable	(655,020)	(892,893)
Accounts payable to Bayer Schering	130,650	—
Accrued expenses	(3,881,002)	2,141,123
Other current liabilities	(25,008)	(16,008)
Deferred revenue from Bayer Schering	(1,386,479)	(1,386,480)
Net cash used in operating activities	(9,444,711)	(1,342,119)

Investing activities:
Purchases of capital equipment and leasehold improvements	(64,456)	(58,789)
Purchases of marketable securities	(22,622,304)	—
Proceeds from sales of marketable securities	12,035,014	—
Proceeds from maturities of marketable securities	60,220	—
Net cash used in investing activities	(10,591,526)	(58,789)

Financing activities:
Proceeds from exercise of common stock warrants	—	287,220
Proceeds from issuance of common stock under employee benefit plans	28,399	28,787
Payments on lease obligations	(7,290)	(6,599)
Net cash provided by investing activities	21,109	309,408

Change in cash and cash equivalents for the period	(20,015,128)	(1,091,500)
Cash and cash equivalents at beginning of period	35,771,784	49,317,845
Total cash and cash equivalents	$15,756,656	$48,226,345

Supplemental cash flow information:
Interest paid	$309	$1,000

See accompanying notes.

Sonus Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

1.              Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The accompanying Balance Sheet at December 31, 2006 has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.  The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 16, 2007.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

2.              Collaboration and License Agreement with Bayer Schering Pharma AG

On October 17, 2005, we entered into a Collaboration and License Agreement with Schering AG, pursuant to which, among other things, we granted Schering AG an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering AG paid us an upfront license fee of $20 million and pays us for 50% of eligible research and development costs incurred by us related to TOCOSOL Paclitaxel (in certain cases the reimbursement rate is 100%).

On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, submitted a formal tender offer to the stockholders of Schering AG to purchase all of the outstanding shares of Schering AG. Bayer AG now owns 96.3% of the voting stock.  The company was renamed Bayer Schering Pharma AG, Germany (“Bayer Schering”).  We are not aware of any material effect the acquisition has had on our business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.

Bayer Schering may additionally pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and

(iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal trial in metastatic breast cancer and other trials to support launch of TOCOSOL Paclitaxel. We have retained an option to exercise co-promotion rights in the U.S. and also granted Bayer Schering the right of first negotiation on the Camptothecin molecule we are currently developing.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

During the three month period ended March 31, 2007, the Company recognized revenue of $1.4 million as amortization of the upfront license fee and an additional $3.7 million related to research and development services performed by Sonus primarily for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs.  The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated to continue through the end of 2008.  As the clinical development program for TOCOSOL Paclitaxel is still being finalized in collaboration with Bayer Schering, we cannot estimate the total costs or expected reimbursements at this time.  Finalization of these plans will likely occur after we have initial data from our ongoing Phase 3 trial, which we expect by the end of Q3 2007.

As of March 31, 2007, the Company had $9.7 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for warrants issued in connection with the agreement) as well as $8.2 million in receivables from Bayer Schering on its balance sheet.

3.              Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
Clinical trials	$7,233,662	$8,497,278
Product manufacturing	12,330	1,617,580
Compensation	518,821	1,459,128
Other	282,309	354,138
	$8,047,122	$11,928,124

4.              Comprehensive Income (Loss)

	Three months ended March 31,
	2007	2006
Net loss	$(3,225,353)	$(5,310,266)
Unrealized gain (loss) on marketable securities	(8,797)	2,417
Comprehensive loss	$(3,234,150)	$(5,307,849)

5.              Stockholders’ Equity

Common Stock Issuances

During the first quarter of 2007, the Company recorded $28,399 in proceeds from the issuance of 5,646 shares of common stock from the issuance of shares under employee benefit programs.

Employee Stock Plans

Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant.  Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period.  At March 31, 2007, a total of 86,358 shares remain available for purchase by employees under the plan.

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. During the first quarter of 2007,  the Company’s Board of Directors authorized an additional 100,000 shares for use in the Company’s 401(k) plan.  At March 31, 2007, a total of 105,641 shares remain available for future issuances as matching contributions under the plan.

Stock-Based Compensation

During the three months ended March 31, 2007 and 2006, respectively, the Company recorded stock-based compensation cost under the provisions of Statement of Accounting Standard 123 (revised 2004), “Share Based Payment,” or (“SFAS 123R”).  The fair value of stock based awards is determined using the Black-Scholes-Merton pricing model.  The following table summarizes the income statement classification of stock-based compensation:

	March 31, 2007	March 31, 2006

Stock-based compensation expense:
General & administrative	$(286,161)	$(186,135)
Research & development	(208,988)	(198,468)
Total stock-based compensation expense	$(495,149)	$(384,603)

The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 60.2% and 77.6% as of March 31, 2007 and 2006, respectively, (6) forfeiture rate of 6.25% and 14.83%  as of March 31, 2007 and 2006, respectively, and (7) a risk-free interest rate of 4.65% and 4.55% as of March 31, 2007 and 2006, respectively.

Stock Option Activity

The following is a summary of option activity for the first quarter of 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2006	953,366	4,756,890	$4.90
Grants	(12,500)	12,500	$5.03
Exercises	—	—	—
Cancellations	8,450	(8,450)	$5.48
March 31, 2007	949,316	4,760,940	$4.90

6.              Income Taxes

Effective January 1, 2007, the Company adopted the provisions of the Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next twelve months.  The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows.

We recognize interest and penalties related to uncertain tax positions in income tax expense when applicable.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

The Company is subject to audit by the IRS and The Washington State Department of Revenue for all years since inception.  As of January 1, 2007, we have recorded a valuation allowance equal to our total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $40.6 million.

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

•                  continued listing on the NASDAQ Global Market (formerly NASDAQ National Market); and

•                  other factors set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007 and in this Quarterly Report on Form 10-Q.

MD&A Overview

In Management’s Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the results of operations for our Company, including:

•                  an overview of our business;

•                  results of operations and why those results are different from the prior year; and

•                  capital resources we currently have and possible sources of additional funding for future capital requirements.

Business Overview

Sonus Pharmaceuticals is focused on the development of cancer drugs that are designed to provide better efficacy, safety, tolerability, and ease of use. Our business strategy is as follows:

•                  develop proprietary formulations of cancer drugs utilizing our TOCOSOL® technology;

•                  develop novel formulations of oncology related drugs; and

•                  identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Proprietary TOCOSOL technology

Our novel vitamin E-based emulsion technology has been designed to address the limitations of existing cancer drugs. The technology uses vitamin E oil and tocopherol derivatives to solubilize and formulate drugs with the goal of enhancing their efficacy, safety and administration. Drug products formulated with our TOCOSOL technology are ready-to-use, requiring no dilution or reconstitution.

TOCOSOL Paclitaxel

Our lead oncology product candidate, TOCOSOL Paclitaxel, is currently in late stage Phase 3 clinical testing.  TOCOSOL Paclitaxel is a novel, nanodroplet formulation of paclitaxel, one of the world’s most widely prescribed anti-cancer drugs. Paclitaxel, a member of the taxane family of cancer drugs, is the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers, and Kaposi’s sarcoma. TOCOSOL Paclitaxel, is a ready-to-use, injectable paclitaxel emulsion formulation. We believe that data from our Phase 2 clinical trials conducted to-date suggest that TOCOSOL Paclitaxel:

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

We initiated Phase 2a studies for TOCOSOL Paclitaxel in March 2002 to evaluate the safety and efficacy of TOCOSOL Paclitaxel in ovarian, non-small cell lung and bladder cancers using weekly dosing of the product. These were single agent, open label studies that enrolled taxane naïve patients who had progressive disease despite prior treatment with a standard chemotherapy regimen. Patient enrollment in the Phase 2a clinical trials was completed in the second quarter of 2003.  Data review, confirmation and analysis are now complete, and databases have been locked. A total of 122 patients in the ovarian, non-small cell lung and bladder cancer studies were evaluable for safety, and 85 were treated at the maximum tolerated dose and thus were evaluable for objective response, which means that the patients received the maximum tolerated dose for at least eight weekly cycles of TOCOSOL Paclitaxel and underwent CT scans to determine anti-tumor responses according to RECIST criteria. Patients were also evaluated for time to disease progression and overall survival.  Final analyses of all data are now complete, and best response rates and survival data are presented in the tables below.

	No.	No. Patients at Maximum			Objective Responses (OR)*
Cancer Type	Patients Evaluable	Tolerated Dose	Stable Disease	Partial Response	Complete Response	Total OR	% OR	95% CI
Ovarian	52	39	12	15	2	17	44%	(28% - 60%)
NSCL	43	31	14	3	3	6	19%	(7% - 37%)
Bladder	27	15	4	4	2	6	40%	(16% - 68%)

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	74.0	(49.3-110.0)
NSCL	27.9	(19.7-58.4)
Bladder	93.1	(30.7 – not estimable)

*Per protocol, the % OR is determined for the patients treated at the maximum tolerated dose (MTD).

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

The results of the Phase 2 clinical trials may or may not be indicative of the final results from our Phase 3 pivotal study that was initiated in September 2005 and closed enrollment in November 2006.

The manufacturing process for TOCOSOL Paclitaxel has been successfully scaled to support commercialization. In March 2005, Sonus met with the U.S. Food and Drug Administration (“FDA”) to discuss the Chemistry, Manufacturing and Controls (“CMC”) data for TOCOSOL Paclitaxel. The FDA did not identify any issues with the manufacture and control of the drug product that would preclude Sonus from using TOCOSOL Paclitaxel in the Phase 3 trial, nor Bayer Schering from submitting the intended New Drug Application (NDA) based on the results of that trial.

Our objective is to work with Bayer Schering to advance clinical development, gain marketing approval and maximize the commercial opportunity for TOCOSOL Paclitaxel. Our strategy for product approval includes the following:

•                 U.S. Development. In collaboration with our partner, we will seek initial approval of TOCOSOL Paclitaxel with a 505(b)(2) NDA submission, which will rely on the FDA’s previous findings of safety and efficacy for Taxol (the reference paclitaxel product), supplemented by data supporting TOCOSOL Paclitaxel’s safety and efficacy. We are conducting a single Phase 3 clinical trial as the basis for submission of a NDA for TOCOSOL Paclitaxel under the 505(b)(2) regulatory mechanism. The FDA and Sonus finalized the study design and plans for conducting and analyzing the results of the Phase 3 trial under a Special Protocol Assessment (“SPA”) in June 2005. The Phase 3 study is comparing the safety and efficacy of TOCOSOL Paclitaxel administered weekly with Taxol administered weekly.  The clinical trial protocol and Statistical Analysis Plan approved under the SPA provide for sequential superiority analyses for efficacy of TOCOSOL Paclitaxel compared to Taxol, provided that we first demonstrate a non-inferior objective response rate; however, there can be no assurance that the Phase 3 clinical trial data will demonstrate that TOCOSOL Paclitaxel has efficacy that is non-inferior or superior to Taxol.  Enrollment in the Phase 3 study was closed in November 2006 with 821 patients randomized.

•                 The FDA has indicated to Sonus that a NDA approval will require either (a) demonstration of superior efficacy of TOCOSOL Paclitaxel compared to Taxol; or (b) demonstration of non-inferior efficacy as compared to Taxol and either (i) a change of the approved label for Taxol to include a weekly dosing schedule or (ii) availability of reviewable data from a trial demonstrating superior efficacy of Taxol using a weekly dosing schedule as compared to that of Taxol using the currently approved three-weekly dosing schedule.

We have an agreement with the Cancer and Leukemia Group B Foundation (the CALGB) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol to three-weekly dosing of Taxol in patients with metastatic breast cancer. In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, our partner and we plan to submit the CALGB 9840 data to the FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004 annual meeting, our analysis of the data set and discussions with the FDA, we believe that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be superior to the every three-weekly regimen. While there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA, Sonus’ preliminary analysis of the CALGB 9840 data confirm the conclusions presented in the abstract at ASCO 2004. If the FDA does not accept the CALGB Study 9840 data as support for a weekly reference arm, substantial additional costs and time would be required before the NDA submission for TOCOSOL Paclitaxel.

We are collaborating with Bayer Schering on the preparation of the NDA.  Bayer Schering is responsible for submission of the NDA.  We currently believe that Bayer Schering will submit the NDA in the second quarter of 2008.  This is only an estimate as the submission date is outside of our direct control and is subject to change.

•                  Ex-U.S. development. Under our collaboration agreement, Bayer Schering is responsible for development of TOCOSOL Paclitaxel outside the U.S.  Bayer Schering initiated a Phase 1 study in Japan in the third quarter of 2006, subsequent to the acceptance of the Japanese IND.  Results of this Phase 1 study will also be included in the U.S. regulatory submissions for TOCOSOL Paclitaxel.  Bayer Schering has also met with regulatory authorities in Europe and received clarification on the requirements for gaining approval of TOCOSOL Paclitaxel in that market. We believe that, in principle, the Phase 3 clinical study currently being conducted by Sonus could suffice as a pivotal trial for a submission in Europe.

•                  New indications for taxanes. In conjunction with Bayer Schering, we may pursue clinical development of TOCOSOL Paclitaxel for the treatment of other types of cancer, including indications for which Taxol has been approved as well as for diseases for which Taxol is used but not approved. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers). In December 2004, the FDA granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer. We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003, and in Spain and the U.K. during 2005, using weekly dosing of TOCOSOL Paclitaxel. Enrollment in this trial was completed in September 2006 and we expect to have preliminary data by mid-2007.  Continued development in this indication will be dependent on many factors, including the clinical and commercial potential compared to other opportunities in our pipeline and agreement with Bayer Schering to jointly develop TOCOSOL Paclitaxel for use in this indication.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are conducting a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. Our partner expects to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions for the secondary endpoints when data are mature. Our current estimate for the external cost of the pivotal Phase 3 trial is approximately $50 million. This estimate is our external direct cost only and does not include any internal costs by Sonus or Bayer Schering. Under our Collaboration and License Agreement with Bayer Schering, dated October 17, 2005, Bayer Schering will fund 50% of these costs (in certain cases the reimbursement rate is 100%). In addition, it is anticipated that we will collaborate with Bayer Schering on additional studies of TOCOSOL Paclitaxel. Under the terms of our agreement, we are obligated to fund 50% of the costs of any additional studies conducted by Bayer Schering in support of regulatory submission activities for the U.S. market. The exact cost and timing of these studies is not yet determined. Finalization of these plans will likely occur after we have initial data from our ongoing Phase 3 trial, which we expect by the end of Q3 2007. The current ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in 2007.  Approximately two thirds of the cost of the Phase 3 trial has been incurred as of March 31, 2007. However, future costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study.  Development costs in support of ex-US commercialization are borne by Bayer Schering.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

TOCOSOL Camptothecin

Our second oncology drug candidate is TOCOSOL Camptothecin Injectable Emulsion.  This product candidate is a novel camptothecin derivative formulated as an oil-in-water emulsion with Sonus’ proprietary TOCOSOL technology. Camptothecins are an important class of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs, irinotecan (Camptosar®) and topotecan (Hycamtin®), have demonstrated limitations that may reduce their clinical utility. Irinotecan and topotecan are used in the treatment of colorectal, lung, ovarian and cervical cancers. The active ingredient in TOCOSOL Camptothecin is SN-38 (formulated as a prodrug), which is the active ingredient in irinotecan.  Our objective with TOCOSOL Camptothecin is to provide a ready to use product that has enhanced anti-tumor activity and improved tolerability compared with the approved camptothecin-based products. An IND was submitted to the FDA for TOCOSOL Camptothecin in June 2006 and Phase 1 clinical testing was initiated in September 2006. As this product candidate is very early in clinical development, we cannot give any assurance that this compound will be clinically successful.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of March 31, 2007, nine United States patents and five patents outside the U.S. have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in selected countries outside the U.S.

Collaboration and License Agreement with Bayer Schering Pharma AG

On October 17, 2005, we entered into a Collaboration and License Agreement with Schering AG, pursuant to which, among other things, we granted Schering AG an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering AG paid us an upfront license fee of $20 million and pays us for 50% of eligible research and development costs incurred by us related to TOCOSOL Paclitaxel (in certain cases the reimbursement rate is 100%).

  On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, submitted a formal tender offer to the stockholders of Schering AG to purchase all of the outstanding shares of Schering AG. Bayer AG now owns 96.3% of the voting stock.  The company was renamed Bayer Schering Pharma AG, Germany (“Bayer Schering”).  We are not aware of any material effect the acquisition has had on our business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.

Bayer Schering may additionally pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii)

sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal trial in metastatic breast cancer and other trials to support launch of TOCOSOL Paclitaxel. We have retained an option to exercise co-promotion rights in the U.S. and also granted Bayer Schering the right of first negotiation on the Camptothecin molecule we are currently developing.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

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

Results of Operations

As of March 31, 2007, our accumulated deficit was approximately $115.0 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Our revenue was $5.1 million for the three months ended March 31, 2007 as compared with $4.1 for the same period in 2006.  Revenue in the both periods was fully attributable to the collaboration agreement with Bayer Schering.  We recognized $1.4 million and $1.4 million in amortization of an upfront license fee and an additional $3.7 million and $2.7 million in research and development reimbursements for the three month periods ended March 31, 2007 and 2006, respectively.  Amortization of the $20 million upfront fee, net of a $2.3 million adjustment related to the excess fair value of warrants issued to Bayer Schering in connection with the license arrangement, will continue until the end of the development period for TOCOSOL Paclitaxel, which is currently estimated to conclude at the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel change. The license arrangement also includes reimbursement of 50% of research and development costs during this time.  We expect revenue during the remainder of 2007 to decline as reimbursements associated with the Phase 3 trial begin to wind down and Bayer Schering takes over full manufacturing of TOCOSOL Paclitaxel.  These reimbursements constitute the majority of our revenue.

Our research and development (R&D) expenses were $6.9 million for the three months ended March 31, 2007 compared with $8.1 million for the same period in 2006.  The decrease was primarily the result of lower spending associated with drug supply and manufacturing costs for TOCOSOL Paclitaxel during the first quarter of 2007 as compared to the same period in the prior year.  We expect R&D expenses during the remainder of 2007 to increase as we expand development activities of other product candidates in our pipeline and continue the clinical trial development related to TOCOSOL Paclitaxel.

Our general and administrative (G&A) expenses were $2.0 million for the three months ended March 31, 2007 compared with $1.8 million for the same period in 2006.  We expect G&A expenses during 2007 to remain generally in line with levels experienced during the first three months of 2007.

We expect our total operating expenses during the remainder of 2007 to increase as we expand development activities of other product candidates in our pipeline and continue the clinical trial development related to TOCOSOL Paclitaxel.  We estimate that R&D spending will comprise approximately 80%-90% of the anticipated spending in 2007.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.

Our interest income, net of interest expense, was $674,000 for the three months ended March 31, 2007 compared with $515,000 for the same period in 2006.  The increase was due primarily to higher levels of invested cash in the first three months of 2007 than the same period in 2006.

The Company had no income tax expense for the three months ended March 31, 2007 or 2006 as it had incurred pretax losses.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties.  At March 31, 2007, we had cash, cash equivalents and marketable securities totaling $49.0 million compared to $58.3 million at December 31, 2006.  The decrease was primarily due to approximately $7.2 million in payments related to development activities surrounding TOCOSOL Paclitaxel and annual employee bonuses in the first quarter of 2007, both of which were accrued in 2006, the net loss for the first quarter 2007 of $3.2 million and other timing differences.  These decreases were offset in part by $3.0 million in payments received from Bayer Schering under the collaboration agreement.

Net cash used in operating activities for the three months ended March 31, 2007, and 2006, was $9.4 million and $1.3 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  The increase in net cash used in operating activities from the three months ended March 31, 2007 to the three months ended March 31, 2006 was primarily due to payments made related to 2006 activity noted above.

Net cash used in investing activities for the three months ended March 31, 2007, and 2006 was $10.6 million and $59,000, respectively.  The net cash used in investing activities during the three month period ended March 31, 2007 was primarily due to purchases of marketable securities in the normal course of business.  The net cash used in investing activities during the same period in the prior year was due to purchases of property and equipment.  Activity related to marketable securities relates primarily to the investment of money raised in equity financings or received under collaborative agreements.  The related maturities and sales of those investments provide us with working capital on an

as needed basis.   We also initiate shifts between cash equivalent securities and marketable securities based on our cash needs and the prevailing interest rate environment.

Net cash provided by financing activities for the three months ended March 31, 2007, and 2006 was $21,000 and $309,000, respectively.  The net cash provided by financing activities during the three month period ended March 31, 2007 was primarily due to the issuance of common stock under employee benefit plans.  The net cash provided by financing activities during the same period in the prior year was primarily due to proceeds from the exercise of common stock warrants

We expect that our cash requirements will continue to increase in future periods due to the development and commercialization costs associated with TOCOSOL Paclitaxel and other product candidates. We believe that existing cash, cash equivalents and marketable securities, in addition to payments pending and cost sharing arrangements under our agreement with Bayer Schering, will be sufficient to fund operations through the second quarter of 2008. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Bayer Schering on additional studies. Under the terms of the Collaboration and License Agreement with Bayer Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Bayer Schering for the U.S. The exact cost and timing of these studies is not yet determined. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total cost of the Phase 3 clinical trial is approximately $50 million, approximately two-thirds of which has been incurred through March 31, 2007. We will need additional capital in 2008 to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Bayer Schering, the development of other product candidates and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA, the contents of which are being developed in collaboration with Bayer Schering, will be submitted by Bayer Schering in the second quarter of 2008. Our future capital requirements depend on many factors including:

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements, which expire in 2007. The Company also signed a new facility lease in November 2006.  The new facility lease has a term of 10 years with a provision for two additional five year renewals.  The estimated commencement date for the new lease is October 2007. The following table summarizes our contractual obligations under these agreements, including interest as of March 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease financing obligations	$7,598	$7,598	$—	$—	$—
Operating lease obligations	20,140,132	1,349,002	3,592,124	3,776,446	11,422,560
Total	$20,147,730	$1,356,600	$3,592,124	$3,776,446	$11,422,560

Under the Collaboration and License Agreement with Bayer Schering, we are obligated to fund 50% of the costs of certain studies conducted by Bayer Schering. As these additional studies have not yet been finalized, no dollar amounts have been disclosed above.

Critical Accounting Policies and Estimates

We previously identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations in our Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 16, 2007.  These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.  Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  The policies and estimates that have changed or have arisen subsequent to those previously disclosed are as follows.

•                  Income Taxes. Effective January 1, 2007, the Company adopted the provisions of the Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next twelve months.  The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows.

We recognize interest and penalties related to uncertain tax positions in income tax expense when applicable.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.  Due to the uncertainty of ultimately realizing tax benefits, we record a valuation allowance equal to our total net deferred tax assets.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2007, the decline in the fair value of the investment portfolio would not be material. Given the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign currency exchange risk:

We are exposed to risks associated with foreign currency transactions on certain contracts denominated in foreign currencies (primarily Euro and Pound Sterling denominated contracts) and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Euro/Pound Sterling might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.  The impact of foreign currency fluctuations related to realized gains and losses during the three month periods ended March 31, 2007 and 2006, respectively, was not material.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.  Risk Factors

You should consider the risks below carefully in addition to other information contained in this report before engaging in any transaction involving shares of our common stock.  Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and as set forth below in this Item 1A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2006, but are not a complete list of all of our risk factors.

The acquisition of Schering AG by Bayer AG may affect our relationship with the combined company.

We executed an agreement with Schering AG for TOCOSOL Paclitaxel in October 2005. Under the Collaboration and License Agreement, Schering AG has a worldwide exclusive license to market and promote TOCOSOL Paclitaxel and is responsible for clinical development and regulatory activities outside of the U.S.  On April 13, 2006, a wholly owned subsidiary of Bayer AG, a German corporation, submitted a formal tender offer to the stockholders of Schering AG to purchase all of the outstanding shares of Schering AG. Bayer AG now owns 96.3% of the voting stock.  The company was renamed Bayer Schering Pharma AG, Germany (“Bayer Schering”).  We are not aware of any material effect the acquisition has had on our business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.

The impact of the recall by Bristol-Myers Squibb Pharmaceuticals of certain batches of Taxol.

In March 2007, Bristol-Myers Squibb Pharmaceuticals recalled certain batches of Taxol due to potential lack of sterility assurance.  There have been no reports of non-sterile product and no stability failures have been detected.  Among the recalled batches were those being used in the reference arm of the ongoing Phase 3 pivotal study.  Based on the available information, Sonus has no reason to believe that the recalled batches will have an adverse impact on patients treated with those batches in the Phase 3 study.  To continue the Phase 3 study without interruption, Sonus obtained generic paclitaxel formulations, as permitted in the Phase 3 protocol, allowing patients to continue treatment in the reference arm.  The generic Paclitaxel obtained meets the product specifications of Taxol.  Use of generic paclitaxel formulations in the Phase 3 study has been discussed with the FDA, and the change from Taxol to generic paclitaxel formulations will require additional product data related to generic paclitaxel formulations in the NDA.  We are in the process of receiving the required information.  However, there can be no assurance that the use of generic paclitaxel formulations will not have an impact on the outcome of our NDA review.

The Company plans to return all of the recalled material to its suppliers in accordance with the recall notice.  While we believe that we will receive a full refund for the returned material, there can be no assurance that we will receive that refund on a timely basis.

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

SONUS PHARMACEUTICALS, INC.

Date: May 9, 2007	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)