Form 10-Q
period 2007-06-30
SONUS PHARMACEUTICALS INC
filed 2007-08-03
CIK 949858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, $.001 par value	36,925,351

Sonus Pharmaceuticals, Inc.

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,545,037	$35,771,784
Marketable securities	41,706,321	22,506,086
Accounts receivable from related party	5,549,093	8,043,771
Other current assets	1,073,065	524,470
Total current assets	50,873,516	66,846,111

Equipment, furniture and leasehold improvements, net	1,321,339	1,186,174
Other assets	445,046	460,717

Total assets	$52,639,901	$68,493,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$141,371	$898,486
Accounts payable to related party	1,770,300	1,473,050
Accrued expenses	7,099,188	11,928,124
Deferred revenue from related party	5,545,919	5,545,919
Other current liabilities	—	64,792
Total current liabilities	14,556,778	19,910,371

Deferred revenue from related party, less current portion	2,767,735	5,540,694

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 36,919,876 and 30,565,746 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	156,264,378	154,780,939
Accumulated deficit	(120,927,188)	(111,738,669)
Accumulated other comprehensive loss	(21,802)	(333)
Total stockholders’ equity	35,315,388	43,041,937

Total liabilities and stockholders’ equity	$52,639,901	$68,493,002

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Collaboration revenue from related party	$3,271,018	$7,513,588	$8,322,052	$11,567,205

Operating expenses:
Research and development	7,695,972	11,248,579	14,635,370	19,359,080
General and administrative	2,128,522	1,887,596	4,104,121	3,655,918

Total operating expenses	9,824,494	13,136,175	18,739,491	23,014,998

Operating loss	(6,553,476)	(5,622,587)	(10,417,439)	(11,447,793)

Other income (expense):
Other income (expense)	949	(48,041)	(34,004)	(48,041)
Interest income	589,485	736,039	1,263,358	1,251,979
Interest expense	(125)	(833)	(434)	(1,833)

Total other income, net	590,309	687,165	1,228,920	1,202,105

Net loss	$(5,963,167)	$(4,935,422)	$(9,188,519)	$(10,245,688)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.25)	$(0.31)

Shares used in computation of basic and diluted net loss per share	36,883,944	34,694,553	36,868,990	32,657,715

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(9,188,519)	$(10,245,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	302,288	281,288
Non-cash stock-based compensation	1,309,490	1,047,590
Amortization/(accretion) of investments	(322,799)	6,656
Changes in operating assets and liabilities:
Accounts receivable from related party	2,494,678	(2,631,498)
Other current assets	(548,595)	189,614
Long term receivable from related party	—	87,500
Other long term assets	15,671	15,671
Accounts payable	(757,115)	128,732
Accounts payable to related party	297,250	188,000
Accrued expenses	(4,828,936)	2,932,667
Other current liabilities	(50,029)	—
Deferred revenue from related party	(2,772,959)	(2,772,959)
Other liabilities	—	(32,016)
Net cash used in operating activities	(14,049,575)	(10,804,443)

Investing activities:
Purchases of capital equipment and leasehold improvements	(437,453)	(384,345)
Purchases of marketable securities	(38,690,506)	—
Proceeds from sales of marketable securities	19,510,014	—
Proceeds from maturities of marketable securities	281,587	—
Net cash used in investing activities	(19,336,358)	(384,345)

Financing activities:
Proceeds from issuance of common stock under equity financings, net of issuance costs	—	28,559,245
Proceeds from exercise of common stock warrants	57,440	301,330
Proceeds from exercise of stock options and other	116,509	72,850
Payments on lease obligations	(14,763)	(13,364)
Net cash provided by investing activities	159,186	28,920,061

(Decrease) Increase in cash and cash equivalents for the period	(33,226,747)	17,731,273
Cash and cash equivalents at beginning of period	35,771,784	49,317,845

Total cash and cash equivalents	$2,545,037	$67,049,118

Supplemental cash flow information:
Interest paid	$434	$1,833

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

1.     Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The accompanying Balance Sheet at December 31, 2006 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.  The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 16, 2007.

2.     Related Party

The Company engages in significant transactions with Bayer Schering Pharma AG, Germany (“Bayer Schering”).  Bayer Schering is a related party due to their ownership interest in the Company (10.6% fully diluted) and has been appropriately identified as such on the face of the financial statements.  All amounts disclosed on the face of the financial statements with related parties are attributable to Bayer Schering.  Please see Note 3 “Collaboration and License Agreement with Bayer Schering Pharma AG” for additional details.

3.     Collaboration and License Agreement with Bayer Schering Pharma AG

On October 17, 2005, the Company entered into a Collaboration and License Agreement with Schering AG, pursuant to which, among other things, Sonus granted Schering AG an exclusive, worldwide license to TOCOSOL Paclitaxel.  Schering AG paid Sonus an upfront license fee of $20 million and pays Sonus for 50% of eligible research and development costs incurred by Sonus related to TOCOSOL Paclitaxel (in certain cases the reimbursement rate is 100%).

In 2006, a wholly owned subsidiary of Bayer AG, acquired Schering AG. The company was renamed Bayer Schering Pharma AG, Germany.  We are not aware of any material effect the acquisition has had on Sonus’ business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.  The ongoing relationship with Bayer Schering is just as dependent on the data from our Phase 3 trial for TOCOSOL Paclitaxel, as was the case with Schering AG.

Bayer Schering may additionally pay Sonus (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones, (ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal Phase 3 trial in metastatic breast cancer and may agree to other trials to support launch of TOCOSOL Paclitaxel. Sonus has retained an option for co-promotion rights in the U.S. and also granted Bayer Schering the right of first negotiation on TOCOSOL Camptothecin, which is currently in early stage clinical development.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

During the six month period ended June 30, 2007, the Company recognized revenue of $2.8 million as amortization of the upfront license fee and an additional $5.5 million related to research and development services performed by Sonus primarily for the Phase 3 trial for TOCOSOL Paclitaxel and related manufacturing costs.  The Company expects to recognize revenue related to amortization of the upfront fee and cost reimbursements through the end of the development period which is currently estimated to continue through the end of 2008.  As the clinical development program for TOCOSOL Paclitaxel is still being finalized in collaboration with Bayer Schering, we cannot estimate the total costs or expected reimbursements at this time.  Finalization of these plans will likely occur after we have independently reviewed data from our ongoing Phase 3 trial, which we expect by the end of third quarter of 2007.

As of June 30, 2007, the Company had $8.3 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for warrants issued in connection with the agreement) as well as $5.5 million in receivables and $1.8 million in payables with Bayer Schering on its balance sheet.

4.     Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Clinical trials	$5,811,548	$8,497,278
Compensation	789,363	1,459,128
Product manufacturing	84,830	1,617,580
Other	413,447	354,138
	$7,099,188	$11,928,124

5.     Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(5,963,167)	$(4,935,422)	$(9,188,519)	$(10,245,688)
Unrealized gain (loss) on cash equivalents and marketable securities	(12,672)	4,239	(21,469)	6,656
Comprehensive loss	$(5,975,839)	$(4,931,183)	$(9,209,988)	$(10,239,032)

6.     Stockholders’ Equity

Common Stock Issuances

During the second quarter of 2007, the Company received $57,440 in proceeds from the issuance of 14,044 shares of common stock from the exercise of common stock warrants, in addition to $88,110 in proceeds from the issuance of 46,212 shares of common stock from the issuance of shares under employee benefit programs.  For the six months ended June 30, 2007, the Company received $57,440 in proceeds from the issuance of 14,044 shares of common stock from the exercise of common stock warrants, in addition to $116,509 in proceeds from the issuance of 51,858 shares of common stock from the issuance of shares under employee benefit programs.

Employee Stock Plans

On May 10, 2007, Sonus shareholders approved a new incentive plan titled, “2007 Performance Incentive Plan”. Under the terms of this plan, the Company can issue up to 3,900,000 additional shares of the Company’s common stock.  Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant.  Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period.  The Company recognized $8,117 in compensation expense related to this plan for the six month period ended June 30, 2007.  At June 30, 2007, a total of 76,083 shares remain available for purchase by employees under the plan.

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. The Company recognized compensation expense related to this plan for the three and six month periods ended June 30, 2007 of $28,913 and $57,312, respectively.  At June 30, 2007, a total of 5,641 shares remain available for future issuances as matching contributions under the plan.  During the third quarter of 2007, the Company’s filed a registration statement under Form S-8 for an additional 100,000 shares for use in the Company’s 401(k) plan.

Stock-Based Compensation

During the three and six month periods ended June 30, 2007 and 2006, respectively, the Company recorded stock-based compensation cost under the provisions of Statement of Accounting Standard 123 (revised 2004), “Share Based Payment,” or (“SFAS 123R”).  The fair value of stock based awards is determined using the Black-Scholes-Merton pricing model.  The following table summarizes the income statement classification of stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense:
General & administrative	$(480,688)	$(413,799)	$(766,849)	$(599,934)
Research & development	(333,653)	(249,188)	(542,641)	(447,656)
Total stock-based compensation expense	$(814,341)	$(662,987)	$(1,309,490)	$(1,047,590)

The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years, (4) no expected dividends for each period presented, (5) stock price volatility factor of 56.7% and 71.5% as of June 30, 2007 and 2006, respectively, (6) forfeiture rate of 4.96% and 13.19%  as of June 30, 2007 and 2006, respectively, and (7) a risk-free interest rate of 4.58% and 4.99% as of June 30, 2007 and 2006, respectively.

Stock Option Activity

The following is a summary of option activity through June 30, 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2006	953,366	4,756,890	$4.90
Grants	(12,500)	12,500	$5.03
Exercises	—	—	—
Cancellations	8,450	(8,450)	$5.48
March 31, 2007	949,316	4,760,940	$4.90

Grants	(89,250)	89,250	$5.36
Exercises	—	(35,937)	$1.17
Cancellations	—	(8,625)	$6.25
Additional shares approved by shareholders for issuance	3,900,000	—	—
June 30, 2007	4,760,066	4,805,628	$4.93

7.     Income Taxes

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

•      dependence on third parties for funding, clinical development, regulatory approvals, manufacturing and distribution;

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

•      continued listing on the NASDAQ Global Market (formerly NASDAQ National Market); and

•      other factors set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007, Quarterly Report on Form 10-Q filed on May 9, 2007 for the first quarter ending March 31, 2007 and in this Quarterly Report on Form 10-Q.

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

•      develop novel formulations of oncology drugs; and

•      identify and acquire products/technologies that are complementary to our focus in oncology in order to broaden our business and market opportunities.

Proprietary TOCOSOL technology

Our novel vitamin E-based emulsion technology has been designed to address the limitations of existing cancer drugs. The technology uses vitamin E (tocopherol) oil and tocopherol derivatives to solubilize and formulate drugs with the goal of enhancing their efficacy, safety and administration. Drug products formulated with our TOCOSOL technology are ready-to-use, requiring no dilution or reconstitution.

TOCOSOL Paclitaxel

Our lead oncology product candidate, TOCOSOL Paclitaxel, is currently in late stage Phase 3 clinical testing with independently reviewed objective response rate data expected by the end of the third quarter 2007.  TOCOSOL Paclitaxel is a novel, nanodroplet formulation of paclitaxel and is manufactured in a ready-to-use, injectable emulsion formulation.  Paclitaxel is one of the world’s most widely prescribed anti-cancer drugs and a member of the taxane family of chemotherapy agents.  Paclitaxel is also the active ingredient in Taxol®, which is approved in the U.S. for the treatment of breast, ovarian and non-small cell lung cancers, and Kaposi’s sarcoma. We believe that data from our Phase 2 clinical trials conducted to-date suggest that TOCOSOL Paclitaxel:

•      eliminates the need for cremaphor, which is used in Taxol and generic paclitaxel and has known toxicities;

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

	No.	No. Patients at Maximum		Objective Response Rates (ORR)*
Cancer Type	Patients Evaluable	Tolerated Dose	Stable Disease	Partial Response	Complete Response	Total ORR	% ORR	95% CI
Ovarian	52	39	12	15	2	17	44%	(28% -60%)
NSCL	43	31	14	3	3	6	19%	(7% -37%)
Bladder	27	15	4	4	2	6	40%	(16% - 68%)

Cancer Type	Median Survival (wks)	95% CI (wks)
Ovarian	74.0	(49.3-110.0)
NSCL	27.9	(19.7-58.4)
Bladder	93.1	(30.7 – not estimable)

*Per protocol, the % ORR is determined for the patients treated at the maximum tolerated dose (MTD).

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

In addition to being assessed for anti-tumor efficacy, patients were also monitored for adverse events in all TOCOSOL Paclitaxel clinical studies. The most significant adverse events expected with taxanes are neutropenia and peripheral neuropathy. Among 232 patients treated in the Phase 2 clinical trials, the incidence of at least one episode of Grade 4 neutropenia (absolute neutrophil count <500 cells/mm3) during treatment was 18%. However, only 2% of patients had febrile neutropenia, and there was one septic death. No peripheral neuropathy was observed in 56% of patients, Grade 3 peripheral neuropathy was reported in only 10% of patients cumulatively, and no patients experienced Grade 4 peripheral neuropathy. We believe these adverse event rates compare favorably to the reported neutropenia and peripheral neuropathy experienced when Taxol is administered with the approved dosing regimen of 175 mg/m2 every three weeks. Dose reductions or treatment delays due to toxicity from TOCOSOL Paclitaxel did not limit long-term treatment in most patients. A majority of patients in our Phase 2 studies were administered antihistamines prior to the infusion of TOCOSOL Paclitaxel. Paclitaxel-mediated infusion-related toxicities, sometimes called “hypersensitivity reactions” were generally mild and were reported following approximately 11% of all doses. Investigators have reported that infusion-related toxicities associated with our product could be ameliorated by temporary (a few minutes) interruption of infusion and restarting the infusion at a slower rate. Overall, we believe that TOCOSOL Paclitaxel appears to be well tolerated over multiple treatment cycles.

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

We have an agreement with the Cancer and Leukemia Group B Foundation (“CALGB”) giving us the right to use data from the CALGB Study 9840, a Phase 3 trial comparing weekly dosing of Taxol to three-weekly dosing of Taxol in patients with metastatic breast cancer. In the event that TOCOSOL Paclitaxel does not achieve superior efficacy over Taxol in the Phase 3 trial or the approved label for Taxol is not changed to include a weekly dosing schedule, our partner and we plan to submit the CALGB 9840 data to the FDA as part of the TOCOSOL Paclitaxel NDA to support weekly dosing of Taxol as an appropriate reference arm in the ongoing pivotal Phase 3 trial. Based on the summary presentation of CALGB 9840 at the American Society of Clinical Oncology (ASCO) 2004 annual meeting, our analysis of the data set and discussions with the FDA, we believe that the data from this study should fulfill the FDA’s requirement to submit a reviewable data set that compares weekly dosing of Taxol to three-weekly dosing of Taxol, and demonstrate the weekly regimen to be superior to the every three-weekly regimen. While there can be no assurance that the data obtained from this study will be sufficient to support the TOCOSOL Paclitaxel NDA, Sonus’ preliminary analysis of the CALGB 9840 data confirm the conclusions presented in the abstract at ASCO 2004. If the FDA does not accept the CALGB Study 9840 data or an appropriate alternative data set as support for a weekly reference arm, substantial additional costs and time may be required before the NDA approval for TOCOSOL Paclitaxel.  We do not currently have sufficient capital resources to fund such substantial additional costs.

We are collaborating with Bayer Schering on the preparation of the NDA.  Bayer Schering is responsible for submission of the NDA.  We currently believe that Bayer Schering will submit the NDA in the second quarter of 2008.  This is only an estimate as the submission date is outside of our direct control and is subject to change.

•      Ex-U.S. development. Under our collaboration agreement, Bayer Schering is responsible for development of TOCOSOL Paclitaxel outside the United States.  Bayer Schering initiated a Phase 1 study in Japan in the third quarter of 2006, subsequent to the acceptance of the Japanese IND.  Safety results from this Phase 1 study will also be included in the U.S. regulatory submissions for TOCOSOL Paclitaxel.  Bayer Schering has also met with regulatory authorities in Europe and received clarification on the requirements for gaining approval of TOCOSOL Paclitaxel in that market. We believe that, in principle, the Phase 3 clinical study currently being conducted by Sonus could suffice as a pivotal trial for a submission in Europe.

•      New indications for taxanes. In conjunction with Bayer Schering, we may pursue clinical development of TOCOSOL Paclitaxel for the treatment of other types of cancer, including indications for which Taxol has been approved as well as for diseases for which Taxol is used but not approved. In October 2003, we announced that we were granted Fast Track designation by the FDA for the development of TOCOSOL Paclitaxel for inoperable or metastatic urothelial transitional cell cancers (mostly urinary bladder cancers). In December 2004, the FDA granted an Orphan Drug designation to TOCOSOL Paclitaxel for the treatment of non-superficial urothelial cancer. We initiated a Phase 2b study in bladder cancer in the U.S. during the fourth quarter of 2003, and in Spain and the U.K. during 2005, using weekly dosing of TOCOSOL Paclitaxel. Enrollment in this trial was completed in September 2006 and we expect to have preliminary data by late-2007.  At this time, there are no plans for continued development in this indication. Continued development in this indication would be dependent on many factors, including the clinical and commercial potential compared to other opportunities in our pipeline and agreement with Bayer Schering to jointly develop TOCOSOL Paclitaxel for use in this indication.

The scope, timing and costs of the clinical trials to be conducted under all of the above regulatory strategies are difficult to determine with accuracy. We are conducting a single pivotal Phase 3 trial in metastatic breast cancer, an indication where paclitaxel is approved, with a primary endpoint of objective response rate and secondary endpoints of progression-free survival and overall survival durations. Our partner expects to submit the NDA with data on the primary endpoint, potentially followed by supplemental submissions for the secondary endpoints when data are mature. Our current estimate for the external cost of the pivotal Phase 3 trial is approximately $50 million. This estimate is our external direct cost only and does not include any internal costs by Sonus or Bayer Schering. Under our Collaboration and License Agreement with Bayer Schering, Bayer Schering will fund 50% of these costs (in certain cases the reimbursement rate is 100%). In addition, it is anticipated that we will collaborate with Bayer Schering on additional studies of TOCOSOL Paclitaxel. Under the terms of our agreement, we are obligated to fund 50% of the costs of any additional studies conducted by Bayer Schering in support of regulatory submission activities for the U.S. market. The exact cost and timing of these studies is not yet determined. Finalization of these plans will likely occur after we have independently reviewed objective response rate data from our ongoing Phase 3 trial, which we expect by the end of the third quarter of 2007. The current ongoing Phase 3 trial will constitute the bulk of the Company’s clinical trial spending in 2007.  Approximately three quarters of the cost of the Phase 3 trial has been incurred as of June 30, 2007. However, future costs may vary significantly depending upon regulatory and other matters that are not within our control and there can be no assurance that such amount will be sufficient to complete the study.  Development costs in support of ex-US commercialization are borne by Bayer Schering.  There can be no assurance that the results of any or all of the anticipated clinical trials will be successful or will support product approval.

TOCOSOL Camptothecin

Our second oncology drug candidate is TOCOSOL Camptothecin Injectable Emulsion.  This product candidate is a novel camptothecin derivative formulated as an oil-in-water emulsion with Sonus’ proprietary TOCOSOL technology. Camptothecins are an important class of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs, irinotecan (Camptosar®) and topotecan (Hycamtin®), have demonstrated limitations that may reduce their clinical utility. Irinotecan and topotecan are used in the treatment of colorectal, lung, ovarian and cervical cancers. The active ingredient in TOCOSOL Camptothecin is SN-38 (formulated as a prodrug), which is the active ingredient in irinotecan.  Our objective with TOCOSOL Camptothecin is to provide a ready-to-use product that has enhanced anti-tumor activity and improved tolerability compared with the approved camptothecin-based products. An IND was submitted to the FDA for TOCOSOL Camptothecin in June 2006 and Phase 1 clinical testing was initiated in September 2006. As this product candidate is very early in clinical development, we cannot give any assurance that this compound will be clinically successful.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of June 30, 2007, ten United States patents and five patents outside the U.S. have been issued pertaining to our proprietary TOCOSOL technology. Additional patent applications are pending in the United States and counterpart filings have been made in selected countries outside the U.S.

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

In 2006, a wholly owned subsidiary of Bayer AG, a German corporation, acquired Schering AG. The company was renamed Bayer Schering Pharma AG, Germany (“Bayer Schering”).  We are not aware of any material effect the acquisition has had on our business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.  The ongoing relationship with Bayer Schering is just as dependent on the data from our Phase 3 trial for TOCOSOL Paclitaxel, as was the case with Schering AG.

Bayer Schering may additionally pay us (i) product milestone payments of up to $132 million upon the achievement of certain U.S., European Union and Japanese clinical and regulatory milestones,

(ii) sales milestone payments of up to $35 million upon the achievement of certain annual worldwide net sales, and (iii) upon commercialization, royalties ranging between 15-30% of annual net sales in the U.S., with the exact percentage to be determined based on the achievement of certain annual net sales thresholds, and royalties equal to 15% of the annual net sales outside the U.S.  The parties have agreed to a U.S. development program consisting of the ongoing initial pivotal Phase 3 trial in metastatic breast cancer and may agree to other trials to support launch of TOCOSOL Paclitaxel. We have retained an option for co-promotion rights in the U.S. and also granted Bayer Schering the right of first negotiation on TOCOSOL Camptothecin, which is currently in early stage clinical development.  In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

On March 2, 2006, in accordance with the Collaboration and License Agreement with Bayer Schering, Bayer Schering exercised their right to assume responsibility for the manufacturing of TOCOSOL Paclitaxel.  In June 2006, we entered into a clinical supply agreement with Bayer Schering to provide clinical supplies of TOCOSOL Paclitaxel to Bayer Schering until such time as Bayer Schering establishes manufacturing capability for the product.

Results of Operations

As of June 30, 2007, our accumulated deficit was approximately $120.9 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for TOCOSOL Paclitaxel as well as future product candidates in addition to successfully manufacturing and marketing those products once they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.  In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount.  Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Our revenue was $3.3 million for the three months ended June 30, 2007 as compared with $7.5 million for the same period in 2006.  We had revenue of $8.3 million for the six months ended June 30, 2007 compared with $11.6 million for the same period in 2006.  Revenue in the both periods was fully attributable to the collaboration agreement with Bayer Schering.  We recognized $1.4 million and $2.8 million in amortization of an upfront license fee received from Bayer Schering AG for the three and six month periods ended June 30, 2007, respectively and an additional $1.9 million and $5.5 million in research and development reimbursements for the three month and six month periods ended June 30, 2007, respectively.  Amortization of the $20 million upfront fee, net of a $2.3 million adjustment related to the excess fair value of warrants issued to Bayer Schering in connection with the license arrangement, will continue until the end of the development period for TOCOSOL Paclitaxel, which is currently estimated to conclude at the end of 2008.  The estimated development period represents the currently estimated date for FDA approval assuming no further research is required and the results of the Phase 3 trial successfully meet its endpoints.  This estimate is subject to change as facts and circumstances surrounding our Phase 3 trial for TOCOSOL Paclitaxel change. The license arrangement also includes reimbursement of 50% of research and development costs during this time.  We expect revenue during the remainder of 2007 to decline as reimbursements associated with the Phase 3 trial begin to wind down and Bayer Schering takes over full manufacturing of TOCOSOL Paclitaxel.  These reimbursements constitute the majority of our revenue.

Our research and development (R&D) expenses were $7.7 million for the three months ended June 30, 2007 compared with $11.2 million for the same period in 2006.  Our R&D expenses were $14.6 million for the six months ended June 30, 2007 compared with $19.4 million for the same period in 2006.  The decrease for both periods was primarily the result of lower spending on clinical trials and drug supply and manufacturing costs as the Phase 3 trial for TOCOSOL Paclitaxel begins to wind down.  Although we expect to continue expanding development activities of other product candidates in our pipeline, we expect R&D expenses during the remainder of 2007 to decrease as a result of reduced spending related to the Phase 3 trial for TOCOSOL Paclitaxel as the trial progresses, in addition to reduced spending for the non-Phase 3 clinical development of TOCOSOL Paclitaxel, pending receipt of independently reviewed objective response rate data from the Phase 3 trial currently expected by the end of the third quarter of 2007.

Our general and administrative (G&A) expenses were $2.1 million for the three months ended June 30, 2007 compared with $1.9 million for the same period in 2006.  Our G&A expenses were $4.1 million for the six months ended June 30, 2007 compared with $3.7 million for the same period in 2006.  The increase for both periods was primarily the result of higher spending associated with personnel related costs as we expand operations.  We expect G&A expenses during 2007 to remain generally in line with levels experienced during the first six months of 2007.

We expect our total operating expenses during the remainder of 2007 to decrease as spending related to the Phase 3 trial for TOCOSOL Paclitaxel begins to wind down and additional clinical development of TOCOSOL Paclitaxel has been scaled back pending receipt of independently reviewed objective response rate data from the Phase 3 trial.  We estimate that R&D spending will comprise approximately 80%-90% of the anticipated spending in 2007.  A significant portion of the R&D spending will be devoted to the Phase 3 clinical trial for TOCOSOL Paclitaxel in addition to development activities related to other compounds in our pipeline.  These estimates and actual expenses are subject to change depending on many factors, including unforeseen expansion of study size or duration, complications in conducting or completing studies when the study begins, changes in FDA requirements, increased material costs and other factors.

Our other income, net, was $590,000 for the three months ended June 30, 2007 compared with $687,000 for the same period in 2006.  Our other income, net, was $1.2 million for both six month periods ended June 30, 2007 and 2006.  The decrease for the three month period ended June 30, 2007 was due primarily to higher levels of invested cash in the same period in 2006.

The Company had no income tax expense for the three and six month periods ended June 30, 2007 or 2006 as it had incurred pretax losses.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties.  At June 30, 2007, we had cash, cash equivalents and marketable securities totaling $44.3 million compared to $58.3 million at December 31, 2006.  The decrease was primarily due to timing of payments accrued in 2006 and paid in 2007, in addition to the net loss for the six month period ended June 30, 2007 of $9.2 million.  These decreases were offset in part by $6.6 million in payments received from Bayer Schering under the collaboration agreement.

Net cash used in operating activities for the six months ended June 30, 2007, and 2006, was $14.0 million and $10.8 million, respectively.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  The increase in net cash used in operating activities from the six months ended June 30, 2007 to the six months ended June 30, 2006 was primarily due timing of invoices and related payments.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $19.3 million and $384,000, respectively.  The net cash used in investing activities during the six month period ended June 30, 2007 was primarily due to purchases of marketable securities in the normal course of business.  The net cash used in investing activities during the same period in the prior year was due to purchases of property and equipment.  Activity related to marketable securities relates primarily to the investment of money raised in equity financings or received under collaborative agreements.  The related maturities and sales of those investments provide us with working capital on an as needed basis.   We also initiate shifts between cash equivalent securities and marketable securities based on our cash needs and the prevailing interest rate environment.

Net cash provided by financing activities for the six months ended June 30, 2007, and 2006 was $159,000 and $28.9 million, respectively.  The net cash provided by financing activities during the six month period ended June 30, 2007 was primarily due to the issuance of common stock under employee benefit plans and the exercise of common stock warrants.  The net cash provided by financing activities during the same period in the prior year was primarily due to proceeds raised in the May 2, 2006 registered direct equity financing and the exercise of common stock warrants.

We expect that our cash requirements will continue to increase in future periods due to the development and commercialization costs associated with TOCOSOL Paclitaxel and other product candidates. Under our current forecasted cash needs, which assume continued development of TOCOSOL Paclitaxel as well as other product candidates, we believe that existing cash, cash equivalents and marketable securities, in addition to payments pending and cost sharing arrangements under our agreement with Bayer Schering, will be sufficient to fund operations through the second quarter of 2008. In addition to the supportive trials Sonus plans to conduct, it is anticipated that we will collaborate with Bayer Schering on additional studies. Under the terms of the Collaboration and License Agreement with Bayer Schering, we are also obligated to fund 50% of the costs of certain studies conducted by Bayer Schering for the U.S. The exact cost and timing of these studies is not yet known. In addition, the scope, timing and costs of the Phase 3 clinical trial are difficult to determine with accuracy and these costs may vary significantly depending upon regulatory and other matters that are not within our control. Our current estimate for the total external cost of the Phase 3 clinical trial is approximately $50 million, approximately three quarters of which has been incurred through June 30, 2007. We will need additional capital in 2008 to support the continued development and commercialization of TOCOSOL Paclitaxel, our obligations under the Collaboration and License Agreement with Bayer Schering, the development of other product candidates and to fund continuing operations. Should our clinical data support an NDA submission based on the primary endpoint of objective response rate, we anticipate that the NDA, the contents of which are being developed in collaboration with Bayer Schering, will be submitted by Bayer Schering in the second quarter of 2008. Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments under corporate partner agreements and/or debt or equity financings;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and results from our Phase 3 trial for TOCOSOL Paclitaxel;

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

We have contractual obligations in the form of operating leases and leasehold financing arrangements, which expire in 2007. The Company also signed a new facility lease in November 2006.  The new facility lease has a term of 10 years with a provision for two additional five year renewals.  The estimated commencement date for the new lease is November 2007. The following table summarizes our contractual obligations under these agreements, including interest as of June 30, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease financing obligations	$2,533	$2,533	$—	$—	$—
Operating lease obligations	25,611,311	1,701,228	4,494,156	4,784,637	14,631,290
Total	$25,613,844	$1,703,761	$4,494,156	$4,784,637	$14,631,290

Under the Collaboration and License Agreement with Bayer Schering, we are obligated to fund 50% of the costs of certain studies conducted by Bayer Schering. As these additional studies have not yet been finalized, no dollar amounts have been disclosed above.

Material Changes in Financial Condition

	June 30, 2007	December 31, 2006

Total assets	$52,639,901	$68,493,002
Total liabilities	$17,324,513	$25,451,065
Shareholders’ equity	$35,315,388	$43,041,937

The decline in assets from December 31, 2006 primarily relates to declines in cash and investments used to fund operations and timing of collections of receivables.  The decline in liabilities from December 31, 2006 primarily relates to lower accruals on the Phase 3 trial for TOCOSOL Paclitaxel as it begins to wind down, lower TOCOSOL Paclitaxel manufacturing activity as responsibility for manufacturing has been assumed by Bayer Schering and lower accruals for compensation due to timing of annual incentive payments.  The decline in shareholders equity is primarily due to the net loss for the year.

Critical Accounting Policies and Estimates

We previously identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations in our Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 16, 2007.  These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.  Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  No policies or estimates have materially changed or arisen subsequent to those previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2007, the decline in the fair value of the investment portfolio would not be material. Given the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign currency exchange risk:

We are exposed to risks associated with foreign currency transactions on certain contracts denominated in foreign currencies (primarily Euro and Pound Sterling denominated contracts) and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Euro/Pound Sterling might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.  The impact of foreign currency fluctuations related to realized gains and losses during the three month and six month periods ended June 30, 2007 and 2006, respectively, was not material.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We executed an agreement with Schering AG for TOCOSOL Paclitaxel in October 2005. Under the Collaboration and License Agreement, Schering AG has a worldwide exclusive license to market and promote TOCOSOL Paclitaxel and is responsible for clinical development and regulatory activities outside of the U.S.  In 2006, a wholly owned subsidiary of Bayer AG, a German corporation, acquired Schering AG. The company was renamed Bayer Schering Pharma AG, Germany (“Bayer Schering”).  We are not aware of any material effect the acquisition has had on our business, financial condition or results of operations but there can be no assurance that the acquisition will not have a material effect in the future.  The ongoing relationship with Bayer Schering is just as dependent on the data from our Phase 3 trial for TOCOSOL Paclitaxel, as was the case with Schering AG.

The impact of the recall by Bristol-Myers Squibb Pharmaceuticals of certain batches of Taxol.

In March 2007, Bristol-Myers Squibb Pharmaceuticals recalled certain batches of Taxol due to potential lack of sterility assurance.  At the time of the recall, there had been no reports of non-sterile product and no stability failures had been detected.  Among the recalled batches were those being used in the reference arm of the ongoing Phase 3 TOCOSOL Paclitaxel pivotal study.  Based on the available information, Sonus has no reason to believe that the recalled batches had an adverse impact on patients treated with those batches in the Phase 3 study.  To continue the Phase 3 study without interruption, Sonus obtained generic paclitaxel products, as permitted in the Phase 3 protocol, allowing patients to continue treatment in the reference arm.  The generic paclitaxel products obtained meet the product specifications of Taxol.  Use of generic paclitaxel products in the Phase 3 study has been discussed with the FDA, and the change from Taxol to generic paclitaxel products will require additional product data related to generic paclitaxel products in the NDA.  We are in the process of receiving the required information.  However, there can be no assurance that the use of generic paclitaxel products will not have an impact on the outcome of our NDA review.

The Company plans to return all of the recalled material to its suppliers in accordance with the recall notice.  While we believe that we will receive a full refund for the returned material, there can be no assurance that we will receive that refund on a timely basis.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 10, 2007.  At the Annual Meeting, there were three matters submitted to a vote of security holders.  Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement.

Each director nominated and all other proposals submitted to a vote passed and the voting outcome of each proposal was as follows:

1.     Election of the following five (5) directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Withheld
Michelle Burris	26,797,985	1,179,137
George W. Dunbar, Jr.	26,484,048	1,493,074
Robert E. Ivy	26,802,105	1,175,017
Michael A. Martino	26,794,555	1,182,567
Dwight Winstead	26,482,948	1,494,174

2.	Approval of the Company’s 2007 Stock Incentive Plan:

	For: 10,124,830	Against: 3,081,114	Abstain: 46,170

3. Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007:

For: 27,750,214	Against: 164,998	Abstain: 61,910

Item 6.  Exhibits

10.1

Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2007).

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

SONUS PHARMACEUTICALS, INC.

Date: August 3, 2007	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)