Form 10-Q
period 2007-09-30
SONUS PHARMACEUTICALS INC
filed 2007-11-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO                 ..

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007

Common Stock, $0.001 par value	36,973,902

Sonus Pharmaceuticals, Inc.

Part I.              Financial Information

Item 1.           Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,288,397	$35,771,784
Marketable securities	38,376,614	22,506,086
Accounts receivable from related party	4,577,313	8,043,771
Other current assets	1,290,883	524,470
Total current assets	46,533,207	66,846,111

Equipment, furniture and leasehold improvements, net	1,352,303	1,186,174
Other assets	439,822	460,717

Total assets	$48,325,332	$68,493,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292,227	$898,486
Accounts payable to related party	2,630,300	1,473,050
Accrued expenses	8,889,180	11,928,124
Deferred revenue from related party	6,927,174	5,545,919
Other current liabilities	—	64,792
Total current liabilities	18,738,881	19,910,371

Deferred revenue from related party, less current portion	—	5,540,694

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 36,973,902 and 36,853,974 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	156,323,186	154,780,939
Accumulated deficit	(126,734,778)	(111,738,669)
Accumulated other comprehensive loss	(1,957)	(333)
Total stockholders’ equity	29,586,451	43,041,937

Total liabilities and stockholders’ equity	$48,325,332	$68,493,002

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue:
Collaboration revenue from related party	$4,079,400	$4,931,212	$12,401,452	$16,498,417

Operating expenses:
Research and development	8,870,645	10,281,055	23,506,016	29,640,135
General and administrative	1,562,420	1,786,317	5,666,542	5,442,235

Total operating expenses	10,433,065	12,067,372	29,172,558	35,082,370

Operating loss	(6,353,665)	(7,136,160)	(16,771,106)	(18,583,953)

Other income (expense):
Other income (expense)	(629)	3,594	(34,632)	(44,447)
Interest income	546,705	840,384	1,810,063	2,092,362
Interest expense	—	(663)	(434)	(2,496)

Total other income, net	546,076	843,315	1,774,997	2,045,419

Net loss	$(5,807,589)	$(6,292,845)	$(14,996,109)	$(16,538,534)

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.41)	$(0.49)

Shares used in computation of basic and diluted net loss per share	36,925,165	36,793,772	36,887,715	34,036,401

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(14,996,109)	$(16,538,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	464,646	442,827
Non-cash stock-based compensation	1,309,235	1,481,111
Accretion of investments	(361,884)	(41,904)
Changes in operating assets and liabilities:
Accounts receivable from related party	3,466,458	(2,615,676)
Other current assets	(766,413)	102,779
Long term receivable from related party	—	87,500
Other long term assets	20,895	23,507
Accounts payable	(606,259)	(867,137)
Accounts payable to related party	1,157,250	866,000
Accrued expenses	(3,038,944)	4,689,409
Other current liabilities	(50,029)	—
Deferred revenue from related party	(4,159,439)	(4,159,439)
Other liabilities	—	(232,023)
Net cash used in operating activities	(17,560,593)	(16,761,580)

Investing activities:
Purchases of capital equipment and leasehold improvements	(630,775)	(676,224)
Purchases of marketable securities	(46,444,749)	(16,640,990)
Proceeds from sales of marketable securities	30,465,514	—
Proceeds from maturities of marketable securities	468,967	—
Net cash used in investing activities	(16,141,043)	(17,317,214)

Financing activities:
Proceeds from issuance of common stock under equity financings, net of issuance costs	—	28,570,451
Proceeds from exercise of common stock warrants	57,440	301,330
Proceeds from exercise of stock options and other	175,572	99,211
Payments on lease obligations	(14,763)	(20,300)
Net cash provided by investing activities	218,249	28,950,692

(Decrease) Increase in cash and cash equivalents for the period	(33,483,387)	(5,128,102)
Cash and cash equivalents at beginning of period	35,771,784	49,317,845

Total cash and cash equivalents	$2,288,397	$44,189,743

Supplemental cash flow information:
Interest paid	$434	$2,496

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

3.              Collaboration and License Agreement with Bayer Schering Pharma AG

On October 17, 2005, Sonus entered into a Collaboration and License Agreement (the “Agreement”) with Bayer Schering Pharma AG (formerly Schering AG), a German corporation, pursuant to which, among other things, it granted Bayer Schering an exclusive, worldwide license to TOCOSOL® Paclitaxel. At that time, the parties agreed to a core development program consisting of the initial pivotal trial in metastatic breast cancer, trials for additional indications and trials to support launch of TOCOSOL Paclitaxel, and agreed to share equally in the costs of the core development program. In connection with the Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

During the nine month period ended September 30, 2007, the Company recognized revenue of $4.1 million as amortization of the upfront license fee and an additional $8.3 million related to research and development services performed by Sonus primarily for the Phase 3 trial for TOCOSOL Paclitaxel and related manufacturing costs. As of September 30, 2007, the Company had $6.9 million in deferred revenue related to the unamortized upfront payment (net of the adjustment for warrants issued in connection with the Agreement) as well as $4.6 million in receivables and $2.6 million in payables with Bayer Schering.

On October 3, 2007, Sonus received notification from Bayer Schering of its decision to terminate the Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint and the results of the trial do not support, in Bayer Schering’s judgment, a submission for a New Drug Application with the United States Food and Drug Administration (“FDA”). The Agreement provides that the termination shall be effective within thirty days of the date on which written notice was received by the Company. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to Sonus. We have discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study and the time and cost that would be required to conduct the necessary clinical studies to continue development, which at a minimum, would include another Phase 3 pivotal trial. We believe that these closure activities will be substantially complete by December 31, 2007. Due to the termination of the Agreement by Bayer Schering, in October 2007, the Company will recognize $6.9 million of revenue in the fourth quarter of 2007, which represents the balance of the unamortized deferred revenue from the upfront license fee. There will also be a final net billing to Bayer Schering in the fourth quarter of 2007 for accrued expenses related primarily to reimbursable Phase 3 activity through the date of termination and expenses associated with the termination of the Phase 3 trial. As Sonus is still in the process of finalizing these costs, no estimate can be provided at this time. The Company does not expect recognition of any revenue related to the Agreement with Bayer Schering beyond 2007.

4.              Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
Clinical trials	$7,999,195	$8,497,278
Compensation	226,475	1,459,128
Product manufacturing	12,330	1,617,580
Other	651,180	354,138
	$8,889,180	$11,928,124

5.              Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(5,807,589)	$(6,292,845)	$(14,996,109)	$(16,538,534)
Unrealized gain (loss) on cash equivalents and marketable securities	19,845	(3,363)	(1,624)	3,293
Comprehensive loss	$(5,787,744)	$(6,296,208)	$(14,997,733)	$(16,535,241)

6.              Stockholders’ Equity

Common Stock Issuances

During the third quarter of 2007, the Company received $59,063 in proceeds from the issuance of 54,026 shares of common stock from the issuance of shares under employee benefit programs. For the nine months ended September 30, 2007, the Company received $57,440 in proceeds from the issuance of 14,044 shares of common stock from the exercise of common stock warrants, in addition to $175,572 in proceeds from the issuance of 105,884 shares of common stock from the issuance of shares under employee benefit programs.

Employee Stock Plans

On May 10, 2007, Sonus shareholders approved a new incentive plan entitled the “2007 Performance Incentive Plan”. Under the terms of this plan, the Company can issue up to 3,900,000 additional shares of the Company’s common stock through the grant of stock options and restricted stock. Employee stock options and restricted stock vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant. Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period. The Company recognized $8,117 in compensation expense related to this plan for the nine month period ended September 30, 2007. At September 30, 2007, a total of 76,083 shares remain available for purchase by employees under the plan.

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. The Company recognized compensation expense related to this plan for the three and nine month periods ended September 30, 2007 of $30,150 and $87,462, respectively. At September 30, 2007, a total of 51,615 shares remain available for future issuances as matching contributions under the plan.

Stock-Based Compensation

 During the three and nine month periods ended September 30, 2007 and 2006, respectively, the Company recorded stock-based compensation cost under the provisions of Statement of Accounting Standard 123 (revised 2004), “Share Based Payment,” or “SFAS 123R”. The fair value of stock based awards is determined using the Black-Scholes-Merton pricing model. The following table summarizes the income statement classification of stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock-based compensation income (expense):
General & administrative	$(99,663)	$(208,208)	$(866,512)	$(808,142)
Research & development	99,918	(225,313)	(442,723)	(672,969)
Total stock-based compensation income (expense)	$255	$(433,521)	$(1,309,235)	$(1,481,111)

The reversal of expense in the research & development area for the third quarter related to the impact of a mark to market adjustment for consultant option awards. These awards are revalued at the end of each quarter. The significant decline in the Company’s stock price in the third quarter resulted in a decrease of approximately $200,000 in stock compensation expense as compared to the second quarter of 2007. In addition, the Company’s change in the estimated forfeiture rate based on personnel reductions in the fourth quarter of 2007 resulted in a decrease of approximately $445,000 in stock compensation expense as compared to the second quarter of 2007. These changes in estimates are based on events which occurred or were triggered in the third quarter 2007 and are being accounted for on a prospective basis. The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of 6.6 years and four years as of September 30, 2007 and 2006, respectively, (4) no expected dividends for each period presented, (5) stock price volatility factor of 104.0% and 68.5% as of   September 30, 2007 and 2006, respectively, (6) forfeiture rate of 16.0% and 13.1%  as of September 30, 2007 and 2006, respectively, and (7) a risk-free interest rate of 4.6% and 4.8% as of September 30, 2007 and 2006, respectively.

Stock Option Activity

The following is a summary of option activity through September 30, 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2006	953,366	4,756,890	$4.90
Grants	(12,500)	12,500	$5.03
Exercises	—	—	—
Cancellations	18,450	(18,450)	$4.94
March 31, 2007	959,316	4,750,940	$4.90

Grants	(89,250)	89,250	$5.36
Exercises	—	(35,937)	$1.17
Cancellations	—	(8,625)	$6.25
Additional shares approved by shareholders for issuance	3,900,000	—	—
June 30, 2007	4,770,066	4,795,628	$4.93

Grants	—	—	—
Exercises	—	—	—
Cancellations	42,768	(42,768)	$5.19
September 30, 2007	4,812,834	4,752,860	$4.93

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

8.              Subsequent Events

On October 3, 2007, Sonus received notification from Bayer Schering of its decision to terminate the Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint and the results of the trial do not support, in Bayer Schering’s judgment, a submission for a New Drug Application with the United States Food and Drug Administration (“FDA”). The Agreement provides that the termination shall be effective within thirty days of the date on which written notice was received by Sonus. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to Sonus. The Company has discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study and the time and cost that would be required to conduct the necessary clinical studies to continue development, which at a minimum, would include another Phase 3 pivotal trial. The Company believes that these closure activities will be substantially complete by December 31, 2007. Due to the termination of the Agreement by Bayer Schering, in October 2007, the Company will recognize $6.9 million of revenue in the fourth quarter of 2007, which represents the balance of the unamortized deferred revenue from the upfront license fee. There will also be a final net billing to Bayer Schering in the fourth quarter of 2007 for accrued expenses related primarily to reimbursable Phase 3 activity through the date of termination and expenses associated with the termination of the Phase 3 trial. As the Company is still in the process of finalizing these costs, no estimate can be provided at this time. The Company does not expect recognition of any revenue related to the Agreement with Bayer Schering beyond 2007. Any adjustments resulting from the fourth quarter termination will be recorded in the fourth quarter of 2007.

On October 22, 2007, Sonus announced that it had engaged Ferghana Partners Inc. as its advisor to assist it in identifying, evaluating and pursuing alternative strategies to maximize shareholder value. These alternatives may include a merger or acquisition, among other things.

On November 1, 2007, the Company implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company’s workforce was reduced by 16 positions, or approximately 25%, leaving the Company with 48 employees. The effective date of the Reduction of Workforce is November 30, 2007. The Company undertook the Reduction of Workforce in light of the outcome of its Phase 3 Pivotal Trial for TOCOSOL Paclitaxel, which was announced in the Company's press release on September 204, 2007. These steps were taken in order to conserve cash and preserve the critical capabilities necessary to pursue the highest priority development programs.

In connection with the Reduction of Workforce, the Company expects to incur expenses associated with one-time termination benefits of approximately $1.2 million, including approximately $1.1 million of severance benefits and $100,000 attributable to the continuation of medial insurance benefits. It is currently anticipated that these expenses will be incurred in the fourth quarter of 2007.

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•                  results of research and preclinical studies may not be indicative of results in humans;

•                  ability to build out our product candidate pipeline through internal development, product in-licensing or acquisition activities;

•                  proper management of our operations will be critical to the success of the Company;

•                  history of operating losses and uncertainty of future financial results;

•                  volatility in the value of our common stock;

•                  continued listing on the NASDAQ Global Market (formerly NASDAQ National Market);

•                  dependence on the development and commercialization of products;

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

•                  potential for claims arising from the use of hazardous materials in our business; and

•                  other factors set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007, Quarterly Reports on Form 10-Q filed on May 9, 2007 and August 3, 2007 for the first and second quarters ending March 31, 2007 and June 30, 2007, respectively, and in this Quarterly Report on Form 10-Q.

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

Business Overview

Sonus Pharmaceuticals is developing novel small molecule treatments for patients with cancer.  Our objective is to identify opportunities where there is the possibility for major improvements in patient treatments and where we believe we can mitigate development risk.  We currently have one drug in clinical development and four earlier stage programs. Our plan is to continue to develop our internal pipeline of clinical compound opportunities and to evaluate possible strategic alternatives, including in-licensing, out-licensing and merger and acquisition opportunities, as a means of achieving our business strategies and enhancing stockholder value.  On October 22, 2007, we announced that we have engaged Ferghana Partners Inc., an international provider of independent financial advisory services to firms in the biotechnology, pharmaceuticals, diagnostics and specialty chemicals industries, to assist us.

Product Candidates

TOCOSOL Paclitaxel

TOCOSOL Paclitaxel is a novel formulation of paclitaxel manufactured in a ready-to-use, injectable vitamin E-based emulsion formulation. The Investigational New Drug Application (“IND”) for TOCOSOL Paclitaxel was submitted to the FDA in 2000, and Phase 1 testing was initiated shortly thereafter. On September 24, 2007 we announced that TOCOSOL Paclitaxel failed to meet the primary endpoint in Phase 3 clinical testing. We have discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study and the time and cost that would be required to conduct the necessary clinical studies to continue development, which at a minimum, would include another Phase 3 pivotal trial. We believe that these closure activities will be substantially complete by December 31, 2007. Based on the results from the Phase 3 trial, we received a 30 day notice of termination from Bayer Schering on October 3, 2007, under the terms of the Agreement. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to us.

SN2310

SN 2310 is an injectable Emulsion (“SN2310”). This product candidate is a novel camptothecin derivative formulated as an oil-in-water emulsion with Sonus’ proprietary TOCOSOL technology. Camptothecins are an important class of anti-cancer drugs introduced in recent years; however, the marketed camptothecin analogs, irinotecan (Camptosar®) and topotecan (Hycamtin®), have demonstrated limitations that may reduce their clinical utility. Irinotecan and topotecan are used in the treatment of colorectal, lung, and ovarian cancers. The active ingredient in SN2310 is SN-38, which is considered to be the active ingredient in irinotecan. Our objective with SN2310 is to provide a ready-to-use product that has enhanced anti-tumor activity and improved tolerability compared with the approved camptothecin-based products. An IND was submitted to the FDA for SN2310 in June 2006 and Phase 1 clinical testing was initiated in September 2006. As this product candidate is early in clinical development, we cannot give any assurance that this compound will be clinically successful.

Pipeline Compounds

We continue to invest in the research and development of new oncology related product candidates, including those that we believe could extend the application of our technology. We have identified three areas of opportunity where we believe there is the possibility for major improvements in patient treatments and where we believe we can mitigate development risk: (1) prodrugs of existing small molecules, where the novel prodrug is designed to provide greater patient convenience and improved patient outcome; (2) novel small molecules, where an opportunity exists, using known moieties, to improve clinical shortcomings of existing approved compounds; and (3) reformulation, with the aim of improving on the safety or efficacy profile of an existing parenteral drug. We are currently working on four early stage programs with compounds under development that either use our TOCOSOL technology or other new technologies under development.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2007, sixteen United States patents and seven patents outside the U.S. have been issued relating to our proprietary technologies. Additional patent applications are pending in the United States and counterpart filings have been made in selected countries outside the U.S.

Collaboration and License Agreement with Bayer Schering Pharma AG

On October 17, 2005, we entered the Agreement with Bayer Schering Pharma AG (formerly Schering AG), a German corporation, pursuant to which, among other things, we granted Bayer Schering an exclusive, worldwide license to TOCOSOL Paclitaxel. At that time, the parties agreed to a core development program consisting of the pivotal trial in metastatic breast cancer, trials for additional indications and trials to support launch of the TOCOSOL Paclitaxel, and agreed to share equally in the costs of the core development program.

On October 3, 2007, we received notification from Bayer Schering of its decision to terminate the Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint and the results of the trial do not support, in Bayer Schering’s judgment, a submission for a New Drug Application with the United States Food and Drug Administration (“FDA”). The Agreement provides that the termination shall be effective within thirty days of the date on which written notice was received by us. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to us. We have discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study and the time and cost that would be required to conduct the necessary clinical studies to continue development, which at a minimum, would include another Phase 3 pivotal trial. We believe that these closure activities will be substantially complete by December 31, 2007. Due to the termination of the Agreement by Bayer Schering, in October 2007, we will recognize $6.9 million of revenue in the fourth quarter of 2007, which represents the balance of the unamortized deferred revenue from the upfront license fee. There will also be a final net billing to Bayer Schering in the fourth quarter of 2007 for accrued expenses related primarily to reimbursable Phase 3 activity through the date of termination and expenses associated with the termination of the Phase 3 trial. As we are still in the process of finalizing these costs, no estimate can be provided at this time. We do not expect recognition of any revenue related to the Agreement with Bayer Schering beyond 2007.

Results of Operations

As of September 30, 2007, our accumulated deficit was approximately $126.7 million. We expect to incur substantial additional operating losses over the next several years. Such losses have been and will continue to principally be the result of various costs associated with our discovery and research and development programs. Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements. Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for future product candidates in addition to successfully manufacturing and marketing those products if they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable.

Our revenue was $4.1 million for the three months ended September 30, 2007 as compared with $4.9 million for the same period in 2006. We had revenue of $12.4 million for the nine months ended September 30, 2007 compared with $16.5 million for the same period in 2006. Revenue in both periods was fully attributable to the Agreement with Bayer Schering. We recognized $1.4 million and $4.1 million in amortization of an upfront license fee received from Bayer Schering for the three and nine month periods ended September 30, 2007, respectively and an additional $2.7 million and $8.3 million in research and development reimbursements for the three month and nine month periods ended September 30, 2007, respectively. Due to the termination of the Agreement by Bayer Schering in October 2007, we will recognize $6.9 million of revenue in the fourth quarter of 2007, which represents the balance of the unamortized deferred revenue from the upfront license fee. There will also be a final net billing to Bayer Schering in the fourth quarter of 2007 for accrued expenses related primarily to reimbursable Phase 3 activity through the date of termination and expenses associated with the termination of the Phase 3 trial. As we are still in the process of finalizing these costs, no estimate can be provided at this time. We do not expect recognition of any revenue related to the Agreement with Bayer Schering beyond 2007.

Our research and development (“R&D”) expenses were $8.9 million for the three months ended September 30, 2007 compared with $10.3 million for the same period in 2006. Our R&D expenses were $23.5 million for the nine months ended September 30, 2007 compared with $29.6 million for the same period in 2006. The decrease for both periods was primarily the result of lower spending on clinical trials and drug supply and manufacturing costs related to the Phase 3 trial for TOCOSOL Paclitaxel. We expect R&D costs to increase in the fourth quarter of 2007 due to expected costs we will incur for terminating all TOCOSOL Paclitaxel related clinical trials, in addition to costs associated with planned staff reductions. We expect R&D expenses in 2008 to be significantly lower than levels experienced in 2007, absent any strategic transaction which could affect R&D expenses.

Our general and administrative (“G&A”) expenses were $1.6 million for the three months ended September 30, 2007 compared with $1.8 million for the same period in 2006. Our G&A expenses were $5.7 million for the nine months ended September 30, 2007 compared with $5.4 million for the same period in 2006. The fluctuations for both periods were primarily related to normal variations in personnel and market research type expenses. We expect G&A costs to increase in the fourth quarter of 2007 due to costs associated with planned staff reductions. We expect G&A expenses in 2008 to be lower than levels experienced in 2007, absent any strategic transaction which could affect G&A expenses.

We expect our total operating expenses during the fourth quarter of 2007 to increase due to expected costs associated with the termination of all TOCOSOL Paclitaxel related clinical trials and planned staff reductions. We estimate that R&D spending will comprise approximately 80%-90% of the anticipated spending in 2007. A significant portion of the R&D spending will be devoted to the cessation of TOCOSOL Paclitaxel programs in addition to development activities related to other compounds in our pipeline. These estimates and actual expenses are subject to change depending on many factors. We expect operating expenses in 2008 to be significantly lower than levels experienced in 2007, absent any strategic transaction which could affect operating expenses.

Our other income, net, was $546,000 for the three months ended September 30, 2007 compared with $843,000 for the same period in 2006. Our other income, net, was $1.8 million for the nine month period ended September 30, 2007 compared with $2.0 million for the same period in 2006. The decrease for both periods was due primarily to lower levels of invested cash in 2007 compared to the same periods in 2006.

The Company had no income tax expense for the three and nine month periods ended September 30, 2007 or 2006 as it had incurred pretax losses.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under corporate partnerships with third parties. At September 30, 2007, we had cash, cash equivalents and marketable securities totaling $40.7 million compared to $58.3 million at December 31, 2006. The decrease was primarily due to the net loss for the nine month period ended September 30, 2007 of $15.0 million, in addition to timing of items accrued in 2006 and paid in 2007.

Net cash used in operating activities for the nine months ended September 30, 2007, and 2006, was $17.6 million and $16.8 million, respectively. Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations and product development activities primarily related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates. The increase in net cash used in operating activities from the nine months ended September 30, 2007 to the nine months ended September 30, 2006 was primarily due timing of invoices and related payments.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $16.1 million and $17.3 million, respectively. The net cash used in investing activities during both nine month periods ended September 30, 2007 and 2006 was primarily due to transactions involving marketable securities in the normal course of business in addition to purchases of fixed assets. Activity related to marketable securities relates primarily to the investment of money raised in equity financings or received under collaborative agreements. The related maturities and sales of those investments provide us with working capital on an as needed basis. We also initiate shifts between cash equivalent securities and marketable securities based on our cash needs and the prevailing interest rate environment.

Net cash provided by financing activities for the nine months ended September 30, 2007, and 2006 was $218,000 and $29.0 million, respectively. The net cash provided by financing activities during the nine month period ended September 30, 2007 was primarily due to the issuance of common stock under employee benefit plans and the exercise of common stock warrants. The net cash provided by financing activities during the same period in the prior year was primarily due to proceeds raised in our May 2, 2006 equity financing and the exercise of common stock warrants.

We expect that our cash requirements will decrease in 2008 due to the termination of development of TOCOSOL Paclitaxel and related staff reductions. Under our current forecasted cash needs, which assume continued development of SN2310 and other earlier stage product candidates, we believe that existing cash, cash equivalents and marketable securities, in addition to final payments from Bayer Schering, will be sufficient to fund expected operations through at least the third quarter of 2009. We will need additional capital in 2009 to support the continued development SN2310, other product candidates and to fund continuing operations. Our future capital requirements depend on many factors including:

•                  our ability to obtain and timing of payments under equity or debt financings;

•                  outcome related to strategic activities currently being evaluated;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and cost of drug discovery and research and development;

•                  entering into new collaborative or product license agreements for products in our pipeline; and

•                  costs related to obtaining, defending and enforcing patents.

We have contractual obligations in the form of operating leases which expire between 2010 and 2017. We signed a new facility lease in November 2006. The new facility lease has a term of 10 years with a provision for two additional five year renewals. The estimated commencement date for the new lease is December 2007. The following table summarizes our contractual obligations under these agreements as of September 30, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$25,823,624	$1,878,513	$4,593,821	$4,892,136	$14,459,154

Material Changes in Financial Condition

	September 30, 2007	December 31, 2006

Total assets	$48,325,332	$68,493,002
Total liabilities	$18,738,881	$25,451,065
Shareholders’ equity	$29,586,451	$43,041,937

The decline in assets from December 31, 2006 primarily relates to declines in cash, cash equivalents and marketable securities used to fund operations and timing of collections of receivables. The decline in liabilities from December 31, 2006 relates primarily to generally lower accrued liabilities on reduced manufacturing activity and the reversal of 2007 bonus accruals and lower deferred revenue on normal amortization. The decline in shareholders equity is primarily due to the net loss for the year. We expect that the termination of the Agreement with Bayer Schering in October 2007 will have a material financial impact in future periods as that Agreement was our only source of revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2007, the decline in the fair value of the investment portfolio would not be material. Given the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign currency exchange risk:

We are exposed to risks associated with foreign currency transactions on certain contracts denominated in foreign currencies (primarily Euro and Pound Sterling denominated contracts) and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Euro/Pound Sterling might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. The impact of foreign currency fluctuations related to realized gains and losses during the three month and nine month periods ended September 30, 2007 and 2006, respectively, was not material.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.          Other Information

Item 1A. Risk Factors

You should consider the risks below carefully in addition to other information contained in this report before engaging in any transaction involving shares of our common stock. Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and as set forth below in this Item 1A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006, and are not a complete list of our risk factors. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

The success of our potential products in research and preclinical studies does not guarantee that these results will be replicated in humans.

Several of our drug development programs are currently in the research stage or in preclinical development. Our only product in clinical trials, SN2310, began Phase 1 clinical testing in September 2006 and is still in the early stages of clinical testing. Although our clinical development-stage drug candidate has shown favorable results in preclinical studies, these results may not be replicated in our clinical trials. Before we make any products from our research and development programs commercially available, we will need to conduct further research and development, including laboratory testing, animal studies, clinical studies, and obtain product approval from the appropriate regulatory authorities. These programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. Consequently, there is no assurance that the results in our research and preclinical studies are predictive of the results that we may see in our clinical trials, that they are predictive of whether any resulting products will be safe and effective in humans, or that the resulting products will be approved by regulatory authorities.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them given our limited resources.

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our drug candidates. If we are unable to effectively manage our current operations given our limited resources, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through a reduction in our workforce and/or cancellation of research & development programs, which could adversely affect our operations.

If we fail to develop new products, then we may never realize revenue from product commercialization.

Most of our attention and resources at this time are directed to the development of SN2310, a novel camptothecin derivative as well as earlier stage oncology product candidates. Camptothecins are a class of anti-cancer drugs used in the treatment of colorectal, lung, and ovarian cancers. Significant expenditures in additional research and development, clinical testing, regulatory, manufacturing, and sales and marketing activities will be necessary in order for us to gain marketing approval for our product candidates and subsequently commercialize them. There can be no assurance that product candidates under development or any future products will be safe and efficacious. If the product candidates under development are ultimately ineffective in treating cancer, do not receive the necessary regulatory approvals or do not obtain commercial acceptance, we will incur additional losses, our accumulated deficit will increase and our business will be materially adversely affected.

Even if we are successful in developing our products, there is no assurance that such products will receive regulatory approval or that a commercially viable market will develop.

We may merge with or acquire other companies or drug candidates, and our failure to receive the anticipated benefits in these transactions could harm our business.

We are actively seeking strategic opportunities, which may include a merger or acquisition, among other things. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of two companies include, among others:

•                  consolidating research and development operations;

•                  retaining key employees;

•                  consolidating corporate and administrative infrastructures;

•                  preserving the research and development and other important relationships of the companies;

•                  integrating and managing the technology of two companies;

•                  using the merged or acquired company’s liquid capital and other assets efficiently to develop the business of the combined company;

•                  diverting management’s attention from ongoing business concerns; and

•                  coordinating geographically separate organizations.

There can be no assurance that we will find any attractive strategic opportunities, or that if we find them, that we will be able to consummate a transaction on favorable terms, or at all. If we do enter into a transaction, there can be no assurance that we will receive all of the anticipated benefits of any transaction, or that any of the risks described above will not occur. Our failure to receive anticipated benefits of and our exposure to inherent risks in, any such transaction could significantly harm our business, financial condition and operating results.

Failure to satisfy NASDAQ Global Market listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “SNUS.”  For continued inclusion on The NASDAQ Global Market, we must maintain, among other requirements, stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. Between September 24, 2007 and November 5, 2007, the closing price of our common stock, as reported on the NASDAQ Global Market, has traded in a range of $0.49 and $0.78 per share.  On November 5, 2007, we received notice from NASDAQ that we do not comply with NASDAQ’s continued listing standards because the closing bid price of our common stock has been below the required minimum bid price of $1.00 for 30 consecutive business days.  We have until May 5, 2008 to regain compliance.  If we do not regain compliance by May 5, 2008, our common stock will be delisted if we do not appeal NASDAQ’s determination to delist our common stock.  Alternatively, we may apply for listing on The NASDAQ Capital Market if we meet the initial listing standards for that market, in which case we would have an additional 180 days to regain compliance.  In addition, as of September 30, 2007, we had stockholders’ equity of approximately $29.6 million. In the event that we fail to satisfy any of the listing standards on a continuous basis, our common stock may be removed from listing on The NASDAQ Global Market. If our common stock were delisted from The NASDAQ Global Market, our common stock may be transferred to The NASDAQ Capital Market if we satisfy the listing criteria for The NASDAQ Capital Market or trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.”  Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

We may not achieve our projected development goals in the time frames we announce and anticipate.

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, anticipated regulatory approval dates and time of product launch, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to launch any of our products in anticipated timeframes. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected, and the price of our shares will decline.

We have not yet commercialized any of our drug candidates; our ability to commercialize products is unproven.

We have not yet commercialized any of our product candidates. Our commercialization of products is subject to several risks, including but not limited to:

•                  the possibility that a product is toxic, ineffective or unreliable;

•                  failure to obtain regulatory approval for the product;

•                  difficulties in manufacturing the product on a large scale;

•                  difficulties in planning, coordinating and executing the commercial launch of the product;

•                  difficulties in marketing, distribution or sale of the product;

•                  the possibility of a failure to comply with laws and regulations related to the marketing sale and reimbursement of the product;

•                  competition from superior products; and

•                  third-party patents that preclude us from marketing a product.

Even if a product candidate is approved for commercial sale, significant strategic planning and resources will be necessary to effectively coordinate commercial launch of the product in the approved indication or indications, and to effectively market, distribute and sell the product for use in the approved indication or indications. We currently have limited marketing and no distribution capability.

We will need additional capital in the future to support the continued development of our product candidates and to fund continuing operations.

We expect that our cash requirements will decrease in future periods due to the discontinuation of development of TOCOSOL Paclitaxel. We believe that existing cash, cash equivalents and marketable securities, in addition to final payments expected from Bayer Schering, will be sufficient to fund operations through at least the third quarter of 2009. We will need additional capital in 2009 to support the continued development SN2310, other product candidates and to fund continuing operations. Our future capital requirements depend on many factors including:

•                  our ability to obtain, and the timing of payments under, debt or equity financings;

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

We have experienced significant accumulated losses since our inception, and expect to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of September 30, 2007, our accumulated deficit totaled $126.7 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•                  our ability to obtain and timing of payments under debt or equity financings;

•                  outcome related to strategic activities currently being evaluated;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  drug discovery and research and development;

•                  entering into new collaborative or product license agreements for products in our pipeline; and

•                  costs related to obtaining, defending and enforcing patents.

Governmental regulatory requirements are lengthy and expensive and failure to obtain necessary approvals will prevent us from commercializing our product candidates.

We are subject to uncertain governmental regulatory requirements and a lengthy approval process for our products prior to any commercial sales of our products. The development and commercial use of our products are regulated by the FDA, the European Medicines Evaluation Agency, or EMEA, and comparable regulatory agencies in other countries. The regulatory approval process for new products is lengthy and expensive. Before we can submit an application to the FDA and comparable international agencies, the product candidate must undergo extensive testing, including animal studies and clinical trials that can take many years and require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval may cause additional costs in our efforts to secure necessary approvals.

Our product candidates are subject to significant uncertainty because they are in early stages of development and are subject to regulatory approval. The results of preclinical and clinical testing of our products are uncertain and regulatory approval of our products may take longer or be more expensive than anticipated, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict if or when any of our products under development will be commercialized, if at all.

The development of oncology related pharmaceutical products is extremely competitive, and if we fail to compete effectively, it would negatively impact our business.

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

Our success will depend, in part, on our ability to obtain and defend patents and protect trade secrets. As of September 30, 2007, we held sixteen United States patents and seven patents outside the U.S. relating to our proprietary technologies. Additional patent applications are pending in the United States and counterpart filings have been made in Europe, Canada and key countries in Asia and Latin America. The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights in court or administrative proceedings. Any litigation or administrative proceeding could result in substantial costs to us and distraction of our management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on our business, financial condition and results of operations.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our drug candidates require that we identify and enroll patients with the disorder or condition under investigation. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.

Patient enrollment is affected by factors including:

•                  design of the protocol;

•                  the size of the patient population;

•                  eligibility criteria for the study in question;

•                  perceived risks and benefits of the drug under study;

•                  Institutional Review Boards/Ethics Committees approvals to conduct the study;

•                  availability of competing therapies;

•                  efforts to facilitate timely enrollment in clinical trials;

•                  the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•                  patient referral practices of physicians;

•                  availability of clinical trial sites; and

•                  other clinical trials seeking to enroll subjects with similar profiles.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•                  the amount of research and development we engage in;

•                  outcome related to strategic activities currently being evaluated;

•                  the number of product candidates we have, their progress in research, preclinical and clinical studies and the costs involved in manufacturing them;

•                  our ability to enter into new strategic relationships;

•                  our ability to maintain our facilities to support our operations;

•                  the costs involved in prosecuting, maintaining and enforcing patent claims;

•                  the possibility that others may have or obtain patent rights that are superior to ours;

•                  changes in government regulation;

•                  changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•                  changes in accounting policies or principles; and

•                  release of successful products into the market by our competitors.

As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop in the market price of our common stock.

The impact of the recall by Bristol-Myers Squibb Pharmaceuticals of certain batches of Taxol.

In March 2007, Bristol-Myers Squibb Pharmaceuticals recalled certain batches of Taxol due to potential lack of sterility assurance. At the time of the recall, there had been no reports of non-sterile product and no stability failures had been detected. Among the recalled batches were those being used in the reference arm of the Phase 3 TOCOSOL Paclitaxel pivotal study. Based on the available information, Sonus has no reason to believe that the recalled batches had an adverse impact on patients treated with those batches in the Phase 3 study.

The Company plans to return all of the recalled material to its suppliers in accordance with the recall notice. While we believe that we will receive a full refund for the returned material, there can be no assurance that we will receive that refund or that it will be received in a timely basis.

Item 6. Exhibits

10.1                           Form of the Stock Option Agreement to the 2007 Stock Performance Incentive Plan. (1)

10.2                           Form of the Restricted Stock Purchase Agreement to the 2007 Stock Performance Incentive Plan. (1)

31.1                           Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (1)

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (1)

32.1                           Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b). (2)

32.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b). (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date:	November 9, 2007	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)