Form 10-K/A
period 2007-12-31
SONUS PHARMACEUTICALS INC
filed 2008-04-29
CIK 949858

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

         None

EXPLANATORY NOTE

        This Amendment No. 1 to the annual report on Form 10-K of Sonus Pharmaceuticals, Inc. ("Sonus", "we", "our", "us", or the "Company") for the year ended December 31, 2007, which was originally filed with the U.S. Securities and Exchange Commission on March 14, 2008, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 14, 2008, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Currently, there are five members of the Board of Directors. Directors are elected at each annual stockholders' meeting to hold office until the next annual meeting or until their successors are elected and have qualified. The names and certain information concerning the five directors are set forth below.

Name	Age	Position with the Company	Director Since
Michael A. Martino	52	President, Chief Executive Officer and Director	1998
Michelle G. Burris	42	Director, Chairperson of the Audit Committee	2004
George W. Dunbar, Jr.	61	Director, Member of the Audit, Compensation and Nominating and Governance Committees	1997
Robert E. Ivy	75	Director, Chairman of the Board, Chairman of the Nominating and Governance Committee and Member of the Audit Committee	1999
Dwight Winstead	59	Director, Chairman of the Compensation Committee and Member of the Audit and Nominating and Governance Committees	1995

        Michael A. Martino (52) is the President, Chief Executive Officer and a director of the Company. Mr. Martino joined the Company in September 1998 as President, Chief Operating Officer and a director and was appointed Chief Executive Officer in July 1999. From 1983 to 1998, Mr. Martino held numerous positions of increasing responsibility in strategic planning, business development, marketing and sales, and general management with Mallinckrodt, Inc., a global healthcare products company, including serving as Vice President and General Manager of the Nuclear Medicine Division. Mr. Martino holds a B.A. in business from Roanoke College and an M.B.A. from Virginia Tech. He sits on the Presidents Advisory Board of Roanoke College and is a member of the Board of Trustees of Cascadia Community College. In addition, Mr. Martino is a past Chairman of the Board of the Washington Biotechnology and Biomedical Association (WBBA).

        Michelle G. Burris (42) was appointed as a director of the Company in May 2004. Ms. Burris is currently Senior Vice President and Chief Financial Officer of Trubion Pharmaceuticals, Inc, a position she has held since February 2006. From August 2005 to January 2006, Ms. Burris served as Senior Vice President and Chief Financial Officer at Dendreon Corporation. From January 2001 to July 2005, she served as Senior Vice President and Chief Financial Officer at Corixa Corporation, which was sold to GlaxoSmithKline in 2005. Ms. Burris had worked at Corixa since its inception in 1994, and prior to her last position at the firm, had served in various capacities of increasing responsibility in finance and operations. Prior to Corixa, Ms. Burris held several finance and strategic planning positions at The Boeing Company. Ms. Burris is on the Advisory Board of Albers School of Business and Economics at Seattle University. She received a Post Graduate Certificate in accounting and an MBA from Seattle University, and a B.S. from George Mason University. Ms. Burris received her Certified Public Accountant Certification from the State of Washington; however, she is no longer an active CPA.

        George W. Dunbar, Jr. (61) was elected as a director of the Company in November 1997 and served as Co-Chairman of the Board from 1999 to 2005. Mr. Dunbar is currently the Chief Executive Officer, President and Chief Financial Officer of Aastrom Biosciences, Inc. Currently, Mr. Dunbar is an outside Director of Accuri Cytometers, Inc., a private medical device company. From 2004 to 2006 he was the Chief Executive Officer and a director of Quantum Dot Corporation. From 2003 through 2004, he was Chief Executive Officer of Targesome, which was restructured and sold during 2004. Mr. Dunbar was previously Chief Executive Officer of Epic Therapeutics, an MPM Capital company, which was sold to Baxter Healthcare during 2002. Earlier, as interim Chief Executive Officer, Mr. Dunbar worked with Dr. Irving Weissman and its founders to restructure both StemCells, Inc. and CytoTherapeutics. Mr. Dunbar's operating experience includes serving as Chief Executive Officer and a director and engaging in advisory work with many private and public bioscience companies, as well as senior management positions with Ares Serono, Amersham, and earlier in his career with Motorola. Mr. Dunbar is a graduate of Auburn University with degrees in Electrical Engineering and an MBA, and serves on the Business School's MBA Advisory Board.

        Robert E. Ivy (75) was elected as a director of the Company in February 1999 and Co-Chairman of the Board in July 1999. In December 2005, Mr. Ivy was appointed as Chairman of the Board. Since October 1999, Mr. Ivy has been the President of Insight, Inc. From 1987 until 1999, Mr. Ivy served as President, Chief Executive Officer and Chairman of the Board of Ribi ImmunoChem, a biopharmaceutical company, which was acquired by Corixa Corporation in October 1999. Prior to joining Ribi ImmunoChem, Mr. Ivy served as President, Chief Executive Officer and a director of OSI Pharmaceuticals, Inc.; President, Chief Executive Officer and a director of Berlex Laboratories, Inc. (a subsidiary of Bayer Schering Pharma AG); and President of the U.S.V. Pharmaceutical Division of Revlon Health Care Group. Mr. Ivy began his career with G.D. Searle & Co. in sales and marketing rising to the position of Vice President, Marketing and Sales. Mr. Ivy holds a B.S. in Chemistry and Biology from Northwestern University and attended Northwestern University Medical School.

        Dwight Winstead (59) has served as a director of the Company since July 1995. Mr. Winstead is currently Group President of Cardinal Health Clinical Technologies and Services, (CTS) a subsidiary of Cardinal Health, Inc. Prior to his current position at CTS, he served as President and Chief Operating Officer, Group President of Clinical Services and Consulting and President of Pyxis Products, formerly known as AIS (Automated Information Services) since 1997. From 1991 to 1997, Mr. Winstead served as Executive Vice President of VHA, Inc., a performance improvement company serving health care organizations in the United States. Prior to his promotion to Executive Vice President, Mr. Winstead served in various capacities of VHA Supply Company, a subsidiary of VHA, Inc., including Vice President, Sales and Marketing, Senior Vice President, Chief Operating Officer and President from 1987 to 1991. Prior to joining VHA, Inc. in 1984, Mr. Winstead served in a variety of materials management and sales positions in several companies, including Ortho Instruments and Worthington Diagnostics. Mr. Winstead holds a B.S. from Delta State University.

Other Executive Officers

        Alan Fuhrman (51) is Senior Vice President and Chief Financial Officer, joining the Company in September 2004. He has over 20 years of successful executive management experience with public and private companies in the life sciences and high technology industries. Prior to joining Sonus, Mr. Fuhrman served as President and Chief Operating Officer of Integrex, Inc. from 2002 until its acquisition in 2004. He has also held Chief Financial Officer positions at Capital Stream, Inc. a startup financial services workflow automation company; Medisystems Corporation, an international medical device manufacturer; and NeoPath, Inc., a publicly held medical device company. Mr. Fuhrman serves on the Board of Directors of the Washington Biotechnology and Biomedical Association. He received B.S. degrees in both Accounting and Agricultural Economics from Montana State University. Mr. Fuhrman received his Certified Public Accountant Certification from the State of Oregon; however, he is no longer an active CPA.

Family Relationships

        There are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

        The Board of Directors of the Company has a standing Audit Committee (the "Audit Committee") comprised of Michelle G. Burris (Chairperson), George W. Dunbar, Jr., Robert E. Ivy, and Dwight Winstead, all of whom meet the definition of "independence" set forth in the NASDAQ corporate governance listing standards, as well as Section 10A(m) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10A-3 thereunder. The Board of Directors has also determined that Michelle G. Burris is an "audit committee financial expert," as defined by the rules of the SEC. The Board of Directors also believes that each of the other members of the Audit Committee would satisfy the requirements of an "audit committee financial expert." The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing the Company's financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Charter for the Audit Committee can be accessed electronically on the Company's website at www.sonuspharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of such reports and amendments thereto received by the Company during or with respect to its most recent fiscal year and upon written representations regarding all reportable transactions, the Company did not identify any such required report that was not timely filed with respect to the Company's fiscal year ended December 31, 2007.

Code of Ethics

        The Company has adopted a code of ethics that is applicable to its principal executive officer and principal financial and accounting officer, as well as to all other employees of the Company, and has posted such code on the Company's website at www.sonuspharma.com.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The Compensation Committee of the Board of Directors is responsible for establishing and implementing the Company's compensation philosophy. During 2006, the Compensation Committee undertook a review of our compensation policy and programs. In this process, we retained the services of an independent compensation consultant, Towers Perrin, which provided recommendations for consideration by the Compensation Committee and the Board of Directors. The process resulted in a revised compensation policy, including an Executive Compensation Program and an Employee Compensation Program, which were each recommended by the Compensation Committee and approved by our Board of Directors. These programs and policies were continued in 2007, and an Executive Compensation Review update was prepared by Towers Perrin in September 2007. The components of this policy and programs and application to our named executive officers is discussed below.

Compensation Philosophy and Objectives

        We believe that attracting and retaining human talent is a critical element of our ability to achieve our strategic goals and objectives. The labor markets in which we compete for human talent, nationally and locally, are very competitive and to be successful we believe we have to offer compensation programs that are competitive with other life science companies, large and small, that are competing for the same talent. The components of our compensation programs consist of base salary, annual merit increases, short-term incentive awards, and long-term incentive awards, and are designed to align incentives and rewards for our executives and employees with our overall business strategies, goals and objectives, and also to take into account our ability to fund these compensation programs. While our corporate goals and objectives for any year are clearly defined, our compensation programs are designed to ensure flexibility to fairly compensate executives and employees when approved business priorities and objectives change.

Management Involvement in Compensation Decisions

        The annual compensation process usually begins in the third quarter of each fiscal year with a presentation by management to the Compensation Committee of a preliminary review of current trends in compensation and identification of potential issues regarding any of the components of compensation. Based upon initial feedback from the Compensation Committee, the Vice President of Human Resources or another designated member of management works with an independent consulting firm to produce an executive compensation review with recommendations for base salary, annual merit increases, short-term incentive plan compensation and long-term incentive plan compensation. Management is further involved in formal performance reviews for all officers of the Company. Following this process, in the fourth quarter management provides recommendations to the Compensation Committee for all components of compensation for executives and other employees. In December, our Board of Directors approves the maximum amount of annual merit increases, annual performance bonuses and annual stock option awards for each executive. The Compensation Committee then approves actual increases for each executive other than the President and Chief Executive Officer. Our Board of Directors approves the actual amounts of increases for our President and Chief Executive Officer.

        In 2007, the Compensation Committee had three meetings. The Company's executive officers and Vice President of Human Resources are typically present at Compensation Committee meetings, except that members of management are not present during deliberations of the Compensation Committee or Board of Directors with respect to their individual compensation.

Role of Compensation Consultant

        In 2006, we undertook a review of our historical compensation philosophy and policies. In furtherance of this process, the Compensation Committee engaged Towers Perrin, an outside global human resources consulting firm, to conduct a review of our compensation philosophy and practices. In this process, Towers Perrin recommended modifications to the Company's comparative group of peer life sciences companies and provided other recommendations concerning the components of our compensation program. The Compensation Committee reviewed these recommendations and recommended the adoption of a written compensation policy which was approved by our Board of Directors effective in July 2006. In addition, we engaged Towers Perrin to provide an annual executive compensation review for executive officers and other key executives of our Company. The compensation review by Towers Perrin for 2007 was completed in the third quarter of 2007. Towers Perrin provides the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for the executive officers and other key employees.

        In making compensation decisions, the Compensation Committee compares each element of total compensation against a peer group of life science companies. Based upon recommendations from Towers Perrin, the Company revised its peer group in 2007. The companies comprising our peer group in 2007 were:

Allos Therapeutics, Inc.	Inovio Biomedical Corp
Ariad Pharmaceuticals, Inc.	Introgen Therapeutics, Inc.
BioCryst Pharmaceuticals, Inc.	Nastech Pharmaceutical Company Inc.
Cell Genesys	Novacea Inc.
Cell Therapeutics, Inc.	NeoPharm Inc.
Chad Therapeutics Inc.	NovaDel Pharma Inc.
Columbia Laboratories Inc.	Noven Pharmaceuticals Inc.
Dendreon Corp	PenWest Pharmaceuticals Co.
DepoMed Inc.	Peregrine Pharmaceuticals Inc.
Emisphere Technologies Inc.	Seattle Genetics Inc.
Enzon Pharmaceuticals, Inc.	SuperGen Inc.
Immunogen	Trubion Pharmaceuticals Inc.

        For comparison purposes, our market capitalization at the time of the study by Towers Perrin was between the 25th and 50th percentiles of our revised peer group. We believe we compete with members of our peer group, as well as larger companies, for top executive level talent. As such, our Compensation Policy provides that targeted levels of compensation for each of our compensation elements is as follows:

Total Cash Compensation
Base Salary	Target Total Cash	Maximum Total Cash	Target Stock Option Equity Grant
50th - 60th Percentile	50th Percentile	60th - 75th Percentile	50th percentile (subject to dilution constraints)

        The competitive assessment provided by Towers Perrin indicated that base salary for our executive officers was at the 50th percentile, and the base salary for our other officers was slightly below the 50th percentile. The target annual bonus ranged from the 50th to the 75th percentile, and the target total cash compensation is at the market 50th percentile. The incentive compensation for 2006 awards were generally between the 50th and 75th percentiles and the 2007 targeted awards were approximately at the 50th percentile. The above illustrates that a significant percentage of total cash compensation is allocated to incentives as a result of our philosophy discussed above. We have no established policy or target for the allocation between either cash or non-cash, or short-term or long-term incentive compensation. Rather, the Compensation Committee reviews information provided by Towers Perrin to determine the appropriate level and mix of incentive compensation. Either the Company or Towers Perrin can terminate the relationship at any time. We have not used the services of any other compensation consultant in 2007. In the future, we may engage or seek the advice of other compensation consultants.

2007 Executive Compensation Components

        For the fiscal year ended December 31, 2007, the principal components of compensation for named executive officers and other employees of the Company were:

  •
  base salary;

  •
  annual merit increases to base salary;

  •
  short-term incentive awards; and

  •
  long-term incentive awards.

  Base Salary.

        Base salary ranges for named executive officers, as well as other officers and employees of the Company, are determined for each employee based upon his or her position and responsibility by using available market data. Base salary ranges are designed so that salary opportunities for a given position will be between the 50th and 60th percentile of base salaries payable to persons in similar positions in the Company's comparator peer group of life science companies. Executive base salaries are designed to fall at the targeted levels plus or minus fifteen percent depending upon performance, strategic importance of the position, retention needs and competitive practices.

  Annual Merit Increases.

        Merit increases to base salary are determined annually and are intended to take into account each employee's performance against individual and team goals and objectives. Pursuant to our compensation policy, annual merit base salary increase guidelines will be the same for all employees at all levels of the Company. The actual annual merit increase for a given executive or other employee may be higher or lower than the guideline based upon employee's performance to team and individual goals and employee's position relative to targeted salary guidelines. Following application of the annual base salary merit increase, if any employee remains outside of the competitive guidelines for base salary, a technical adjustment may be applied to bring that employee's salary in compliance with the guidelines.

  Short-Term Incentive Awards.

        Short-term incentive awards provide an annual bonus opportunity to reward executives and other employees for performance related to corporate, team and individual goals and objectives. As early as practical each year, the Compensation Committee recommends and the Board of Directors considers and approves, minimum, target and maximum levels for performance goals and objectives under the Company's Short-term Incentive Program (STIP). Typically, a corporate "gate", or minimum condition, is established which must be met before there can be any participation under the STIP. In addition, four or five performance goals and objectives are established with various weighting, as determined by the Board of Directors. Threshold and Maximum award levels are 50% to 150% of targeted, performance goals and objectives, respectively.

        Under our executive compensation program, the target STIP award (as a percentage of base salary) is 45% for the President and Chief Executive Officer, 35% for Senior Vice Presidents, and 25% for Vice Presidents. The Compensation Committee retains the discretion to recommend that STIP awards be paid in cash, restricted stock, stock options, promissory notes or to defer payments via nonqualified deferred compensation programs. Historically, all STIP awards have been paid in cash.

        In December of each year, the Compensation Committee assesses the performance of the Company for each performance goal and objective and makes a recommendation to the Board of Directors. The Board of Directors at its December meeting approves the maximum amount payable per executive based upon the Compensation Committee recommendations, as well as the actual amount of STIP payment for the Company's President and Chief Executive Officer. The Compensation Committee approves the actual amount payable to executives other than the Chief Executive Officer based upon the President and Chief Executive Officer recommendations, and subject to the maximum amount approved by the Board of Directors.

        The performance goals and objectives determined by the Board of Directors relate to the Company's strategic goals and objectives for a particular fiscal year. The corporate minimum condition or gate, typically relates to the Company's financial condition or other fundamental aspect of its strategic plan. Over the past five years, the Company has achieved performance in excess of the target level two years, but has not achieved the maximum performance level in any of the five years. Generally, the Compensation Committee attempts to set the minimum, target and maximum levels such that the relative difficulty of achieving target levels is consistent from year to year.

        Because the Company's performance did not achieve all of the minimum conditions or gates set, no payments were made under the STIP for performance in 2007 to our Named Executive Officers or any other employees for the fiscal year ended December 31, 2007.

  Long-Term Incentive Compensation.

        The Long-Term Incentive Program (LTIP) consisting of annual stock option grants, encourages participants to focus on long-term Company performance and provides an opportunity for executive officers and other designated employees to increase their equity ownership of the Company. Stock option award levels are determined based upon market data, and vary among participants based upon their positions within the Company. LTIP stock option awards are typically approved at the Compensation Committee's or Board of Directors' regularly scheduled December meeting and are generally made effective on the last business day of December. Newly hired or promoted executives receive their award of stock options as of the last business day of the month of hire or promotion, as recommended by the Company's President and Chief Executive Officer within guidelines approved by the Board of Directors and approved by the Compensation Committee.

        All stock option awards are based upon practices for similarly situated employees at other life science organizations, including those within the Company's peer comparative group. Target award levels reflect multiple perspectives, including number of shares, typical ownership levels for similar positions, and aggregate shares subject to outstanding options for dilution factors. Awards for annual performance include individual performance, strategic value of the individual and retention objectives. Target award levels for President and Chief Executive Officer are determined annually by the Board of Directors based upon Compensation Committee recommendations. Targeted award levels for our other officers are: Chief Financial Officer and Senior Vice Presidents, 40,000 shares, with a maximum award of 60,000 shares; Chief Medical Officer, 40,000 shares, with a maximum award of 60,000 shares; and Vice Presidents, 20,000 shares, with a maximum award of 30,000 shares.

        Options are awarded at the closing sale price of the Company's common stock on the last business day of the month of grant, except that with respect to annual grants made by the Compensation Committee or Board of Directors in December of each year, options are granted and the option price is the closing sales price of the Company's common stock on the last business day of December. Neither the Board of Directors nor the Compensation Committee has ever granted options with an exercise price less than the closing sales price of the Company's common stock on the date of grant.

Options generally vest 25% twelve months following the vesting commencement date, with the remaining 75% vesting monthly over the next 36 months. Vesting ceases upon termination of employment. Option exercise rights continue for 90 days following termination of employment, except in the case of death or disability, in which case options are exercisable for twelve months, or termination for cause in which case exercise rights cease upon termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to the option, including voting rights and the rights to receive dividends or dividend equivalents.

        No LTIP stock option grants were made to executive officers or other employees during 2007.

  Savings Plan.

        The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code of 1984, as amended. This Savings Plan is a tax qualified tax savings plan pursuant to which all employees, including named executive officers, are able to contribute the lesser of up to 100% of their annual salary, or the limits prescribed by the Internal Revenue Service. The Company will match 50% of the first 4% of pay that is contributed to the Savings Plan. All contributions to the Savings Plan are fully vested upon contribution. Matching contributions generally vest over a four year period.

  Employee Stock Purchase Plan

        We maintain an employee stock purchase plan which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, pursuant to which all of our employees, including named executive officers, may participate. To participate in the plan, an employee may designate prior to the commencement of a semi-annual offering period the amount of payroll deductions to be made from his or her paycheck for the purchase of shares of common stock under the plan, which may not exceed 15% of compensation. On each purchase date, shares of our stock are purchased automatically for each participant with the amounts held from his or her payroll deductions at a price equal to 85% of the fair market value on the purchase date.

  Perquisites and Other Personal Benefits.

        The Company does not provide its named executive officers with perquisites and other personal benefits that aggregate more than $10,000 in any individual instance. Each executive is eligible to receive benefits pursuant to programs that provide for broad-based employee participation. These benefits include our medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel accident insurance, educational assistance and certain other benefits.

  Employment and Change of Control Agreements.

        The Company does not have employment agreements with any of its named executive officers. The Company has entered into Change of Control Agreements with its President and Chief Executive Officer and Chief Financial Officer. The Change of Control Agreements are designed to promote stability and continuity of senior management in the event of a change of control transaction. Information regarding the applicable payments under such agreements for our Named Executive officers is provided under the heading "Potential Payments Upon Termination or Change of Control" on pages 16 and 17.

  Tax and Accounting Implications.

        As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than one million dollars that is paid to certain individuals. The Company believes that compensation payable under its management incentive plans are generally fully deductible for federal income tax purposes.

        Beginning on January 1, 2006, the Company began accounting for stock based payments, including its LTIP option grants in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee during fiscal year 2007 served as an officer, former officer or employee of the Company. During fiscal year 2007, no executive officer of the Company served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of the Company's Board of Directors or Compensation Committee, and no executive officer of the Company served as a member of the board of directors of any other entity, one of whose executive officers served as a member of the Company's Compensation Committee.

Report of the Compensation Committee on Executive Compensation

        The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Compensation Committee:

Dwight Winstead, Chairman
George W. Dunbar, Jr.

        The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

        The following table sets forth information regarding compensation paid or accrued by the Company for the fiscal years ended December 31, 2007 and 2006, respectively, for services rendered by the Company's Chief Executive Officer and Chief Financial Officer (collectively the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)		Total ($)
Michael A. Martino President, Chief Executive Officer and Director	2007 2006	376,380 374,040	— —	— —	— 367,484	— 175,000	— —	12,304 15,513(7	(6) )	388,684 932,037
Alan Fuhrman Senior Vice President and Chief Financial Officer	2007 2006	255,900 245,699	— —	— —	— 122,229	— 94,900	— —	7,486 8,439	(8) (9)	263,386 471,267

(1)
Includes amounts earned but deferred at the election of our Named Executive Officer, such as salary deferrals under the Company's 401(k) Plan established under Section 401(k) of the Internal Revenue Code.

(2)
The Company's cash bonuses are paid under an incentive plan and therefore are reported in the column "Non-Equity Incentive Plan Compensation." Bonus amounts include annual performance awards earned in the reporting year.

(3)
Reference is made to Note 9 "Stockholders' Equity" in our Form 10-K for the period ended December 31, 2007, filed with the SEC on March 14, 2008, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. The Company's stock-based compensation expense recognized under FAS 123R reflects an estimated forfeiture rate of 15.98% in 2007 and 6.9% in 2006. The values recognized in the "Option Awards" column above do not reflect such expected forfeitures.

(4)
The Company does not utilize these types of plans.

(5)
Other compensation consists of 401(k) matching contributions and executive life and disability payments.

(6)
Includes $4,200 in matching 401(k) contributions, $1,869 in executive life insurance premium payments and $6,235 in executive disability premium payments.

(7)
Includes $7,292 in matching 401(k) contributions, $2,294 in executive life insurance premium payments and $5,927 in executive disability premium payments.

(8)
Includes $4,200 in matching 401(k) contributions, $952 in executive life insurance premium payments and $2,334 in executive disability premium payments.

(9)
Includes $4,937 in matching 401(k) contributions, $1,168 in executive life insurance premium payments and $2,334 in executive disability premium payments.

Grants of Plan-Based Awards

        The following information sets forth grants of plan-based awards which could have been made to our Named Executive Officers during the fiscal year ended December 31, 2007 had the Company achieved performance targets.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Award ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael A. Martino President, Chief Executive Officer and Director	—	81,428	162,857	244,285	—	100,000	150,000	—	—	—
Alan Fuhrman Senior Vice President and Chief Financial Officer	—	41,598	83,195	124,793	—	40,000	60,000	—	—	—

(1)
The "Threshold," "Target" and "Maximum" amounts of non-equity incentive plan awards are derived from the terms of the Company's Short-term Incentive Program and represent the amount of non-equity incentive plan compensation that could be earned by each of our named executive officers based upon the achievement of specified performance criteria. However, because the threshold performance targets were not met in 2007, our named executive officers were not paid any non-equity incentive plan compensation.

(2)
The "Target" and "Maximum" amounts of equity incentive plan awards set forth in these columns are derived from the terms of the Company's Long-Term Incentive Program and represent the amount of equity incentive plan compensation that could be earned by each of our named executive officers based upon the achievement of specified performance criteria. However, because the threshold performance targets were not met in 2007, our named executive officers were not paid any equity incentive plan compensation.

Outstanding Equity Awards at Fiscal Year-End

        The following information outlines outstanding equity awards held by our Named Executive Officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael A. Martino President, Chief Executive Officer and Director	200,000 47,234 127,706 93,404 115,782 125,000 105,000 81,000 37,500	— — — — — — 35,000 81,000 112,500	— — — — — — — — —	6.75 6.00 6.00 8.08 2.30 5.01 3.10 5.10 6.11	9/29/08 2/9/10 2/9/10 12/31/11 12/19/12 12/29/13 12/29/14 12/16/15 12/29/16	(1) (2) (2) (3) (3) (3) (3) (3) (3)	— — — — — — — — —	— — — — — — — — —	— — — — — — — — —	— — — — — — — — —
Alan Fuhrman Senior Vice President and Chief Financial Officer	89,375 39,000 15,000	20,625 39,000 45,000	— — —	3.23 5.10 6.11	9/15/14 12/16/15 12/29/16	(3) (3) (3)	— — —	— — —	— — —	— — —

(1)
These options were granted pursuant to the Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1991.

(2)
These options were granted pursuant to the Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan.

(3)
These options were granted pursuant to the Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan. Vesting is over four years, with the first 25% vesting one year from grant date, and the remainder vesting on a monthly basis in equal increments during the 36 month period following the initial vesting date, assuming no change in employment with the Company.

Option Exercises and Stock Vested

        None of our Named Executive Officers exercised any stock options or received any stock awards during the fiscal year ended December 31, 2007.

Pension Benefits/Nonqualified Deferred Compensation

        The Company does not have any plan that provides for payments or other benefits at, following, or in connection with retirement. The Company also does not have a plan that provides for the deferral of compensation for any employee.

Potential Payments Upon Termination or Change of Control

        As of December 31, 2007, we did not have any agreements in place which would provide for the payment of compensation to any of our Named Executive Officers upon the termination of their employment, including voluntary termination, retirement, involuntary termination without cause, voluntary termination for good reason, termination for cause, and termination due to disability or death. However, we do have agreements with our Named Executive Officers that provide compensation in the event of termination in connection with a change of control of the Company, which amounts are set forth in the tables below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to our Named Executive Officers upon their termination. However, the actual amounts to be paid out can only be determined at the time of such executive's separation from the Company. Under the Company's standard form of option agreements, including the option agreements entered into with our Named Executive Officers, unvested options accelerate upon the occurrence of a change of control transaction unless they are assumed by the successor entity.

Michael A. Martino

        The following table shows the potential payments to Michael A. Martino, our President and Chief Executive Officer, upon his termination in connection with a change of control of the Company. Mr. Martino's Change of Control Agreement provides that, upon termination of his employment within 12 months following a Change of Control, as defined in the Agreement, either voluntarily for good reason or involuntarily without cause, the Company will pay Mr. Martino (i) accrued and unpaid base salary, (ii) declared and unpaid incentive compensation, and (iii) a severance payment equal to his highest annual base salary in effect within 12 months of termination plus the annual value of non-cash health and welfare programs (excluding 401k, bonus or any other retirement programs) multiplied by 2.99.

Executive Benefits and Payments Upon Termination	Voluntary Termination ($)	Retirement ($)	Termination Without Cause or with Good Reason ($)	Termination for Cause ($)	Termination in Connection with Change of Control ($)	Death/Disability ($)	Option Awards ($)
Base Salary	—	—	—	—	1,125,376	—	—
Bonus	—	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—	—
Life Insurance Benefits	—	—	—	—	5,588	—	—
Medical/Dental/Vision Benefits	—	—	—	—	50,110	—	—
Disability Insurance Benefits	—	—	—	—	19,423	—	—

Alan Fuhrman

        The following table shows the potential payments to Alan Fuhrman, our Senior Vice President and Chief Financial Officer, upon his termination in connection with a change of control of the Company. Mr. Fuhrman's Change of Control Agreement provides that upon termination of his employment within 12 months following a Change of Control, as defined in the Agreement, either voluntarily for good reason or involuntarily without cause, the Company will pay Mr. Fuhrman (i) accrued and unpaid base salary, (ii) declared and unpaid incentive compensation, and (iii) a severance payment equal his highest annual base salary in effect within 12 months of termination plus the annual value of non-cash health and welfare programs (excluding 401k, bonus or any other retirement programs) multiplied by 1.00.

Executive Benefits and Payments Upon Termination	Voluntary Termination ($)	Retirement ($)	Termination Without Cause or with Good Reason ($)	Termination for Cause ($)	Termination in Connection with Change of Control ($)	Death/Disability ($)	Option Awards ($)
Base Salary	—	—	—	—	255,900	—	—
Bonus	—	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—	—
Life Insurance Benefits	—	—	—	—	952	—	—
Medical/Dental/Vision Benefits	—	—	—	—	14,063	—	—
Disability Insurance Benefits	—	—	—	—	2,334	—	—

Director Compensation

        The Company's non-employee directors receive the following compensation for service on the Board of Directors and its Committees:

  •
  An annual retainer of $44,000 paid quarterly.

  •
  All directors may be reimbursed for certain expenses incurred for meetings of the Board of Directors (or its Committees) which they attended.

  •
  Beginning January 1, 2007, each eligible director shall receive options to purchase 17,000 shares of stock each year on the day of the Company's Annual Meeting of Stockholders, provided he or she has served as a director of the Company for at least one year as of such Annual Meeting of Stockholders. In the year ended December 31, 2007, each non-employee director, received options resulting from their service as a director to purchase 17,000 shares of the Company's Common Stock at $5.33 per share.

  •
  Each newly elected director receives options to purchase 22,500 shares of the Company's Common Stock upon joining the Board.

Director Compensation Paid for 2007

        The following table summarizes all compensation paid to or earned by Non-Employee Directors for fulfilling their duties as Directors of the Company in 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle G. Burris	44,000	—	90,610	—	—	—	134,610
George W. Dunbar, Jr.	44,000	—	90,610	—	—	—	134,610
Robert E. Ivy	44,000	—	90,610	—	—	—	134,610
Dwight Winstead	44,000	—	90,610	—	—	—	134,610

(1)
Reference is made to Note 9 "Stockholders' Equity" in our Form 10-K for the period ended December 31, 2007, filed with the SEC on March 14, 2008, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. In 2007, our independent directors each received a stock option to purchase 17,000 shares of our Common Stock. These options are fully vested upon grant and all independent directors are eligible to receive this award annually upon re-election to the Board. New independent directors are eligible to receive a stock option to purchase 22,500 shares of our Common Stock upon first election to the Board.

Compensation information for our employee director, Mr. Martino, is included in the Summary Compensation Table beginning on page 13.

10b5-1 Trading Plans and Share Retention Policies

        The Company has a 10b5-1 trading policy that restricts the ability of directors, executive officers and key employees to sell shares of common stock of the Company unless such sales are made pursuant to a pre-arranged trading plan approved by the Company and adopted by the director, executive officer or key employee in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows persons who are not aware of material, non-public information to adopt written, pre-arranged trading plans. Individuals may use these plans to diversify their investment portfolios and sell shares over an extended period of time. Transactions by directors and executive officers will be publicly reported in accordance with applicable securities laws. The Company does not undertake any obligation to report the adoption of individual 10b5-1 plans.

        The share retention policy establishes ownership guidelines that require directors and executive officers to retain a minimum percentage of shares granted by the Company or shares that have a minimum value relative to cash compensation. Under this policy, directors and executive officers must retain 50% of shares and vested options received from the Company as equity awards until such time as the owned shares and vested options have a fair value of at least two times the annual cash retainer for directors, three times the annual base salary for the Chief Executive Officer and two times the annual base salary for other executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Set forth below is certain information as of April 14, 2008 regarding the beneficial ownership of the Company's Common Stock by (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company, (ii) all directors and nominees, (iii) each of our Named Executive Officers identified in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.

Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Schering Berlin Venture Corporation(2) 340 Changebridge Road, P.O. Box 1000 Montville, New Jersey 07045	4,875,000	13.2%
Arnhold and S. Bleichroeder Advisers, LLC(3) 1345 Avenue of the Americas New York, NY 10105	1,925,245	5.2%
Executive Officers and Directors:
Michael A. Martino(4)	1,196,283	3.2%
Alan Fuhrman(5)	178,581	*
Michelle G. Burris(6)	59,000	*
George W. Dunbar, Jr.(7)	144,750	*
Robert E. Ivy(8)	105 833	*
Dwight Winstead(9)	141,500	*
All executive officers and directors as a group (6 persons)	1,825,947	4.9%

*
Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days of April 14, 2008, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
All information regarding Schering Berlin Venture Corporation's holdings of our Common Stock and Common Stock warrants is based on information disclosed in the most recent Schedule 13G filed by Schering Berlin Venture Corporation with the SEC. Beneficial Ownership includes 975,000 warrants exercisable within 60 days of April 14, 2008.

(3)
All information regarding Arnhold & S. Bleichroeder, LLC and its affiliate's holdings of our Common Stock is based on information disclosed in the most recent Schedule 13G filed by Arnhold & S. Bleichroeder, LLC. with the SEC. Beneficial Ownership includes 1,925,245 shares owned on behalf of another person.

(4)
Consists of 216,574 shares owned directly and 979,709 options exercisable within 60 days April 14, 2008.

(5)
Consists of 9,373 shares owned directly and 169,208 options exercisable within 60 days of April 14, 2008.

(6)
Consists of 59,000 options exercisable within 60 days of April 14, 2008.

(7)
Consists of 3,250 shares owned directly and 141,500 options exercisable within 60 days of April 14, 2008.

(8)
Consists of 1,700 shares owned directly and 104,133 options exercisable within 60 days of April 14, 2008.

(9)
Consists of 141,500 options exercisable within 60 days of April 14, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

        On October 3, 2007, Sonus received notification from Bayer Schering of its decision to terminate the Bayer Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint. The termination was effective on November 2, 2007. In accordance with the terms of the Bayer Agreement, all rights to TOCOSOL Paclitaxel have reverted back to Sonus. We have discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study. These closure activities were substantially complete by December 31, 2007. Due to the termination of the Bayer Agreement by Bayer Schering, in October 2007, the Company recognized $6.9 million of revenue in the fourth quarter of 2007, which represents the balance of the unamortized deferred revenue from the upfront license fee. During 2007, the Company recognized a total of $11.0 million of revenue from amortization of the deferred revenue, and $9.1 million of revenue related primarily to reimbursable Phase 3 activity through the date of termination and expenses associated with the termination of the Phase 3 trial. The Company does not expect recognition of any revenue or expense related to the Bayer Agreement beyond 2007. The final net billing between the Company and Bayer Schering was completed during the fourth quarter of 2007. Settlement of the final amount outstanding was received from Bayer Schering in December 2007. No receivables from or payables to Bayer Schering are outstanding at December 31, 2007.

Review, Approval or Ratification of Transactions with Related Persons

        The Company's Code of Conduct prohibits employees and directors from conflicts of interest with the interests of the Company, unless they have been specifically approved by the Company. In the case of employees, approval of a conflict of interest would have to be approved by the appropriate member of management. In the case of directors and named executive officers, approval of a conflict of interest would have to be approved by a majority of the disinterested directors of the Company following full disclosure. The Company does not have a specific policy concerning approval of transactions with stockholders who own more than five percent of our outstanding shares.

Director Independence

        Our securities are listed on The Nasdaq Global Market and are governed by its listing standards. The Board of Directors has determined that all of the directors, except for Michael A. Martino, the Company's President and Chief Executive Officer, satisfy the current "independent director" standards established by Nasdaq Marketplace Rules.

        The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Each member of these committees meets the independence standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Ernst & Young LLP has audited the Company's financial statements annually since inception of the Company. The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$357,020	$369,000
Audit Related Fees	15,000	78,100
Tax Fees	13,910	13,000
All Other Fees	0	0
Total Fees	$385,930	$460,100

        Audit Fees.    Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

        Audit-Related Fees.    Consists of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements including accounting consultations and fees related to equity financings.

        Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

        All Other Fees.    Consists of all other non-audit services.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor typically provides audit service detail in advance of the first quarter meeting of the Audit Committee, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, an engagement letter is formally accepted by the Audit Committee.

        For non-audit services, the Company's senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. The Company's senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

        The Audit Committee approved 100% of the services provided by Ernst & Young LLP described above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(3)    Exhibits

        See Index to Exhibits

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bothell, State of Washington, on April 29, 2008.

SONUS PHARMACEUTICALS, INC.
Dated: April 29, 2008	By:	/s/ MICHAEL A. MARTINO Michael A. Martino President, Chief Executive Officer and Director (Principal Executive Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Summary Compensation Table
Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year-End
Option Exercises and Stock Vested
Pension Benefits/Nonqualified Deferred Compensation
Potential Payments Upon Termination or Change of Control
Director Compensation Paid for 2007
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Index to Exhibits