Form 10-Q
period 2008-03-31
SONUS PHARMACEUTICALS INC
filed 2008-05-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO                       .

Commission file number 000-21243

Sonus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

1522 217th Place SE, Suite 100, Bothell, Washington 98021

(Address of Principal Executive Offices)

(425) 487-9500

(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $0.001 par value	37,062,049

Sonus Pharmaceuticals, Inc.

Part I.              Financial Information

Item 1.           Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,597,297	$6,535,272
Marketable securities	11,215,107	27,663,554
Interest receivable	181,591	456,149
Other current assets	615,984	576,905
Total current assets	29,609,979	35,231,880

Equipment, furniture and leasehold improvements, net	9,279,364	9,577,567
Other assets	497,327	439,822

Total assets	$39,386,670	$45,249,269

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,429,065	$1,462,444
Accrued expenses	2,241,413	4,141,273
Current portion of deferred rent	762,915	765,005
Total current liabilities	4,433,393	6,368,722

Deferred rent, less current portion	6,852,292	6,976,130

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value;
5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized;
37,062,049 and 37,048,335 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	157,014,818	156,704,899
Accumulated deficit	(128,917,030)	(124,801,837)
Accumulated other comprehensive loss	3,197	1,355
Total stockholders’ equity	28,100,985	31,904,417

Total liabilities and stockholders’ equity	$39,386,670	$45,249,269

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Collaboration revenue from Bayer Schering	$—	$5,051,035

Operating expenses:
Research and development	2,269,034	6,939,399
General and administrative	2,101,409	1,975,600
Total operating expenses	4,370,443	8,914,999
Operating loss	(4,370,443)	(3,863,964)

Other income (expense):
Other expense	(44,378)	(34,953)
Interest income	299,628	673,873
Interest expense	—	(309)
Total other income, net	255,250	638,611
Net loss	$(4,115,193)	$(3,225,353)

Basic and diluted net loss per share	$(0.11)	$(0.09)
Shares used in computation of basic and diluted net loss per share	37,052,022	36,854,037

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(4,115,193)	$(3,225,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	345,486	154,176
Non-cash stock-based compensation	304,607	495,149
Accretion of investments	(6,089)	(207,332)
Changes in operating assets and liabilities:
Accounts receivable from related party	—	(127,774)
Interest receivable	274,558	(189,309)
Other current assets	(39,079)	(535,245)
Other long term assets	(57,505)	7,836
Accounts payable	(33,379)	(655,020)
Accounts payable to related party	—	130,650
Accrued expenses	(1,899,860)	(3,881,002)
Deferred rent	(125,928)	—
Other current liabilities	—	(25,008)
Deferred revenue from related party	—	(1,386,479)
Net cash used in operating activities	(5,352,382)	(9,444,711)

Investing activities:
Purchases of capital equipment and leasehold improvements	(47,283)	(64,456)
Purchases of marketable securities	(7,006,432)	(22,622,304)
Proceeds from sales of marketable securities	23,215,000	12,035,014
Proceeds from maturities of marketable securities	247,810	60,220
Net cash provided by (used in) investing activities	16,409,095	(10,591,526)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	5,312	28,399
Payments on lease obligations	—	(7,290)
Net cash provided by investing activities	5,312	21,109

Increase (Decrease) in cash and cash equivalents for the period	11,062,025	(20,015,128)
Cash and cash equivalents at beginning of period	6,535,272	35,771,784

Total cash and cash equivalents	$17,597,297	$15,756,656

Supplemental cash flow information:
Interest paid	$—	$309

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

1.              Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2007 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 14, 2008.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items reported in marketable securities on the balance sheets. See Note 4 for additional information.

In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”) as of January 1, 2008. SFAS No. 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. We did not apply the fair value option to any of our outstanding instruments; therefore, there has been no impact on our financial statements.

Effective January 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force, Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. In accordance with EITF 07-3, nonrefundable contractual prepayments related to future R&D activities are deferred and recognized as an expense in the period that the related goods are delivered or services are performed. Our adoption of this standard has not had a material impact on our financial statements.

2.              Related Party

The Company has engaged in significant transactions with Bayer Schering Pharma AG, Germany (“Bayer Schering”). Bayer Schering is a related party due to their ownership interest in the Company (approximately 10.6% fully diluted) and has been appropriately identified as such on the face of the financial statements. All amounts disclosed on the face of the financial statements with related parties are attributable to Bayer Schering. Please see Note 3 “Collaboration and License Agreement with Bayer Schering Pharma AG” for additional details.

3.              Collaboration and License Agreement with Bayer Schering Pharma AG

In October 2005, the Company entered into a Collaboration and License Agreement with Bayer Schering, a German corporation, pursuant to which, among other things, the Company granted Bayer Schering an exclusive, worldwide license to TOCOSOL Paclitaxel, its anti-cancer product candidate (the “Product”). With respect to the Product, Bayer Schering paid Sonus an upfront license fee of $20 million and paid Sonus for research and development services performed equal to 50% of eligible product research and development costs (in certain cases the reimbursement rate was 100%). In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

In October 2007, Sonus received notification from Bayer Schering of its decision to terminate the Collaboration and License Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint. The termination was effective on November 2, 2007. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to Sonus. The Company has discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study. These closure activities were substantially complete by December 31, 2007.

During the three month period ended March 31, 2007, the Company recognized revenue of $1.4 million as amortization of the upfront license fee and an additional $3.7 million related to research and development services performed by Sonus primarily for the Phase 3 trial for TOCOSOL Paclitaxel and related drug supply and manufacturing costs.

The Company does not expect to earn revenue or incur expense related to the Agreement with Bayer Schering beyond 2007. The final net billing between the Company and Bayer Schering was completed during the fourth quarter of 2007. Settlement of the final amount outstanding was received from Bayer Schering in December 2007. There were no receivables from, or payables to, Bayer Schering outstanding at March 31, 2008 or at December 31, 2007.

4.              Marketable Securities

With the adoption of SFAS No. 157, beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•                  Level 1 – Quoted prices in active markets for identical securities;

•                  Level 2 – Other significant observable inputs that are observable through corroboration with market date (including quoted prices in active markets for similar securities);

•                  Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	2007
Corporate debt securities	$378,657	$6,241,761	$—	$6,620,418
Government debt securities	—	4,543,267	—	4,543,267
Asset-backed securities	—	51,422	—	51,422
	$378,657	$10,836,450	$—	$11,215,107

5.              Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
Clinical trials	$680,100	$2,627,765
Severance	1,092,074	908,496
Compensation	169,158	227,044
Other	300,081	377,968
	$2,241,413	$4,141,273

6.              Reduction of Workforce

On March 19, 2008, the Company implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company’s workforce was reduced by approximately 37%. The effective date of the Reduction of Workforce was March 31, 2008. The Company implemented the Reduction of Workforce in order to conserve cash and align its workforce with its anticipated staffing needs. The total cost of the Reduction of Workforce was approximately $1.0 million, which consisted of severance costs and medical insurance and was recognized as expense in the first quarter of 2008. Severance expense of approximately $656,000 and $393,000 was recognized in research and development expense and general and administrative expense, respectively, in the first quarter of 2008. The following table summarizes the severance expense activity, including payments of severance amounts accrued as of December 31, 2007:

Accrued severance as of December 31, 2007	$908,496
Cash payments made in the first quarter of 2008	(865,617)
Severance expense recorded in the first quarter of 2008	1,049,195
Accrued severance as of March 31, 2008	$1,092,074

The accrued severance as of March 31, 2008 is expected to be paid in the second quarter of 2008.

7.              Refund from Return of Recalled Taxol

In March 2007, Bristol-Myers Squibb Pharmaceuticals recalled certain batches of Taxol due to potential lack of sterility assurance. Sonus had some of these batches at clinical sites which were being used in the reference arm of the Phase 3 TOCOSOL Paclitaxel pivotal study. The Company has returned all of the recalled material to its suppliers in accordance with the recall notice. On March 12, 2008, the Company received an initial refund from its suppliers of $848,408 for returned material which was recorded as a reduction of research and development expense in the first quarter of 2008. We are not reasonably able to estimate an amount for any additional refund that we may receive in future periods. Accordingly, there are no receivables recorded for any potential future refunds.

8.              Comprehensive Income (Loss)

	Three months ended March 31,
	2008	2007
Net loss	$(4,115,193)	$(3,225,353)
Unrealized gain (loss) on cash equivalents and marketable securities	3,197	(8,797)
Comprehensive loss	$(4,111,996)	$(3,234,150)

9.              Stockholders’ Equity

Employee Stock Plans

Employee stock options vest over a period of time determined by the Board of Directors, generally four years, and director stock options are generally fully vested on the date of grant. Stock options generally are granted at the fair market value on the date of grant and expire ten years from the date of grant.

In the first quarter of 2008, the Company granted stock options to employees for 1,415,000 shares of common stock. These options fully vest two years from the date of grant.

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period. At March 31, 2008, a total of 39,551 shares remain available for purchase by employees under the plan.

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. The Company recognized compensation expense related to this plan for the three month period ended March 31, 2008 of $5,312. At March 31, 2008, there are no shares available for future issuances as matching contributions under the plan.

Stock-Based Compensation

During the three month periods ended March 31, 2008 and 2007, respectively, the Company recorded stock-based compensation cost under the provisions of Statement of Accounting Standard 123 (revised 2004), “Share Based Payment,” or “SFAS 123R”. The following table summarizes the income statement classification of stock-based compensation:

	Three months ended March 31,
	2008	2007
Stock-based compensation expense:
General & administrative	$166,558	$286,161
Research & development	138,049	208,988

Total stock-based compensation expense	$304,607	$495,149

The Company changed its estimated forfeiture rate based on personnel reductions in the first quarter of 2008. The impact in stock compensation expense as a result of the change in estimated forfeiture rate was not significant. The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model. The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years as of March 31, 2008 and 2007, (4) no expected dividends for each period presented, (5) stock price volatility factor of 106.08% and 60.2% as of March 31, 2008 and 2007, respectively, and (6) a risk-free interest rate of 2.75% and 4.65% as of March 31, 2008 and 2007, respectively.

Stock Option Activity

The following is a summary of option activity for the first quarter of 2008:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2007	5,271,101	4,278,960	$4.82
Grants	(1,415,000)	1,415,000	$0.37
Exercises	—	—	—
Cancellations and expirations	958,612	(961,612)	$4.53
March 31, 2008	4,814,713	4,732,348	$3.55

10.       Subsequent Events

In April 2008, we began evaluating our space needs and various options that we believe will result in the consolidation of our operations into a smaller portion of our current facility. As we have not yet finalized the course of action for implementation of a facilities plan, including potential sublease of certain space, we cannot currently estimate the type of costs that will be associated with a plan, the total charge that will result from the implementation of a plan, or any charges associated with the plan that will result in future cash expenditures. Also, the cease use date of a portion of our facilities did not occur until the second quarter of 2008 after our reduction of workforce.

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•            future capital requirements and uncertainty of obtaining additional funding through corporate partnerships, debt or equity financings;

•            ability to integrate and realize benefits from strategic opportunities, including mergers and acquisitions;

•            continued listing on the NASDAQ Global Market (formerly NASDAQ National Market);

•            results of research and preclinical studies may not be indicative of results in humans;

•            ability to build out our product candidate pipeline through product in-licensing or acquisition activities;

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

•            uncertainty relating to the timing and results of clinical trials; and

•            other factors set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008 and in this Quarterly Report on Form 10-Q.

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

Business Overview

Sonus Pharmaceuticals is developing novel small molecule drugs for the treatment of patients with cancer. Our objective is to identify opportunities where there is the possibility for major improvements in patient treatments and where we believe we can mitigate development risk. We currently have one drug in clinical development. Our plan is to continue to develop our internal pipeline of clinical compound opportunities and to evaluate possible strategic alternatives, including in-licensing and merger and acquisition opportunities, as a means of achieving our business strategies and enhancing stockholder value. In the fourth quarter of 2007, we engaged Ferghana Partners Inc. to assist us with these strategic alternatives.

Product Candidates

SN2310

SN2310 Injectable Emulsion (“SN2310”) is a novel camptothecin derivative. Camptothecins are an important class of anti-cancer drugs, however, the marketed camptothecin analogs, irinotecan (Camptosar®) and topotecan (Hycamtin®), have demonstrated limitations that may reduce their clinical utility. Irinotecan and topotecan are used in the treatment of colorectal, lung, and ovarian cancers. SN2310 is a prodrug of SN-38. SN-38 is also the active moiety of irinotecan. Our objective with SN2310 is to provide a product that has enhanced anti-tumor activity and improved tolerability compared with the approved camptothecin-based products. An Investigational New Drug Application (“IND”) was submitted to the U.S. Food and Drug Administration (“FDA”) for SN2310 in June 2006 and Phase 1 clinical testing was initiated in September 2006. We expect to close enrollment in this study in 2008 and initiate a Phase 2 clinical trial soon thereafter if warranted based on results of the Phase 1 trial. As this product candidate is early in clinical development, we cannot give any assurance that this compound will be clinically successful.

TOCOSOL® Paclitaxel

TOCOSOL Paclitaxel is a novel formulation of paclitaxel manufactured in a ready-to-use, injectable vitamin E-based emulsion formulation. In September 2007 we announced that TOCOSOL Paclitaxel failed to meet the primary endpoint in Phase 3 clinical testing. We have discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study, and the time and cost that would be required to conduct the necessary clinical studies to continue development, which at a minimum, would include another Phase 3 pivotal trial. These closure activities were substantially complete by December 31, 2007, although limited closure activities continue in the first and second quarters of 2008.

Research and Development

Following the Reduction of Workforce in March 2008, we have substantially reduced our internal drug discovery capabilities. Our current strategy for broadening our product candidate pipeline will be primarily through in-licensing of novel compounds or other strategic activities. Our primary product focus will remain oncology and supportive care.

Collaboration and License Agreement with Bayer Schering Pharma AG

In October 2005, the Company entered into a Collaboration and License Agreement with Bayer Schering, a German corporation, pursuant to which, among other things, the Company granted Bayer Schering an exclusive, worldwide license to TOCOSOL Paclitaxel, its anti-cancer product candidate (the “Product”). With respect to the Product, Bayer Schering paid Sonus an upfront license fee of $20 million and paid Sonus for research and development services performed equal to 50% of eligible product research and development costs. In connection with the Collaboration and Licensing Agreement, the Company and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby the Company sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

In October 2007, Sonus received notification from Bayer Schering of its decision to terminate the Collaboration and License Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint. The termination was effective on November 2, 2007. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to Sonus. The Company has discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study. These closure activities were substantially complete by December 31, 2007, although limited closure activities continue in the first and second quarters of 2008.

The Company does not expect to earn revenue or incur expense related to the Agreement with Bayer Schering beyond 2007. The final net billing between the Company and Bayer Schering was completed during the fourth quarter of 2007. Settlement of the final amount outstanding was received from Bayer Schering in December 2007. There were no receivables from, or payables to, Bayer Schering outstanding at March 31, 2008 or at December 31, 2007.

Reduction of Workforce

On March 19, 2008, the Company implemented a reduction of workforce (“Reduction of Workforce”) pursuant to which the Company’s workforce was reduced by approximately 37%. The effective date of the Reduction of Workforce was March 31, 2008. The Company implemented the Reduction of Workforce in order to conserve cash and align its workforce with its anticipated staffing needs. The total cost of the Reduction of Workforce was approximately $1.0 million, which consisted of severance costs and medical insurance and was recognized as expense in the first quarter of 2008.

Results of Operations

As of March 31, 2008, our accumulated deficit was approximately $128.9 million. We expect to incur substantial additional operating losses over the next several years. Such losses have been and will continue to principally be the result of various costs associated with our research and development programs. Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements. Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for future product candidates in addition to successfully manufacturing and marketing those products if they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable.

The company recognized no revenue for the three months ended March 31, 2008 as compared with $5.1 million for the same period in 2007. All revenue recognized in the first quarter of 2007 was fully attributable to the Agreement with Bayer Schering. This agreement was terminated in the fourth quarter of 2007. The revenue recognized in the three month period ended March 31, 2007 included $1.4 million in amortization of an upfront license fee and an additional $3.7 million in research and development reimbursements.

Our research and development (“R&D”) expenses were $2.3 million for the three months ended March 31, 2008 compared with $6.9 million for the same period in 2007. The decrease was primarily the result of lower spending on clinical trials and drug supply and manufacturing costs due to the termination of the Phase 3 trial for TOCOSOL Paclitaxel in the fourth quarter of 2007. Research and development expenses in the first quarter of 2008 are also lower as a result of recognition of a refund of approximately $850,000 for recalled material which had been returned to suppliers. This refund was recorded as a reduction of research and development expense in the first quarter of 2008. Although research and development personnel costs were reduced in the three months ended March 31, 2008 as compared to the same period in 2007 due to a reduction in workforce effective in November 2007, this reduction was offset by the recognition of approximately $656,000 of severance expenses recorded in connection with an additional reduction in workforce effective March 31, 2008. We expect R&D expenses in 2008 to be significantly lower than levels experienced in 2007, absent any strategic transaction which could affect R&D expenses.

Our general and administrative (“G&A”) expenses were $2.1 million for the three months ended March 31, 2008 compared with $2.0 million for the same period in 2007. The G&A expenses for the first quarter of 2008 included approximately $393,000 of expenses from severance benefits due to a reduction of workforce effective in March 2008. We expect G&A expenses for the remainder of 2008 to be lower than levels experienced in 2007, absent any strategic transaction which could affect G&A expenses.

Our total operating expenses in 2008 are expected to decrease from 2007 levels due to the termination of research and development activities for TOCOSOL Paclitaxel and the two reductions of workforce which occurred in November 2007 and March 2008. We estimate that R&D spending will comprise more than 50% of the anticipated spending in 2008. A significant portion of the R&D spending will be devoted to development activities for SN2310. These estimates and actual expenses are subject to change depending on many factors.

Our other income, net, was $255,000 for the three months ended March 31, 2008 compared with $639,000 for the same period in 2007. The decrease was due primarily to lower levels of invested cash in 2008 compared to the same periods in 2007.

The Company had no income tax expense for the three periods ended March 31, 2008 or 2007 as it had incurred pretax losses.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under collaboration agreements with third parties. At March 31, 2008, we had cash, cash equivalents and marketable securities totaling $28.8 million compared to $34.2 million at December 31, 2007. The decrease was primarily due to the net loss for the three month period ended March 31, 2008 of $4.1 million, in addition to timing of items accrued in 2007 and paid in 2008.

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $5.4 million and $9.4 million, respectively. We recognized no revenue for the three months ended March 31, 2008 as compared with $5.1 million for the same period in 2007. All revenue recognized in the first quarter of 2007 was fully attributable to the Agreement with Bayer Schering. This agreement was terminated in the fourth quarter of 2007 and no additional revenue from this agreement is expected to be received. Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations. Product development activities were primarily related to SN2310 and pipeline development activities in the first quarter of 2008, whereas product development activities in the first quarter of 2007 consisted primarily of expenditures related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates. The decrease in net cash used in operating activities for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the reduction of expenditures for TOCOSOL Paclitaxel.

Net cash provided by (used in) investing activities for the three months ended March 31, 2008 and 2007 was $16.4 million and ($10.6) million, respectively. The net cash provided by and used in investing activities was primarily due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide us with working capital on an as-needed basis. We initiate shifts between cash equivalent securities and marketable securities based on our cash needs and the prevailing interest rate environment. The cash provided by investing activities for the three months ended March 31, 2008 primarily related to proceeds from sales of marketable securities. The cash used in investing activities for the same period in 2007 primarily reflected purchases of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007 was approximately $5,000 and $21,000, respectively. The net cash provided by financing activities during both of these periods was primarily due to the issuance of common stock under employee benefit plans.

We expect that our cash requirements will decrease in 2008 due to the termination of development of TOCOSOL Paclitaxel and related staff reductions. Under our current forecasted cash needs, which assume continued development of SN2310, we believe that existing cash, cash equivalents and marketable securities will be sufficient to fund expected operations through 2009. We will need additional capital to support the continued development SN2310, other product candidates and to fund continuing operations after 2009. Our future capital requirements depend on many factors including:

•                  our ability to obtain equity or debt financings;

•                  outcome related to strategic activities currently being evaluated;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and cost of product development and in-licensing activities;

•                  entering into new collaborative or product license agreements for products in our pipeline; and

•                  costs related to obtaining, defending and enforcing patents.

We have contractual obligations in the form of operating leases which expire between 2010 and 2017. We signed a new facility lease in November 2006. The new facility lease has a term of 10 years with a provision for two additional five year renewals. The term commencement date for the new lease was January 1, 2008. The following table summarizes our contractual obligations under these agreements as of March 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$21,173,536	$1,943,226	$3,996,616	$4,203,234	$11,030,460

Material Changes in Financial Condition

	March 31, 2008	December 31, 2007

Total assets	$39,386,670	$45,249,269
Total liabilities	$11,285,685	$13,344,852
Shareholders’ equity	$28,100,985	$31,904,417

The decline in assets from December 31, 2007 primarily relates to declines in cash, cash equivalents and marketable securities used to fund operations.  The decline in liabilities from December 31, 2007 relates primarily to generally lower accrued liabilities on reduced clinical trial expense.  The decline in shareholders equity is primarily due to the net loss for the quarter.

Critical Accounting Policies and Estimates

We previously identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations in our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 14, 2008.  These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.  Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items reported in marketable securities on the balance sheets.

In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”) as of January 1, 2008. SFAS No. 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. We did not apply the fair value option to any of our outstanding instruments; therefore, there has been no impact on our financial statements.

Effective January 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force, Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. In accordance with EITF 07-3, nonrefundable contractual prepayments related to future R&D activities are deferred and recognized as an expense in the period that the related goods are delivered or services are performed.  Our adoption of this standard has not had a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2008, the decline in the fair value of the investment portfolio would not be material. Given the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign currency exchange risk:

We are exposed to risks associated with foreign currency transactions on certain contracts denominated in foreign currencies (primarily Euro and Pound Sterling denominated contracts) and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Euro/Pound Sterling might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.  The impact of foreign currency fluctuations related to realized gains and losses during the three month periods ended March 31, 2008 and 2007, respectively, was not material.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.  Risk Factors

You should consider the risks below carefully in addition to other information contained in this report before engaging in any transaction involving shares of our common stock.  Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and as set forth below in this Item 1A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007, and are not a complete list of our risk factors. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

We will need additional capital in the future to support the continued development of our product candidates and to fund continuing operations.

Although our cash requirements have decreased due to the discontinuation of development of TOCOSOL Paclitaxel and reductions in workforce, we will need additional capital to support the continued development of SN2310, other product candidates and to fund continuing operations after 2009. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund current operations through 2009. Our future capital requirements depend on many factors including:

•      our ability to obtain debt or equity financings;

•      timing and costs of preclinical development, clinical trials and regulatory approvals;

•      timing and cost of research and development;

•      entering into new collaborative or product license agreements for products in our pipeline; and

•      costs related to obtaining, defending and enforcing patents.

Failure to satisfy NASDAQ Global Market listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “SNUS.” For continued inclusion on The NASDAQ Global Market, we must maintain, among other requirements, stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million. The closing price of our common stock, as reported on the NASDAQ Global Market as of May 5, 2008 was $0.39 per share. On November 5, 2007, we received notice from NASDAQ that we did not comply with NASDAQ’s continued listing standards because the closing bid price of our common stock had been below the required minimum bid price of $1.00 for 30 consecutive business days. On May 6, 2008, we received a staff determination letter indicating that we have failed to regain compliance with the minimum bid price requirement prior to expiration of the grace period to regain compliance, as permitted by NASDAQ. We intend to request a hearing to appeal NASDAQ’s determination, which would stay delisting during the hearing process. If NASDAQ does not grant our request for continued listing, our common stock will be removed from listing on The NASDAQ Global Market. If our common stock is delisted from The NASDAQ Global Market and we are unable to transfer to The NASDAQ Capital Market, trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the OTC Bulletin Board. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting from The NASDAQ Global Market, it may become more difficult for us to raise funds through the sale of our securities.

We have a history of operating losses which we expect will continue and we may never become profitable.

We have experienced significant accumulated losses since our inception, and expect to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of March 31, 2008, our accumulated deficit totaled $128.9 million. We anticipate that our operating losses will continue as we further invest in research and development for our products. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•      our ability to obtain debt or equity financings;

•      outcome related to strategic activities currently being evaluated;

•      timing and costs of preclinical development, clinical trials and regulatory approvals;

•      drug discovery and research and development;

•      entering into new collaborative or product license agreements for products in our pipeline; and

•      costs related to obtaining, defending and enforcing patents.

Item 6.  Exhibits

10.1	Second Amendment to Lease between Sonus Pharmaceuticals, Inc. and BMR-217th Place, LLC, dated for reference purposes only as of January 28, 2008.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date:	May 9, 2008	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)