Form 10-Q
period 2008-06-30
SONUS PHARMACEUTICALS INC
filed 2008-08-05
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $0.001 par value	37,089,679

Sonus Pharmaceuticals, Inc.

Part I.     Financial Information

Item 1.    Financial Statements

Sonus Pharmaceuticals, Inc.

Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,727,889	$6,535,272
Marketable securities	17,532,448	27,663,554
Interest receivable	233,545	456,149
Other current assets	454,633	576,905
Total current assets	23,948,515	35,231,880

Equipment, furniture and leasehold improvements, net	8,987,747	9,577,567
Other assets	497,327	439,822

Total assets	$33,433,589	$45,249,269

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,530	$1,462,444
Accrued expenses	1,104,012	4,141,273
Current portion of deferred rent and long-term obligation	902,606	765,005
Total current liabilities	2,158,148	6,368,722

Deferred rent and long-term obligation, less current portion	6,759,191	6,976,130

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 authorized; no shares issued or outstanding	—	—
Common stock; $.001 par value; 75,000,000 shares authorized; 37,089,679 and 37,048,335 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	157,248,395	156,704,899
Accumulated deficit	(132,723,932)	(124,801,837)
Accumulated other comprehensive (income) loss	(8,213)	1,355
Total stockholders’ equity	24,516,250	31,904,417

Total liabilities and stockholders’ equity	$33,433,589	$45,249,269

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Collaboration revenue from Bayer Schering	$—	$3,271,018	$—	$8,322,052

Operating expenses:
Research and development	1,487,766	7,695,972	3,756,800	14,635,370
General and administrative	2,507,076	2,128,522	4,608,485	4,104,121

Total operating expenses	3,994,842	9,824,494	8,365,285	18,739,491

Operating loss	(3,994,842)	(6,553,476)	(8,365,285)	(10,417,439)

Other income (expense):
Other income (expense)	12,935	949	(31,443)	(34,004)
Interest income	175,003	589,485	474,631	1,263,358
Interest expense	—	(125)	—	(434)

Total other income, net	187,938	590,309	443,188	1,228,920

Net loss	$(3,806,904)	$(5,963,167)	$(7,922,097)	$(9,188,519)

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.21)	$(0.25)

Shares used in computation of basic and diluted net loss per share	37,062,353	36,883,944	37,057,187	36,868,990

See accompanying notes.

Sonus Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(7,922,097)	$(9,188,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	695,454	302,288
Non-cash stock-based compensation	530,724	1,309,490
Amortization (Accretion) of investments	12,787	(322,799)
Changes in operating assets and liabilities:
Accounts receivable from related party	—	2,494,678
Interest receivable	222,604	(535,535)
Other current assets	122,272	(13,060)
Other long term assets	(57,505)	15,671
Accounts payable	(1,310,914)	(757,115)
Accounts payable to related party	—	297,250
Accrued expenses	(3,037,261)	(4,828,936)
Deferred rent	(251,856)	—
Other current liabilities	139,691	(50,029)
Deferred revenue from related party	—	(2,772,959)
Other long-term liabilities	32,827	—
Net cash used in operating activities	(10,823,274)	(14,049,575)

Investing activities:
Purchases of capital equipment and leasehold improvements	(105,634)	(437,453)
Purchases of marketable securities	(21,145,760)	(38,690,506)
Proceeds from sales of marketable securities	30,955,000	19,510,014
Proceeds from maturities of marketable securities	299,513	281,587
Net cash provided by (used in) investing activities	10,003,119	(19,336,358)

Financing activities:
Proceeds from of common stock warrants		57,440
Proceeds from issuance of common stock under employee benefit plans	12,772	116,509
Payments on lease obligations	—	(14,763)
Net cash provided by investing activities	12,772	159,186

Decrease in cash and cash equivalents for the period	(807,383)	(33,226,747)
Cash and cash equivalents at beginning of period	6,535,272	35,771,784

Total cash and cash equivalents	$5,727,889	$2,545,037

Supplemental cash flow information:
Interest paid	$—	$434

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

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items reported in marketable securities on the balance sheets. See Note 5 for additional information.

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

2.              Arrangement Agreement

On May 27, 2008, the Company entered into an Arrangement Agreement with OncoGenex Technologies Inc., a privately held corporation existing under the federal laws of Canada (“OncoGenex”), providing for a business combination between OncoGenex and Sonus.  Under the terms of the Arrangement Agreement, Sonus will acquire all of the outstanding shares of capital stock of OncoGenex pursuant to a Plan of Arrangement (the “ Arrangement ”) under Section 192 of the Canada Business Corporations Act.  Assuming the Arrangement is completed, it would have the effect of making OncoGenex a wholly owned subsidiary of Sonus.

Upon consummation of the Arrangement, Sonus will issue to the securityholders of OncoGenex a number of shares of Sonus common stock equal to the number of common shares of Sonus outstanding immediately prior to the closing, such that immediately after the closing of the Arrangement, Sonus stockholders and OncoGenex securityholders will each own 50%, respectively, of the outstanding shares of Sonus common stock.  As of June 30, 2008, 37,089,679 shares of Sonus common stock were outstanding.  Assuming no additional shares of Sonus common stock are issued prior to the closing, 37,089,679 shares of Sonus common stock will be issued to OncoGenex securityholders upon the closing of the Arrangement.

In addition to the shares of Sonus common stock issued upon the closing of the Arrangement, the former holders of OncoGenex capital stock are also entitled to receive up to an aggregate of 25,000,000 additional shares of Sonus common stock (the “ Milestone Shares ”) upon the achievement of certain agreed-upon milestones, as more particularly set forth in escrow agreements to be executed prior to the closing.  The 25,000,000 Milestone Shares will be placed into escrow at the closing of the Arrangement.  If the Milestone Shares are not earned within six (6) years after the closing of the Arrangement, they will be returned to Sonus for cancellation.  On July 14, 2008, OncoGenex announced that it has reached an agreement with the U.S. Food and Drug Administration (FDA) on the design of a Phase 3 registration trial of OGX-011, its lead product candidate targeting hormone refractory prostate cancer, via the Special Protocol Assessment (SPA) process.  This event is one of the agreed-upon milestones, and thus, upon closing of the Arrangement, 25% of the Milestone Shares, or 6,250,000 shares, would be immediately released to former holders of OncoGenex capital stock following Board approval.

Each option to purchase OncoGenex common stock will be assumed by Sonus and will be exercisable by its holder for shares of Sonus common stock, as adjusted for the share exchange ratio.

Upon completion of the Arrangement, OncoGenex securityholders will hold approximately 50% of the outstanding shares of the combined company (or up to 62.6% if certain milestones are reached) and both OncoGenex and Sonus will have equal representation on the Board of Directors of the combined company. Because OncoGenex senior management will comprise the majority of senior management positions of the combined company and because OncoGenex shareholders will hold more than 50% of the combined company upon achievement of certain milestones, it is anticipated that the transaction will be treated as a reverse merger under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with OncoGenex being identified as the acquiring entity. This means that OncoGenex will allocate the purchase price, including the costs of the acquisition, to the fair value of our tangible and intangible assets and liabilities as of the effective date of the Arrangement. The preliminary estimated total purchase price of the proposed transaction is $11.2 million.  The actual purchase price will be based on the Sonus shares and options to purchase Sonus shares outstanding on the closing date of the transaction.  Our assets and liabilities and results of operations will be consolidated into the results of operations of OncoGenex as of and from the effective date of the Arrangement.

The Arrangement Agreement also contemplates that, concurrently with the closing of the Arrangement and subject to the approval of Sonus stockholders, Sonus will (i) effect a reverse stock split of outstanding common stock of Sonus by a whole-number ratio of between 1-for-10 and up to 1-for-20, or by such other ratio as agreed upon by Sonus and OncoGenex pursuant to the terms of the Arrangement Agreement (the “ Reverse Stock Split ”); (ii) adjust the number of authorized shares of Sonus common stock such that, immediately following the Reverse Stock Split, the authorized share capital of Sonus consists of approximately two times the number of shares of Sonus common stock outstanding immediately following the closing of the Arrangement (including the Milestone Shares deposited into escrow) (collectively, the “ Capital Adjustment ”); and (iii) change the name of the corporation from “Sonus Pharmaceuticals, Inc.” to “OncoGenex Pharmaceuticals, Inc.” (the “ Name Change ”).

The Arrangement is subject to a number of closing conditions, including, without limitation, (i) the approval of the Arrangement by the securityholders of OncoGenex, (ii) the approval of the issuance of shares of Sonus common stock in respect of the Arrangement, the Reverse Stock Split, the Capital Adjustment and the Name Change by the stockholders of Sonus, (iii) the receipt of a final order from the Supreme Court of British Columbia approving the Arrangement, (iv) the exemption of the issuance of Sonus common shares and substitute options in respect of the Arrangement from U.S. securities registration requirements under section 3(a)(10) of the Securities Act of 1933, and (v) other customary closing conditions.  The Company has scheduled its meeting of stockholders on August 19, 2008 and anticipates closing the Arrangement in the third quarter of 2008.

Costs associated with this Arrangement include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs.  As of June 30, 2008, we recorded approximately $1.2 million of such costs which were included in general and administrative expenses.

3.              Related Party

The Company has engaged in significant transactions with Bayer Schering Pharma AG, Germany (“Bayer Schering”).  Bayer Schering is a related party due to their ownership interest in the Company (approximately 12.8% fully diluted) and has been appropriately identified as such on the face of the financial statements.  All amounts disclosed on the face of the financial statements with related parties are attributable to Bayer Schering.  Please see Note 4 “Collaboration and License Agreement with Bayer Schering Pharma AG” for additional details.

4.     Collaboration and License Agreement with Bayer Schering Pharma AG

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

The Company will not earn revenue related to the Agreement with Bayer Schering beyond 2007.  The final net billing between the Company and Bayer Schering was completed during the fourth quarter of 2007.  Settlement of the final amount outstanding was received from Bayer Schering in December 2007.  There were no receivables from, or payables to, Bayer Schering outstanding at June 30, 2008 or at December 31, 2007.

5.              Marketable Securities

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	2008
Corporate debt securities	$—	$15,156,465	$—	$15,156,465
Government debt securities	—	2,375,983	—	2,375,983
Asset-backed securities	—	—	—	—
	$—	$17,532,448	$—	$17,532,448

6.              Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
Clinical trials	$223,249	$2,627,765
Severance	76,939	908,496
Compensation	176,391	227,044
Other	627,433	377,968
	$1,104,012	$4,141,273

7.              Restructuring Activities

On March 31, 2008, the Company reduced its workforce by approximately 37%.  This action was taken in order to conserve cash and align the workforce with anticipated staffing needs.  The total severance cost associated with this reduction of workforce of approximately $1.0 million, was recognized as expense of $656,000 and $393,000 in research and development expense and general and administrative expense, respectively in the first quarter of 2008. The following table summarizes the severance expense activity associated with the reduction of workforce:

Accrued severance as of December 31, 2007	$908,496
Cash payments made in the first half of 2008	(1,880,752)
Severance expense recorded in the first quarter of 2008	1,049,195
Accrued severance as of June 30, 2008	$76,939

In the second quarter 2008, we also vacated a portion of our laboratory and office.  Excess facilities charges of approximately $95,000 and $179,000 were recognized in research and development expense and general and administrative expense, respectively.  Pursuant to SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded restructuring charges when we ceased using this space.  The non-cash charge is calculated as the present value of the lease commitments for unused space, net of estimated sublease income.  As of June 30, 2008, we had accrued approximately $173,000 related to these facilities charges, of which approximately $140,000 was included in current portion of long-term obligations and approximately $33,000 in deferred rent and long-term obligation, less current portion.

8.              Refund from Return of Recalled Taxol

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

9.              Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(3,806,904)	$(5,963,167)	$(7,922,097)	$(9,188,519)
Unrealized (loss) on cash equivalents and marketable securities	(12,764)	(12,672)	(9,567)	(21,469)
Comprehensive loss	$(3,819,668)	$(5,975,839)	$(7,931,664)	$(9,209,988)

10.       Stockholders’ Equity

Employee Stock Plans

During the second quarter of 2008, the Company received $7,460 in proceeds from the issuance of 27,630 shares of common stock under employee benefit programs.  For the six months ended June 30, 2008, the Company received $12,772 in proceeds from the issuance of 42,344 shares of common stock under employee benefit programs.

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

The Company has an employee stock purchase plan whereby employees may contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s fair market value at the lower of the beginning or end of each six-month offering period.  At June 30, 2008, a total of 11,921 shares remain available for purchase by employees under the plan.

The Company has a 401(k) plan for all employees under which it provides a specified percentage match on employee contributions. Currently, the Company match is made in shares of the Company’s common stock. The Company recognized compensation expense related to this plan for the three month period ended

June 30, 2008 of $5,312.  At March 31, 2008, there were no shares available for future issuances as matching contributions under the plan; therefore, no matching contributions were made during the quarter ended June 30, 2008.

Stock-Based Compensation

During the three and six month periods ended June 30, 2008 and 2007, respectively, the Company recorded stock-based compensation cost under the provisions of Statement of Accounting Standard 123 (revised 2004), “Share Based Payment,” or “SFAS 123R”.  The following table summarizes the income statement classification of stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense:
General & administrative	$(144,945)	$(480,688)	$(311,503)	$(766,849)
Research & development	(81,172)	(333,653)	(219,221)	(542,641)
Total stock-based compensation expense	$(226,117)	$(814,341)	$(530,724)	$(1,309,490)

The Company changed its estimated forfeiture rate based on personnel reductions in the first quarter of 2008.  The impact in stock compensation expense as a result of the change in estimated forfeiture rate was not significant.  The fair value of each stock option used in the calculations under SFAS 123R is estimated using the Black-Scholes-Merton option pricing model.  The assumptions used in this model include (1) the stock price at grant date, (2) the exercise price, (3) an estimated option life of four years as of June 30, 2008 and 2007, (4) no expected dividends for each period presented, (5) stock price volatility factor of 106.99% and 56.7% as of June 30, 2008 and 2007, respectively, and (6) a risk-free interest rate of 3.16% and 4.58% as of June 30, 2008 and 2007, respectively.

Stock Option Activity

The following is a summary of option activity for the first half of 2008:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price

December 31, 2007	5,271,101	4,278,960	$4.82
Grants	(1,415,000)	1,415,000	$0.37
Exercises	—	—	—
Cancellations and expirations	958,612	(961,612)	$4.53
March 31, 2008	4,814,713	4,732,348	$3.55

Grants	—	—	—
Exercises	—	—	—
Cancellations and expirations	413,831	(458,081)	$5.49
June 30, 2008	5,228,544	4,274,267	$3.34

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•            our anticipated closing of the transaction with OncoGenex Technologies, Inc. and the synergies and benefits arising from such transaction;

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

The discussion and analysis set forth in this document contains trend analysis, discussions of regulatory status and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statement as a result of the following factors, among others:

•            our ability to complete the transaction with OncoGenex Technologies, Inc., successfully execute our integration strategies and achieve planned synergies;

•            uncertainties regarding the combined company’s future operating results, and the risk that the combined company’s products will not obtain the requisite regulatory approvals to commercialize its products or that the future sales of the company’s products may be less than expected;

•            future capital requirements and uncertainty of obtaining additional funding through corporate partnerships, debt or equity financings;

•            the risk that we may not maintain continued listing of our common stock on the NASDAQ Global Market or NASDAQ Capital Market;

•            results of research and preclinical studies may not be indicative of results in humans;

•            our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;

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

•            our ability to obtain and defend patents, protect trade secrets and avoid infringing patents held by third parties;

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

•            uncertainty relating to the timing and results of clinical trials; and

•            other factors set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008, Quarterly Report on Form 10-Q filed on May 9, 2008 for the first quarter ending March 31, 2008 and in this Quarterly Report on Form 10-Q.

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

Business Overview

Sonus Pharmaceuticals is developing novel small molecule drugs for the treatment of patients with cancer.  Our objective is to identify opportunities where there is the possibility for major improvements in patient treatments and where we believe we can mitigate development risk.  We currently have one drug in clinical development. Our plan is to continue to develop our internal pipeline of clinical compound opportunities and to evaluate possible strategic alternatives, including in-licensing and completion of the transaction with OncoGenex Technologies, Inc., as a means of achieving our business strategies and enhancing stockholder value.

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

Arrangement Agreement

On May 27, 2008, we entered into an Arrangement Agreement with OncoGenex Technologies Inc., a privately held corporation existing under the federal laws of Canada (“OncoGenex”), providing for a business combination between OncoGenex and Sonus.  Under the terms of the Arrangement Agreement, we will acquire all of the outstanding shares of capital stock of OncoGenex pursuant to a Plan of Arrangement (the “ Arrangement ”) under Section 192 of the Canada Business Corporations Act.  Assuming the Arrangement is completed, it would have the effect of making OncoGenex a wholly owned subsidiary of Sonus.

Upon consummation of the Arrangement, we will issue to the securityholders of OncoGenex a number of shares of Sonus common stock equal to the number of our common shares outstanding immediately prior to the closing, such that immediately after the closing of the Arrangement, our stockholders and OncoGenex securityholders will each own 50%, respectively, of the outstanding shares of our common stock.  As of June 30, 2008, 37,089,679 shares of our common stock were outstanding.  Assuming no additional shares of our common stock are issued prior to the closing, 37,089,679 shares of our common stock will be issued to OncoGenex securityholders upon the closing of the Arrangement.

In addition to the shares of our common stock issued upon the closing of the Arrangement, the former holders of OncoGenex capital stock are also entitled to receive up to an aggregate of 25,000,000 additional shares of our common stock (the “ Milestone Shares ”) upon the achievement of certain agreed-upon milestones, as more particularly set forth in escrow agreements to be executed prior to the closing.  The 25,000,000 Milestone Shares will be placed into escrow at the closing of the Arrangement.  If the Milestone Shares are not earned within six (6) years after the closing of the Arrangement, they will be returned to us for cancellation.  On July 14, 2008, OncoGenex announced that it has reached an agreement with the U.S. Food and Drug Administration (FDA) on the design of a Phase 3 registration trial of OGX-011, its lead product candidate targeting hormone refractory prostate cancer, via the Special Protocol Assessment (SPA) process.  This event is one of the agreed-upon milestones, and thus, upon closing of the Arrangement, 25% of the Milestone Shares, or 6,250,000 shares, would be immediately released to former holders of OncoGenex capital stock.  Upon completion of the Arrangement, OncoGenex securityholders will hold more than 50% of the outstanding shares of the combined company (or up to 62.6% if certain milestones are reached) and both OncoGenex and Sonus will have equal representation on the Board of Directors of the combined company.

Each option to purchase OncoGenex common stock will be assumed by Sonus and will be exercisable by its holder for shares of our common stock, as adjusted for the share exchange ratio.

The Arrangement Agreement also contemplates that, concurrently with the closing of the Arrangement and subject to the approval of our stockholders, we will (i) effect a reverse stock split of our outstanding common stock by a whole-number ratio of between 1-for-10 and up to 1-for-20, or by such other ratio as agreed upon by Sonus and OncoGenex pursuant to the terms of the Arrangement Agreement (the “ Reverse Stock Split ”); (ii) adjust the number of authorized shares of our common stock such that, immediately following the Reverse Stock Split, our authorized shares of common stockwill consist of approximately two times the number of shares of our common stock outstanding immediately following the closing of the Arrangement (including the Milestone Shares deposited into escrow) (collectively, the “ Capital Adjustment ”); and (iii) change the name of the corporation from “Sonus Pharmaceuticals, Inc.” to “OncoGenex Pharmaceuticals, Inc.” (the “ Name Change ”).

The Arrangement is subject to a number of closing conditions, including, without limitation, (i) the approval of the Arrangement by the securityholders of OncoGenex, (ii) the approval of the issuance of shares of our common stock in respect of the Arrangement, the Reverse Stock Split, the Capital Adjustment and the Name Change by our stockholders, (iii) the receipt of a final order from the Supreme Court of British Columbia approving the Arrangement, (iv) the exemption of the issuance of our shares of common stock and substitute options in respect of the Arrangement from U.S. securities registration requirements under section 3(a)(10) of the Securities Act of 1933, and (v) other customary closing conditions.

Collaboration and License Agreement with Bayer Schering Pharma AG

In October 2005, we entered into a Collaboration and License Agreement with Bayer Schering, a German corporation, pursuant to which, among other things, we granted Bayer Schering an exclusive, worldwide license to TOCOSOL Paclitaxel, its anti-cancer product candidate (the “Product”).  With respect to the Product, Bayer Schering paid us an upfront license fee of $20 million and paid us for research and development services performed equal to 50% of eligible product research and development costs.  In connection with the Collaboration and Licensing Agreement, we and an affiliate of Bayer Schering entered into a Securities Purchase Agreement whereby we sold 3,900,000 shares of common stock for an aggregate of $15.7 million and warrants to purchase 975,000 shares of common stock for an aggregate purchase price of $122,000.

In October 2007, we received notification from Bayer Schering of its decision to terminate the Collaboration and License Agreement in accordance with its terms because the Phase 3 pivotal trial did not meet its primary endpoint.  The termination was effective on November 2, 2007. In accordance with the terms of the Agreement, all rights to TOCOSOL Paclitaxel have reverted back to us.  Wehave discontinued development of TOCOSOL Paclitaxel due to results of the Phase 3 study. These closure activities were substantially complete by December 31, 2007, although limited closure activities continue in the first and second quarters of 2008.

We will not earn revenue and do not expect to incur expenses related to the Agreement with Bayer Schering beyond 2007.  The final net billing between Sonus and Bayer Schering was completed during the fourth quarter of 2007.  Settlement of the final amount outstanding was received from Bayer Schering in December 2007.  There were no receivables from, or payables to, Bayer Schering outstanding at June 30, 2008 or at December 31, 2007.

Restructuring Activities

On March 31, 2008, we reduced our workforce by approximately 37% in order to conserve cash and align the workforce with anticipated staffing needs.  The total cost associated with this reduction of workforce of approximately $1.0 million, which consisted of severance costs and medical insurance was recognized as expense in the first quarter 2008.

In the second quarter of 2008, we also vacated a portion of our laboratory and office facilities and recorded excess facilities charges.  An excess facilities charge of approximately $274,000 was recognized in the second quarter of 2008.  We recorded restructuring charges when we ceased using this space.  The non-cash charge is calculated as the present value of total lease commitments, net of estimated sublease income.  As of June 30, 2008, we had approximately $173,000 accrued related to excess facilities charges.

Results of Operations

As of June 30, 2008, our accumulated deficit was approximately $132.7 million. We expect to incur substantial additional operating losses over the next several years.  Such losses have been and will continue to principally be the result of various costs associated with our research and development programs.  Substantially all of our working capital in recent years has resulted from equity financings and payments received under corporate partnership agreements.  Our ability to achieve a consistent, profitable level of operations depends in large part on obtaining regulatory approval for future product candidates in addition to successfully manufacturing and marketing those products if they are approved.  Even if we are successful in the aforementioned activities our operations may not be profitable.

We recognized no revenue for the three months ended June 30, 2008 as compared with $3.2 million for the same period in 2007.  We had no revenue for the six months ended June 30, 2008 compared with $8.3 million for the same period in 2007.   Revenue in the both periods was fully attributable to the agreement with Bayer Schering.  This agreement was terminated in the fourth quarter of 2007.  We recognized $1.4 million and $2.8 million in amortization of an upfront license fee received from Bayer Schering for the three and six month periods ended June 30, 2007, respectively and an additional $1.9 million and $5.5 million in research and development reimbursements for the three and six month period ended June 30, 2007.

Our research and development (“R&D”) expenses were $1.5 million for the three months ended June 30, 2008 compared with $7.7 million for the same period in 2007.  Our R&D expenses were $3.8 million for the six months ended June 30, 2008 compared with $14.6 million for the same period in 2007.  The decrease was primarily the result of lower spending on clinical trials and drug supply and manufacturing costs due to the termination of the Phase 3 trial for TOCOSOL Paclitaxel in the fourth quarter of 2007 and the discontinuation of discovery efforts in the first quarter 2008.  Research and development expenses in the first half of 2008 are also lower as a result of recognition of a refund of approximately $850,000 for recalled material which had been returned to suppliers.  This refund was recorded as a reduction of research and development expense in the first quarter of 2008.  Although research and development personnel costs were reduced in the six months ended June 30, 2008 as compared to the same period in 2007 due to a reduction in workforce effective in November 2007, this reduction was offset by the recognition of approximately $656,000 of severance expenses recorded in connection with an additional reduction in workforce effective March 31, 2008. We expect R&D expenses in 2008 to be significantly lower than levels experienced in 2007, absent any strategic transaction which could affect R&D expenses.

Our general and administrative (“G&A”) expenses were $2.5 million for the three months ended June 30, 2008 compared with $2.1 million for the same period in 2007.  Our G&A expenses were $4.6 million for the six months ended June 30, 2008 compared with $4.1 million for the same period in 2007.  The increase for both periods was primarily the result of higher spending associated with personnel related costs of approximately $393,000 for severance benefits due to a reduction of workforce effective March 31, 2008 and increased legal and professional services fees related to the evaluation of potential strategic alternatives and activities associated with the pending arrangment with OncoGenex.  We expect G&A expenses for the remainder of 2008 to be higher than levels experienced in 2007, due to the continued cost of activities associated with the pending arrangment with OncoGenex.

Our total operating expenses in 2008 are expected to decrease from 2007 levels due to the termination of research and development activities for TOCOSOL Paclitaxel and the two reductions of workforce which occurred in November 2007 and March 2008. We estimate that R&D spending will comprise more than 42% of the anticipated spending in 2008. A significant portion of the R&D spending will be devoted to development activities for SN2310. These estimated expenses are subject to change depending on many factors, including, without limitation, the affect of the proposed Arrangement with OncoGenex.

Our other income, net, was $188,000 for the three months ended June 30, 2008 compared with $590,000 for the same period in 2007.  The decrease was due primarily to lower levels of invested cash in 2008 compared to the same periods in 2007.

The Company had no income tax expense for the three periods ended March 31, 2008 or 2007 as it had incurred pretax losses.

Liquidity and Capital Resources

We have historically financed operations with proceeds from equity financings and payments under collaboration agreements with third parties.  At June 30, 2008, we had cash, cash equivalents and marketable securities totaling $23.3 million compared to $34.2 million at December 31, 2007.  The decrease was primarily due to the net loss for the six month period ended June 30, 2008 of $7.9 million, in addition to timing of items accrued in 2007 and paid in 2008.

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $10.8 million and $14.0 million, respectively.  We recognized no revenue for the six months ended June 30, 2008 as compared with $8.3 million for the same period in 2007.  All revenue recognized in the six month period ending June 30, 2007 was fully attributable to the agreement with Bayer Schering.  This agreement was terminated in the fourth quarter of 2007 and no additional revenue from this agreement is expected to be received.  Expenditures in all periods were a result of R&D expenses, including clinical trial costs, and G&A expenses in support of our operations.  Product development activities were primarily related to SN2310 and pipeline development activities in the first half of 2008, whereas product development activities in the first half of 2007 consisted primarily of expenditures related to TOCOSOL Paclitaxel and to a lesser extent other potential product candidates.  The decrease in net cash used in operating activities for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the reduction of expenditures for TOCOSOL Paclitaxel.

Net cash provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 was $10.0 million and ($19.3) million, respectively. The net cash provided by and used in investing activities was primarily due to transactions involving marketable securities in the normal course of business.  The related maturities and sales of those investments provide us with working capital on an as-needed basis.  We initiate shifts between cash equivalent securities and marketable securities based on our cash needs and the prevailing interest rate environment.  The cash provided by investing activities for the six months ended June 30, 2008 primarily related to proceeds from sales of marketable securities.  The cash used in investing activities for the same period in 2007 primarily reflected purchases of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was approximately $13,000 and $159,000, respectively.  The net cash provided by financing activities during both of these periods was primarily due to the issuance of common stock under employee benefit plans.

We expect that our cash requirements will decrease in 2008 due to the termination of development of TOCOSOL Paclitaxel and related staff reductions.  Under our current forecasted cash needs, which assume continued development of SN2310, we believe that existing cash, cash equivalents and marketable securities will be sufficient to fund expected operations through 2009.  This forecast does not reflect any additional cash needs if the OncoGenex transaction is completed.  We will need additional capital to support the continued development SN2310, other product candidates and to fund continuing operations after 2009.  Our future capital requirements depend on many factors including:

•                  our ability to obtain equity or debt financings;

•                  completion of the planned Arrangement with OncoGenex;

•                  timing and costs of preclinical development, clinical trials and regulatory approvals;

•                  timing and cost of product development and in-licensing activities;

•                  entering into new collaborative or product license agreements for products in our pipeline; and

•                  costs related to obtaining, defending and enforcing patents.

We have contractual obligations in the form of operating leases which expire between 2010 and 2017. We signed our current facility lease in November 2006.  The facility lease has a term of 10 years with a provision for two additional five year renewals.  The term commencement date for the new lease was January 1, 2008. The following table summarizes our contractual obligations under these agreements as of June 30, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$20,691,256	$1,957,332	$4,014,016	$6,447,534	$8,272,374

Material Changes in Financial Condition

	June 30, 2008	December 31, 2007

Total assets	$33,433,589	$45,249,269
Total liabilities	$8,917,339	$13,344,852
Shareholders’ equity	$24,516,250	$31,904,417

The decline in assets from December 31, 2007 primarily relates to declines in cash, cash equivalents and marketable securities used to fund operations.  The decline in liabilities from December 31, 2007 relates primarily to generally lower accrued liabilities on reduced clinical trial expense.  The decline in shareholders equity is primarily due to the net loss for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

The market risk inherent in our marketable securities portfolio represents the potential loss arising from adverse changes in interest rates. If market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2008, the decline in the fair value of the investment portfolio would not be material. Given the short-term nature of our investment portfolio, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign currency exchange risk:

We are exposed to risks associated with foreign currency transactions on certain contracts denominated in foreign currencies (primarily Euro and Pound Sterling denominated contracts) and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Euro/Pound Sterling might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.  The impact of foreign currency fluctuations related to realized gains and losses during the six month periods ended June 30, 2008 and 2007, respectively, was not material.

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

Changes in internal control over financial reporting

We have not made any changes to our internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Arrangement with OncoGenex

The Arrangement will result in substantial dilution to the ownership interests of our current stockholders.

Upon consummation of the Arrangement, we will issue to the securityholders of OncoGenex a number of shares of our common stock equal to the number of our outstanding shares immediately prior to the closing, such that immediately after the closing of the Arrangement, our stockholders and OncoGenex securityholders will each own 50%, respectively, of the outstanding shares of our common stock.  As of June 30, 2008, 37,089,679 shares of our common stock were outstanding.  Assuming no additional shares of our common stock are issued prior to the closing, 37,089,679 shares of our common stock will be issued to OncoGenex securityholders upon the closing of the Arrangement.  In addition, the former holders of OncoGenex capital stock are also entitled to receive up to an aggregate of 25,000,000 additional shares of our common stock (the “ Milestone Shares ”) upon the achievement of certain agreed-upon milestones.  On July 14, 2008, OncoGenex announced that it had achieved one of the agreed-upon milestones, and thus, upon closing of the Arrangement, subject to approval of the combined Board of Directors following the Arrangement, 25% of the Milestone Shares, or 6,250,000 shares, will be immediately released to former holders of OncoGenex capital stock.  Upon completion of the Arrangement, if the Milestone Shares are earned, OncoGenex securityholders will hold up to 62.6% of the combined company.  As a result, our stockholders will not be able to control the management or affairs of the combined company, including the election of directors and approval of significant corporate transactions.

If we are not successful in integrating our organizations, we may not be able to operate efficiently after the Arrangement.

Achieving the benefits of the Arrangement will depend in part on the successful integration of Sonus’ and OncoGenex’s operations and personnel in a timely and efficient manner.  The integration process requires coordination of different development, regulatory, clinical research and executive teams, and involves the integration of systems, applications, policies, procedures, business processes and operations.  If we do not successfully integrate our operations and personnel, we may not realize the expected benefits of the Arrangement.

Integration efforts may divert management’s attention away from our operations.

Successful integration of Sonus’ and OncoGenex’s operations, product candidates and personnel may place a significant burden on our management and our internal resources.  The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise harm our business, financial condition and operating results.

We may incur significant costs integrating the companies into a single business.

We may incur significant costs integrating Sonus’ and OncoGenex’s operations, products candidates and personnel.  These costs may include costs for:

•      employee redeployment, relocation or severance;

•      conversion of information systems;

•      combining development, regulatory, clinical research and executive teams and processes;

•      reorganization of facilities; and

•      relocation or disposition of excess equipment.

If we fail to retain key employees, the benefits of the Arrangement could be diminished.

The successful combination of Sonus and OncoGenex will depend in part on the retention of key personnel.  There can be no assurance that Sonus will be able to retain its or OncoGenex’s key management and scientific personnel.  If we fail to retain such key employees, we may not realize the anticipated benefits of the Arragement.

Failure to complete the Arrangement could cause our stock price to decline and could harm our business and operating results.

The Arrangement Agreement contains conditions to consummate the Arrangement and either party may terminate the Arrangement Agreement under certain circumstances.  If the Arrangement is not completed for any reason, we may be subject to a number of risks, including the following:

•      the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Arrangement will be completed;

•      many costs related to the Arrangement, such as legal, accounting, and financial printing fees must be paid regardless of whether the Arrangement is completed; and

•      there may be substantial disruption to our business and distraction of our workforce and management team.

We will need additional capital in the future to support the continued development of our product candidates and to fund continuing operations.

Although our cash requirements have decreased due to the discontinuation of development of TOCOSOL Paclitaxel and reductions in workforce, we will need additional capital to support the continued development of SN2310and to fund continuing operations after 2009. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund current operations through 2009.  This forecast does not reflect any additional cash needs if the OncoGenex transaction is completed.  The Arrangment with OncoGenex will add several additional product candidates to our pipeline, which will require additional capital to continue preclinical and clinical trials and regulatory approvals.  Our future capital requirements depend on many factors including:

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

Our common stock is currently listed on The NASDAQ Global Market under the symbol “SNUS.”  For continued inclusion on The NASDAQ Global Market, we must maintain, among other requirements, stockholders’ equity of at least $10.0 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $5.0 million; or market capitalization of at least $50 million, a minimum bid price of $1.00 per share and a market value of our public float of at least $15.0 million.  On November 5, 2007, we received notice from NASDAQ that we did not comply with NASDAQ’s continued listing standards because the closing bid price of our common stock had been below the required minimum bid price of $1.00 for 30 consecutive business days.  On May 6, 2008, we received a staff determination letter indicating that we have failed to regain compliance with the minimum bid price requirement prior to expiration of the grace period to regain compliance, as permitted by NASDAQ.  On June 12, 2008, we attended a hearing with a NASDAQ Listing Qualifications Panel.  On July 17, 2008, we received a notice from the NASDAQ Listing Qualifications Panel indicating that the NASDAQ Panel has determined to grant Sonus’ request to continue the listing of its securities on The NASDAQ Global Market.  The Company’s continued listing on NASDAQ is subject to its compliance with certain conditions by August 29, 2008, including the implementation of a reverse stock split, the completion of its planned arrangement with OncoGenex, and approval from NASDAQ of the combined entity’s application for initial listing on The NASDAQ Capital Market upon completion of the arrangement.  The closing price of our common stock, as reported on the NASDAQ Global Market as of July 31, 2008 was $0.26 per share.

We have a history of operating losses which we expect will continue and we may never become profitable.

We have experienced significant accumulated losses since our inception, and expect to incur net losses for the foreseeable future. These losses have resulted primarily from expenses associated with our research and development activities, including nonclinical and clinical trials, and general and administrative expenses. As of June 30, 2008, our accumulated deficit totaled $132.7 million.  We anticipate that our operating losses will continue as we further invest in research and development for our products. Our results of operations have varied and will continue to vary significantly and depend on, among other factors:

•      our ability to obtain debt or equity financings;

•      completion of planned Arrangement with OncoGenex;.

•      timing and costs of preclinical development, clinical trials and regulatory approvals;

•      drug discovery and research and development;

•      entering into new collaborative or product license agreements for products in our pipeline; and

•      costs related to obtaining, defending and enforcing patents.

Item 6.  Exhibits

Exhibit No. 2: Plan of Acquisition
2.1*

Arrangement Agreement dated May 27, 2008, by and between Sonus Pharmaceuticals, Inc., and OncoGenex Technologies Inc. (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).

Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1

Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008, by and between Sonus Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).

Exhibit No. 10: Material Contracts

10.1	Form of OncoGenex Voting Agreement (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).
10.1.1	Schedule of Parties to OncoGenex Voting Agreement (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).
10.2	Form of Sonus Voting Agreement (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).
10.2.1	Schedule of Parties to Sonus Voting Agreement (incorporated by reference to the Company’s Current Report on FORM 8-K filed May 30, 2008).

Certifications
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).
32.2	Certification of Chief Financial Office pursuant to Rule 13a-14(b) or 15d-14(b).

* Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS PHARMACEUTICALS, INC.

Date:	August 5, 2008	By:	/s/ Alan Fuhrman
Alan Fuhrman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)