Form 10-Q
period 2008-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2008-11-10
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ____________.

Commission file number 000-21243

OncoGenex Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1522 217th Place SE, Suite 100, Bothell, Washington 98021

(Address of Principal Executive Offices)

(425) 686-1500

(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common Stock, $0.001 par value	5,513,643

OncoGenex Pharmaceuticals, Inc.

Index to Form 10-Q

Page Number

Part I.   Financial Information

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and September 30, 2007, and the period from May 26, 2000 (inception) to September 30, 2008	2
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and September 30, 2007, and the period from May 26, 2000 (inception) to September 30, 2008	3
Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II.   Other Information

Item 1A. Risk Factors	30
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits	44
Signatures	47

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2008	December 31, 2007

	$ (unaudited)	$ Note 1

ASSETS
Current
Cash and cash equivalents	6,048	4,626
Short-term investments [note 4]	11,130	505
Amounts receivable	160	77
Investment tax credit recoverable	1,215	1,736
Prepaid expenses	583	295
Other current assets	546	—

Total current assets	19,682	7,239

Property and equipment, net	58	99
Other assets	508	12

Total assets	20,248	7,350

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities [note 12]	2,700	1,048
Convertible debentures [note 5]	—	4,665
Current portion of long-term obligations	905	—

Total current liabilities	3,605	5,713

Taxes payable	—	2,487
Long-term obligation, less current portion	1,163	—

Total liabilities	4,768	8,200

Commitments and contingencies [note 10]
Class A redeemable convertible preferred shares:
no par value; unlimited number authorized; nil shares issued and outstanding at September 30, 2008 and 848,805 at December 31, 2007
(aggregate retraction amount of nil at September 30, 2008, and $5,720
at December 31, 2007) [note 6]	—	4,329
Class B redeemable convertible preferred shares:
no par value; unlimited number authorized; nil shares issued and outstanding at September 30, 2008, and 8,945,448 at December 31, 2007
(aggregate retraction amount of nil at September 30, 2008, and
$33,432 at December 31, 2007) [note 6]	—	33,044
Shareholders’ equity (deficiency):
Common shares:
no par value; unlimited number authorized; 118,801 shares issued and
outstanding at December 31, 2007 [note 7]	—	399
Common Shares:
$0.001 par value 11,019,930 shares authorized and 5,513,643 issued and
outstanding at September 30, 2008	6	—
Additional paid-in capital	55,920	567
Deficit accumulated during the development stage	(43,054)	(41,832)
Accumulated other comprehensive income	2,608	2,643

Total shareholders’ equity (deficiency)	15,480	(38,223)

Total liabilities and shareholders’ equity (deficiency)	20,248	7,350

Subsequent events [note 14]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share and share amounts)

	Three months Ended September 30,		Nine months Ended September 30,		Period from May 26, 2000 (inception) to September 30,

	2008	2007	2008	2007	2008

	$	$	$	$	$
EXPENSES
Research and development	1,639	1,094	3,621	3,075	24,410

General and administrative	1,024	609	2,243	2,709	12,372

Total expenses	2,663	1,703	5,864	5,784	36,782

OTHER INCOME (EXPENSE)
Interest income	51	33	142	138	1,343
Other	246	(60)	(54)	(94)	(848)

Total other income (expense)	297	(27)	88	44	495

Loss for the period before taxes	(2,366)	(1,730)	(5,776)	(5,740)	(36,287)
Income tax expense (recovery) [note 9]	(2,515)	200	(2,100)	573	66

Operating income (loss) before extraordinary gain	149	(1,930)	(3,676)	(6,313)	(36,353)
Extraordinary gain [note 2]	4,428	—	4,428	—	4,428

Net income (loss)	4,577	(1,930)	752	(6,313)	(31,925)
Redeemable convertible preferred share accretion	417	735	1,973	2,156	11,129

(Loss) income attributable to common shareholders	4,160	(2,665)	(1,221)	(8,469)	(43,054)

Basic and diluted income(loss) per common share
[note 7[d]]	$2.02	$(22.43)	$(1.59)	$(71.29)

Weighted average number of common shares [notes 7[d]]	2,056,876	118,801	769,843	118,801

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,		Period from May 26, 2000 (inception) to

	2008	2007	September 30, 2008

	$	$	$
OPERATING ACTIVITIES
Income (loss) for the period	752	(6,313)	(31,925)
Add items not involving cash
Extraordinary gain	(4,428)	—	(4,428)
Depreciation and amortization	49	65	386
Stock-based collaboration expense	—	—	1,758
Stock-based compensation [note 7[c]]	144	174	704
Accrued interest on convertible debenture [note 5]	319	22	512
Changes in non-cash working capital items
Amounts receivable	197	97	119
Investment tax credit recoverable	521	(750)	(1,215)
Prepaid expenses	75	(68)	(220)
Other assets	(734)	(1)	(746)
Accounts payable and accrued liabilities	(1,797)	186	(749)
Lease obligation	(17)	—	(17)
Taxes payable on preferred shares	(2,487)	796	—

Cash used in operating activities	(7,406)	(5,792)	(35,821)

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	(3)	—	(3)
Proceeds from issuance of common stock under employee benefit plans	6	—	6
Issuance of preferred shares, net of share issue costs	—	—	26,719
Issuance of common shares, net of share issue costs	—	—	146
Issuance of convertible debentures net of issue costs	—	4,442	4,442

Cash provided by financing activities	3	4,442	31,310

INVESTING ACTIVITIES
Purchase of investments	(4,343)	(6,146)	(88,520)
Proceeds from sale of investments	8,473	8,351	94,781
Purchase of property and equipment	(4)	(12)	(392)
Cash received on investment in Sonus	5,464	—	5,464
Transaction fees on reverse takeover of Sonus	(807)	—	(807)

Cash provided by investing activities	8,783	2,193	10,526

Effect of exchange rate changes on cash	42	(325)	33
Increase in cash and cash equivalents during the period	1,422	518	6,048
Cash and cash equivalents, beginning of the period	4,626	1,853	—

Cash and cash equivalents, end of the period	6,048	2,371	6,048

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

OncoGenex Pharmaceuticals, Inc. (the “Company” or “OncoGenex”) is a development stage enterprise committed to the development and commercialization of new cancer therapies. The Company was incorporated in the state of Delaware and, together with its subsidiaries, has a facility in Bothell, Washington for administrative, clinical and regulatory operations and an office in Vancouver, BC for administrative, pre-clinical and manufacturing-related operations.

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed an arrangement with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus changed its name to OncoGenex Pharmaceuticals, Inc. and was listed on the Nasdaq Capital Market under the ticker symbol OGXI. These consolidated financial statements account for the arrangement between Sonus and OncoGenex Technologies as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying Balance Sheet at December 31, 2007 has been derived from the audited financial statements of OncoGenex Technologies included in the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on July 3, 2008. The financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements of OncoGenex Technologies for the year ended December 31, 2007 and the related notes thereto included in the Company’s Proxy Statement as noted above.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OncoGenex Technologies and OncoGenex, Inc. Inter-company accounts and transactions have been eliminated.

2.	REVERSE TAKEOVER

The consolidated financial statements account for the transaction between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full three and nine month periods ended September 30, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the transaction on August 21, 2008. The consolidated results of operations for the three and nine month periods ended September 30, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.

On August 12, 2008, OncoGenex Technologies’ stockholders approved the transaction described above and on August 19, 2008, Sonus stockholders approved both the transaction and a one-for-eighteen reverse stock split of its common stock. The reverse stock split occurred immediately prior to the completion of the Arrangement Agreement. Resulting fractional shares were eliminated. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.

Under the purchase method of accounting, Sonus’ outstanding shares of common stock were valued using the average closing price on Nasdaq of $5.04 for the two days prior through to the two days subsequent to the announcement of the transaction on May 27, 2008. There were 2,059,898 shares of common stock outstanding, as adjusted for the reverse stock split, on August 20, 2008, immediately prior to closing. The fair value of the Sonus outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 57.67% to 89.48%, risk-free interest rate of 1.73% to 3.89%, and expected lives ranging from 0.05 to 4.79 years. The fair value of the Sonus outstanding warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 58.71%, risk-free interest rate 3.89%, and expected lives ranging from 0.99 to 1.08 years.

The preliminary purchase price is summarized as follows (in thousands):

Sonus common stock	10,385
Fair value of options and warrants assumed	71
Transaction costs of OncoGenex	807
Total purchase price	11,263

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the Sonus net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the transaction. The preliminary purchase price allocation is as follows:

Cash	5,464
Marketable securities	14,808
Accounts receivable	6
Interest receivable	273
Other current assets	175
Furniture and equipment	1,186
Other long term assets	497
Intangible assets	280
Accounts payable	(35)
Accrued expenses excluding severance payable	(652)
Severance payable to employees as part of restructuring	(1,322)
Severance payable to senior executives	(1,440)
Excess facility loss	(2,083)
Negative goodwill	(5,894)

Total purchase price	11,263

In accordance with Statements of Financial Accounting Standards (“SFAS”) SFAS 141, “Business Combinations” any excess of fair value of acquired net assets over purchase price (negative goodwill) has been recognized as an extraordinary gain in the period the transaction was completed. The excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current acquired assets. Prior to allocation of the excess negative goodwill OncoGenex has reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as an extraordinary gain. Any subsequent adjustments to the extraordinary gain resulting from the changes to the purchase price allocation shall be recognized as an extraordinary item. The allocation of the purchase price of the net assets acquired is preliminary and may vary based upon finalization of additional valuation procedures.

The preliminary pro rata reduction of non-current and intangible assets acquired is as follows (in thousands):

Negative goodwill	(5,894)
Furniture and equipment	1,186
Intangible assets	280
Excess negative goodwill	(4,428)

Pro Forma Results of Operations

The results of operations of Sonus are included in OncoGenex’ consolidated financial statements from the date of the completion of the transaction on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2007

(in thousands, except shares and loss per share)	$	$	$	$
Revenue	—	—	4,079	12,401
Net loss applicable to common shareholders	(9,716)	(21,241)	(7,723)	(21,262)
Net loss per share-basic and diluted	(4.72)	(27.59)	(65.01)	(178.97)
Weighted average shares	2,056,876	769,843	118,801	118,801

3.	ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars unless otherwise noted.

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents, which the Company considers as available for sale and are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency).

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. The Company considers its short-term investments as available-for-sale and they are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency). Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Property and Equipment

Property and equipment assets are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the following periods:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Over the term of the lease

Reporting Currency and Foreign Currency Translation

Effective August 21, 2008, the Company changed its functional currency from the Canadian dollar to the U.S. dollar. With the acquisition of Sonus (Note 2), the Company’s primary economic environment has now changed from Canada to the United States. This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed. The Company accounted for the change in functional currency prospectively.

The financial statements of the Company for the year ended December 31, 2007 which is based on the Canadian functional currency, has been translated into the U.S. reporting currency using the current rate method as allowed by SFAS No.52, “Foreign Currency Translation”, (“SFAS 52”) as follows:  assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the carrying values of assets and liabilities and their respective income tax bases and for operating losses and tax credit carry forwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made providing there is reasonable assurance of recoverability. The tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The refundable tax credit reduces the carrying cost of expenditures for research and development expenses to which it relates. The non-refundable tax credit reduces the tax provision.

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with Emerging Issues Task Force (“EITF”) issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” and included within Other Assets.

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. The Company uses an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrolment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (or SFAS 123(R)), “Share-Based Payment”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the vesting period. Accordingly, prior period amounts have not been restated.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments from the application of U.S. dollar reporting and unrealized gains and losses on the Company’s available-for-sale marketable securities. The Company has reported the components of comprehensive loss in the statement of shareholders’ deficiency.

Income (Loss) per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period adjusted to reflect the equivalent OncoGenex Pharmaceuticals shares and equity structure, excluding shares held in escrow, if any. Prior to the completion of the transaction on August 21, 2008 the weighted average number of common shares represents OncoGenex Technologies only. Diluted loss per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and includes the dilutive effect of potentially issuable common shares from outstanding stock options and convertible preferred shares and debentures. Diluted loss per common share is equivalent to basic loss per common share for all periods presented as the outstanding stock options and convertible preferred shares and debentures are anti-dilutive.

Recently Adopted Accounting Policies

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 , which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for markets that are not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the three and nine months ended September 30, 2008 however, this change may have an impact on financial condition and the results of operations in future periods.

Effective January 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS 159 effective January 1, 2008 has not impacted the Company’s financial position and results of operations.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development,” or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Adoption of EITF No. 07-03 effective January 1, 2008 on a prospective basis has not resulted in an adjustment to the Company’s financial statements.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01, “Accounting for Collaborative Arrangements,” or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.

                     Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141R but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet completed its evaluation of the impact of this pronouncement, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company has not yet completed its evaluation of the impact of this pronouncement, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’ ” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

4.	FAIR VALUE MEASUREMENTS

With the adoption of SFAS No. 157, beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and cash equivalents, amounts receivable, and accounts payable the carrying values approximate fair value due to their short-term nature.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 –	Quoted prices in active markets for identical securities;

•	Level 2 –	Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities);

•	Level 3 –	Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3

Corporate debt securities	$—	$8,149,253	$—
Government debt securities	$—	$2,981,091	$—
Asset-backed securities	$—	$—	$—

	$—	$11,130,344	$—

5.	CONVERTIBLE DEBENTURES

On September 19, 2007, OncoGenex Technologies issued $4,500,000 in convertible debentures to certain existing shareholders bearing interest at an average rate of 14.9% per annum and maturing on March 31, 2008. On March 6, 2008 the maturity date was extended to June 30, 2008 and on June 10, 2008 the maturity date was extended to September 30, 2008. The extensions did not have a material impact on the fair value of the debentures. The convertible debentures were collateralized by a general security agreement on all the assets of OncoGenex Technologies.

As at August 20, 2008, the OncoGenex Technologies convertible debenture outstanding balance of principal and accrued interest was $5,011,706. As part of the reverse takeover transaction (Note 2), Sonus agreed to issue shares of common stock in exchange for the common stock, preferred shares and convertible debentures of OncoGenex Technologies. As a result, all convertible debentures of OncoGenex Technologies are now held by OncoGenex Pharmaceuticals, Inc. and have been eliminated on consolidation.

6.	REDEEMABLE CONVERTIBLE PREFERRED SHARES

[a]	Authorized

Unlimited number of Class A preferred voting shares, issuable in series, no par value

Unlimited number of Class B preferred voting shares, issuable in series, no par value

[b]	Issued and Outstanding Shares

From December 2001 through October 2002, the Company issued 848,805 Class A Series 1 and 2 Redeemable Convertible Preferred Shares for net proceeds of $2,488,000. From September 2003 through August 2005, the Company issued 8,945,448 Class B Series 1 and 2 Redeemable Convertible Preferred Shares for net proceeds of $25,729,000, consisting of cash of $24,231,000 and payment of collaboration expenses of $1,498,000.

The Class A preferred shares, Series 1 and Series 2, are retractable at the option of the holder behind the Class B preferred shares with such right becoming effective after August 10, 2010 and on not less than 120 days notice by holders of not less than 50% of the outstanding respective Class A preferred shares, Series 1 or Series 2, and provided that no Class B preferred shares, Series 1 and Series 2, are then outstanding.

The retraction price for the Class A preferred shares, Series 1 and Series 2, and the Class B preferred shares, Series 1 and Series 2 is equal to the issue price for such shares plus a preferred return adjustment (being an amount required to generate an 8% annual cumulative return for the holder of such shares). In the event that holders of Class A and Class B preferred shares are paid the cumulative preferred return adjustment referred to above, the Company would become liable for payment of taxes under Part VI.1 of the Income Tax Act (Canada) which is calculated at 25% of the amount paid in excess of CAD $500,000. Consequently, OncoGenex recordedan income tax expense to reflect the potential tax liability in the event that a preferred return adjustment is required to be paid out.

As at August 20, 2008, the OncoGenex Technologies Class A balance of principal and accretion was $4,634,319 and the Class B balance of principal and accretion was $34,710,910, while tax payable in relation to the potential Part VI.1 tax was $2,628,384. As part of the arrangement (Note 2), Sonus agreed to issue shares of common stock in exchange for all the outstanding securities of OncoGenex Technologies, including common stock, preferred shares and convertible debentures. On September 19, 2008, all preferred shares of OncoGenex Technologies then held by OncoGenex Pharmaceuticals, Inc. were converted into common shares of OncoGenex Technologies and eliminated on consolidation. As there are no longer any preferred shares outstanding of OncoGenex Technologies, there is no longer a risk that the Company will have to pay Part VI.1 tax; therefore, the payable has been eliminated, resulting in a non-cash income tax expense recovery of $2,628,384.

7.	COMMON SHARES

[a]	Authorized

Unlimited number of common voting shares, no par value.

[b]	Issued and Outstanding Shares

As at August 20, 2008, there were 118,801 common shares of OncoGenex Technologies (on a post-conversion basis) and 2,059,898 shares of common stock of Sonus outstanding. As part of the arrangement (Note 2), Sonus agreed to issue 3,449,393 shares of common stock, before accounting for the elimination of resulting fractional shares, in exchange for all the common shares, preferred shares and convertible debentures. As a result, all common shares of OncoGenex Technologies are now held by OncoGenex Pharmaceuticals, Inc. and have been eliminated on consolidation.

Escrow Shares

As part of the transaction (Note 2), 1,388,875 of the shares of common stock issued to the holders of OncoGenex Technologies securities were placed into escrow at the closing of the transaction and are to be released from escrow upon the achievement of certain agreed-upon milestones relating to OncoGenex product candidates OGX-011, OGX-427 and OGX-225 and the future price of our common stock. The milestone shares were issued and placed into escrow at the closing of the transaction. If the milestone shares are not earned within six (6) years after the closing of the arrangement, they will be returned for cancellation.

On July 24, 2008, the Company announced the completion of a Special Protocol Assessment on the patient population, study design, trial endpoints, statistical analyses and size of a registration clinical trial with OGX-011. The achievement of this milestone resulted in the release of 25% (347,237) of the shares held in escrow.

[c]	Stock options

OncoGenex Technologies Inc. Stock Option Plan

In September 2003, the Board of Directors of OncoGenex Technologies approved an amended stock option plan (the “OncoGenex Technologies Plan”), which was an amendment of the stock option plan first established in October 2001. This plan was subsequently approved by shareholders on August 12, 2008. Under this plan, the Company may grant options to purchase common shares in the Company to employees, directors, officers, and consultants of the Company. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the shares at the grant date.

The options vest in accordance with terms as determined by the Board, typically over three years for options issued to employees. The expiry date for each option is set by the Board with a maximum expiry date of seven years and a minimum expiry of five years from the date of grant.

On August 21, 2008, under the arrangement (Note 2), each option to purchase shares of OncoGenex Technologies common stock (“OncoGenex Technologies Option”) was exchanged for an option to purchase shares of OncoGenex Pharmaceuticals, Inc. common stock. Specifically, each OncoGenex Technologies Option was exchanged for an option to purchase the amount of shares of common stock of OncoGenex Pharmaceuticals, Inc. equal to the product of (a) the share exchange ratio of the arrangement (“Share Exchange Ratio”), as adjusted by the one-for-eighteen reverse stock split, (b) multiplied by the number of OncoGenex Technologies shares of common stock subject to each OncoGenex Technologies Option. The exercise price of each OncoGenex Technologies Option was also adjusted to an amount equal to the product of (x) the exercise price per share of each OncoGenex Technologies Option immediately prior to the effective time of the arrangement, (y) divided by the Share Exchange Ratio, as adjusted by the one-for-eighteen reverse stock split, (z) multiplied by the noon buying rate of exchange for one U.S. dollar in Canadian dollars as published by the Federal Reserve Bank of New York on the date immediately prior to the arrangement.

Sonus Option Plans

Prior to the reverse takeover, Sonus had options outstanding under a number of share option plans that had been approved by shareholders, (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (‘‘1991 Plan’’), (b) the 1999 Nonqualified Stock Incentive Plan (‘‘1999 Plan’’), (c) the 2000 Stock Incentive Plan (‘‘2000 Plan’’), and (d) the 2007 Performance Incentive Plan (“2007 Plan”) (collectively referred to as the ‘‘Sonus Plans’’).

As a result of certain change of control provisions in the 1999 Plan and the 2000 Plan, all outstanding options granted under those plans were cancelled immediately prior to the reverse takeover. Similarly, as a result of a change of control provision in the 2007 Plan, vesting of options granted under that plan was accelerated and all outstanding options granted under that plan became fully vested immediately prior to the reverse takeover. No changes were made to the 1991 Plan. All outstanding options issued under the 1991 Plan were fully vested prior to the transaction.

All options to purchase common shares under the Sonus Plans have been adjusted to reflect the one-for-eighteen reverse stock split. Because this modification was designed to equalize the fair value of an award before and after an equity restructuring, no incremental compensation cost is recognized.

Stock Option Summary

As at September 30, 2008 the Company has reserved, pursuant to various plans, 925,124 common shares for issuance of stock options to employees, directors, officers and consultants of the Company of which 524,137 [December 31, 2007 - 90,683] are available for future issuance.

Stock option transactions and the number of share options outstanding, after giving effect to the adjustments made to the OncoGenex Technologies Plan options and Sonus Plans options described above, are summarized below:

	Shares Available for Grant	Number of Optioned Common Shares	Weighted Average Exercise Price

	#	#	$
Balance, December 31, 2007	90,683	324,026	4.63
Additions from Sonus Option Plans	427,906	97,972	27.57
Option exercises	—	(4,352)	1.30
Option cancellations and expirations	5,548	(16,659)	82.33

Balance, September 30, 2008	524,137	400,987	7.04

There were no options granted during the three and nine months ending September 30, 2008.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008 $	2007 $	2008 $	2007 $
Research and development	19,686	22,207	61,382	79,392
General and administrative	15,216	54,615	82,557	95,884

Total share-based compensation	34,902	76,822	143,939	175,276

As at September 30, 2008 and December 31, 2007 the total unrecognized compensation expense related to stock options granted is $48,700 and $195,000 respectively, which is expected to be recognized into expense over a period of approximately three years.

[d]	Loss per Common Share

Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the transaction with Sonus.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Income (loss) attributable to common shareholders as reported	$4,160,000	$(2,665,000)	$(1,221,000)	$(8,469,000)
Denominator

Weighted average number of common shares outstanding	2,056,876	118,801	769,843	118,801

Basic and diluted income (loss) per common share	$2.02	$(22.43)	$(1.59)	$(71.29)

Earnings per share associated with $4,428,000 extraordinary gain	$2.15	$—	$5.75	$—

Basic and diluted income (loss) per common share excluding	$(0.13)	$(22.43)	$(7.34)	$(71.29)
extraordinary gain

8.	SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES

As a requirement for the closing of the transaction, Sonus terminated the employment of two senior executives. Severance payable at the date of the transaction was $1,439,319 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). The severance payable was settled following the completion of the transaction and the amount owing at September 30, 2008 was nil.

On August 21, 2008, immediately following the completion of the transaction (Note 2), the Company reduced workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by February 2009. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,296 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2).

Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The final plan for this space has not yet been determined by management, but will likely involve a sublease arrangement or exit of lease space. The Company has recognized a restructuring charge of $2,039,156 in relation to the estimated fair value of the liability remaining with respect to excess facilities. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

9.	INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company applies FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes “ (“FIN 48”) in accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods as well as disclosure and transition.

For the three and nine month periods ended September 30, 2008 we recorded an income tax expense (recovery) of $(2.5) million and $(2.1) million compared to an income tax expense (recovery) of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2007. The income tax recovery for the three and nine months ended September 30, 2008 is due to the reversal of $2.6 million of Part VI.1 taxes.

Under FIN 48, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2007 is as follows:

$
Balance as of January 1, 2007	398,000
Additions based on tax positions related to the current year	216,000

Balance as of December 31, 2007	614,000
Reductions based on tax positions concluded in the current year	(270,000)

Balance as of September 30, 2008	344,000

As of December 31, 2007, unrecognized benefits of approximately $614,000, if recognized, would affect the Company’s effective tax rate. Subsequent to December 31, 2007, an audit of the eligibility of expenditures claimed for Canadian scientific research and development tax credits for the year ended December 31, 2006 was concluded. As a result, the balance of unrecognized tax benefits for uncertain tax positions decreased by $270,000.

10.	COMMITMENTS AND CONTINGENCIES

Bayer HealthCare LLC

On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC for development of a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.

Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000. The payments will increase by $25,000 each year until the initiation of the first Phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a Phase 3 clinical trial.

Lease Arrangements

The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2009, with an option for the Company to terminate the lease at any point after September 2007, subject to a declining termination fee which is limited to a maximum of $34,000, and with an option to renew through 2014 at the then fair market value.

In addition, the Company has an operating lease agreement for office space in Seattle, Washington, which expires in November 2008, with an option for the Company to renew the lease for an additional three years at the then fair market value.

Future minimum annual lease payments under these are as follows:

$ (in thousands)
2008 (remainder of year)	32
2009	111

Total	143

Rent expense for the three and nine month periods ended September 30, 2008 was $315,000 and $436,000 respectively. Rent expense for the three and nine month periods ended September 30, 2007 was $60,000 and $174,000 respectively.

In November 2006, prior to the transaction (Note 2), Sonus entered into a non-cancelable operating lease agreement for office space in Bothell, Washington, expiring in 2017 and office equipment under two non-cancelable operating leases which expire in 2009 and 2010. The Company is currently in the process of evaluating opportunities to exit portions of the leased space and has recorded a liability in the excess facilities lease charge of $2,039,156 as at September 30, 2008 (Note 8).

If the Company is unable to exit portions of this leased space, the future minimum annual lease payments are as follows:

$ (in thousands)
2008 (remainder of year)	482
2009	1,982
2010	1,997
2011	2,055
2012	2,117
2013	2,180
remainder	9,396

Total	20,209

11.	RELATED PARTY TRANSACTIONS

The Company incurred consulting fees of $74,000 and $98,000 for the period ended September 30, 2008 and 2007 respectively, payable to a former director. No amounts were included in accounts payable and accrued liabilities as at September 30, 2008. All transactions were recorded at their exchange amounts.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2008	December 31, 2007
	$	$
(in thousands)
Trade accounts payable	365	309
Employee related accruals	1,136	87
Accrued research and development expenses	512	365
Other	687	287

	2,700	1,048

13.	COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008 $	2007 $	2008 $	2007 $

(in thousands)
Income (loss) attributable to common shareholders	4,160	(2,665)	(1,221)	(8,469)
Unrealized gain (loss) on cash equivalents and marketable securities	(30)	1	(31)	2
Unrealized gain (loss) on foreign exchange	67	143	(3)	496

Comprehensive income (loss)	(4,197)	(2,521)	(1,255)	(7,971)

14.	SUBSEQUENT EVENTS

On October 7, 2008 the Company concluded a meeting with the U.S. Food and Drug Administration (FDA), at which the FDA agreed that “durable pain palliation is an acceptable and desirable study endpoint” to support product marketing approval for OGX-011 as a treatment for hormone refractory prostate cancer (HRPC). In addition, OncoGenex reported that the FDA provided guidance on the submitted protocol including recommendations on study endpoints, the appropriate patient population, entry criteria and study conduct.

Based on the results of this meeting, the Board of Directors of OncoGenex Pharmaceuticals has approved the release of 25% (347,207) of the shares held in escrow pursuant to agreements related to Sonus Pharmaceuticals’ merger with OncoGenex Technologies described in its Proxy Statement filed with the SEC on July 3, 2008. The escrow agreements provided for the release of 25% of the shares held in escrow following the occurrence of a meeting with the FDA to confirm that pain palliation is an appropriate primary endpoint to support a product marketing approval in prostate cancer. A total of 694,431 milestone shares remain in escrow.

On October 28, 2008, 17,000 stock options to purchase common shares of the Company were granted to each of the five non-management members of the board of directors for a total grant of 85,000. The options vest quarterly over one year. The total estimated fair value of these awards is $129,753 using the following assumptions:

Risk-free interest rates	2.3%
Expected dividend yield	0%
Expected life	4 years
Expected volatility	75%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110,Share-Based Payment. The Company considers the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about the anticipated benefits of the Arrangement completed on August 21, 2008 between Sonus and OncoGenex Technologies, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference in this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	our anticipated future capital requirements and the terms of any capital financing agreements;

•	progress and preliminary and future results of clinical trials;

•	anticipated regulatory filings, requirements and future clinical trials;

•	timing and amount of future contractual payments, product revenue and operating expenses; and

•	market acceptance of our products and the estimated potential size of these markets.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	future capital requirements and uncertainty of obtaining additional funding through corporate partnerships, debt or equity financings;

•	dependence on the development and commercialization of products;

•	the risk that results in humans may not be indicative of results in future studies;

•	the risk that results of research and preclinical studies may not be indicative of results in humans;

•	uncertainty relating to the timing and results of clinical trials;

•	uncertainties regarding the safety and effectiveness of the Company’s products and technologies;

•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

•

uncertainties regarding the Company’s future operating results, and the risk that the Company’s products will not obtain the requisite regulatory approvals to commercialize its products or that the future sales of the Company’s products may be less than expected;

•	acceptance of our products by the medical community;

•	our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;

•	the Company’s dependence on key employees;

•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;

•	general competitive conditions within the drug development and pharmaceutical industry;

•	the potential inability to integrate and realize benefits from the Arrangement;

•

the reliance on third parties who license intellectual property rights to the Company to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;

•	the potential for product liability issues and related litigation;

•	the potential for claims arising from the use of hazardous materials in our business;

•	proper management of our operations will be critical to the success of the Company;

•	the potential inability to successfully protect and enforce our intellectual property rights;

•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;

•	currency fluctuation in the Company’s primary markets;

•	volatility in the value of our common stock;

•	fluctuations in our operating results;

•	history of operating losses and uncertainty of future financial results; and

•	general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law.

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

Arrangement Agreement

On August 21, 2008, Sonus completed its acquisition (the “Arrangement”) of OncoGenex Technologies, a Canadian corporation, as contemplated by the arrangement agreement between Sonus and OncoGenex Technologies dated May 27, 2008. Pursuant to the Arrangement, the Company acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, which became a wholly-owned subsidiary of Sonus, which was renamed OncoGenex Pharmaceuticals, Inc. OncoGenex Technologies securityholders now hold more than 50% of the outstanding shares of common stock of the Company. Effective at the market opening on August 21, 2008, the Company commenced trading on the Nasdaq Capital Market under the symbol “OGXI”. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 21, 2008 and our Definitive Proxy Statement on Schedule 14A filed on July 3, 2008.

In connection with the Arrangement, the Company appointed new executive officers, as follows: Scott Cormack was appointed Chief Executive Officer and President, Stephen Anderson was appointed Chief Financial Officer and Secretary and Cindy Jacobs, Ph.D, M.D., was appointed Executive Vice President and Chief Medical Officer. As a requirement of the Arrangement, Michael Martino, Sonus’ former Chief Executive Officer and President, and Alan Fuhrman, Sonus’ former Senior Vice President and Chief Financial Officer, were terminated. The Company made termination payments to Mr. Martino of approximately $1,163,000 and to Mr. Fuhrman of approximately $277,000, which includes accrued vacation payments and executive life and disability premium reimbursement to both former officers. Mr. Martino continues to serve as a director of the Company.

Pursuant to the terms of the arrangement agreement, the Company has filed an application to list its common shares on the Toronto Stock Exchange (“the TSX”). Listing of common shares on the TSX will be subject to the Company fulfilling all applicable listing requirements. Subsequent to a TSX listing, the Company intends to maintain its listing on the Nasdaq Capital Market.

The consolidated financial statements account for the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full three and nine month periods ended September 30, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the transaction on August 21, 2008. The consolidated results of operations for the three and nine month periods ended September 30, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141. Proforma results are included in note 2 to the financial statements. Information in this quarterly report relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, which reverse stock split in the ratio of one-for-eighteen was effected in connection with the Arrangement.

This Management Discussion and Analysis of Financial Condition and Results of Operations corresponds to the consolidated financial statements. Accordingly, unless otherwise indicated, the discussion herein reflects the condition and results of operations only of OncoGenex Technologies, prior to the Arrangement, and the condition and results of operations of OncoGenex Pharmaceuticals, Inc., subsequent to the Arrangement.

Under the purchase method of accounting, Sonus’ outstanding shares of common stock were valued using the average closing price on Nasdaq of $5.04 for the two days prior through to the two days subsequent to the announcement of the transaction on May 27, 2008. There were 2,059,898 shares of common stock outstanding, as adjusted for the reverse stock split, on August 20, 2008, immediately prior to closing. The fair value of the Sonus outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 57.67% to 89.48%, risk-free interest rate of 1.73% to 3.89%, and expected lives ranging from 0.05 to 4.79 years. The fair value of the Sonus outstanding warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 58.71%, risk-free interest rate 3.89%, and expected lives ranging from 0.99 to 1.08 years.

The preliminary purchase price is summarized as follows (in thousands):

Sonus common stock	10,385
Fair value of options and warrants assumed	71
Transaction costs of OncoGenex	807
Total purchase price	11,263

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the Sonus net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the transaction. The preliminary purchase price allocation is as follows:

Cash	5,464
Marketable securities	14,808
Accounts receivable	6
Interest receivable	273
Other current assets	175
Furniture and equipment	1,186
Other long term assets	497
Intangible assets	280
Accounts payable	(35)
Accrued expenses excluding severance payable	(652)
Severance payable to employees as part of restructuring	(1,322)
Severance payable to senior executives	(1,440)
Excess facility loss	(2,083)
Negative goodwill	(5,894)

Total purchase price	11,263

In accordance with SFAS 141 “Business Combinations” any excess of fair value of acquired net assets over purchase price (negative goodwill) has been recognized as an extraordinary gain in the period the transaction was completed. The excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current acquired assets. Prior to allocation of the excess negative goodwill OncoGenex has reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as an extraordinary gain. Any subsequent adjustments to the extraordinary gain resulting from the changes to the purchase price allocation shall be recognized as an extraordinary item. The allocation of the purchase price of the net assets acquired is preliminary and may vary based upon finalization of additional valuation procedures.

The preliminary pro rata reduction of non-current and intangible assets acquired is as follows (in thousands):

Negative goodwill	(5,894)
Furniture and equipment	1,186
Intangible assets	280
Excess negative goodwill	(4,428)

Pro Forma Results of Operations

The results of operations of Sonus are included in OncoGenex’ consolidated financial statements from the date of the completion of the transaction on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2007

(in thousands, except shares and loss per share)	$	$	$	$
Revenue	—	—	4,079	12,401
Net loss applicable to common shareholders	(9,716)	(21,241)	(7,723)	(21,262)
Net loss per share-basic and diluted	(4.72)	(27.59)	(65.01)	(178.97)
Weighted average shares	2,056,876	769,843	118,801	118,801

Overview of the Company

OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies. OncoGenex’ product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and address treatment resistance by blocking the production of specific proteins which it believes promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. OncoGenex’ aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which OncoGenex believes will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of caspase activators that have been in-licensed from Bayer Healthcare LLC. These novel, small molecules have been identified as activators of programmed cell death.

OncoGenex has conducted five Phase 2 clinical trials to evaluate the ability of our lead product candidate, OGX-011, to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Interim data has been presented for each of these Phase 2 studies. Complete Phase 2 data from all studies are expected in 2008-2009. Based on data collected to date from OncoGenex’ Phase 2 clinical trials, we intend to initiate a Phase 3 clinical trial in patients with hormone refractory prostate cancer, or HRPC, subject to obtaining additional funding. OncoGenex has already reached an agreement with the FDA on the design of a Phase 3 registration trial for evaluating a survival benefit for OGX-011 in combination with second-line chemotherapy in men with HRPC. This agreement was achieved under the Special Protocol Assessment (SPA) process. OncoGenex has also received Fast Track designation from the FDA for development of OGX-011 in combination with docetaxel for progressive metastatic prostate cancer. Fast Track designation was granted on the basis that OGX-011 may provide a significant improvement in the treatment for a serious or life-threatening disease. Recently OncoGenex had a meeting with FDA discussing the design of another Phase 3 trial evaluating additional of OGX-011 to second-line chemotherapy in HRPC with a primary endpoint of durable pain palliation. FDA agreed that “durable pain palliation is an acceptable and desirable study endpoint” to support a product marketing approval for OGX-011 as a treatment for HRPC. In addition, the FDA provided detailed guidance on the submitted protocol including recommendations on other study endpoints, the appropriate patient population, entry criteria and study conduct. OncoGenex plans to revise and submit this protocol for an SPA with FDA prior to initiating this registration trial.

Two other product candidates are being evaluated in Phase 1 clinical trials as of September 30, 2008: OGX-427, an inhibitor of heat shock protein 27, and SN2310, a novel camptothecin. The Phase 1 clinical trial for OGX-427 is evaluating safety for OGX-427 administered alone, as well as in combination with docetaxel, in patients with various types of cancer. Enrollment in the OGX-427 Phase 1 clinical trial is ongoing, and dose-limiting toxicity has not yet defined a maximum tolerated dose for OGX-427. The Phase 1 clinical trial for SN2310 is evaluating safety in patients with advanced cancer who have received on average 3 to 5 prior chemotherapy treatments. Enrollment in the SN2310 Phase 1 clinical trial has recently been completed and the dose-limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was significant neutropenia.

OncoGenex has two product candidates in pre-clinical development: OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222, a caspase activator. CSP-9222 was in-licensed by Sonus on August 7, 2008 as part of an exclusive agreement with Bayer HealthCare LLC for development of a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.

Sonus was incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000. OncoGenex has devoted substantially all of its resources to the development of its product candidates. To date, OncoGenex Technologies has funded its operations primarily through the private placements of equity securities, and Sonus has funded its operations primarily through private and public placements of equity securities. Neither company has ever been profitable. The Company incurred a loss for the nine months ended September 30, 2008 of $1.2 million and has a cumulative loss of $43.0 million since OncoGenex Technologies’ inception in 2000 through September 30, 2008.

We require additional funding to support our planned operations, including our planned Phase 3 clinical trial of OGX-011 in patients with hormone refractory prostate cancer. We may seek such additional funding through private or public offerings of our equity securities, debt financings, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. If we are successful in obtaining additional funding and initiating one or both of our Phase 3 clinical trials, then, unless the costs of development are borne by a third party pursuant to a partnership or collaboration agreement, we anticipate that our losses will rapidly increase, due primarily to the costs associated with Phase 3 clinical trials.

As noted earlier in this section, OncoGenex intends to initiate one of the Phase 3 clinical trials in patients with hormone refractory prostate cancer, or HRPC, subject to obtaining additional funding. Management believes that the Company’s existing personnel and facilities are sufficient to carry on existing development activities. OncoGenex is unable to predict when, if ever, it will be able to commence the sale of any of its product candidates.

Revenues

OncoGenex has not generated any revenues from the sale of its products to date, and it does not expect to generate any revenues from licensing or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its product candidates itself.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of costs for: clinical trials; materials and supplies; facilities; personnel, including salaries and benefits; regulatory activities; pre-clinical studies; licensing and intellectual property; and allocations of other research and development-related costs. External research and development expenses include fees paid to universities, hospitals and other entities that conduct certain research and development activities and that manufacture OncoGenex’ product candidates for use in its clinical trials. OncoGenex expects its research and development expenses to increase significantly in the future as it continues to develop its product candidates. Currently, OncoGenex manages its clinical trials through independent medical investigators at their sites and at hospitals.

A majority of OncoGenex’ expenditures to date have been related to the development of OGX-011.

Until July 2, 2008, OGX-011 was being co-developed with Isis Pharmaceuticals, Inc., or Isis, and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex.

Several of OncoGenex’ clinical trials have been supported by grant funding which was received directly by the hospitals and/or clinical investigators conducting the clinical trials allowing OncoGenex to complete these clinical trials with minimal expense.

Since OncoGenex’ drug candidates are in the early stage of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our research and development projects.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for OncoGenex’ personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. OncoGenex believes that G&A resources are sufficient to carry on existing development activities. If we are successful in obtaining additional funding and initiating a Phase 3 clinical trial, OncoGenex anticipates that G&A expenses will increase significantly in the future as it continues to expand its operating activities.

Restructuring Activities

As discussed above, the Company terminated the employment of two senior executives as a requirement of the Arrangement. Severance payable at the date of the transaction was $1,439,319 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. The severance payable was settled following the completion of the transaction and the amount owing at September 30, 2008 was nil.

On August 21, 2008, immediately following the completion of the Arrangement, the Company reduced its workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by February 2009. Severance payable at the date of the restructuring in connection with former non-executive employees of Sonus was $1,322,296 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation.

Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The final plan for this space has not yet been determined by management, but will likely involve a sublease arrangement or exit of lease space. The Company has recognized a restructuring charge of $2,039,156 in relation to the estimated fair value of the liability remaining with respect to excess facilities. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions and related matters, will be recognized as adjustments to restructuring charges in future periods.

Results of Operations

As discussed above, on August 21, 2008, Sonus completed the Arrangement with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. The consolidated financial statements reflect the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full three and nine month periods ended September 30, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the three and nine month periods ended September 30, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 2 to the financial statements.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30,  2007

R&D expenses for the three months ended September 30, 2008 were $1.6 million compared to $1.1 million for the three months ended September 30, 2007, which reflects an increase of $0.5 million due mainly to costs associated with the development of OGX-427, an increase in employee expenses and higher facility costs resulting from the reverse takeover of Sonus.

G&A expenses for the three months ended September 30, 2008 were $1.0 million compared to $0.6 million for the three months ended September 30, 2007, which reflects an increase of $0.4 million due mainly to higher employee expenses and increased costs associated with operating as a public company.

Interest income for the three months ended September 30, 2008 was $51 thousand compared to $33 thousand for the three months ended September 30, 2007, which reflects an increase of $18 thousand due mainly to an increase in cash equivalents and short term investments.

Other for the three months ended September 30, 2008 was $246 thousand in income compared to $60 thousand in expense for the three months ended September 30, 2007, due to a foreign exchange gain and a reversal of convertible debenture interest in the 2008 period compared to convertible debenture interest expense in the 2007 period.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

R&D expenses for the nine months ended September 30, 2008 were $3.6 million compared to $3.1 million for the nine months ended September 30, 2007, which reflects an increase of $0.5 million due mainly to an increase in employee expenses and higher facility costs resulting from the reverse takeover of Sonus.

G&A expenses for the nine months ended September 30, 2008 were $2.2 million compared to $2.7 million for the nine months ended September 30, 2007. The decrease of $0.5 million is due mainly to higher financing-related costs in the 2007 period related to OncoGenex Technologies’ initial public offering efforts that took place prior to the Arrangement, which were partly offset by higher employee expenses and increased costs associated with operating as a public company in the 2008 period.

Interest income for the nine months ended September 30, 2008 was $142 thousand compared to $138 thousand for the nine months ended September 30, 2007, which reflects an increase of $4 thousand as lower investment balances for most of the 2008 period were offset by the investments realized in the Arrangement.

Other income was a net expense amount of $54 thousand for the nine months ended September 30, 2008 compared to a net expense amount of $94 thousand for the nine months ended September 30, 2007. This decrease was due to unrealized foreign exchange gains relating to the Company’s preferred shares and taxes payable on preferred shares, partly offset by higher convertible debenture interest as compared to the prior period.

Liquidity and Capital Resources

OncoGenex has incurred cumulative losses of $43 million since the inception of OncoGenex Technologies through September 30, 2008. OncoGenex does not expect to generate revenue from product candidates for several years. Prior to the Arrangement, Sonus funded its operations through private and public offerings of common stock, and OncoGenex Technologies funded its operations primarily through the private placement of its preferred shares. OncoGenex Technologies raised net proceeds of $1.4 million through the sale of its Series A preferred shares in 2001/2002, $1.2 million through the sale of its Series A preferred shares in 2002, $5.7 million through the sale of its Series 1 Class B preferred shares in 2003, $5.8 million through the sale of its Series 1 Class B preferred shares in 2004 and $12.7 million through the sale of its Series 2 Class B preferred shares in August 2005. OncoGenex Technologies raised net proceeds of $4.4 million through the issuance of convertible debentures in September 2007. Cash, cash equivalents and short term investments of $20.3 million were realized in August 2008 as a result of the Arrangement.

As at September 30, 2008, OncoGenex had cash, cash equivalents and short-term investments of $17.2 million in the aggregate as compared to $5.1 million as at December 31, 2007. As at September 30, 2008, OncoGenex does not have any borrowing or credit facilities available to it.

Cash Flows

Cash Used in Operations

For the nine months ended September 30, 2008 and 2007, net cash used in operations was $7.4 million and $5.8 million respectively. This increase in cash used in operations in the nine months ended September 30, 2008 compared to the same period in 2007 was attributable primarily to increased R&D expenses associated with personnel and facilities assumed in the Arrangement, cash used to reduce liabilities assumed in the Arrangement and increased current assets associated with R&D activities. The increase in cash used in operations in the nine months ended September 30, 2008 compared to the same period in 2007 was partly offset by cash provided by income tax credits recoverable recovered in 2008 compared to cash used in 2007 from an increase in that asset. For the nine months ended September 30, 2007 the increase in income tax credits is a use of cash.

Cash Provided by Financing Activities

For the nine months ended September 30, 2008 and 2007, net cash provided by financing activities was $3 thousand and $4.4 million respectively. All net cash provided by financing activities in the nine months ended September 30, 2008 was due the result of proceeds from the issuance of common shares on stock option exercises, offset by cash paid on the elimination of fractional shares following the one-for-eighteen reverse stock split. All net cash provided by financing activities in the nine months ended September 30, 2007 was due to the issuance of convertible debentures.

Cash Used/Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $8.8 million and $2.2 million, respectively. Net cash provided by investing activities in the nine months ended September 30, 2008 was due to the reverse takeover of Sonus and transactions involving marketable securities in the normal course of business. All net cash provided by investing activities in the nine months ended September 30, 2007 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.

Operating Capital and Capital Expenditure Requirements

OncoGenex believes that its cash, cash equivalents and short-term investments will be sufficient to fund its currently planned operations through 2009, including:

•	completion to final data of its ongoing Phase 2 clinical trials of OGX-011;

•	completion of its Phase 1 clinical trial of OGX-427;

•	reaching an agreement with the FDA on the design of an additional Phase 3 registration trial of OGX-011 in patients with hormone refractory prostate cancer via the Special Protocol Assessment (SPA) process;

•	completion of pharmacology and formulation evaluations of CSP-9222; and

•	working capital, capital expenditures and general corporate purposes.

We will need additional funding to support the initiation of our planned Phase 3 clinical trials, development of our other product candidates and other continuing operations. We may seek such additional funding through private or public offerings of our equity securities, debt financings, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates.

Our future capital requirements depend on many factors including:

•

our ability to obtain equity or debt financings, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates;

•	timing and costs of preclinical development, clinical trials and regulatory approvals;

•	timing and cost of drug discovery and research and development;

•	entering into new collaborative or product license agreements for products in our pipeline; and

•	costs related to obtaining, defending and enforcing patents.

There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. If we are unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on terms favorable to us, we may be forced to curtail development activities and other operations or dispose of assets. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at September 30, 2008.

Inflation

We not believe that inflation has had a material impact on our business and operating results during the periods presented.

Contingencies and Commitments

We previously disclosed certain contractual obligations and contingencies and commitments relevant to the Company within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations of both OncoGenex Technologies and Sonus in the Company’s Proxy Statement on Schedule 14A filed on July 3, 2008. The contingencies and commitments described below are in addition to those contractual obligations and contingencies and commitments previously disclosed, which are incorporated herein by reference.

On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC for development of a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.

Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000. The payments will increase annually by $25,000 until the initiation of the first Phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments can be triggered prior to the initiation of a Phase 3 clinical trial.

Material Changes in Financial Condition

	September 30, 2008	December 31, 2007

	$	$
(in thousands)
Total assets	20,248	7,350
Total liabilities	4,768	45,573
Shareholders’ equity	15,480	(38,223)

The increase in assets from December 31, 2007 primarily relates to increase in cash, cash equivalents and marketable securities following the Arrangement. The decline in liabilities from December 31, 2007 relates to generally lower accrued liabilities on reduced clinical trial expense, and the extinguishment of the convertible debentures and preferred shares upon completion of the Arrangement, which has resulted in the corresponding increase in equity.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-01, “Accounting for Collaborative Arrangements,” or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141R but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet completed its evaluation of the impact of this pronouncement, but does not currently believe that it will have a material impact on the consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company has not yet completed its evaluation of the impact of this pronouncement, but does not currently believe that it will have a material impact on the consolidated financial position , results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’ ” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. The impact of foreign currency fluctuations related to realized gains and losses during the nine month periods ended September 30, 2008 and 2007, respectively, was not material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008. On the basis of this review, our management concluded that our disclosure controls and procedures are effective to give reasonable assurance that the information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Additionally, our Chief Executive Officer and Chief Financial have concluded, as of September 30, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

As a result of the Arrangement, the Company has inherited two separate systems of internal control over financial reporting, the system adopted by Sonus and the system adopted by OncoGenex Technologies, which differ in certain respects, none of which we believe are material. Since the completion of the Arrangement, the Company has undergone a thorough assessment of each company’s internal control over financial reporting. Pending the completion of such assessment, the Company has maintained certain separate procedures and internal controls for each company.

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

Other than the following update, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008. The risk factors disclosed here and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. You should carefully consider such risks in addition to other information contained in this report before engaging in any transaction involving shares of our common stock. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

The risk factor update is as follows:

Risks Related to the Company

If we fail to obtain additional financing, we may be unable to complete or continue the development and commercialization of OGX-011 and our other product candidates, or continue our research and development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	continue and complete the clinical development of OGX-011, including initiation of our planned Phase 3 registration trial, and development of our other product candidates;

•	develop, license or acquire additional product candidates;

•	launch and commercialize any product candidates for which we receive regulatory approval; and

•	continue our research and development programs.

We will need additional funding to support these planned activities. We may seek such additional funding through private or public offerings of our equity securities, debt financings, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates.

Many factors will affect our ability to develop our product candidates as anticipated. We may be subject to unanticipated costs or delays that would accelerate our need for additional capital or increase the costs of individual clinical trials.

If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to: seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue our operations.

We are highly dependent on the success of our lead product candidate, OGX-011 (custirsen sodium), and we cannot give any assurance that OGX-011 or any of our other product candidates will receive regulatory approval.

OGX-011 has been evaluated in five Phase 2 clinical trials, and preliminary results for these trials were previously disclosed. The final results ultimately may vary from such preliminary results. If any or all of these clinical trials generate safety concerns or lack of efficacy, or competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and OGX-011 may never receive regulatory approval. In order to market OGX-011, we must, among other things, conduct additional clinical trials, including Phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have not initiated any registration clinical trials with any of our product candidates. OGX-427 and SN2310 are currently being evaluated in humans, and therefore, we have very limited safety data and have not yet established efficacy in humans. We have completed enrollment in the Phase 1 clinical trial of SN2310 and the dose limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was significant neutropenia. Additional clinical trials will be required to establish the safety and efficacy. Neither OGX-225 nor CSP-9222 have yet been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may be unable to initiate clinical evaluation of them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of OGX-011 or our other product candidates would have a material and adverse impact on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from pre-clinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.

Even after the completion of Phase 3 or registration clinical trials, the FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

Our product candidates may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

OGX-011 has been administered to patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events consisted of flu-like symptoms. Since patients in our clinical trials have advanced stages of cancer, we expect that additional adverse events, including serious adverse events, will occur.

SN2310 has been administered to 26 patients with various types of cancer in a Phase 1 clinical trial. Enrollment for this clinical trial has been completed. Some of the patients experienced adverse events, which events were considered unrelated to study drug and attributed to underlying disease. Of the adverse events associated with SN2310, most were mild and the most common events were nausea, diarrhea, vomiting and fatigue. Mild to moderate reactions (back/chest pain, flushing) have been observed during infusions. Significant neutropenia has occurred in some patients and was the dose-limiting toxicity observed, sometimes associated with fever or septicemia.

OGX-427 has been administered to 34 patients with various types of cancer in a Phase 1 clinical trial. This initial evaluation of OGX-427 is ongoing, and the maximum tolerated dose has not yet been defined. All patients experienced adverse events, the majority of which were attributed to underlying disease. The majority of adverse events were mild and the most common adverse events consisted of flu-like symptoms, nausea, vomiting and fatigue. Since patients in this Phase 1 study have advanced stages of cancer, OncoGenex expects additional adverse events, possibly including serious adverse events.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	a product may become less competitive and product sales may decrease; or

•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or inability to obtain, applicable regulatory approvals, would prevent us from commercializing its product candidates.

Our drug development activities could be delayed or stopped.

We do not know whether any of required future clinical trials for OGX-011 (custirsen sodium), OGX-427, SN2310, or pre-clinical studies or clinical trials for our other product candidates, will proceed or be completed on schedule, or at all. The commencement of required future clinical trials could be substantially delayed or prevented by several factors, including:

•

delay or failure to obtain required future additional funding through private or public offerings of our equity securities, debt financings, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates;

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•

delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials under a Special Protocol Assessment;

•	delay or failure to obtain sufficient supplies of the product candidate for its clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain the approval of the Institutional Review Board (“IRB”) to conduct a clinical trial at a prospective site.

The completion of our current clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of its clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow its clinical trial protocols;

•	inability to monitor patients adequately during or after treatment; and

•	introduction of competitive products that may impede its ability to retain patients in its clinical trials.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management, pre-clinical and clinical personnel, including our executive officers, Scott Cormack, Cindy Jacobs and Stephen Anderson. The loss of the services of any of our senior management could delay or prevent the commercialization of our product candidates. Although we have entered into employment agreements with each of Mr. Cormack, Dr. Jacobs and Mr. Anderson for an indefinite term, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice. We will need to hire additional personnel as we continue to expand our development activities.

We have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not employees of the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives, our ability to raise additional capital and its ability to implement its business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

We may not be able to negotiate the exit or sublease of excess office and laboratory space currently leased in Bothell Washington on terms acceptable to us or at all.

Prior to the transaction, Sonus entered into a non-cancellable lease arrangement for office and laboratory space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. We are in the process of seeking the exit or sublease of this excess space. To date, we have not entered into any agreement for the exit or sublease of this space, or identified which transactions or transaction structures would most benefit shareholders. The goal of minimizing future lease expenditures will impact any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the exit or sublease of this space, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations.

If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our clinical trials and commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, the products of which may be in direct competition with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

If new therapies become broadly used, we may need to conduct clinical trials of our product candidates in combination with these new therapies to demonstrate safety and efficacy of the combination. Additional trials will delay the development of our product candidates and increase our costs. The failure of certain of our product candidates to work in combination with these new therapies would have an adverse effect on our business.

Our intention is to combine certain of ourproduct candidates with therapies that are broadly used by clinicians and considered highly effective. As new therapies are developed, we will need to assess these therapies to determine whether to conduct clinical trials of ourproduct candidates in combination with them to demonstrate safety and efficacy of the combination. If we determine to conduct additional clinical trials of its product candidates in combination with these new therapies, the development of our product candidates will be delayed and its costs will be increased. If these clinical trials generate safety concerns or lack of efficacy, our business would be adversely affected.

If our product candidates become approved in combination with a specific therapy that is broadly used and that therapy becomes displaced by another product, the market for our product candidate may decrease.

If the costs associated with the Arrangement exceed the benefits, OncoGenex may experience adverse financial results, including increased losses.

We incurred significant transaction costs as a result of the Arrangement. In addition, we expect that we will incur additional consolidation and integration expenses, which cannot be fully estimated at this time and may affect our financial condition and operating results negatively. If the benefits of the Arrangement do not exceed the costs associated with it, including any dilution resulting from the issuance of shares in connection with the Arrangement, the Company’s financial results could be adversely affected, resulting in, among other things, increased losses, and decreased trading prices for our common stock.

We rely, in part, on third parties to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize ourcurrent and future product candidates.

To implement our product development strategies, we rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

If we were to be successfully sued related to our products or operations, we could face substantial liabilities that may exceed our resources.

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of pharmaceutical products. We currently maintain a $10 million general liability policy and a $10 million per occurrence and annual aggregate product liability insurance policy related to our clinical trials consistent with industry standards. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we were to be sued for any injury caused by or associated with our products or operations, the litigation could consume substantial time and attention of our management, and the resulting liability could exceed our total assets.

We may encounter difficulties in managing our expected growth and in expanding our operations successfully.

As we advance our product candidates through development and clinical trials, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

Furthermore, we may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully or operate any acquired business profitably. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the Company.

We need to further develop our financial and reporting processes, procedures and controls to support our anticipated growth.

To manage the anticipated growth of our operations and personnel, we may be required to improve existing, or implement new, operational and financial systems, processes and procedures, and to expand, train and manage our employee base. Our current and planned systems, procedures and controls may not be adequate to support our future operations.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us. Additional costs may also be incurred as the Company evaluates the implications of any new rules and responds to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

If we fail to acquire and develop products or product candidates at all or on commercially reasonable terms, we may be unable to grow our business.

We currently do not have internal discovery capabilities and are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Prostate Centre at Vancouver General Hospital, or the Prostate Centre, and licensed to us by the University of British Columbia, or UBC, and one candidate has been in-licensed from Bayer HealthCare LLC. We intend to continue to rely on the Prostate Centre, UBC and other research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, or at all. If we are unable to purchase or license new product candidates from the Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.

The success of our product pipeline strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating and/or may have more established histories of developing and commercializing products. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on terms that we find acceptable, or at all. If we fail to acquire and develop product candidates from others, we may be unable to grow our business.

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we cannot be sure that we would be capable of economically feasible production or commercial success.

If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates. We currently do not have a marketing staff nor a sales or distribution organization.

We currently do not have marketing, sales or distribution capabilities. If our product candidates are approved, we may establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. Any failure or delay in the development of internal sales, marketing and distribution capabilities would adversely impact the commercialization of these product candidates. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products, when and if we have any. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and will generally not be within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we re not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Risks Related to Our Intellectual Property

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we do not always control the patent prosecution of subject matter that we license from others. Accordingly, we are sometimes unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaboration partners will provide us with any competitive advantages, or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our product candidates will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Protection afforded by U.S. patents may be adversely affected by proposed changes to patent related U.S. statutes and to U.S. Patent and Trademark Office, or U.S.PTO, rules, especially changes to rules concerning the filing of continuation applications. If implemented, the rules may require that second or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. Other rules, if implemented, may limit consideration by the U.S.PTO of up to only ten claims per application. It is common practice to file multiple patent applications with many claims in an effort to maximize patent protection. If the first set of proposed U.S.PTO rules are implemented, they may limit our ability to file continuing applications directed to our product candidates and methods and related competing products and methods. In addition, if the second set of U.S.PTO rules are implemented, they may limit our ability to patent a number of claims sufficient to cover our product candidates and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open U.S. patents up to third party attack in non-litigation settings.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates and products, when and if we have any, in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products. These products may compete with our products, when and if we have any, and may not be covered by any of our or our licensors’ patent claims or other intellectual property rights.

The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

The intellectual property protection for our product candidates is dependent on third parties.

With respect to OGX-011, OGX-427 and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use and we have licensed from Isis certain issued patents and pending patent applications directed to chemical modification of our product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Isis under certain third party patent portfolios directed to such modifications. We have entered into an exclusive in-licensing agreement with Bayer for development of caspase activators that are presently being evaluated in preclinical studies.

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from Isis and Bayer, we do not have and have not had any control over the filing, prosecution or enforcement of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensors will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, the first granted U.S. patent directed to OGX-011 and licensed from UBC is due to expire in 2021. Generally, we anticipate that the patents we license from Isis will expire prior to the patents we license from UBC. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.

If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights.

If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity or enforceability of the patents or incur the risk of litigation in the event that the owner asserts that we infringed its patents. The failure to obtain a license to technology or the failure to challenge an issued patent that we may require to discover, develop or commercialize our product candidates may have a material adverse impact on us.

If a third party asserts that we infringed its patents or other proprietary rights, we could face a number of risks that could seriously harm our results of operations, financial condition and competitive position, including:

•

patent infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights;

•

a court prohibiting us from selling or licensing our technologies or future drugs unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license.

The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

U.S. patent laws as well as the laws of some foreign jurisdictions provide for provisional rights in published patent applications beginning on the date of publication, including the right to obtain reasonable royalties, if a patent subsequently issues and certain other conditions are met.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.

Patent applications filed by third parties that cover technology similar to ours may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party files a United States patent application on an invention similar to ours, we may elect to participate in or be drawn into an interference proceeding declared by the U.S.PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business or financial condition.

If we breach any of the agreements under which we license rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Certain of our license agreements may not provide an adequate remedy for their breach by the licensor.

We license the development and commercialization rights for most of our product candidates, including OGX-011, OGX-427, OGX-225 and CSP-9222, and we expect to enter into similar licenses in the future. Under such licenses, we are subject to various obligations such as royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.

We may be subject to damages resulting from claims that we, or our employees or consultants, have wrongfully used or disclosed alleged trade secrets of third parties.

Many of our employees were previously employed, and certain of our consultants are currently employed, at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have not received any claim to date, we may be subject to claims that these employees or consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these current or former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. We may be subject to claims that employees of our partners or licensors of technology licensed by us have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. We may become involved in litigation to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

Risks Related to our Common Stock

If we raise additional financing, the terms of such transactions may cause dilution to existing shareholders or contain terms that are not favorable to us.

We may seek to raise future financing through private placements or public offerings of our equity or debt securities, or partnering with other pharmaceutical or biotechnology companies. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Risks Related to Our Industry

Failure to obtain regulatory approval outside the United States would prevent us from marketing our product candidates abroad.

We intend to market certain of our existing and future product candidates in non-North American markets. In order to market our existing and future product candidates in the European Union and many other non-North American jurisdictions, we must obtain separate regulatory approvals. We have had no interactions with non-North American regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA or other regulatory authorities does not ensure approval by regulatory authorities in other countries, and approval by one or more non-North American regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-North American regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain non-North American regulatory approvals on a timely basis, if at all. We may not be able to file for non-North American regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates may limit how we manufacture and market our product candidates, which could materially impair our ability to generate revenue.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review. Any regulatory approval that we receive for a product candidate is likely to be subject to limitations on the indicated uses for which the end product may be marketed, or include requirements for potentially costly post-approval follow-up clinical trials. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the end product will be subject to extensive regulatory requirements. We and the manufacturers of our products, when and if we have any, will also be required to comply with current Good Manufacturing Practice (“cGMP”) regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, when and if we have any, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, when and if we have any, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending New Drug Applications (“NDAs”) or supplements to approved NDAs.

In addition, the FDA and non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, Canada or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an Annual and Special Meeting of the Stockholders on August 19, 2008. The items voted upon by the Stockholders and the results of voting are set forth below.

The Stockholders voted to approve the issuance of common stock in connection with the Arrangement. The results of such vote are as follows:

For: 12,708,836	Against: 616,248	Abstain: 442,978	Broker Non-votes: 15,786,976

The Stockholders elected the nominees for director set forth below. The “For” column represents the number of affirmative votes, and the “Withheld” column represents the number of abstentions and broker non-votes by holders of common stock represented by either proxy or in person at the meeting.

Name	For	Withhold
Michael A. Martino	28,253,435	1,301,603
Michelle G. Burris	28,416,387	1,138,651
George W. Dunbar, Jr.	28,408,051	1,146,987
Robert E. Ivy	28,414,721	1,140,317
Dwight Winstead	28,420,470	1,134,568

The Stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation (“Certificate”) to change our name to “OncoGenex Pharmaceuticals, Inc.”. The results of such vote are as follows:

For: 28,778,411	Against: 726,497	Abstain: 50,130	Broker Non-votes: 0

The Stockholders voted to approve of an amendment of our Certificate to (1) effect a reverse stock split of the outstanding shares of Sonus’ common stock within the range of 1-for-10 and 1-for-20 and (2) reduce the number of authorized shares of common stock from 75 million shares to the number of shares which is equal to two times the number of shares of the Company’s common stock outstanding immediately following the closing of the Arrangement and the reverse stock split. The results of such vote are as follows:

For: 28,138,687	Against: 1,381,654	Abstain: 34,697	Broker Non-votes: 0

The Stockholders ratified the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. The results of such vote are as follows:

For: 29,328,741	Against: 169,859	Abstain: 56,438	Broker Non-votes: 0

The Stockholders approved an adjournment or postponement of the meeting to solicit additional proxies. The results of such vote are as follows:

For: 25,692,491	Against: 2,600,827	Abstain: 1,261,720	Broker Non-votes: 0

Item 6.    Exhibits

Exhibit Number	Description
2.1(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†
2.2	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008
2.3	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008
3.1(2)	Amended and Restated Certificate of Incorporation of Sonus Pharmaceuticals, Inc. (As Amended Through May 5, 2004)
3.2	Certificate of Amendment to Certificate of Incorporation of Sonus Pharmaceuticals, Inc., effective August 20, 2008
3.3(3)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.
4.1	Specimen Certificate of Common Stock
4.2(4)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation
4.3(5)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation
4.4(6)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation
4.5(7)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.
4.6(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.
4.7(1)	Form of OncoGenex Voting Agreement
4.8(1)	Form of Sonus Voting Agreement
10.1(8)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (the “1991 Plan”), as amended
10.2(8)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)
10.3(8)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan
10.4(9)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)
10.5(9)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan
10.6(9)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan
10.7(10)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)
10.8(11)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan
10.9(10)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)
10.10(12)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)
10.11(13)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)
10.12(13)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan
10.13(14)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan
10.14(15)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

Exhibit Number	Description
10.15(16)	Sonus Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan
10.16(17)	Sonus Pharmaceuticals, Inc. Compensation Policy
10.17(17)	Sonus Pharmaceuticals, Inc. Executive Compensation Program
10.18(8)	Form of Indemnification Agreement for Officers and Directors of the Company
10.19(14)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs
10.20(14)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn
10.21(18)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino
10.22	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino
10.23(18)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman
10.24	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman
10.25(14)	Employment Agreement between OncoGenex Technologies Inc. and Scott Cormack dated as of December 21, 2001, and Employment Amending Agreement dated as of August 10, 2005
10.26(19)	Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson dated as of January 9, 2006*
10.27	Employment Amending Agreement dated June 28, 2007 between OncoGenex Technologies Inc. and Stephen Anderson
10.28(19)	Employment Agreement between OncoGenex, Inc. and Cindy Jacobs dated as of September 12, 2005*
10.29(20)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)
10.30(20)	Form of Purchase Warrant related to the Securities Purchase Agreement
10.31(20)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein
10.32(21)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006
10.33(22)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007
10.34(23)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008
10.35	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*
10.36(19)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*
10.37	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)
10.38(19)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

Exhibit Number	Description
10.39(19)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*
10.40	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†

Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*

Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.
(4)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.
(5)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.
(6)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.
(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.
(8)	Incorporated by reference to the Company’s registration statement on Form S-1, Reg. No. 33-96112.
(9)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.
(10)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.
(11)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.
(12)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.
(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.
(15)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.
(16)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on March 24, 2006.
(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 15, 2006.
(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2008.
(19)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.
(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.
(21)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(22)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.
(23)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: November 10, 2008	By: /s/ Stephen Anderson
Stephen Anderson Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)