Form 10-K
period 2008-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2009-03-11
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 033-80623
OncoGenex Pharmaceuticals, Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4343413 (I.R.S. Employer Identification No.)
1522 217 th Place SE, Suite 100, Bothell, Washington 98021
(Address of principal executive offices, including zip code)
(425) 686-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $10,586,778. As of March 3, 2009, 5,548,469 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2009, in connection with the solicitation of proxies for its 2009 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

OncoGenex Pharmaceuticals, Inc.

PART I
References in this Form 10-K to “OncoGenex Pharmaceuticals”, “OncoGenex”, the “Company”, “we”, “us” or “our” refer to OncoGenex Pharmaceuticals, Inc. and its wholly owned subsidiaries. The information in this Form 10-K contains certain forward-looking statements, including statements related to clinical trials, regulatory approvals, markets for the Company’s products, new product development, capital requirements and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.
ITEM 1. BUSINESS
Overview of Our Business
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address unmet needs in the treatment of cancer. The Company has five product candidates in its pipeline, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
OncoGenex’ product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins which it believes promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. OncoGenex’ aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which OncoGenex believes will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds, which have been in-licensed from Bayer Healthcare LLC (“Bayer”), that demonstrate activation of programmed cell death in pre-clinical models.
OncoGenex has conducted five phase 2 clinical trials to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Preliminary or final results have been presented for each of these phase 2 studies. OncoGenex believes that its pre-clinical and clinical data support the use of OGX-011 to improve the activity of chemotherapy in both castrate resistant prostate cancer (“CRPC”) and non-small cell lung cancer (“NSCLC”) indications. OncoGenex will initially focus its development efforts on the CRPC indication. OncoGenex has designed phase 3 registration clinical trials to evaluate the clinical benefit of OGX-011 in CRPC. Refer to “Summary of OGX-011 Product Registration Strategy” and “Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trials” for further details.
OGX-427, an inhibitor of heat shock protein 27, is being evaluated in a phase 1 clinical trial to evaluate safety for OGX-427 administered alone, as well as in combination with docetaxel chemotherapy (“docetaxel”), in patients with various types of cancer. Enrollment in the OGX-427 monotherapy aspect of the phase 1 clinical trial is complete. Enrollment in the OGX-427 in combination with docetaxel aspect of the clinical trial is ongoing.
SN2310 was evaluated in a phase 1 clinical trial to evaluate safety in patients with advanced cancer who have received on average 3 to 5 prior chemotherapy treatments. The phase 1 clinical trial has been completed.
OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.

Recent Corporate History
We use the term “OncoGenex Technologies” to refer to the business of OncoGenex Technologies Inc. prior to August 21, 2008 and the term “Sonus” to refer to the business of Sonus Pharmaceuticals, Inc. prior to August 21, 2008. On August 21, 2008, Sonus completed its acquisition (the “Arrangement”) of OncoGenex Technologies, a Canadian corporation, as contemplated by the Arrangement Agreement between Sonus and OncoGenex Technologies dated May 27, 2008 (the “Arrangement Agreement”). Under the terms of the Arrangement Agreement, Sonus changed its name to OncoGenex Pharmaceuticals, Inc., amended its share capital, instituted an one-for-eighteen reverse share split and issued 3,449,393 shares of common stock of the Company (after accounting for the elimination of resulting fractional shares) in exchange for all the common shares, preferred shares and convertible debentures of OncoGenex Technologies. As a result, OncoGenex Technologies became a wholly-owned subsidiary of the Company. As at August 21, 2008 former OncoGenex Technologies securityholders held more than 60% of the outstanding shares of common stock of the Company, including certain shares which were placed into escrow under the terms of the Arrangement Agreement. Effective at the market opening on August 21, 2008, the Company’s common stock commenced trading on the Nasdaq Capital Market under the symbol “OGXI”. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 21, 2008 and our Definitive Proxy Statement on Schedule 14A filed on July 3, 2008. By December 3, 2008, all escrowed shares had been released from escrow upon the satisfaction of the escrow conditions.
The consolidated financial statements account for the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company for the year ended December 31, 2008 include the results of operations of only OncoGenex Technologies for the time period of January 1, 2008 through August 20, 2008 and include the results of the combined company following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the years ended December 31, 2007 and December 31, 2006 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”). Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eighteen was effected in connection with the Arrangement.
Sonus was incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000. The Company has devoted substantially all of its resources to the development of its product candidates. To date, OncoGenex Technologies has funded its operations primarily through the private placements of equity securities, and Sonus has funded its operations primarily through private and public placements of equity securities. Neither company has ever been profitable. The Company incurred a loss for the year ended December 31, 2008 of $6.2 million and has a cumulative loss of $48 million since OncoGenex Technologies’ inception in 2000 through December 31, 2008.
We require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with CRPC. We may obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. If we are successful in obtaining additional funding and initiating one or both of our phase 3 clinical trials with OGX-011, then, unless the costs of development are borne by a third party pursuant to a partnership or collaboration agreement, we anticipate that our losses will rapidly increase, due primarily to the costs associated with phase 3 clinical trials.
Management believes that the Company’s existing personnel and facilities are sufficient to carry on existing development activities. OncoGenex is unable to predict when, if ever, it will be able to commence the sale of any of its product candidates.

Our Product Candidates
OncoGenex has three product candidates in clinical development (OGX-011, OGX-427, and SN2310) and two product candidates in pre-clinical development (CSP-9222 and OGX-225).
OGX-011 — Executive Summary
Refer to “Summary of OGX-011 Product Registration Strategy” and “Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trials” for further details.
Through its clinical trials, OncoGenex is treating cancer patients with OGX-011 to reduce clusterin production. Clusterin is a protein that is over-produced in several types of cancer and in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Preclinical and other data suggest that clusterin promotes cell survival. Increased clusterin production has been linked to faster rates of cancer progression, treatment resistance and shorter survival duration. Since increased clusterin production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, renal, pancreatic, anaplastic large cell lymphoma and colon cancers and melanoma, OncoGenex believes that OGX-011 may have broad market potential to treat many cancer indications and disease stages.
A broad range of pre-clinical studies conducted by the Prostate Centre at Vancouver General Hospital (“the Prostate Centre”) and others have shown that reducing clusterin production with OGX-011: (i) facilitates tumor cell death by sensitizing human prostate, non-small cell lung, breast, ovarian, bladder, renal and melanoma tumor cells to various chemotherapies; and (ii) sensitizes prostate tumor cells to hormone ablation therapy and sensitizes prostate and non-small cell lung tumor cells to radiation therapy. Pre-clinical studies conducted by the Prostate Centre also indicate that reducing clusterin production with OGX-011 re-sensitizes docetaxel-resistant prostate tumor cells to docetaxel.
Our phase 1 clinical trials evaluated the safety and established a recommended phase 2 dose of OGX-011 in combination with docetaxel (two different schedules), gemcitabine and a platinum chemotherapy or hormone ablation therapy. Docetaxel, gemcitabine, and platinum regimen are all examples of chemotherapy. In all of our phase 1 clinical trials, 640 mg, the highest dose evaluated, was well tolerated and established as the recommended phase 2 dose.
We have conducted five phase 2 clinical trials to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancer. Based on our phase 2 results in 294 patients treated with OGX-011 (or over 300 patients if including patients in control groups), we believe that both the CRPC and NSCLC indications warrant development effort towards achieving marketing approval, although we will initially focus our resources on the CRPC indication.
Interim data is available from each of the five phase 2 studies which demonstrate that adding OGX-011 to therapy shows potential benefit of OGX 011 — refer to “Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trials” for further details:
•	longer survival duration when adding OGX-011 to first-line docetaxel compared to first-line docetaxel alone in patients with CRPC within a randomized phase 2 trial;
•	longer survival duration when adding OGX-011 to either mitoxantrone or docetaxel as second-line chemotherapy compared to survival duration observed in two published studies of CRPC patients receiving second-line chemotherapy (One is a study in patients with better prognostic risk factors who received docetaxel as second-line chemotherapy which was conducted at the British Columbia Cancer Agency (“BCCA”) and presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary (“GU”) Conference in 2008 (“BCCA Study”) and the second study is the follow-up evaluation of patients on the TAX 327 Study who later received second-line chemotherapy. The TAX 327 Study (“The TAX 327 Study”) was the key registration study that showed a survival benefit for docetaxel over mitoxantrone for first-line chemotherapy treatment of patients with metastatic CRPC);

•	increased frequency and duration of pain palliation when adding OGX-011 to either mitoxantrone or docetaxel as second-line chemotherapy compared to the frequency and duration of pain palliation observed in the TAX 327 Study for first-line chemotherapy alone in patients with CRPC; and
•	longer survival duration when adding OGX-011 to gemcitabine and a platinum-containing chemotherapy compared to the survival duration reported in prior published results from randomized clinical trials in NSCLC patients receiving gemcitabine and a platinum-containing chemotherapy.
On December 3, 2008, OncoGenex Pharmaceuticals announced that OGX-011 showed an overall median survival advantage in a randomized, controlled phase 2 trial in first-line treatment of metastatic CRPC, in which the median survival for patients receiving OGX-011 in combination with docetaxel and prednisone was 27.5 months, compared to 16.9 months in patients receiving docetaxel and prednisone alone. The current results are based on trial data with a median follow-up of approximately 30 months for both arms. Additional survival updates are needed before a mature median survival for the OGX-011 arm can be reported. Based on the current results, OncoGenex has calculated that the final median survival for patients in the OGX-011 arm cannot be lower than 22.7 months. In addition to the encouraging survival data, CRPC patients receiving OGX-011 in combination with first-line chemotherapy had lower rates of disease progression and fewer treatment failures resulting in patients receiving an overall greater median number of chemotherapy treatment cycles and being maintained on chemotherapy longer than patients receiving chemotherapy alone. ASCO has selected an abstract on this clinical trial for oral presentation, and we expect that data from this clinical trial will be presented at their 2009 Annual Meeting in the second quarter of our 2009 fiscal year.
At the 2008 ASCO Annual Meeting, OGX-011 phase 2 data in second-line chemotherapy treatment of CRPC were reported. The interim data from this clinical trial showed evidence that adding OGX-011 to docetaxel as second-line chemotherapy may have reversed docetaxel resistance in some patients whose disease had progressed while being treated with first-line docetaxel. Based on all patients treated on the phase 2 trial, reduction in pain was observed in at least 46% of patients for a median duration of more than four months. In preliminary analyses, the mean average levels of serum clusterin during the OGX-011 treatment period were significantly lower compared to baseline levels before OGX-011 treatment and low average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival.
OncoGenex believes that its pre-clinical and clinical data support the use of OGX-011 to improve the activity of chemotherapy in both CRPC and NSCLC indications. OncoGenex will initially focus its development efforts on the CRPC indication for OGX-011 in combination with docetaxel when administered as either first-line or second-line chemotherapy. We have designed three possible phase 3 clinical trials to evaluate the clinical benefit of OGX-011 in CRPC. We believe that two of the three phase 3 studies will be initiated and will be required for product marketing approval. Currently, we plan to discuss with the U.S. Food and Drug Administration (“FDA”) the phase 3 registration trial evaluating first-line docetaxel with and without OGX-011 and the strategy of combining the first-line registration trial with one of the second-line clinical trials for a New Drug Application (“NDA”). Determination of which of the two second-line studies will be conducted is dependent upon further discussions with FDA. We previously reached an agreement with the FDA on the design of the phase 3 registration trial for evaluating a survival benefit for OGX-011 in combination with second-line chemotherapy in men with CRPC. This agreement was achieved under the Special Protocol Assessment (“SPA”) process. Similarly we plan to reach an agreement with the FDA on the phase 3 registration trial evaluating survival benefit for OGX-011 in combination with first-line docetaxel in men with CRPC.
In the third quarter of 2008 OncoGenex discussed with the FDA, in a teleconference meeting, the design of the clinical trial evaluating durable pain palliation for OGX-011 in combination with docetaxel as second-line chemotherapy. FDA agreed that “durable pain palliation is an acceptable and desirable trial endpoint” to support a product marketing approval for OGX-011 as a treatment for CRPC. In addition, the FDA provided detailed guidance on the submitted protocol including recommendations on other trial endpoints, the appropriate patient population, entry criteria and trial conduct. OncoGenex intends to reach agreement on this clinical trial with the FDA under the SPA process prior to initiating this registration trial. We have recently submitted the protocol to the FDA under the SPA process. Refer to “Summary of OGX-011 Product Registration Strategy” for further details.

OncoGenex has also received Fast Track designation from the FDA for development of OGX-011 in combination with docetaxel for progressive metastatic prostate cancer. Fast Track designation was granted on the basis that OGX-011 may provide a significant improvement in the treatment for a serious or life-threatening disease.
We believe that the consistent and mature results from across our completed phase 2 trials for OGX-011, as well as our advanced regulatory strategy, including a Special Protocol Assessment and Fast Track Status, has the Company well positioned as we look to partnering strategies.
As of February 9, 2009, OGX-011 had been administered to 294 patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events associated with OGX-011 consisted of flu-like symptoms. The moderate and severe adverse events most commonly associated with OGX-011 (occurring in ≥ 2% of patients) were neutropenia, vomiting, diarrhea, and difficulty breathing (“dyspnea”).
The United States adopted name (‘USAN”) for the OGX-011 drug product is custirsen sodium.
OGX-427
The development program for OncoGenex’ second product candidate, OGX-427, is focused on reducing heat shock protein 27 production to enhance treatment sensitivity and delay tumor progression in patients who have not fully developed treatment resistance and to restore treatment sensitivity in patients who have developed treatment resistance. Heat shock protein 27 is also a protein that is over-produced in response to many cancer treatments and which we believe promotes cell survival based on preclinical data.
A number of pre-clinical studies conducted by the Prostate Centre and others have shown that inhibiting the production of Hsp27 in human prostate, breast, ovarian, pancreatic and bladder tumor cells sensitizes the cells to chemotherapy. Pre-clinical studies conducted by the Prostate Centre and others have shown that reducing Hsp27 production induced tumor cell death in prostate, breast, non-small cell lung, bladder and pancreatic cancers. The Prostate Centre has also conducted pre-clinical studies that indicate that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy.
OncoGenex is developing OGX-427 as a monotherapy and to enhance the effects of chemotherapy in a variety of cancers. OGX-427 is being evaluated in a phase 1 clinical trial both as a monotherapy and in combination with chemotherapy. OncoGenex began treating patients in this clinical trial in July 2007 and completed the monotherapy evaluation of OGX-427 at the end of 2008. There has not been dose-limiting toxicity defining the maximum tolerated dose. As specified in the protocol, since the maximum tolerated dose for OGX-427 as a monotherapy was not reached after evaluating the 1000 mg dose, the 800- and 1000-mg dose will be evaluated in combination with docetaxel. Evaluation of OGX-427 in combination with docetaxel is ongoing. ASCO has selected an abstract on this clinical trial for oral presentation, and we expect that data from this clinical trial will be presented at their 2009 Annual Meeting in the second quarter of our 2009 fiscal year.
As of February 12, 2009, OGX-427 has been administered to 34 patients with various types of cancer in a phase 1 clinical trial. Enrollment in the OGX-427 monotherapy aspect of the phase 1 clinical trial is complete and dose-limiting toxicity was not reached at the highest doses evaluated. Enrollment in the OGX-427 in combination with docetaxel aspect of the clinical trial is ongoing. All patients experienced adverse events, the majority of which were unrelated to OGX-427. Of the adverse events associated with OGX-427, the majority of adverse events were mild and the most common adverse events consisted of flu-like symptoms, infusion-related reactions, pruritus and flushing. Serious adverse events have been reported for seventeen patients (50%). The serious adverse events were unrelated to OGX-427 administration for 14 patients and associated with OGX-427 administration for 3 patients. The events that were associated with OGX-427 administration were elevated creatinine in two patients, an indicator of kidney function, and rigors and chills in one patient.

SN2310
Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. The phase 1 clinical trial evaluated safety in patients with advanced cancer who have received on average 3 to 5 prior chemotherapy treatments.
SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. The phase 1 clinical trial has been completed and the dose-limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was a significant decrease in the number of neutrophils (“neutropenia”), a type of white blood cell that is involved in the body’s defense against infections. Some of the patients experienced adverse events, which were considered unrelated to the trial drug and attributed to the underlying disease. Of the adverse events associated with the administration of SN2310, most were mild and the most common events were nausea, diarrhea, vomiting and fatigue. Mild to moderate reactions (back/chest pain, flushing) have been observed during infusions. Significant neutropenia has occurred in some patients and was the dose-limiting toxicity observed, sometimes associated with fever or septicemia.
OGX-225
The development program for OncoGenex’ fourth product candidate, OGX-225, is focused on reducing the production of both insulin-like growth factor binding protein 2 (“IGFBP-2”) and insulin-like growth factor binding protein 5 (“IGFBP-5”) with a single product to enhance treatment sensitivity and delay tumor progression. Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers. Increased IGFBP-2 or IGFBP-5 production is linked to faster rates of cancer progression, treatment resistance and shorter survival duration. OncoGenex believes employing OGX-225 as a single product to simultaneously inhibit the production of both IGFBP-2 and IGFBP-5 has the potential to delay disease progression in cancers dependent upon insulin-like growth factor 1 (“IGF-1”), for proliferation. OncoGenex has completed pre-clinical proof of concept studies with OGX-225.
OncoGenex believes that because IGFBP-2 and IGFBP-5 are over-produced in a variety of cancers, OGX-225 may have broad market potential to treat many cancer indications. OncoGenex believes that the initial opportunity for OGX-225 would be in breast and prostate cancer patients early in the course of their recurrence after failed hormone ablation therapy.
OncoGenex has identified the lead compound and has completed numerous pre-clinical proof of concept studies with OGX-225 indicating that it delays progression to hormone independence in prostate and breast cancer model systems. OncoGenex has not defined when it will initiate the pre-clinical studies required for a regulatory submission and initiation of phase 1 clinical trials.
CSP-9222
Product candidate CSP-9222 is the lead compound from a family of caspase activators. These novel, small molecules have been identified as activators of programmed cell death in pre-clinical models.

The following table summarizes the status of OncoGenex’ product development programs:

	Cancer Indication and			Recent and Expected Near Term Data
Product Candidate	Study	Treatment Combination(1)	Development Phase/Status	Releases
OGX-011 phase 3(2)	Castrate Resistant Prostate Cancer — Survival Endpoint (OGX-011-11)	First-line docetaxel with and without OGX-011	• Not yet initiated; Protocol being developed	• Initiation of trial conditional upon partnering or financing
	Castrate Resistant Prostate Cancer — Survival Endpoint (OGX-011-08)	Docetaxel as second-line chemotherapy with and without OGX-011	• Not yet initiated; SPA approved by the FDA	• Initiation of trial conditional upon partnering or financing
	Castrate Resistant Prostate Cancer — Durable Pain Palliation Endpoint (OGX-011-10)	Docetaxel as second-line chemotherapy with and without OGX-011	• Not yet initiated; SPA pending	• Initiation of trial conditional upon partnering or financing
OGX-011 phase 2	Castrate Resistant Prostate Cancer (OGX-011-03)	First-line docetaxel with and without OGX-011	• Phase 2 ongoing — accrual and treatment complete	• Interim survival data presented Dec./08 • Data to be presented Q2/2009 at 2009 ASCO Annual Meeting
	Castrate Resistant Prostate Cancer (OGX-011-07)	OGX-011 with second-line chemotherapy (docetaxel or mitoxantrone)	• Phase 2 ongoing — accrual and treatment complete	• Interim data presented at ASCO GU Symposium 2008 Manuscript in preparation
	Castrate Resistant Prostate Cancer (OGX-011-07A)	OGX-011 with docetaxel as second-line chemotherapy	• Phase 2 ongoing — accrual and treatment complete	• Manuscript in preparation
	Advanced Non-Small Cell Lung Cancer (OGX-011-05)	OGX-011 with first-line chemotherapy (gemcitabine and cisplatin or gemcitabine and carboplatin)	• Phase 2 completed	• 2-year survival data presented Feb 2009. • Manuscript in preparation
	Localized Prostate Cancer (OGX-011-04)	OGX-011 with hormone ablation therapy	• Phase 2 completed	• Results presented at ASCO GU 2008
	Advanced Breast Cancer (OGX-011-06)	OGX-011 with docetaxel as second-line chemotherapy	• Phase 2 completed	• Data published in Clinical.Cancer.Research 2009
OGX-011 phase 1	Localized Prostate Cancer (OGX-011-01)	OGX-011 with hormone ablation therapy	• Phase 1 completed	• Data published in Journal of National Cancer Institutute 2005
	Solid Tumors (prostate, breast, NSCL, ovarian, renal, bladder, peritoneum) (OGX-011-02)	OGX-011 with docetaxel	• Phase 1 completed	• Data published Clinical Cancer Research 2008
OGX-427	Solid Tumors	OGX-427 with and without chemotherapy	• Phase 1 ongoing- accrual and treatment complete for evaluation of OGX-427 as monotherapy	• Monotherapy evaluation complete — maximum tolerated dose not determined at highest dose level. • 2009 — Determine maximum tolerated dose with chemotherapy
• Data to be presented Q2/2009 at 2009 ASCO Annual Meeting
	Bladder Cancer	OGX-427 as monotherapy	• Not yet initiated; Initial patient enrolment expected in Q2/2009	• None
SN2310	Solid Tumors	SN2310 administered to heavily pre-treated patients with advanced cancer	• Phase 1 completed	• Enrolment and treatment completed - maximum tolerated dose determined
OGX-225	Solid Tumors	OGX-225 with and without chemotherapy	• Pre-clinical proof-of-concept studies completed	• None
CSP-9222	Solid Tumors	To be determined	• Formulation to be determined	• None

(1)	In all of OncoGenex’s prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

(2)	We have designed three possible phase 3 clinical trials to evaluate the clinical benefit of OGX-011 in CRPC. OncoGenex believes that two of the three studies will be required for product marketing approval. Currently, OncoGenex intends that the first-line docetaxel with and without OGX-011 will be combined with one of the second-line clinical trials. Determination of which of the two second-line studies will be conducted is dependent upon further discussions with the FDA.
Overview of Market and Treatment
In North America, cancer is expected to strike slightly fewer than one in two men and slightly more than one in three women in their lifetimes and has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimated that in 2008 approximately 1,437,180 new patients in the United States would be diagnosed with cancer and that there would be approximately 565,650 patient deaths attributable to cancers.
Typically, cancer treatment is given sequentially and can include surgery, radiation therapy, chemotherapy and hormone therapy. Although a particular therapy may initially be effective, tumor cells often react to therapeutic treatment by increasing the production of proteins that afford them a survival advantage, which enable them to become resistant to therapy, multiply and spread to additional organs. As a result, many patients progress rapidly through all available therapies and ultimately die.

Our Strategy
•	Focus on gaining market approval for OGX-011 by conducting registration trials that demonstrate efficacy and safety. OncoGenex believes that its pre-clinical and clinical data support the use of OGX-011 to improve the activity of chemotherapy in both CRPC and NSCLC indications. OncoGenex will initially focus its development efforts on the CRPC indication.
•	Conclude a partnership or licensing agreement with a third party pharmaceutical or biotechnology company that has sufficient resources to fund, or co-fund with OncoGenex, the continued development of OGX-011.
•	Advance OncoGenex’ product pipeline by conducting clinical trials across multiple cancer indications for OGX-427. Consistent with the strategy OncoGenex is following for OGX-011, OncoGenex intends to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate its assessment of this product candidate for further development.
•	Focus on developing and commercializing new cancer therapies to inhibit treatment resistance in cancer patients. OncoGenex plans to leverage its expertise in discovery and development to bring new products to market as fast as possible. OncoGenex intends to maintain and develop its relationships with the Prostate Centre, and develop relationships with other research institutions in order to identify and source additional product candidates.
•	Optimize the development of OncoGenex’ product candidates through use of outsourcing and internal expertise. In order to increase efficiency and lower its overhead OncoGenex outsources and plans to continue to outsource pre-clinical and manufacturing activities. OncoGenex has chosen to establish critical product development functions in-house including clinical trial management and regulatory affairs.
Summary of OGX-011 Product Registration Strategy
Based on our phase 2 results in 294 patients treated with OGX-011 (or over 300 patients if including patients in control groups), we believe that registration trials for market approval are warranted with OGX-011 in CRPC and NSCLC, although we will initially focus its development efforts on the CRPC indication.
We have designed three possible phase 3 clinical trials to evaluate the clinical benefit of OGX-011 in CRPC. We believe that two of the three phase 3 studies will be initiated and required for product marketing approval. The three clinical trial designs are:
•	Evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC;
•	Evaluating a survival benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 800 men with CRPC; and
•	Evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC.
Currently, we plan to discuss with the FDA the phase 3 registration trial evaluating first-line docetaxel with and without OGX-011 and the strategy of combining the first-line registration trial with one of the second-line clinical trials for NDA submission. Determination of which of the two second-line studies will be conducted is dependent upon further discussions with the FDA. We previously reached an agreement with the FDA on the design of the phase 3 registration trial for evaluating a survival benefit for OGX-011 in combination with second-line chemotherapy in men with CRPC. Similarly, we plan to reach an agreement with the FDA on the phase 3 registration trial evaluating survival benefit for OGX-011 in combination with first-line docetaxel in men with CRPC.

In the third quarter of 2008 OncoGenex discussed with the FDA, in a teleconference meeting, the design of the clinical trial evaluating durable pain palliation for OGX-011 in combination with docetaxel as second-line chemotherapy. The FDA agreed that “durable pain palliation is an acceptable and desirable trial endpoint” to support a product marketing approval for OGX-011 as a treatment for CRPC. In addition, the FDA provided detailed guidance on the submitted protocol including recommendations on other trial endpoints, the appropriate patient population, entry criteria and trial conduct. We have recently submitted the protocol to the FDA and intend to reach agreement on this clinical trial with the FDA under the SPA process prior to initiating this registration trial.
OncoGenex has received Fast Track designation from the FDA for development of OGX-011 in combination with docetaxel for progressive metastatic prostate cancer.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trials
Five phase 2 clinical trials have been conducted to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancer. The following is a summary of the clinical trials evaluating OGX-011.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in First-Line Castrate Resistant Prostate Cancer
Accrual and patient treatment are complete in a randomized phase 2 clinical trial in patients with CRPC evaluating docetaxel in combination with OGX-011 as first-line chemotherapy. In this phase 2 trial, patients were randomized to receive either docetaxel or OGX-011 plus docetaxel. Eighty-one patients are included for analysis: 41 received docetaxel and 40 received docetaxel plus OGX-011.
In December 2008, we reported a median survival of 27.5 months for the patients in the OGX-011 arm and 16.9 months for those in the control arm. Results currently indicate that patients in the OGX-011 arm have a death rate approximately 40% lower than patients in the control arm. The current results are based on trial data with 40% of patients remaining alive and a median follow-up of approximately 30 months for both arms. Additional survival updates are needed before a mature median survival for the OGX-011 arm can be reported. Based on the current results, OncoGenex has calculated that the final median survival for patients in the OGX-011 arm cannot be lower than 22.7 months representing at least a 5.8 month median survival benefit. For comparison, docetaxel was approved for treatment of metastatic CRPC by the FDA based on a survival advantage of 2.4 months over mitoxantrone. ASCO has selected an abstract on this clinical trial for oral presentation, and we expect that data from this clinical trial will be presented at their 2009 Annual Meeting in the second quarter of our 2009 fiscal year. Other previously reported results in favor of OGX-011 are summarized as follows:
•	longer time on treatment and a greater median number of treatment cycles administered in the docetaxel plus OGX-011 arm (median of 8 cycles) compared to the docetaxel only arm (median of 6 cycles);
•	Fewer patients treated with docetaxel plus OGX-011 discontinued study treatment for death or reasons associated with disease progression compared to the docetaxel alone arm (8 versus 17 patients, respectively);
•	Most common adverse events related to OGX-011 were mild and included increased frequencies of neuropathy, rigors/chills, fever, diarrhea and rash. The only increase in moderate adverse events was an increase in lymphopenia. Lymphopenia is a decrease in lymphocytes, a type of white blood cell involved in the body’s defence against infections. To date this has been a laboratory finding with no clinical evidence of a problem with infections. Thus, overall OGX-011 has a well tolerated safety profile, especially considering the longer time on treatment;
•	higher frequency of patients with measurable disease control (defined as objective responses plus stable measurable disease) at 92% in the docetaxel plus OGX-011 arm compared to 74% in the docetaxel only arm;
•	lower frequency of progressive disease as evidenced by PSA or measurable disease at 0% and 4% in the docetaxel plus OGX-011 arm compared to 10% and 22% in the docetaxel only arm, respectively; and
•	significant reduction in mean serum clusterin levels in the OGX-011 arm versus an increase in mean serum clusterin levels in the control arm.
ASCO has selected an abstract on this clinical trial for oral presentation, and we expect that updated data from this clinical trial will be presented at their 2009 Annual Meeting in the second quarter of our 2009 fiscal year.

Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in Second-Line Castrate Resistant Prostate Cancer
OncoGenex has completed accrual and patient treatment in its randomized phase 2 clinical trial in patients with CRPC evaluating OGX-011 in combination with either docetaxel or mitoxantrone as second-line chemotherapy. In this phase 2 trial, patients who were previously treated with a first-line, docetaxel-based chemotherapy regimen and progressed on or within 6 months of discontinuation of docetaxel treatment were randomized to receive OGX-011 plus either docetaxel retreatment or mitoxantrone. Initially, forty-two patients were randomized and received at least one cycle of OGX-011 and chemotherapy and were included for analysis: 20 patients received docetaxel retreatment plus OGX-011 and 22 patients received mitoxantrone plus OGX-011. The protocol was amended to allow additional patients to be enrolled in the docetaxel retreatment arm. Enrollment into the amended protocol was initiated in May, 2007 and 25 additional patients were enrolled as of September, 2007. All patients received at least one cycle of OGX-011 and docetaxel retreatment and were included in the analysis. As of January 14, 2009, 27% of the 67 patients remain alive.
The preliminary results for the clinical trial are summarized as follows:
•	survival duration is longer than the survival duration observed in the follow-up evaluation of patients on the TAX 327 Study who later received second-line chemotherapy and were available for long-term follow up. In the follow-up evaluation of TAX 327, 237 patients received either docetaxel or mitoxantrone as second-line chemotherapy. The median (50%) survival duration from the start of second-line chemotherapy was 10 months for both groups of patients (patients receiving mitoxantrone as second-line chemotherapy after receiving docetaxel as first-line chemotherapy or patients receiving docetaxel as second-line chemotherapy after receiving mitoxantrone as first-line chemotherapy). As of January 14, 2009, the estimated median survival duration for the OGX-011 plus mitoxantrone arm was 11.4 months based on a median follow-up of 26 months. For the OGX-011 plus docetaxel retreatment arm, the median survival is mature and is estimated at 15.8 months for the 20 randomized patients, based on a median follow-up of 26 months, and 13.0 months for the combined 45 patients (20 randomized patients plus 25 patients on the amended protocol), based on a median follow-up of 18 months. The median survival is mature for the 20 randomized patients whereas additional survival updates are needed before a mature median survival for combined 45 patients can be reported;
•	longer time on chemotherapy than expected for second-line treatment with generally 1 to 2 more chemotherapy cycles administered compared to other published studies;
•	examples of reversing chemoresistance by adding OGX-011 during docetaxel retreatment as second-line chemotherapy based on prostate specific antigen levels;
•	the survival data from OncoGenex’ clinical trial also compares favorably to the median survival duration of 9.6 months for patients who received second-line docetaxel after first-line docetaxel in a retrospective BCCA Study. The patients in the BCCA Study had a better prognosis than the patients in OncoGenex’ clinical trial;
•	preliminary analyses have shown that treatment with OGX-011 in combination with chemotherapy significantly lowers serum clusterin levels and that average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival. Patients with low average serum clusterin levels during treatment had a median survival of approximately 15.2 months compared to approximately 8.5 months for patients with high average serum clusterin levels during treatment; and
•	durable pain responses defined as a duration of 12 weeks or greater were observed in 44% of evaluable patients in the docetaxel retreatment plus OGX-011 arm and in 38% of patients in the mitoxantrone arm. These durable pain responses have occurred in a higher than expected frequency since patients receiving second-line chemotherapy have more advanced disease and may have more profound, or resistant, prostate cancer-related pain. These data compare favorably to data from the TAX 327 Study that reported pain response outcomes for patients receiving first-line chemotherapy. In the TAX 327 Study when patients were treated with first-line docetaxel, not all of the 35% of patients reported as having a pain response had a pain response duration of three months since the median duration was 3.5 months with a lower limit of 2.4 months. Thus, this rate of durable pain response is lower than the 44% of patients treated with second-line docetaxel plus OGX-011. Similarly, in the TAX 327 Study when patients were treated with first-line mitoxantrone, 22% of patients had a durable pain response of three months or longer compared to the 38% of patients treated with second-line mitoxantrone plus OGX-011.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in Non-Small Cell Lung Cancer
OncoGenex completed accrual and patient treatment in its clinical trial in patients with advanced NSCLC, evaluating OGX-011 in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. In this phase 2 trial, 81 patients with advanced NSCLC received OGX-011 in combination with gemcitabine and a platinum chemotherapy as first-line chemotherapy. Eighty two percent of the patients had stage IV disease at enrollment. Patients are being followed for survival with 20% of patients remaining alive at a median follow up of 33 months. The preliminary results are summarized as follows:
•	the median overall survival was 14.1 months and 54% of patients survived at least 1 year;
•	in January 2009, we reported that at two years, 30% of patients who had received OGX-011 with first-line chemotherapy were alive;

•	for comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 10.8 months and one-year survival rates of 33% to 43%. Market approval for Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively;
•	73% of patients achieved disease control; and
•	preliminary analyses have shown that treatment with OGX-011 in combination with gemcitabine and a platinum chemotherapy significantly lowers serum clusterin levels and that average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in Advanced Breast Cancer
In January 2009, the results of this clinical trial in patients with advanced breast cancer evaluating OGX-011 in combination with docetaxel as first-line or second-line chemotherapy were published in the scientific journal, Clinical Cancer Research. The authors’ conclusion was as follows:
•	the combination of OGX-011 and docetaxel at 75 mg/m2 is well tolerated and clinical activity was seen in these patients with metastatic breast cancer.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in Patients with Castrate Resistant Prostate Cancer Receiving Hormone Ablation Therapy
This study was an Investigator-Sponsored study that evaluated weekly OGX-011 with androgen withdrawal therapy for 3 months duration in patients with high-risk, localized prostate carcinoma prior to radical prostatectomy. The results of the study indicated that OGX-011 was detectable in prostate tissue throughout the 14 days after the last administration; that clusterin expression was decreased in cells from lymph nodes as well as from prostate specimens; and that more of the cells in these patients were undergoing apoptosis (cell death) when compared with patients who never received androgen withdrawal therapy or who received only androgen withdrawal therapy.
Second Generation Antisense Technology
OGX-011, OGX-427 and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product by product basis, OncoGenex has collaborated with Isis Pharmaceuticals Inc. (“Isis”) and selectively licensed technology from Isis to combine Isis’ second generation antisense chemistry with the Company’s proprietary gene target sequences to create inhibitors which are designed to down regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, allowing for less frequent dosing and thereby making treatment easier on patients at a lower associated cost. For example, clinical data from OncoGenex’ phase 1 clinical trial in prostate cancer patients demonstrated that weekly intravenous administration of OGX-011 resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. This data demonstrates that following systemic administration, OGX-011 entered tumor cells and inhibited clusterin production.
License and Collaboration Agreements
Isis Pharmaceuticals, Inc.
OGX-011
In November 2001, OncoGenex Technologies entered into an agreement with Isis to jointly develop and commercialize OGX-011 (“Original Isis Agreement”). This strategic relationship provided OncoGenex Technologies with access to Isis’ proprietary position in second-generation antisense chemistry for use in OGX-011, Isis’ expertise in developing antisense therapeutics, including their manufacturing expertise, and allowed OncoGenex Technologies to develop OGX-011 cost efficiently. Under the Original Isis Agreement, OncoGenex Technologies shared with Isis, on a basis of 65% OncoGenex Technologies and 35% Isis, the costs and revenues resulting from the development and commercialization of OGX-011. On July 2, 2008, OncoGenex Technologies and Isis amended the Original Isis Agreement (“Amended Isis Agreement”) pursuant to which OncoGenex Technologies is now solely responsible for the costs and development of OGX-011, and, in turn, has royalty and milestone obligations to Isis. Specifically, OncoGenex Technologies is required to pay to Isis royalties for OGX-011 ranging from 5.5% to 7% of net sales with respect to Isis and third parties. In addition, OncoGenex Technologies will pay to Isis 30% of the upfront fees and milestone payments that OncoGenex Technologies receives if it licenses OGX-011 prior to initiation of registration trials, 25% if we license OGX-011 before 20% of patients have been enrolled in a registration trial, 20% if we license OGX-011 prior to marketing approval from a regulatory authority and 15% thereafter. Neither of the parties can pursue the development or commercialization of any antisense compound for clusterin outside of the Amended Isis Agreement. This arrangement will continue until OGX-011 is no longer being developed or commercialized or until the agreement is terminated early due to an uncured material breach.

Under the Amended Isis Agreement, OncoGenex Technologies continues to have obligations to pay certain third parties royalties on net sales of OGX-011. The amount of the royalties is dependent on whether OncoGenex Technologies or Isis owe royalty payments to third parties pursuant to their respective license agreements with the third parties. In the event that the patents held by these third parties expire, OncoGenex Technologies’ royalty obligations to them and the 5.5% to 7% royalty rate payable to Isis and third parties described above will be reduced accordingly. OncoGenex Technologies does not anticipate making any royalty payments under the terms of the Amended Isis Agreement in 2009.
OncoGenex Technologies has agreed to indemnify Isis and persons affiliated with Isis against liabilities resulting from the development, manufacture, use, handling, storage, sale or other commercialization or disposition of OGX-011, caused by OncoGenex Technologies’s or its licensees’ or sublicensees’ gross negligence or willful misconduct, or caused by OncoGenex Technologies’ material breach of the agreement.
OGX-427
In January 2005, OncoGenex Technologies entered into a collaboration and license agreement with Isis to jointly identify antisense compounds designed to inhibit the production of proteins encoded by specified gene targets. OncoGenex Technologies is solely responsible for all product development activities for antisense compounds under this collaboration. This relationship provides OncoGenex Technologies with access to Isis’ proprietary position in second generation antisense chemistry for use in specified products. OncoGenex Technologies was permitted to designate up to two collaboration gene targets for collaborative research, development and commercialization. In April, 2005, Hsp27 was confirmed as a collaboration gene target. OncoGenex and Isis jointly designed and screened antisense compounds for this gene target. OncoGenex Technologies’ right to designate a second collaboration gene target expired on January 5, 2007.
Under the terms of the agreement, in the event that OncoGenex Technologies abandons OGX-427, Isis may elect to unilaterally continue development of OGX-427, in which case it must provide Isis with a worldwide license or sublicense (as the case may be) of its relevant technology solely to develop and commercialize OGX-427 in exchange for a royalty on Isis’ sales of OGX-427.
In consideration for the grant of rights related to OGX-427, on May 5, 2005 OncoGenex Technologies issued Isis a promissory note which was converted into shares of OncoGenex Technologies that were exchanged in the Arrangement for 53,200 OncoGenex Pharmaceuticals common shares. Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. It is also obligated to pay to Isis certain milestone payments as well as certain royalties on net sales for OGX-427, with the amount of royalties depending on whether third party royalty payments are owed.
OncoGenex Technologies has agreed to indemnify Isis and certain persons affiliated with Isis against liabilities caused by its and its licensees’ and sublicensees’ gross negligence or willful misconduct, its material breach of the collaboration and license agreement, and the manufacture, use, handling, storage, sale or other disposition of OGX-427 that is sold by OncoGenex Technologies or its affiliates, agents or sublicensees.

The term of the agreement will continue until the later of 10 years after the date of the first commercial sale of OGX-427, or the expiration of the last to expire of any patents required to be licensed in order to use or sell OGX-427, unless OncoGenex Technologies abandons OGX-427 and Isis does not elect to unilaterally continue development of OGX-427.
OGX-225
In August 2003, OncoGenex Technologies entered into a collaboration and license agreement with Isis to jointly identify antisense compounds related to OGX-225 targeted to inhibit the production of IGFBP-2 and IGFBP-5. OncoGenex Technologies is solely responsible for all product development activities for OGX-225. This relationship provides OncoGenex Technologies with access to Isis’ proprietary position in second-generation antisense chemistry for use in OGX-225. OncoGenex Technologies will owe Isis payments upon completion of product development milestones and royalties on product sales.
Under the agreement, neither OncoGenex Technologies nor Isis can pursue the development or commercialization of any antisense compound that inhibits the production of either IGFBP-5 or IGFBP-2 outside of the collaboration. Under the terms of the agreement, in the event that OncoGenex Technologies abandons all products developed under this agreement, including OGX-225, Isis may elect to unilaterally continue development of any or all of such abandoned product(s), in which case OncoGenex Technologies must provide Isis with a worldwide license or sublicense (as the case may be) of its relevant technology solely to develop and commercialize the abandoned product(s) in exchange for a royalty on Isis’ sales of such abandoned product(s).
In connection with entering into this agreement, OncoGenex Technologies issued shares to Isis that were exchanged in the Arrangement for 59,283 common shares of OncoGenex Pharmaceuticals. Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to OGX-225. OncoGenex Technologies is also obligated to pay to Isis certain royalty payments on net sales of OGX-225, with the amount depending on whether Isis owes royalty payments to third parties pursuant to license agreements between Isis and those third parties. We do not anticipate making any milestone or royalty payments to Isis under the terms of the agreement in 2009.
Isis has the first right to manufacture OGX-225. If Isis is unable or unwilling to manufacture OGX-225 or the parties cannot reach mutually acceptable terms, OncoGenex Technologies may have OGX-225 manufactured by a manufacturer licensed under Isis’ proprietary manufacturing and analytical technology or have OGX-225 manufactured using a process not covered by Isis’ proprietary manufacturing and analytical technology.
OncoGenex Technologies has agreed to indemnify Isis and certain individuals affiliated with Isis in respect of liabilities caused by its and their licensees’ and sublicensees’ gross negligence or willful misconduct, its material breach of the collaboration and license agreement, or the manufacture, use, handling, storage, sale or other disposition of OGX-225 that is sold by OncoGenex Technologies or its affiliates, agents or sublicensees.
The term of this agreement will continue for so long as any product is being developed or commercialized, unless the agreement is earlier terminated by OncoGenex Technologies abandoning all product(s) developed under this agreement, including OGX-225, and Isis does not elect to unilaterally continue development of any such product(s), or unless the agreement is earlier terminated by one party due to the other’s insolvency.

University of British Columbia
OGX-011
Under an agreement made in November 2001, as amended, the University of British Columbia (“UBC”) granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology combined with Isis’ second-generation antisense chemistry is OncoGenex’ product candidate, OGX-011. In connection with entering into this license agreement, the Company issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 common shares of OncoGenex Pharmaceuticals. OncoGenex Technologies agreed to pay to UBC certain royalties on milestones and the revenue from sales of OGX-011. OncoGenex Technologies is obligated to pay to UBC CAD$2,000 in annual maintenance fees. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain.
OncoGenex Technologies agreed to use its commercially reasonable efforts to develop and exploit the licensed technology and any improvements. OncoGenex Technologies also agreed to promote, market and sell any resulting products and to cause the market demand for such products to be satisfied. OncoGenex Technologies is permitted to sublicense the technology, subject to certain consent and other requirements. OncoGenex Technologies directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement. OncoGenex Technologies indemnifies UBC and certain of UBC’s affiliates against liability arising out of the exercise of any rights granted pursuant to the agreement. The term of this agreement will expire on the later of 20 years from its effective date or the expiry of the last patent licensed under the agreement. Subject to patent term extensions, the current granted patent for OGX-011 expires in the United States in 2021 and would expire in all other jurisdictions by 2020. OncoGenex Technologies has additional patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patents. OncoGenex Technologies may also file additional patent applications related to clusterin that could potentially extend the expiration date of the last to expire patent in this area.
OGX-427
Under an agreement made in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology combined with Isis’ second-generation antisense chemistry is OncoGenex’ product candidate, OGX-427. In connection with entering into this license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 common shares of OncoGenex Pharmaceuticals. OncoGenex Technologies also agreed to pay to UBC certain royalties on the revenue from sales of OGX-427, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell OGX-427. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. OncoGenex Technologies is obligated to pay to UBC CAD$2,000 in annual maintenance fees. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain.
Subject to certain exceptions, OncoGenex Technologies agreed to use its commercially reasonable efforts to (i) develop and exploit the licensed technology and any improvements, and (ii) promote, market and sell any resulting products. OncoGenex Technologies is permitted to sublicense the technology, subject to certain consent and other requirements. OncoGenex Technologies directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement. OncoGenex Technologies indemnifies UBC and certain of UBC’s affiliates against liability arising out of the exercise of any rights granted pursuant to the agreement. The term of this agreement will expire on the later of 20 years from its effective date or the expiry of the last patent licensed under the agreement. Depending on the outcome of the pending patent applications in the licensed patent family, and subject to any applicable patent term extensions, a patent issuing from this family would expire in all jurisdictions by 2023. OncoGenex Technologies may also file additional patent applications related to Hsp27 that could potentially extend the expiration date of the last to expire patent in this area.

OGX-225
Under a series of agreements made between November 2001 and October 2005, as amended, UBC granted to OncoGenex Technologies exclusive, worldwide licenses to commercialize its existing intellectual property and any improvements related to IGFBP-2 and IGFBP-5. This technology combined with Isis’ second-generation antisense chemistry is OncoGenex’ product candidate, OGX-225. In connection with entering into these license agreements, the Company issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 13,501 common shares of OncoGenex Pharmaceuticals. OncoGenex Technologies agreed to pay to UBC certain royalties on the revenue from sales of OGX-225, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell OGX-225. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to OGX-225. OncoGenex Technologies is obligated to pay to UBC CAD$4,000 in annual maintenance fees. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain.
Subject to certain exceptions, OncoGenex Technologies agreed to use commercially reasonable efforts to (i) develop and exploit the licensed technology and any improvements, and (ii) promote, market and sell any resulting products and cause the market demand for such products to be satisfied. OncoGenex Technologies is permitted to sublicense the technology, subject to certain consent and other requirements. OncoGenex Technologies directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement. OncoGenex Technologies indemnifies UBC and certain of UBC’s affiliates against liability arising out of the exercise of any rights granted pursuant to the agreement. The term of this agreement will expire on the later of 20 years from its effective date or the expiry of the last patent licensed under the agreement. The patent estate for OGX-225 comprises three patent families: inhibitors of IGFBP-2 production, IGFBP-5 production and single product candidates that simultaneously inhibit both IGFBP-2 and IGFBP-5 production. OGX-225 is a single product that is designed to inhibit the production of both IGFBP-2 and IGFBP-5. Patent protection for OGX-225 may rely on one or more of these patent families. Depending on the outcome of the pending patent applications within these families, and subject to any applicable patent term extensions, the patents issuing from these families would expire in all jurisdictions between 2020 and 2024. OncoGenex Technologies may also file additional patent applications related to IGFBP-2 and/or IGFBP-5 that could potentially extend the expiration date of the last to expire patent in this area.
CSP-9222
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC (“Bayer”) for development of a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments (“Anniversary Payments”) to Bayer on June 27th of each year, with an initial payment of $100,000 in 2009. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial relating to CSP-9222, at which point the Anniversary Payments reset to $100,000 and increase by $25,000 until the Company achieves either the first NDA filing in the United States or the European Union relating to CSP-9222. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.

Summary of Royalty, Upfront and Milestone Obligations by Product
The tables below set forth, by product candidate, the estimated royalty payments and upfront and milestone payments to which OncoGenex is subject under the license and collaboration agreements described above. The occurrence and receipt of upfront and milestones payments and the generation of royalty revenue are uncertain.

Royalty Obligations to Third Parties	Total Payable
OGX-011(1)	4.0 – 8.0%
OGX-427(1)	3.25 – 5.75%
OGX-225(1)	2.88 – 5.25%
CSP-9222(2)	3.5 – 7.5%

(1)	Minimum royalty rates assume certain third party royalties are not payable at the time that the product candidate is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third party royalty rates currently in effect continue in effect at the time that the product candidate is marketed and are net of anti-stacking provisions specified in OncoGenex’ agreements.

(2)	Royalty rates are tiered based on level of annual sales.

Upfront and Milestone Obligations to Third Parties	Total Payable

OGX-011
OGX-011 licensed prior to initiation of a registration trial	31%
OGX-011 licensed prior to 20% of patients enrolled in a registration trial	26%
OGX-011 licensed prior to marketing approval	21%
OGX-011 licensed thereafter	16%

OGX-427(1)(2)
Start Phase 2 Clinical Trial	$832,000
Start Phase 3 Clinical Trial	$1,454,000
1st Major Market Approval	$1,908,000
2nd Major Market Approval	$1,500,000

OGX-225(2)
Start Phase 2 Clinical Trial	$582,000
Start Phase 3 Clinical Trial	$1,204,000
1st Major Market Approval	$1,408,000
2nd Major Market Approval	$1,000,000

CSP-9222
Start Phase 3 Clinical Trial	$3,000,000
1st NDA filing in the United States	$2,000,000
1st NDA filing in the European Union	$1,000,000
1st Market Approval in United States	$5,000,000
1st Market Approval in European Union	$3,000,000

(1)	Additional milestone payments may be required in respect of OGX-427 for product approvals outside the field of oncology.

(2)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2008 exchange rate of US$1.00 = CAD$1.224, and rounded to the nearest $1,000.

Government Regulations—Drug Approval Process
Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical trials, to produce and market products for human use, mandatory procedures and safety standards, established by the FDA in the U.S. and by comparable agencies in other countries, must be followed.
The standard process before a pharmaceutical agent may be marketed includes the following steps:
•	preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;
•	submission to national health authorities of an Investigational New Drug (“IND”) IND, or Clinical Trials Application (“CTA”) or equivalent dossier, which must be accepted by each national health authority before human clinical trials may commence in that country;
•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug in its intended population and use(s);
•	submission to appropriate national and/or regional regulatory health authorities of a NDA, or equivalent marketing authorization application, which application is not automatically accepted for review; and
•	approval by appropriate regulatory health authorities of the marketing authorization application prior to any commercial sale or shipment of the drug in each country or jurisdiction.
As part of the regulatory health authority approval for each product, the drug-manufacturing establishment is subject to inspection by the FDA and must comply with current Good Manufacturing Practices (“cGMP”) requirements applicable to the production of pharmaceutical drug products. The facilities, procedures, and operations of manufacturers must be determined to be adequate by the FDA before product approval.
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
Clinical trials are conducted in accordance with protocols that detail the parameters to be used to monitor safety and efficacy. Each protocol is submitted to regulatory health authorities as part of the IND/CTA, in each country where clinical trials are to be conducted. Each clinical trial is approved and monitored by independent Institutional Review Boards or Ethics Committees who consider ethical factors, informed consent documents, the safety of human subjects and the possible liability of the institutions conducting a clinical trial. The Institutional Review Board or Ethics Committee may require changes in the clinical trials protocol, which may delay initiation or completion of the trial.
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
The process of completing clinical testing and obtaining regulatory health authority approval for a new product takes a number of years and requires the expenditure of substantial resources. Regulatory health authorities may conclude that the data submitted in a marketing authorization application are not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the application, and further review. Even after initial approval has been obtained, further studies may be required to provide additional data about the approved indication, and further studies will be required to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, health authorities require post-marketing surveillance programs to monitor the drug product’s side effects.

Marketing of pharmaceutical products outside of the U.S. is subject to regulatory requirements that vary from country to country. In the European Union, the general trend has been towards coordination of common standards for clinical testing of new drug products. Centralized approval in the European Union is coordinated through the European Medicines Agency (“EMEA”).
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
Contract Research Agreements
Consistent with OncoGenex’ strategy to outsource certain product development activities, it has established contract research agreements for pre-clinical, manufacturing and data management services. OncoGenex chooses which business or institution to use for these services based on their expertise, capacity and reputation and the cost of the service.
OncoGenex also provides quantities of its product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of its product candidates with other cancer therapies in various cancer indications. These collaborations expand OncoGenex’ research activities for its product candidates with modest contribution from OncoGenex.
Research and Development Expenditures
For the years ended December 31, 2008, 2007 and 2006, our expenditures for research and development activities were $7.8 million, $4.1 million, and $8.0 million, respectively. Such research and development expenses primarily related to the advancement of our lead product candidate, OGX-011.
Manufacturing
OncoGenex does not own facilities for the manufacture of materials for clinical or commercial use. It relies and expects to continue to rely on contract manufacturers to manufacture its product candidates in accordance with current good manufacturing practice (“cGMP”), for use in clinical trials. OncoGenex will ultimately depend on contract manufacturers for the manufacture of its products, when and if it has any, for commercial sale, as well as for process development as required.
To date, all active pharmaceutical ingredient (“API”), for OGX-011 has been manufactured by Isis on a purchase order basis, under cGMP. Drug product manufactured from API has been performed by Formatech, Inc. and Pyramid Laboratories Inc. in several separate manufacturing campaigns, pursuant to purchase orders or short-term contracts with OncoGenex or its licensors. For OGX-427, all API has been manufactured for OncoGenex by Avecia Biotechnology Inc. and all drug product has been manufactured for OncoGenex by Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. Contract manufacturing for commercial product is being evaluated and may or may not be performed at the current manufacturers. Larger contract manufacturers that can meet higher commercial drug quantities may be required and contracted to manufacture OncoGenex’ products for commercial sale, when and if it has any.

Intellectual Property
OncoGenex’ success depends in part on its ability to obtain and maintain proprietary protection for its product candidates, technology and know-how; prevent others from infringing the proprietary rights for its product candidates; and operate without infringing on the proprietary rights of others.
As of December 31, 2008, OncoGenex Pharmaceuticals, Inc. or its subsidiary OncoGenex Technologies Inc., owned or had licenses to approximately 65 granted or issued U.S. and foreign patents, and approximately 142 pending U.S. and foreign patent applications worldwide.
For each of OGX-011, OGX-427 and OGX-225, OncoGenex’ intellectual property results from its licenses with UBC and Isis. In addition, Isis has assigned a three-member patent family related to clusterin antisense to OncoGenex Technologies.
OncoGenex has been granted non-exclusive rights to all intellectual property owned, licensed or otherwise controlled by Isis at the date of its agreements with Isis that relate to second-generation antisense chemistry and that are required for its product candidates (such as OGX-011, OGX-427 and OGX-225). Isis is generally restricted from engaging in research, development and commercialization of antisense compounds related to clusterin, Hsp27, IGFBP-5 and IGFBP-2, other than as provided in the collaboration and license agreement related to each target. Isis directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of these patent rights, which extend to numerous jurisdictions throughout the world. Individual patents have terms of protection depending on the laws of the countries in which the applications are made.
All TOCOSOL™ and SN2310 intellectual property is owned by OncoGenex Pharmaceuticals, Inc, and intellectual property relating to CSP-9222 is licensed from Bayer.
For intellectual property under license from UBC and Bayer, OncoGenex directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement. For this intellectual property, OncoGenex files patent applications in the United States, Canada, Europe (through the European Patent Office), Japan, and other jurisdictions.
Composition of matter patents covering OGX-011, OGX-427, SN2310, CSP-9222 and TOCOSOL™ have issued in the U.S. and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the U.S. and certain other countries.
Generally, patents issued in the U.S. are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date or 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date. OncoGenex’ licensed UBC patent estate, based on those patents and applications existing now and expected by OncoGenex to issue, will expire in years ranging from 2020 to 2024, without the benefit of extensions. OncoGenex’ TOCOSOL™ patent terms will expire starting from 2018, and the SN2310 and CSP-9222 patent terms from 2023. Patent term extensions, specifically to make up for regulatory delays, are available in the U.S., Europe, and Japan. Although OncoGenex believes that some or all of its product candidates will meet the criteria for patent term extensions, there can be no assurance that it will obtain such extensions.
OncoGenex also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation, which we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants in our drug development research. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or know-how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.
OncoGenex is aware of an issued U.S. patent and corresponding foreign counterparts containing claims relating to antisense sequences that inhibit IGFBP-2. Certain of these claims may be broad enough in scope such that, if OncoGenex chooses to commercialize OGX-225 in the U.S. or in any foreign jurisdiction in which a corresponding patent has issued, it may infringe such claims. OncoGenex believes that there may be multiple grounds on which to challenge the validity of the U.S. patent and possibly the foreign counterparts, and it may determine to make such a challenge. Alternatively, it is possible that OncoGenex may determine it prudent to seek a license from the patent holder to avoid potential extended litigation and other potential disputes.

Competition
The development and commercialization of new drugs is highly competitive. OncoGenex’ major competitors are large pharmaceutical, specialty pharmaceutical and biotechnology companies, in the United States, Canada and abroad. Many oncology drugs in clinical trials are being developed for the four primary cancer indications: lung, breast, colorectal, and prostate cancer. Certain of these drugs are, like OncoGenex’ OGX-011, OGX-427, and OGX-225, designed to interfere with treatment resistance. If new drugs targeting treatment resistance are approved for sale for the indications that OncoGenex is targeting in advance of OncoGenex’ product candidates, or even after their commercialization, it may reduce the market’s interest in its product candidates. OncoGenex is aware of several other companies developing therapeutics, whether antisense or otherwise, that seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. OncoGenex’ competitors may seek to identify gene sequences, protein targets or antisense chemistry different from that of OncoGenex, and outside the scope of its intellectual property protection, to develop antisense therapeutics that serve the same function as its product candidates. OncoGenex’ competitors may also seek to use mechanisms other than antisense to inhibit the proteins that its product candidates are designed to inhibit the production of.
Many of OncoGenex’ existing and potential competitors have substantially greater financial resources and expertise in manufacturing, developing products, conducting clinical trials, obtaining regulatory approvals, and marketing than OncoGenex. These entities also compete with OncoGenex in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to its programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, it must be recognized that cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since OGX-011 and OGX-427 are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs will potentially be synergistic with many new and currently marketed therapies.
OncoGenex’ ability to compete successfully will depend largely on its ability to:
•	establish that its product candidates are well tolerated and result in a clinical benefit when administered to cancer patients;
•	advance the development of its lead programs, including the enrollment of patients for its clinical trials;
•	gain regulatory approval for its product candidates in their respective first indications as well as expand into additional indications;
•	commercialize its lead product candidates successfully, including convincing physicians, insurers and other third-party payors of the advantages of its products, when and if it has any, over current therapies;
•	obtain intellectual property protection and protect the exclusivity for its product candidates and products, when and if it has any; and
•	acquire other product candidates to expand its pipeline.

Trademarks
OncoGenex owns two approved Canadian trademarks: OncoGenex™ and Bringing Hope to Life™. OncoGenex has registered corresponding trademark Bringing Hope to Life™ in the U. S., and applied for OncoGenex™ in that jurisdiction. OncoGenex is aware of a company called Tikvah Therapeutics of Atlanta, Georgia, which has filed Bringing Hope to Life™ for different goods and services on an intent-to-use basis. OncoGenex and Tikvah have agreed not to oppose or prevent the other from establishing their respective marks for their respective goods.
Registrations have been obtained for TOCOSOL® trademarks in the United States and in a number of foreign countries. Registrations and applications relating to the SONUS™ mark are being dropped.
There can be no assurance that the registered or unregistered trademarks or trade names of our Company will not infringe upon third party rights or will be acceptable to regulatory agencies.
Employees
OncoGenex has a total of 26 employees; 23 full-time and three part-time. In its Vancouver office, it has 12 full-time employees and one part-time employee, four of whom are engaged in clinical and regulatory affairs and nine of whom are engaged in administration, business development, accounting and finance. In its Bothell office, OncoGenex has 11 full-time employees and two part-time employees, with all 13 are engaged in clinical and regulatory affairs.
All of OncoGenex’ employees have entered into non-disclosure agreements regarding its intellectual property, trade secrets and other confidential information. None of its employees are represented by a labor union or covered by a collective bargaining agreement, nor has OncoGenex experienced any work stoppages. OncoGenex believes that it maintains satisfactory relations with its employees.
From time to time, OncoGenex also uses outside consultants to provide advice on its clinical development plans, research programs and potential acquisitions of new technologies.
Company Information
The Company was incorporated in the state of California in October 1991 and subsequently reorganized as a Delaware corporation in September 2005. The Company’s principal executive offices are located 1522 217th Place SE, Suite 1090, Bothell , Washington 98021, and its telephone number is (425)686-1500.
On August 21, 2008, pursuant to the Arrangement, OncoGenex Technologies Inc. became a wholly-owned subsidiary of the Company. OncoGenex Technologies was incorporated under the federal laws of Canada in May 2000. OncoGenex, Inc., the subsidiary of OncoGenex Technologies, was incorporated under the laws of Washing in August 2005. Following the Arrangement, all employees of OncoGenex, Inc. are now employed by the Company. The Company intends to wind up OncoGenex, Inc. in 2009.
Available Information
We maintain a website at http://www.oncogenex.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
Risks Related to Our Business
Investing in our common shares involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, before deciding to invest in our common shares. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common shares could decline and you could lose all or part of your investment.
If we fail to obtain additional capital through licensing of our product candidates or through financing, we may be unable to complete or continue the development and commercialization of OGX-011 and our other product candidates, or continue our research and development programs.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:
•	continue and complete the clinical development of OGX-011, including initiation of our planned Phase 3 registration trials, and development of our other product candidates;

•	develop, license or acquire additional product candidates;

•	launch and commercialize any product candidates for which we receive regulatory approval; and

•	continue our research and development programs.
We will need additional funding to support these planned activities. We may obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings.
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
The recent volatility in the financial markets could adversely affect us or our partners or suppliers.
As widely reported, financial markets in the United States and abroad have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including our ability to fund our planned phase 3 clinical trials of OGX-011 in patients with castrate resistant prostate cancer and to fund our other product candidates. In addition, current economic conditions could harm the liquidity or financial position of our partners or suppliers, which could, in turn, cause such parties to fail to meet their contractual or other obligations to us.

We have a limited operating history, have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have never had any products available for commercial sale and we may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception. We have never had any products available for commercial sale and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products in the foreseeable future. We have not yet submitted any products for approval by regulatory authorities. We continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We are highly dependent on the success of our lead product candidate, OGX-011, and we cannot give any assurance that OGX-011 or any of our other product candidates will receive regulatory approval.
OGX-011 has been evaluated in five phase 2 clinical trials, and preliminary results for these trials were previously disclosed. The final results ultimately may vary from such preliminary results. If any or all of these clinical trials generate safety concerns or lack of efficacy, or competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and OGX-011 may never receive regulatory approval. In order to market OGX-011, we must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have not initiated any registration clinical trials with any of our product candidates. OGX-427 and SN2310 are currently being evaluated in humans, though we have very limited safety data and have not yet established efficacy in humans. We have completed enrollment in the phase 1 clinical trial of SN2310 and the dose limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was significant neutropenia. Additional clinical trials will be required with SN2310 to establish the safety and efficacy. Neither OGX-225 nor CSP-9222 have yet been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may be unable to initiate clinical evaluation of them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of OGX-011 or our other product candidates would have a material and adverse impact on our business.
Clinical trials may not demonstrate a clinical benefit of our product candidates.
Positive results from pre-clinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later- stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.
Even after the completion of phase 3 clinical trials, the FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, the Institutional Review Board (“IRB”) overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.
We do not know whether any of our future clinical trials for OGX-011, OGX-427, SN2310, or pre-clinical studies or clinical trials for our other product candidates, will proceed or be completed on schedule, or at all. The completion or commencement of our future clinical trials could be substantially delayed or prevented by several factors, including:
•	delay or failure to obtain required future additional funding through private or public offerings of our equity securities, debt financings, or executing a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	introduction of new product candidates to the market in therapeutic areas similar to those which we are developing our product candidates.

•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those which we are developing our product candidates.

•	delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials under a Special Protocol Assessment;

•	delay or failure to obtain sufficient supplies of the product candidate for its clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain the approval of the IRB to conduct a clinical trial at a prospective site.
The completion of our current clinical trials could also be substantially delayed or prevented by several factors, including:
•	delay or failure to obtain required future additional funding through private or public offerings of our equity securities, debt financings, or executing a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of its clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow its clinical trial protocols;

•	inability to monitor patients adequately during or after treatment; and

•	introduction of competitive products that may impede its ability to retain patients in its clinical trials.
Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.
Our product candidates may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.
As of February 9, 2009, OGX-011 has been administered to 294 patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events associated with OGX-011 consisted of flu-like symptoms. The moderate and severe adverse events most commonly associated with OGX-011 (occurring in ≥ 2% of patients) were neutropenia, vomiting, diarrhea, and difficulty breathing (“dyspnea”).
As of February 12, 2009, OGX-427 has been administered to 34 patients with various types of cancer in a phase 1 clinical trial. Enrollment in the OGX-427 monotherapy aspect of the phase 1 clinical trial is complete and dose-limiting toxicity was not reached at the highest doses evaluated. Enrollment in the OGX-427 in combination with docetaxel aspect of the clinical trial is ongoing. All patients experienced adverse events, the majority of which were unrelated to OGX-427. Of the adverse events associated with OGX-427, the majority of adverse events were mild and the most common adverse events consisted of flu-like symptoms, infusion-related reactions, pruritus and flushing. Serious adverse events have been reported for seventeen patients (50%). The serious adverse events were unrelated to OGX-427 administration for 14 patients and associated with OGX-427 administration for 3 patients. The events that were associated with OGX-427 administration were elevated creatinine in two patients, an indicator of kidney function, and rigors and chills in one patient.
SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. Enrollment for this clinical trial has been completed. Some of the patients experienced adverse events, which were considered unrelated to study drug and attributed to underlying disease. Of the adverse events associated with SN2310, most were mild and the most common events were nausea, diarrhea, vomiting and fatigue. Mild to moderate reactions (back/chest pain, flushing) have been observed during infusions. Significant neutropenia has occurred in some patients and was the dose-limiting toxicity observed, sometimes associated with fever or septicemia.

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
We may not be able to negotiate the exit or sublease of excess office and laboratory space currently leased in Bothell, Washington, on terms acceptable to us or at all.
Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office and laboratory space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. We are in the process of seeking the exit or sublease of this excess space. To date, we have not entered into any agreement for the exit or sublease of this space, or identified which transactions or transaction structures would most benefit shareholders. The goal of minimizing future lease expenditures will impact any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the exit or sublease of this space, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations.
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
Our intention is to combine certain of our product candidates with therapies that are broadly used by clinicians and considered highly effective. As new therapies are developed, we will need to assess these therapies to determine whether to conduct clinical trials of our product candidates in combination with them to demonstrate safety and efficacy of the combination. If we determine that it is appropriate to conduct additional clinical trials of our product candidates in combination with these new therapies, the development of our product candidates will be delayed and our costs will be increased. If these clinical trials generate safety concerns or lack of efficacy, our business would be adversely affected.
If our product candidates become approved in combination with a specific therapy that is broadly used and that therapy becomes displaced by another product, the market for our product candidate may decrease.
If we were to be successfully sued related to our products or operations, we could face substantial liabilities that may exceed our resources.
We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of pharmaceutical products. We currently maintain Commercial General and Umbrella Liability policies with combined limits of $10 million per occurrence and in the aggregate and in addition, a $10 million per claim and annual aggregate product liability insurance policy related to our clinical trials consistent with industry standards. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we were to be sued for any injury caused by or associated with our products or operations, the litigation could consume substantial time and attention of our management, and the resulting liability could exceed our total assets.
If we fail to acquire and develop products or product candidates at all or on commercially reasonable terms, we may be unable to grow our business.
We currently do not have internal discovery capabilities and are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Prostate Centre and licensed to us by UBC and one candidate has been in-licensed from Bayer. We intend to continue to rely on the Prostate Centre, UBC and other research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, or at all. If we are unable to purchase or license new product candidates from the Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.

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
We expect that any product candidate that we acquire rights to will require additional development efforts prior to commercial sale, including extensive clinical evaluation and approval by the FDA and non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we cannot be sure that we would be capable of economically feasible production or commercial success.
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
We may be adversely impacted if our controls over external financial reporting fail or are circumvented.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes Oxley Act of 2002 to report annually on our internal control over financial reporting. If it were to be determined that our internal control over financial reporting is not effective, such shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

We rely, in part, on third parties to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.
To implement our product development strategies, we rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.
We rely on third parties to manufacture and supply our product candidates.
We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient for OGX-011 has been manufactured for us by Isis and all drug product has been manufactured for us by Formatech, Inc. and Pyramid Laboratories, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. We will need to obtain additional quantities of OGX-011 to complete our first phase 3 clinical trial.
All active pharmaceutical ingredient for OGX-427 for IND-enabling toxicology studies and initial clinical trials has been manufactured for us by Avecia Biotechnology Inc. and all drug product has been manufactured for us by Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled.
If, in the future, one of our product candidates is approved for commercial sale, we will need to manufacture that product candidate in commercial quantities. We cannot assure you that the third-party manufacturers with which we have contracted in the past will have sufficient capacity to satisfy our future manufacturing needs, or that we will be able to negotiate additional purchases of active pharmaceutical ingredient or drug product from these or alternative manufacturers on terms favorable to us, or at all.
Third party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices. Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, which may cause us to incur higher costs and could prevent us from commercializing our product candidates successfully. If we are unable to find one or more replacement manufacturers capable of production at a reasonably favorable cost, in adequate volumes, of adequate quality, and on a timely basis, we would likely be unable to meet demand for our product candidates and our clinical trials could be delayed or we could lose potential revenue. Our ability to replace an existing active pharmaceutical ingredient manufacturer may be difficult because the number of potential manufacturers is limited to approximately four manufacturers, and the FDA must inspect any replacement manufacturer and review information related to product produced at the manufacturer before they can begin manufacturing our product candidates. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously harm our business.
Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third party manufacturers we retain to manufacture our product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMPs, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.
If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates. We currently do not have a marketing staff nor a sales or distribution organization.
We currently do not have marketing, sales or distribution capabilities. If our product candidates are approved, we may establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, that will be expensive and time consuming. Any failure or delay in the development of internal sales, marketing and distribution capabilities would adversely impact the commercialization of these product candidates. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products, when and if we have any. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and will generally not be within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we re not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
Protection afforded by U.S. patents may be adversely affected by proposed changes to patent related U.S. statutes and to U.S. Patent and Trademark Office (“U.S.PTO”) rules, especially changes to rules concerning the filing of continuation applications. If implemented, the rules may require that second or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. Other rules, if implemented, may limit consideration by the U.S.PTO of up to only ten claims per application. It is common practice to file multiple patent applications with many claims in an effort to maximize patent protection. If the first set of proposed U.S.PTO rules are implemented, they may limit our ability to file continuing applications directed to our product candidates and methods and related competing products and methods. In addition, if the second set of U.S.PTO rules are implemented, they may limit our ability to patent a number of claims sufficient to cover our product candidates and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open U.S. patents up to third party attack in non-litigation settings.

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
With respect to OGX-011, OGX-427 and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use and we have licensed from Isis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Isis under certain third party patent portfolios directed to such modifications. We have entered into an exclusive in-licensing agreement with Bayer for development of caspase activators that are presently being evaluated in preclinical studies.
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
Risks Related to our Common Stock and Other Securities
If we raise additional financing, the terms of such transactions may cause dilution to existing shareholders or contain terms that are not favorable to us.
To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
The price for our common stock is volatile.
The market prices for our common stock and that of emerging growth companies generally have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock.
If we were to fail to meet any of the continued listing requirements for the Nasdaq Capital Market, our common stock could be delisted, the effects of which could include limited release of a market price of our common stock, limited liquidity for stockholders and limited news coverage and could result in an adverse effect on the market for our common stock. Further, if our common stock is delisted, we may have difficulties in raising, or may be unable to raise, additional funds with which to operate our business by selling our common stock.
The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.
An increase in the market price of our common shares, which is uncertain and unpredictable, may be your sole source of gain from an investment in our common shares. An investment in our common shares may not be appropriate for investors who require dividend income.
We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Accordingly, an investment in our common shares may not be appropriate for investors who require dividend income.

Anti-takeover provisions in our shareholder rights plan, our constating documents and under Delaware law could make a third party acquisition of the Company difficult.
We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the shareholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock and the ability of our board of directors to amend the bylaws without stockholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third party acquisition of the Company difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
Risks Related to Our Industry
The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a NDA, from the FDA. We have not submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA, non-U.S. regulatory authorities’ or other applicable United States and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:
•	restrictions on the products, manufacturers or manufacturing process;
•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:
•	a drug candidate may not be deemed safe or effective;
•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient;
•	the FDA might not approve our third-party manufacturer’s processes or facilities;
•	the FDA may change its approval policies or adopt new regulations; or
•	third party products may enter the market and change approval requirements.
Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates may limit how we manufacture and market our product candidates, which could materially impair our ability to generate revenue.
Upon regulatory approval to market any of our product candidates, if any, the approved product and its manufacturer are subject to continual review. Any regulatory approval that we receive for a product candidate is likely to be subject to limitations on the indicated uses for which the end product may be marketed, or include requirements for potentially costly post-approval follow-up clinical trials. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the end product will be subject to extensive regulatory requirements. We and the manufacturers of our products, when and if we have any, will also be required to comply with current Good Manufacturing Practice (“cGMP”) regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, when and if we have any, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, when and if we have any, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:
•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending NDAs or supplements to approved NDAs.
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
Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.
Even if our product candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:
•	timing of market introduction of competitive products;
•	safety and efficacy of our products;
•	prevalence and severity of any side effects;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	price of our products, both in absolute terms and relative to alternative treatments; and
•	availability of coverage and reimbursement from government and other third-party payors.
If our future product candidates fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.
There is a high risk that our drug development activities will not result in commercial products.
Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In addition, a clinical trial may prove successful with respect to a secondary objective, but fail to demonstrate clinically significant benefits with respect to a primary objective. Failure to satisfy a primary objective in a phase 3 clinical trial (registration trial) would generally mean that a product candidate would not receive regulatory approval.

If government and third-party payors fail to provide coverage and adequate reimbursement rates for our product candidates, our revenues and potential for profitability will be reduced.
In the United States and elsewhere, our product revenues will depend principally upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs, pharmaceutical products or product indications. We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such clinical trials may require us to commit a significant amount of management time and financial and other resources. If reimbursement of such product is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues could be reduced.
In some countries other than the United States, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval of a product for an indication. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of one of our product candidates to other available therapies. If reimbursement of such product candidate is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues could be reduced.
Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for certain drugs. In addition, the new legislation provides authority for limiting the number of outpatient drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. The Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including OGX-011, may change at any time, which could further limit or eliminate reimbursement rates for OGX-011 or other product candidates.
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

We are at risk of securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and particularly over the past year. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
OncoGenex has business offices located in Bothell, Washington and Vancouver, British Columbia. Prior to the Arrangement, Sonus entered into a non-cancellable lease agreement for laboratory and office space in Bothell, Washington. Sonus moved into this facility on December 14, 2007. The lease involves approximately 42,600 square feet of laboratory and office space in a single facility, currently at a rent of $2 million per annum. The lease has a 10 year term and includes two options to renew for additional five year periods.
In its Vancouver office, OncoGenex leases approximately 4,857 square feet, currently at a rent of approximately $121,000 per annum. This lease expires in September 2009. OncoGenex has an option to renew the lease for a further term of five years.
Prior to the Arrangement, OncoGenex also leased approximately 3,687 square feet of office space in Seattle, Washington, at a rent of approximately $65,000 per annum. Following the expiration of the lease in November 2008, all OncoGenex employees previously located in the Seattle office relocated to the Bothell, Washington location.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to the Company or its consolidated subsidiary or has a material interest adverse thereto.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. Following the completion of the Arrangement discussed elsewhere in this Annual Report on Form 10-K, the Company’s common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI” effective August 21, 2008.
No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 3, 2009, there were approximately 121 stockholders of record and approximately 6,887 beneficial stockholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc	HIGH (1)	LOW (1)

YEAR ENDED DECEMBER 31, 2008:

First quarter	10.26	6.12
Second quarter	9.00	4.50
Third quarter	8.22	3.02
Fourth quarter	9.38	2.00

YEAR ENDED DECEMBER 31, 2007:

First quarter	111.96	81.90
Second quarter	112.50	90.36
Third quarter	97.74	10.62
Fourth quarter	12.60	7.20

(1)	All amounts reported herein are presented on a post-one-for-eighteen reverse stock split basis.
The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report filed on Form 10-K. We made no purchases of equity securities during the year ended December 31, 2008.
Stock Performance Graph
This following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filings. The graph compares the cumulative five year total return provided shareholders on OncoGenex Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Pharmaceutical index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2003 and its relative performance is tracked through December 31, 2008. All amounts reflected in the graph are presented on a post one-for-eighteen reverse stock split basis.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/03	12/04	12/05	12/06	12/07	8/20/08(1)	12/08

OncoGenex Pharmaceuticals, Inc.	100.00	69.49	99.02	120.28	8.56	5.51	3.28
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	119.85	80.47
NASDAQ Pharmaceutical	100.00	110.22	111.87	114.89	106.37	120.80	97.32

(1)	August 20, 2008 represents the day before the date of the completion of the Arrangement.

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto appearing at Item 8 of this report. The selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and balance sheet data as of December 31, 2008 and 2007 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2005 and 2004 and balance sheet data as of December 31, 2006, 2005 and 2004 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K.
In connection with the Arrangement, OncoGenex Technologies was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Sonus were recorded, as of the effective time of the Arrangement, at their respective fair values and added to those of OncoGenex Technologies. The results of the operations and balance sheet data for the year ended December 31, 2008 reflect the results of only OncoGenex Technologies for the time period of January 1, 2008 through August 20, 2008 and the results of the combined company from August 21, 2008 through December 31, 2008. The historical results of operations and balance sheet data shown for years ended December 31, 2007, 2006, 2005 and 2004 reflect only those of OncoGenex Technologies prior to the Arrangement, and do not reflect the results of Sonus. The historical results presented are not necessarily indicative of future results.

	December 31,
	2008	2007	2006	2005	2004
	(in thousands except share and per share amounts)
Statements of Operations Data:

Operating expenses	$11,112	$7,675	$11,302	$4,666	$3,708
Net loss	$4,204	$8,536	$11,594	$4,929	$4,011
Redeemable convertible preferred share accretion	$1,973	$2,944	$2,604	$1,843	$1,248
Loss attributable to common shareholders	$6,177	$11,480	$14,198	$6,772	$5,259
Basic and diluted loss per common share	$(3.38)	$(96.63)	$(119.51)	$(58.71)	$(49.53)

Shares used in calculation of net loss per share
Basic	1,829,276	118,801	118,801	115,350	106,179
Diluted	1,829,276	118,801	118,801	115,350	106,179

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$12,419	$5,131	$8,012	$13,785	$7,915
Total assets	$14,790	$7,350	$9,395	$19,750	$11,397
Current liabilities	$2,884	$8,200	$2,532	$1,752	$2,595
Series preferred shares	$—	$37,373	$34,429	$31,825	$16,531
Common shares	$56,076	$399	$399	$399	$378
Deficit accumulated during the development stage	$(48,009)	$(41,832)	$(30,352)	$(16,154)	$(9,382)
Stockholders’ equity	10,707	(38,223)	(27,566)	(13,827)	(7,729)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
Forward-Looking Statements
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
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	future capital requirements and uncertainty of obtaining additional funding through corporate partnerships, debt or equity financings;
•	uncertainties regarding the Company’s future operating results, and the risk that the Company’s products will not obtain the requisite regulatory approvals to commercialize its products or that the future sales of the Company’s products may be less than expected;
•	the potential inability to integrate and realize benefits from strategic opportunities, including mergers and acquisitions;
•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;
•	currency fluctuation in the Company’s primary markets;
•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

•	uncertainties regarding the safety and effectiveness of the Company’s products and technologies;
•	the reliance on third parties who license intellectual property rights to the Company to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;
•	the potential inability to successfully protect and enforce our intellectual property rights;
•	the risk that results of research and preclinical studies may not be indicative of results in humans;
•	the risk that results in humans may not be indicative of results in future studies;
•	volatility in the value of our common stock;
•	the Company’s dependence on key employees;
•	the potential for product liability issues and related litigation;
•	the potential for claims arising from the use of hazardous materials in our business;
•	fluctuations in our operating results;
•	our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;
•	proper management of our operations will be critical to the success of the Company;
•	history of operating losses and uncertainty of future financial results;
•	dependence on the development and commercialization of products;
•	acceptance of our products by the medical community;
•	uncertainty relating to the timing and results of clinical trials;
•	general competitive conditions within the drug development and pharmaceutical industry; and
•	general economic conditions.
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to or incorporated by reference, the date of those documents.
All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

MD&A Overview
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the results of operations for our Company, including:
•	an overview of our business;
•	results of operations and why those results are different from the prior year; and
•	capital resources we currently have and possible sources of additional funding for future capital requirements.
As discussed in more detail below, we require additional funding to support our planned operations, including our planned phase 3 clinical trial of OGX-011 in patients with castrate resistant prostate cancer. We may seek such additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates, licensing agreement or sale of certain of our product candidates, private or public offerings of our equity securities, or debt financings. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. In particular, the current widespread economic downturn, including the current tightening of credit availability, may adversely affect our access to fundraising through the capital markets.
Arrangement Agreement
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. For the year ended December 31, 2008, the consolidated results of operations of the Company include only the results of operations of OncoGenex Technologies for the time period from January 1, 2008 through August 20, 2008 and the results of the combined company following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the years ended December 31, 2007 and December 31, 2006 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.
On August 12, 2008, OncoGenex Technologies’ stockholders approved the Arrangement and on August 19, 2008, Sonus stockholders approved both the Arrangement and a one-for-eighteen reverse stock split of its common stock. The reverse stock split occurred immediately prior to the closing of the Arrangement. Resulting fractional shares were eliminated. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.
Under the purchase method of accounting, Sonus’ outstanding shares of common stock were valued using the average closing price on Nasdaq National Market of $5.04 for the two days prior through to the two days subsequent to the announcement of the Arrangement Agreement on May 27, 2008. There were 2,059,898 shares of common stock outstanding, as adjusted for the reverse stock split, on August 20, 2008, immediately prior to closing. The fair value of the Sonus outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 57.67% to 89.48%, risk-free interest rate of 1.73% to 3.89%, and expected lives ranging from 0.05 to 4.79 years. The fair value of the Sonus outstanding warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 58.71%, risk-free interest rate 3.89%, and expected lives ranging from 0.99 to 1.08 years.
The final purchase price is summarized as follows (in thousands):

Sonus common stock	$10,385
Fair value of options and warrants assumed	71
Transaction costs of OncoGenex	807

Total purchase price	$11,263

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the Sonus net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the Arrangement. The final purchase price allocation is as follows (in thousands):

Cash	$5,464
Marketable securities	14,808
Accounts receivable	6
Interest receivable	273
Other current assets	175
Furniture and equipment	1,186
Other long term assets	497
Intangible assets	280
Accounts payable	(35)
Accrued expenses excluding severance payable	(652)
Severance payable to employees as part of restructuring	(1,322)
Severance payable to senior executives	(1,440)
Excess facility loss	(2,083)
Negative goodwill	(5,894)

Total purchase price	$11,263
In accordance with SFAS 141, any excess of fair value of acquired net assets over purchase price (negative goodwill) has been recognized as an extraordinary gain in the period the Arrangement was completed. The excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current acquired assets. Prior to allocation of the excess negative goodwill OncoGenex has reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as an extraordinary gain. Any subsequent adjustments to the extraordinary gain resulting from the changes to the purchase price allocation shall be recognized as an extraordinary item.
The final pro rata reduction of non-current and intangible assets acquired is as follows (in thousands):

Negative goodwill	$(5,894)
Furniture and equipment	1,186
Intangible assets	280

Excess negative goodwill	$(4,428)
Pro Forma Results of Operations
The results of operations of Sonus are included in OncoGenex’ consolidated financial statements from the date of the completion of the transaction on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the year ended	For the year ended
	December 31,	December 31,
(in thousands except share and per share amounts)	2008	2007
Revenue	$—	$20,131
Net loss applicable to common shareholders	$(28,102)	$(19,977)
Net loss per share — basic and diluted	$(15.36)	$(168.16)
Weighted average shares	1,829,276	118,801

Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address unmet needs in the treatment of cancer. The Company has five product candidates in its pipeline, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
OncoGenex’ product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins which it believes promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. OncoGenex’ aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which OncoGenex believes will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds demonstrating activation of programmed cell death in pre-clinical models that have been in-licensed from Bayer.
Sonus was incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000. OncoGenex has devoted substantially all of its resources to the development of its product candidates. To date, OncoGenex Technologies has funded its operations primarily through the private placements of equity securities, and Sonus has funded its operations primarily through private and public placements of equity securities. Neither company has ever been profitable. The Company incurred a loss for the year ended December 31, 2008 of $6.2 million and has a cumulative loss of $48 million since OncoGenex Technologies’ inception in 2000 through December 31, 2008.
We require additional funding to support our planned operations, including our planned phase 3 clinical trial of OGX-011 in patients with castrate resistant prostate cancer. We may seek such additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates, licensing agreement or sale of certain of our product candidates, private or public offerings of our equity securities, or debt financings. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. In particular, the current widespread economic downturn, including the current tightening of credit in the financial markets, may adversely affect our ability to obtain adequate financing If we are successful in obtaining additional funding and initiating one or both of our phase 3 clinical trials, then, unless the costs of development are borne by a third party pursuant to a partnership or collaboration agreement, we anticipate that our losses will rapidly increase, due primarily to the costs associated with phase 3 clinical trials.
As noted earlier in this section, we have designed three possible phase 3 clinical trials to evaluate the clinical benefit of OGX-011 in CRPC. OncoGenex believes that two of the three studies will be required for product marketing approval. Currently, OncoGenex intends that the first-line docetaxel with and without OGX-011 will be combined with one of the second-line clinical trials. Determination of which of the two second-line studies will be conducted is dependent upon further discussions with the FDA, and is subject to obtaining additional funding. Management believes that the Company’s existing personnel and facilities are sufficient to carry on existing development activities. OncoGenex is unable to predict when, if ever, it will be able to commence the sale of any of its product candidates.

Revenues
OncoGenex has not generated any revenues from the sale of its products to date, and it does not expect to generate any revenues from licensing or product sales until it executes a partnership or collaboration arrangement or is able to commercialize its product candidates itself.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of costs for: clinical trials; materials and supplies; facilities; personnel, including salaries and benefits; regulatory activities; pre-clinical studies; licensing and intellectual property; and allocations of other research and development-related costs. External research and development expenses include fees paid to universities, hospitals and other entities that conduct certain research and development activities and that manufacture our product candidates for use in its clinical trials. We expect our research and development expenses to increase significantly in the future as we continue to develop our product candidates. Currently, we manage our clinical trials through independent medical investigators at their sites and at hospitals.
A majority of our expenditures to date have been related to the development of OGX-011.
Until July 2, 2008, OGX-011 was being co-developed with Isis, and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex. Under the amended agreement, OncoGenex is responsible for all development costs and activities for OGX-011. We are required to pay to Isis royalties for OGX-011 ranging from 5.5% to 7% of net sales. In addition, we will pay to Isis 30% of the upfront fees and milestone payments that we receive if we license OGX-011 prior to initiation of registration trials, 25% if we license OGX-011 before 20% of patients have been enrolled in a registration trial, 20% if we license OGX-011 prior to marketing approval from a regulatory authority and 15% thereafter.
Several of our clinical trials have been supported by grant funding which was received directly by the hospitals and/or clinical investigators conducting the clinical trials allowing us to complete these clinical trials with minimal expense.
Since our product candidates are in development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our research and development projects.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of salaries and related costs for OncoGenex’ personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. OncoGenex believes that G&A resources are sufficient to carry on existing development activities. If we are successful in obtaining additional capital through licensing or through equity or debt financing and we initiate a phase 3 clinical trial, we anticipate that G&A expenses will increase significantly in the future as we continue to expand our operating activities.
Restructuring Activities
As a requirement for the closing of the Arrangement, Sonus terminated the employment of two senior executives. Severance payable at the date of the Arrangement was $1,439,319 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. The severance payable was settled following the completion of the Arrangement and the amount owing at December 31, 2008 was nil.
On August 21, 2008, immediately following the completion of the Arrangement, the Company reduced workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,296 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at December 31, 2008 was $137,000.

Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. We are actively seeking opportunities to lease or sublease the Bothell facility. The Company has recognized a restructuring charge of $1,721,961 in relation to the estimated fair value of the liability remaining at December 31, 2008 with respect to excess facilities. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
Results of Operations
As discussed above, on August 21, 2008, Sonus completed the Arrangement with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. The consolidated financial statements reflect the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. For the year ended December 31, 2008, the consolidated results of operations of the Company include only the results of operations of OncoGenex Technologies for the time period of January 1, 2008 through August 21, 2008 and the results of the combined company following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the years ended December 31, 2007 and December 31, 2006 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 4 to the financial statements.
Years Ended December 31, 2008 and December 31, 2007
R&D expenses for the year ended December 31, 2008 were $7.8 million compared to $4.1 million for the year ended December 31, 2007, which reflects an increase of $3.7 million due mainly to costs associated with the development of OGX-427, an increase in employee expenses and higher facility costs both resulting from the reverse takeover of Sonus.
G&A expenses for the year ended December 31, 2008 were $3.3 million compared to $3.5 million for the year ended December 31, 2007, which reflects a decrease of approximately $200 thousand due mainly to higher costs associated with employee expenses and increased costs associated with operating as a public company, offset by higher costs incurred as part of a planned initial public offering in 2007 by OncoGenex Technologies which was later suspended.
Interest income for the year ended December 31, 2008 was $210 thousand compared to $177 thousand for year ended December 31, 2007, which reflects an increase of $33 thousand due mainly to an increase in cash equivalents and short term investments.
Other for the year ended December 31, 2008 was $211 thousand in income compared to $325 thousand in expense for the year ended December 31, 2007, due to gains on sales of equipment, and foreign exchange gains.

Years Ended December 31, 2007 and December 31, 2006
R&D expenses for the year ended December 31, 2007 were $4.1 million compared to $8.0 million for the year ended December 31, 2006, reflecting a decrease of $3.9 million due mainly to lower manufacturing and preclinical costs for the development of OGX-427 in 2007. The 2006 expenses included the cost to manufacture the first batch of OGX-427 drug product and preclinical toxicology studies required before the drug could be administered to a patient in a clinical trial.
G&A expenses for the year ended December 31, 2007 were $3.5 million compared to $3.3 million for the year ended December 31, 2006, reflecting an increase of approximately $200 thousand due mainly to higher spending on expenses required to finance and expand the business.
Interest income for the year ended December 31, 2007 was approximately $200 thousand compared to approximately $500 thousand for the year ended December 31, 2006, reflecting a decrease of approximately $300 thousand. The decrease is due to the reduction in cash balances available to be invested in 2007.
Interest and foreign exchange expense was a net expense amount of $325 thousand for the year ended December 31, 2007 compared to a net expense amount of $71 thousand for the year ended December 31, 2006 due mainly to foreign exchange and convertible debt interest expense.
Liquidity and Capital Resources
OncoGenex has incurred cumulative losses of $48 million since the inception of OncoGenex Technologies through December 31, 2008. OncoGenex does not expect to generate revenue from product candidates for several years. Prior to the Arrangement, Sonus funded its operations through private and public offerings of common stock, and OncoGenex Technologies funded its operations primarily through the private placement of its preferred shares. Cash, cash equivalents and short term investments of $20.3 million were realized in August 2008 as a result of the Arrangement.
As at December 31, 2008, OncoGenex had cash, cash equivalents and short-term investments of $12.4 million in the aggregate as compared to $5.1 million as at December 31, 2007. As at December 31, 2008, OncoGenex does not have any borrowing or credit facilities available to it.
Cash Flows
Cash Used in Operations
For the years ended December 31, 2008 and 2007, net cash used in operations was $12.3 million and $7.9 million respectively. This increase in cash used in operations in the year ended December 31, 2008 compared to the same period in 2007 was attributable primarily to increased R&D expenses associated with personnel and facilities assumed in the Arrangement, cash used to reduce liabilities assumed in the Arrangement and increased current assets associated with R&D activities. The increase in cash used in operations in the year December 31, 2008 compared to the same period in 2007 was partly offset by cash provided by income tax credits recoverable recovered in 2008 compared to cash used in 2007 from an increase in that asset. For the year ended December 31, 2007 the increase in income tax credits is a use of cash. We expect that our cash used in operations for the year ended December 31, 2009 to be consistent with the year ended December 31, 2008.
For the year ended December 31, 2007, cash used in operations of $7.9 million was attributable primarily to OncoGenex’ loss and an increase in investment tax credit recoverable of $1.0 million, offset partly by an increase in taxes payable under Part VI.1 of the Income Tax Act (“Part VI.1 tax”) of $1.0 million and the interest on its convertible debentures of $0.2 million.
For the year ended December 31, 2006, cash used in operations of $10.6 million was attributable primarily to OncoGenex’ loss, partly offset by an increase in taxes payable due to Part VI.1 tax of $700 thousand.

Cash Provided by Financing Activities
For the year ended December 31, 2008 and 2007, net cash provided by financing activities was $121 thousand and $4.4 million respectively. All net cash provided by financing activities in the year ended December 31, 2008 was the result of proceeds from the issuance of common shares on stock option exercises, offset by cash paid on the elimination of fractional shares following the one-for-eighteen reverse stock split. All net cash provided by financing activities in the year ended December 31, 2007 was due to the issuance of convertible debentures. OncoGenex had no cash provided, or used, by financing activities for the year ended December 31, 2006.
Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2008 was $15.1 million. Net cash provided by investing activities in the year ended December 31, 2008 was due to the Arrangement with Sonus and transactions involving marketable securities in the normal course of business.
Net cash provided by investing activities for the years ended December 31, 2007 and December 31, 2006 of $6.3 million and $11.2 million, respectively, was due primarily to maturities of investments.
Operating Capital and Capital Expenditure Requirements
OncoGenex believes that its cash, cash equivalents and short-term investments will be sufficient to fund its currently planned operations through February, 2010 including:
•	completion of its ongoing phase 2 clinical trials of OGX-011;
•	completion of its phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors;
•	reaching an agreement with the FDA via the Special Protocol Assessment process (“SPA”) on the design of a second phase 3 registration trial evaluating durable pain palliation for OGX-011 in combination with docetaxel as second-line chemotherapy in patients with CRPC;
•	initiation of an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer; and
•	working capital, capital expenditures and general corporate purposes.
We require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with castrate resistant prostate cancer. We may obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings.
Our future capital requirements depend on many factors including:
•	our ability to obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings;
•	timing and costs of clinical trials, preclinical development and regulatory approvals;
•	timing and cost of drug discovery and research and development;
•	entering into new collaborative or product license agreements for products in our pipeline; and
•	costs related to obtaining, defending and enforcing patents.

There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. Our ability to obtain financing is particularly uncertain due to the current widespread economic downturn. If we are unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on terms favorable to us, we may be forced to curtail development activities and other operations or dispose of assets. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue our operations.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2008:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Bothell office operating lease (1)	$20,179,000	$2,437,000	$4,050,000	$4,297,000	$9,395,000
Vancouver office operating lease (2)	$111,000	$111,000	—	—	—
Bayer license maintenance fees (3)	$750,000	$100,000	$275,000	$375,000	—
UBC license maintenance fees (4)	$32,500	$6,500	$13,000	$13,000	—
Isis purchase obligation (5)	$1,356,000	$1,356,000	—	—	—
Leased equipment	$47,000	$45,000	$2,000	—	—

Total	$22,475,500	$4,055,500	$4,340,000	$4,685,000	$9,395,000

(1)	This operating lease, which commenced in 2007, is for a term of ten years and contains a provision for two additional five-year renewals.

(2)	This operating lease expires in 2009 and contains a provision for one five-year renewal.

(3)	Under the terms of our agreement with Bayer, OncoGenex will make annual payments to Bayer on June 27 of each year (“Anniversary Payments”), with an initial payment of $100,000 in 2009. The payments will increase annually by $25,000 until the initiation of the first phase 3 clinical trial related relating to CSP-9222, at which point the Anniversary Payments reset to $100,000 and increase by $25,000, until such time as the Company achieves either the first NDA filing in the United States or the European Union related to CSP-9222. For the purposes of this table we assume no reset in pricing resulting from initiation of phase 3 trials. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.

(4)	The Company is obligated to pay an annual license maintenance fee of CAD $8,000 to UBC, which has been translated based on the December 31, 2008 exchange rate of US$1.00 = CAD$1.224, and rounded to the nearest $100.

(5)	Amount represents OncoGenex’ purchase obligation with respect to the purchase from Isis of, and the payment obligation for, OGX-011 Active Pharmaceutical Ingredient.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at December 31, 2008.

Inflation
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
Pursuant to license agreements the Company has with UBC and Isis, the Company is obligated to pay royalties on future product sales and make milestone payments of up to $9.9 million upon the achievement of specified product development milestones as well as distribute a portion of certain milestone payments received by the Company. In addition, the Company is obligated to pay certain patent costs relating to patents held by UBC and annual license maintenance fees of CAD $8,000.
The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.
Unless otherwise terminated, each Isis agreement generally will continue for so long as the relevant product is being developed or commercialized by OncoGenex.
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer for development of a family of compounds known as caspase activators presently in preclinical research. Under the terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date of each year (“Anniversary Payments”), with an initial payment of $100,000 in 2009. The payments will increase annually by $25,000 until the initiation of the first phase 3 clinical trial of CSP-9222, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first NDA filing in the United States or the European Union relating to CSP-9222. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments can be triggered prior to the initiation of a phase 3 clinical trial. For more information on our commitments, see the contractual obligations table above.
Material Changes in Financial Condition

(in thousands)	December 31, 2008	December 31, 2008
Total Assets	$14,790	$7,350
Total Liabilities	$4,083	$45,573
Total Equity	$10,707	$(38,223)
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
Significant Accounting Policies
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (or SFAS 123(R)), “Share-Based Payment”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period.
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
Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that EITF 07-01 will have a material impact on the consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that SFAS No. 141R will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that SFAS No. 160 will have a material impact on the consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that these pronouncements will have a material impact on the consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2008, the decline in the fair value of our investment portfolio would not be material.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
OncoGenex Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and the period from May 26, 2000 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. (a development stage company) at December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2008 and for the period from May 26, 2000 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Vancouver, Canada,	ERNST & YOUNG LLP
February 25, 2009

OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(a development stage enterprise)
(In thousands of U.S. dollars)

	December 31,	December 31,
	2008	2007
	$	$
		Note 1

ASSETS
Current
Cash and cash equivalents	7,618	4,626
Short-term investments [note 5]	4,801	505
Amounts receivable	153	77
Investment tax credit recoverable	1,090	1,736
Prepaid expenses	587	295
Total current assets	14,249	7,239

Property and equipment, net [note 6]	44	99
Other assets	497	12

Total assets	14,790	7,350

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities	2,252	1,048
Convertible debentures [note 10]	—	4,665
Current portion of long-term obligations [note 7]	632	—

Total current liabilities	2,884	5,713
Taxes payable	—	2,487
Long-term obligation, less current portion [note 7]	1,199	—

Total liabilities	4,083	8,200
Commitments and contingencies [note 14]
Class A redeemable convertible preferred shares:
no par value; unlimited number authorized; nil shares issued and outstanding at December 31, 2008 and 848,805 at December 31, 2007 (aggregate retraction amount of nil at December 31, 2008, and $5,720 at December 31, 2007) [note 11]	—	4,329
Class B redeemable convertible preferred shares:
no par value; unlimited number authorized; nil shares issued and outstanding at December 31, 2008, and 8,945,448 at December 31, 2007 (aggregate retraction amount of nil at December 31, 2008, and $33,432 at December 31, 2007) [note 11]	—	33,044
Shareholders’ equity (deficiency):
Common shares:
no par value; unlimited number authorized; 118,801 shares issued and outstanding at December 31, 2007 [note 12]	—	399
Common shares:
$0.001 par value 11,019,930 shares authorized and 5,544,114 issued and outstanding at December 31, 2008	6	—
Additional paid-in capital	56,070	567
Deficit accumulated during the development stage	(48,009)	(41,832)
Accumulated other comprehensive income	2,640	2,643

Total shareholders’ equity (deficiency)	10,707	(38,223)

Total liabilities and shareholders’ equity (deficiency)	14,790	7,350

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Loss
(In thousands of U.S. dollars, except share and per share amounts)

				Period from
				26-May-00
				(inception) to
	Years ended December 31,			December 31,
	2008	2007	2006	2008
	$	$	$	$
EXPENSES
Research and development	7,819	4,135	7,974	28,608

General and administrative	3,293	3,540	3,328	13,422

Total expenses	11,112	7,675	11,302	42,030

OTHER INCOME (EXPENSE)
Interest income	210	177	454	1,412
Other	211	(325)	(71)	(583)

Total other income (expense)	421	(148)	383	829

Loss for the period before taxes and extraordinary gain	(10,691)	(7,823)	(10,919)	(41,201)

Income tax expense (recovery) [note 9]	(2,059)	713	675	107

Loss before extraordinary gain	(8,632)	(8,536)	(11,594)	(41,308)
Extraordinary gain [note 4]	4,428	—	—	4,428

Net loss	(4,204)	(8,536)	(11,594)	(36,880)
Redeemable convertible preferred share accretion	1,973	2,944	2,604	11,129

Loss attributable to common shareholders	(6,177)	(11,480)	(14,198)	(48,009)

Basic and diluted loss per common share [note 12[h]]	(3.38)	(96.63)	(119.51)

Weighted average number of common shares [note 12[h]]	1,829,276	118,801	118,801

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except share amounts)

					Deficit
			Accumulated		Accumulated
			Other	Other	During the	Total
	Common		Comprehensive	Comprehensive	Development	Shareholders’
	Shares	Amount	Income (Loss)	Income (Loss)	Stage	Deficiency
	(in thousands of U.S. dollars, except share amounts)
Balance, December 31, 2005	118,801	521	1,806		(16,154)	(13,827)

Stock-based compensation expense		182				182
Cumulative translation adjustment from application of US dollar reporting			316	316		316
Reclassification of unrealized gain on marketable securities			(37)	(37)		(37)
Unrealized loss on marketable securities			(2)	(2)		(2)
Redeemable convertible preferred share accretion					(2,604)	(2,604)
Loss for the period				(11,594)	(11,594)	(11,594)

Comprehensive loss for the period				(11,317)

Balance, December 31, 2006	118,801	703	2,083		(30,352)	(27,566)

Stock-based compensation expense		263				263
Cumulative translation adjustment from application of US dollar reporting			557	557		557
Reclassification of unrealized loss on marketable securities			2	2		2
Unrealized gain on marketable securities			1	1		1
Redeemable convertible preferred share accretion					(2,944)	(2,944)
Loss for the year				(8,536)	(8,536)	(8,536)

Comprehensive loss for the year				(7,976)

Balance, December 31, 2007	118,801	966	2,643		(41,832)	(38,223)

Stock-based compensation expense		174				174
Shares held by Sonus shareholders	2,059,898	10,456				10,456
Shares issued in exchange for convertible debentures	1,036,586	5,012				5,012
Shares issued in exchange for preferred shares	905,131	39,345				39,345
Escrow shares released on achievement of milestones	1,388,875
Stock option exercises	34,601	122				122
Issuance of common stock under employee benefit plans	222	1				1
Cumulative translation adjustment from application of US dollar reporting			(3)	(3)		(3)
Redeemable convertible preferred share accretion					(1,973)	(1,973)
Loss for the period				(4,204)	(4,204)	(4,204)

Comprehensive loss for the period				(4,207)

Balance, December 31, 2008	5,544,114	56,076	2,640		(48,009)	10,707

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

				Period from
				26-May-00
				(inception) to
	Years ended December 31,			December 31,
	2008	2007	2006	2008
	$	$	$	$
OPERATING ACTIVITIES
Income (loss) for the period	(4,204)	(8,536)	(11,594)	(36,880)

Add items not involving cash
Extraordinary gain	(4,428)	—	—	(4,428)
Depreciation and amortization	89	83	94	427
Stock-based collaboration expense	—	—	—	1,758
Stock-based compensation [note 12[c]]	174	263	182	735
Accrued interest on convertible debenture [note 10]	313	193	—	505
Changes in non-cash working capital items	—	—	—	—
Amounts receivable	204	181	126	127
Investment tax credit recoverable	646	(993)	(184)	(1,089)
Prepaid expenses	—	(68)	—	(295)
Other assets	(117)	(1)	—	(129)
Accounts payable and accrued liabilities	(2,244)	(2)	129	(1,198)
Lease obligation	(253)	—	—	(253)
Taxes payable on preferred shares	(2,487)	1,001	651	—

Cash used in operating activities	(12,307)	(7,879)	(10,596)	(40,720)

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	(3)	—	—	(3)
Proceeds from issuance of common stock under stock option and employee purchase plans	124	—	—	124
Issuance of preferred shares, net of share issue costs	—	—	—	26,719
Issuance of common shares, net of share issue costs	—	—	—	146
Issuance of convertible debentures net of issue costs	—	4,442	—	4,442

Cash provided by financing activities	121	4,442	—	31,428

INVESTING ACTIVITIES

Purchase of investments	(4,843)	(6,763)	(18,093)	(89,020)
Proceeds from sale of investments	15,276	13,058	29,286	101,584
Purchase of property and equipment	(3)	(17)	(38)	(391)
Cash received on reverse takeover of Sonus	5,464	—	—	5,464
Transaction fees on reverse takeover of Sonus	(807)	—	—	(807)

Cash provided by investing activities	15,087	6,278	11,155	16,830

Effect of exchange rate changes on cash	90	(68)	12	(80)
Increase in cash and cash equivalents during the period	2,992	2,773	571	7,618
Cash and cash equivalents, beginning of the period	4,626	1,853	1,282	—

Cash and cash equivalents, end of the period	7,618	4,626	1,853	7,618
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
OncoGenex Pharmaceuticals, Inc. (the “Company” or “OncoGenex”) is a development stage enterprise committed to the development and commercialization of new cancer therapies. The Company is incorporated in the state of Delaware and, together with its subsidiaries, has a facility in Bothell, Washington for administrative, clinical and regulatory operations and an office in Vancouver, BC for administrative, pre-clinical and manufacturing-related operations.
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus changed its name to OncoGenex Pharmaceuticals, Inc. and was listed on the Nasdaq Capital Market under the ticker symbol OGXI. These consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The accompanying Balance Sheet at December 31, 2007 has been derived from the audited financial statements of OncoGenex Technologies included in the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on July 3, 2008.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of OncoGenex have been included. The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and our wholly owned subsidiaries, OncoGenex Techologies and OncoGenex, Inc. All intercompany balances and transactions have been eliminated.
Liquidity
The Company has historically experienced recurring losses from operations that have generated an accumulated deficit of $48 million through December 31, 2008. For the year ended December 31, 2008, the Company used $12.3 million of cash to fund operations. At December 31, 2008, the Company had cash, cash equivalents and short-term investments of $12.4 million, and working capital of $11.3 million.
Under our current forecasted cash needs, we believe that existing cash, cash equivalents and short-term investments will be sufficient to fund expected operations into 2010. We will need additional capital in 2010 to support the continued development of OGX-011, other product candidates and to fund continuing operations.

2. ACCOUNTING POLICIES
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
Reporting Currency and Foreign Currency Translation
Effective August 21, 2008, the Company changed its functional currency from the Canadian dollar to the U.S. dollar. With the acquisition of Sonus (note 4), the Company’s primary economic environment has now changed from Canada to the United States. This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed. The Company accounted for the change in functional currency prospectively.
The consolidated financial statements of the Company for the years ended December 31, 2006 and 2007 and for the period of January 1, 2008 to August 20, 2008, are based on the Canadian functional currency, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income.
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

Scientific Research and Development Tax Credits
The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The refundable tax credit reduces the carrying cost of expenditures for research and development expenses to which it relates. The non-refundable tax credit reduces the tax provision. Following the completion of the Arrangement (note 4) all qualifying expenditures are eligible for non-refundable tax credits only.
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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (or SFAS 123(R)), “Share-Based Payment”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period.
Segment Information
The Company follows the requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The Company has one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments from the application of U.S. dollar reporting and unrealized gains and losses on the Company’s available-for-sale marketable securities. The Company has reported the components of comprehensive loss in the statement of shareholders’ equity.
Income (Loss) per Common Share
Basic loss per common share is computed using the weighted average number of common shares outstanding during the period adjusted to reflect the equivalent OncoGenex Pharmaceuticals shares and equity structure. Prior to the completion of the Arrangement on August 21, 2008 the weighted average number of common shares represents OncoGenex Technologies only. Diluted loss per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period. The effect of potentially issuable common shares from outstanding stock options and convertible preferred shares and debentures is anti-dilutive for all periods presented.

Recently Adopted Accounting Policies
Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for markets that are not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition for the year ended December 31, 2008 however, this change may have an impact on the financial condition and the results of operations in future periods.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” Is effective January 1, 2008 for the Company. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company did not elect to use the option and as such SFAS 159 has not impacted the Company’s financial position and results of operations.
In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development,” or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Adoption of EITF No. 07-03 effective January 1, 2008 on a prospective basis has not resulted in any impact on to the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ “ which occurred on September 16, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial position, results of operations or cash flows.

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
Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that EITF 07-01 will have a material impact on the consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that SFAS No. 141R will have a material impact on the consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that SFAS No. 160 will have a material impact on the consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that these pronouncements will have a material impact on the consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the consolidated financial position, results of operations or cash flows.
In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.
3. FINANCIAL INSTRUMENTS AND RISK
For certain of the company’s financial instruments including cash, amounts receivable, and accounts payable carrying values approximate fair value due to their short-term nature. The Company’s cash equivalents and short-term investments are recorded at fair value.
Financial risk is the risk to the Company’s results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates as well as credit risk associated with the financial stability of the issuers of the financial instruments. Foreign exchange rate risk arises as a portion of the Company’s investments which finance operations and a portion of the Company’s expenses are denominated in other than U.S. dollars.
The Company invests its excess cash in accordance with investment guidelines, which limit the credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2008 the average days to maturity of the Company’s portfolio of cash equivalents and marketable securities was 54 days. The Company does not use derivative instruments to hedge against any of these financial risks.

4. REVERSE TAKEOVER
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full year ended December 31, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for years ended December 31, 2007 and 2006 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.
On August 12, 2008, OncoGenex Technologies’ stockholders approved the Arrangement described above and on August 19, 2008, Sonus stockholders approved the Arrangement, an one-for-eighteen reverse stock split of its common stock, and a reduction of Sonus’ authorized capital from 75,000,000 common shares to 11,019,930 common shares. The reverse stock split occurred immediately prior to the closing of the Arrangement. Resulting fractional shares were eliminated. All information in the financial statements and the notes thereto relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.
Under the purchase method of accounting, Sonus’ outstanding shares of common stock were valued using the average closing price on Nasdaq of $5.04 for the two days prior through to the two days subsequent to the announcement of the Arrangement on May 27, 2008. There were 2,059,898 shares of common stock outstanding, as adjusted for the reverse stock split, on August 20, 2008, immediately prior to closing. The fair value of the Sonus outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 57.67% to 89.48%, risk-free interest rate of 1.73% to 3.89%, and expected lives ranging from 0.05 to 4.79 years. The fair value of the Sonus outstanding warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.86, volatility of 58.71%, risk-free interest rate 3.89%, and expected lives ranging from 0.99 to 1.08 years.
The final purchase price is summarized as follows (in thousands):

Sonus common stock	$10,385
Fair value of options and warrants assumed	71
Transaction costs of OncoGenex	807

Total purchase price	$11,263
Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the Sonus net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the Arrangement. The final purchase price allocation is as follows (in thousands):

Cash	$5,464
Marketable securities	14,808
Accounts receivable	6
Interest receivable	273
Other current assets	175
Furniture and equipment	1,186
Other long term assets	497
Intangible assets	280
Accounts payable	(35)
Accrued expenses excluding severance payable	(652)
Severance payable to employees as part of restructuring	(1,322)
Severance payable to senior executives	(1,440)
Excess facility loss	(2,083)
Negative goodwill	(5,894)

Total purchase price	$11,263

In accordance with SFAS 141, “Business Combinations” any excess of fair value of acquired net assets over purchase price (negative goodwill) has been recognized as an extraordinary gain in the period the Arrangement was completed. The excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current acquired assets. Prior to allocation of the excess negative goodwill OncoGenex has reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as an extraordinary gain. There was no other impact to other comprehensive income. Any subsequent adjustments to the extraordinary gain resulting from the changes to the purchase price allocation shall be recognized as an extraordinary item.
The final pro rata reduction of non-current and intangible assets acquired is as follows (in thousands):

Negative goodwill	$(5,894)

Furniture and equipment	1,186
Intangible assets	280

Excess negative goodwill	$(4,428)
Pro Forma Results of Operations
The results of operations the combined Company are reflected in the consolidated financial statements from the date of the completion of the Arrangement on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if it were consummated at the beginning of the period presented. The pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the year ended	For the year ended
	December 31,	December 31,
(in thousands except shareholder and per share amounts)	2008	2007

Revenue	$—	$20,131
Net loss applicable to common shareholders	$(28,102)	$(19,977)
Net loss per share — basic and diluted	$(15.36)	$(168.16)
Weighted average shares	1,829,276	118,801
5. FAIR VALUE MEASUREMENTS
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

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:
•	Level 1 — Quoted prices in active markets for identical securities;
•	Level 2 — Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities);
•	Level 3 — Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.
In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. A description of the valuation techniques applied to the Company’s marketable securities measured at fair value on a recurring basis follows.
Financial Instruments
U.S. Government and Agency Securities
U.S. Government Securities. U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.
U.S. Agency Securities. U.S. agency securities are comprised of two main categories consisting of callable and non-callable agency issued debt securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are categorized in Level 2 of the fair value hierarchy.
Corporate and Other Debt
Corporate Bonds. The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as significant inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the hierarchy.
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2008
Corporate debt securities	$—	$3,792	—	3,792
US agency securities	—	1,009	—	1,009
Asset-backed securities	—	—	—	—

	$—	$4,801	—	4,801

Marketable securities consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
2008
Corporate debt securities	$3,797	$2	$(7)	$3,792
US agency securities	1,007	2	—	1,009

	$4,804	$4	$(7)	$4,801

2007
Corporate debt securities	$—	$—	$—	$—
US agency securities	504	1	—	505

	$504	$1	$—	$505
There were no significant realized or unrealized gains or losses on the sales of marketable securities in 2008, 2007 or 2006. All of the marketable securities held as of December 31, 2008 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at December 31, 2008 given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.
6. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
(in thousands)	Cost	Amortization	Value
	$	$	$
December 31 2008
Computer equipment	166	152	14
Computer software	102	96	6
Furniture and fixtures	94	70	23
Leasehold improvements	38	38	—

	400	356	44
December 31 2007
Computer equipment	204	173	31
Computer software	133	117	16
Furniture and fixtures	115	66	49
Leasehold improvements	52	49	3

	504	405	99
7. SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES
As a requirement for the closing of the Arrangement, Sonus terminated the employment of two senior executives. Severance payable at the date of the transaction was $1,439,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (note 4). The severance payable was settled following the completion of the Arrangement and the amount owing at December 31, 2008 was nil.
On August 21, 2008, immediately following the completion of the Arrangement (note 4), the Company reduced workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,323,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (note 4). The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at December 31, 2008 was $137,000.

Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The final plan for this space has not yet been determined by management; however, the Company has recognized a restructuring charge of $1,722,000 in relation to the estimated fair value of the liability remaining at December 31, 2008 with respect to excess facilities. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (note 4). This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

			Amortization	Remaining
	Liability at	Payments	of excess lease	Liability at
(in thousands)	August 21, 2008	made	facility	December 31, 2008
Executive severance	1,439	1,439	—	—
Employee severance	1,323	1,186	—	137
Excess lease facility	2,084	—	362	1,722
8. OTHER ASSETS
Other assets include deposits paid for office space in accordance with the terms of the operating lease agreements.
9. INCOME TAX
[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense, using a statutory tax rate of 34% for the year ended December 31, 2008 and the statutory rate of 34.12% for the year ended December 31, 2007 is as follows:

(in thousands)	2008	2007	2006
Income taxes at statutory rates	(3,635)	(2,669)	(3,726)
Expenses (income) not deducted (included) for tax purposes	3,991	389	169
Effect of tax rate changes on deferred tax assets and liabilities	974	1,721	857
Reduction in benefit of operating losses	339	—	—
Foreign exchange effect on valuation allowance	2,244	(1,643)	97
Investment tax credits	(180)	—	—
Research and development tax credits	—	(96)	(68)
Change in valuation allowance	1,643	2,685	3,261
Reversal of pre transaction income	(5,310)	—	—
Part VI.I tax	(2,125)	676	667
Part VI.I tax deduction	—	(519)	(512)
Other	—	169	(70)
Income tax expense	(2,059)	713	675
[b] At December 31, 2008, the Company has investment tax credits of $268,000 [2007—$5,000] available to reduce future Canadian income taxes otherwise payable. The Company also has non-capital loss carry forwards for financial statement purposes of $25,623,000 [2007—$22,322,000] available to offset future taxable income in Canada and federal net operating loss carryforwards of $124,298,000 to offset future taxable income in the United States. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $4 million, the resulting benefit will be credited to stockholders’ equity.

The initial public offering of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company’s use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards in the United States before utilization.
The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows:

		Non-capital
		and Net
	Investment	Operating
	Tax Credits	Losses
	$	$
	(In thousands)
2009	—	2,265
2010	—	5,652
2011	2	47
2012	2	44
2013	1	3,422
2014	—	2,855
2015	199	—
2016	—	—
2017	—	—
2018	—	10,524
2019	—	37
2020	—	2,814
2021	—	220
2022	—	11,867
2023	—	10,757
2024	—	16,617
2025	—	7,830
2026	57	31,292
2027	—	26,780
2028	7	16,898

	268	149,921
In addition, the Company has unclaimed tax deductions of approximately $6,408,000 related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The Company also has research and development tax credits of $1,819,000 available to reduce future taxes payable in the United States. The research and development tax credits expire between 2009 and 2029.

[c] Significant components of the Company’s deferred tax assets as of December 31 are shown below:

(in thousands)	2008	2007
	$	$
Deferred tax assets:
Tax basis in excess of book value of assets	692	1,026
Non-capital loss carryforwards	48,923	4,547
Research and development deductions and credits	3,777	1,669
Part VI.1 tax deduction	—	1,511
Share issue costs	144	(5)
Stock options	1,560	—
Capital loss carryforward	268	72
Deferred rent	494	—

Total deferred tax assets	55,858	10,982
Valuation allowance	(55,858)	(10,982)
The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2008 and 2007. The change in valuation allowance is due to a decrease in deferred tax assets from OncoGenex Technologies Inc. and the addition of deferred tax assets from OncoGenex Pharmaceuticals, Inc.
[d] Under FIN 48, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.
A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2008 is as follows:

(in thousands)	$
Balance as of December 31, 2007	614
Additions based on the reverse takeover of Sonus	1,355
Additions based on tax positions related to the current year	342
Deductions based on tax positions related to the current year	(355)
Balance as of December 31, 2008	1,956
As of December 31, 2008, unrecognized benefits of approximately $1,956,000, if recognized, would affect the Company’s effective tax rate.

The Company’s accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2008 and December 31, 2007 the Company had no accrued interest and penalties related to income taxes.
The Company is subject to taxes in Canada and the U.S. until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2002 to 2008
US	2002 to 2008
10. CONVERTIBLE DEBENTURES
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
As at August 20, 2008, the OncoGenex Technologies convertible debenture outstanding balance of principal and accrued interest was $5,012,000. As part of the Arrangement (note 4), Sonus agreed to issue shares of common stock in exchange for the common stock, preferred shares and convertible debentures of OncoGenex Technologies. On October 28, 2008, the Company exercised its option to convert all the outstanding convertible debentures into preferred shares. They then exercised its option to convert to preferred shares into common shares. All common shares of OncoGenex Technologies were then held by the Company and have been eliminated on consolidation.
11. REDEEMABLE CONVERTIBLE PREFERRED SHARES
[a] Authorized
Unlimited number of Class A preferred voting shares, issuable in series, no par value
Unlimited number of Class B preferred voting shares, issuable in series, no par value
[b] Issued and outstanding shares
From December 2001 through October 2002, OncoGenex Technologies issued 848,805 Class A Series 1 and 2 Redeemable Convertible Preferred Shares for net proceeds of $2,488,000. From September 2003 through August 2005, the Company issued 8,945,448 Class B Series 1 and 2 Redeemable Convertible Preferred Shares for net proceeds of $25,729,000, consisting of cash of $24,231,000 and payment of collaboration expenses of $1,498,000.
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

The retraction price for the Class A preferred shares, Series 1 and Series 2, and the Class B preferred shares, Series 1 and Series 2 is equal to the issue price for such shares plus a preferred return adjustment (being an amount required to generate an 8% annual cumulative return for the holder of such shares). In the event that holders of Class A and Class B preferred shares are paid the cumulative preferred return adjustment referred to above, the OncoGenex Technologies would become liable for payment of taxes under Part VI.1 of the Income Tax Act (Canada) which is calculated at 25% of the amount paid in excess of CAD $500,000. Consequently, OncoGenex Technologies recorded an income tax expense to reflect the potential tax liability in the event that a preferred return adjustment is required to be paid out.
As at August 20, 2008, the OncoGenex Technologies Class A balance of principal and accretion was $4,634,000 and the Class B balance of principal and accretion was $34,711,000, while tax payable in relation to the potential Part VI.1 tax was $2,628,000. As part of the Arrangement (note 4), Sonus agreed to issue shares of common stock in exchange for all the outstanding securities of OncoGenex Technologies, common stock, preferred shares and convertible debentures of OncoGenex Technologies. On September 19, 2008, all preferred shares of OncoGenex Technologies then held by the Company were converted into common shares of OncoGenex Technologies and eliminated on consolidation. As there are no longer any preferred shares outstanding of OncoGenex Technologies, there is no longer a risk that the Company will have to pay Part VI.1 tax; therefore, the payable has been eliminated, resulting in a non-cash income tax expense recovery of $2,628,000.
12. COMMON STOCK
[a] Authorized
11,019,930 authorized common voting shares, par value of $0.001
[b] Issued and outstanding shares
As at August 20, 2008, there were 118,801 common shares of OncoGenex Technologies (on a post-conversion basis) and 2,059,898 shares of common stock of Sonus outstanding. As part of the arrangement (note 4), Sonus agreed to issue 3,449,393 shares of common stock, after accounting for the elimination of resulting fractional shares, in exchange for all the common shares, preferred shares and convertible debentures of OncoGenex Technologies. As a result, all common shares of OncoGenex Technologies are now held by the Company and have been eliminated on consolidation.
During the year ended December 31, 2008, the Company issued 34,601 common shares upon exercise of stock options (year ended December 31, 2007 — nil, year ended December 31, 2006 — nil). The Company issues new shares to satisfy stock option exercises.
Escrow shares
As part of the Arrangement (note 4), 1,388,875 of the shares of common stock issuable to the holders of OncoGenex Technologies securities were placed into escrow at the closing of the Arrangement and were to be released from escrow upon the achievement of certain agreed-upon milestones relating to OncoGenex product candidates OGX-011, OGX-427 and OGX-225 and the future price of our common stock. The milestone shares were issued and placed into escrow at the closing of the Arrangement.
On July 24, 2008, the Company announced the completion of a Special Protocol Assessment on the patient population, trial design, trial endpoints, statistical analyses and size of a registration clinical trial with OGX-011. The achievement of this milestone resulted in the release of 25% (347,237) of the shares held in escrow.
On October 7, 2008 the Company concluded a meeting with the U.S. Food and Drug Administration (FDA), at which the FDA agreed that “durable pain palliation is an acceptable and desirable trial endpoint” to support product marketing approval for OGX-011 as a treatment for CRPC. In addition, OncoGenex reported that the FDA provided guidance on the submitted protocol including recommendations on trial endpoints, the appropriate patient population, entry criteria and trial conduct. Based on the results of this meeting, the Board of Directors of OncoGenex approved the release of 25% (347,207) of the shares held in escrow. The escrow agreements provided for the release of 25% of the shares held in escrow following the occurrence of a meeting with the FDA to confirm that pain palliation is an appropriate primary endpoint to support a product marketing approval in prostate cancer.

On December 3, 2008, the Company announced positive survival results from a randomized Phase 2 clinical trial of OGX-011 in combination with docetaxel and prednisone (“the OGX-011 arm”) compared to docetaxel and prednisone alone (“the control arm”) for first-line treatment of metastatic castrate resistant prostate cancer. The OGX-011 arm demonstrated a 10.6 month median overall survival advantage over the median survival observed in the control arm. The escrow agreements provided for the release of 50% (694,431) of the original number of shares held in escrow following the demonstration of at least a two-month improvement in survival in the OGX-011 arm as compared to the control arm. Based on the median overall survival advantage of the OGX-011 arm, the Board of Directors of OncoGenex Pharmaceuticals has approved the release of all of the remaining shares held in escrow pursuant to agreements related to the Arrangement.
As at December 31, 2008 all milestone shares have been released from escrow.
[c] Stock options
OncoGenex Technologies Inc. Stock Option Plan
In September 2003, the Board of Directors of OncoGenex Technologies approved an amended stock option plan (the “OncoGenex Technologies Plan”), which was an amendment of the stock option plan first established in October 2001. The OncoGenex Technologies Plan was subsequently approved by shareholders on August 12, 2008. Under this plan, the Company may grant options to purchase common shares in the Company to employees, directors, officers, and consultants of the Company. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the common shares at the grant date.
The options vest in accordance with terms as determined by the Board, typically over three or four years for options issued to employees. The expiry date for each option is set by the Board with a maximum expiry date of seven years and a minimum expiry of five years from the date of grant.
On August 21, 2008, under the Arrangement (note 4), each option to purchase shares of OncoGenex Technologies common stock (“OncoGenex Technologies Option”) was exchanged for an option to purchase shares of OncoGenex common stock. Specifically, each OncoGenex Technologies Option was exchanged for an option to purchase the amount of shares of common stock of OncoGenex equal to the product of (a) the share exchange ratio of the Arrangement (“Share Exchange Ratio”), as adjusted by the one-for-eighteen reverse stock split, (b) multiplied by the number of OncoGenex Technologies shares of common stock subject to each OncoGenex Technologies Option. The exercise price of each OncoGenex Technologies Option was also adjusted to an amount equal to the product of (x) the exercise price per share of each OncoGenex Technologies Option immediately prior to the effective time of the arrangement, (y) divided by the Share Exchange Ratio, as adjusted by the one-for-eighteen reverse stock split, (z) multiplied by the noon buying rate of exchange for one U.S. dollar in Canadian dollars as published by the Federal Reserve Bank of New York on the date immediately prior to the Arrangement.
Sonus Option Plans
Prior to the Arrangement, Sonus had options outstanding under a number of share option plans that had been approved by shareholders as follows: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (''1991 Plan’’), (b) the 1999 Nonqualified Stock Incentive Plan (''1999 Plan’’), (c) the 2000 Stock Incentive Plan (''2000 Plan’’), and (d) the 2007 Performance Incentive Plan (“2007 Plan”) (collectively referred to as the ''Sonus Plans’’).

Pursuant to certain change of control provisions in the 1999 Plan and the 2000 Plan, all outstanding options granted under those plans were cancelled immediately prior to the Arrangement. Pursuant to the change of control provision in the 2007 Plan, vesting of options granted under the 2007 Plan was accelerated and all outstanding options granted under that plan became fully vested immediately prior to the Arrangement. No changes were made to the 1991 Plan. All outstanding options issued under the 1991 Plan were fully vested prior to the Arrangement.
All outstanding options to purchase common shares under the Sonus Plans have been adjusted to reflect the one-for-eighteen reverse stock split. Because this modification was designed to equalize the fair value of an award before and after an equity restructuring, no incremental compensation cost is recognized.
SFAS 123R
The Company recognizes expense related to the fair value of our stock-based compensation awards using the provisions of SFAS No. 123R. The Company uses the Black-Scholes option pricing model as the most appropriate fair value method for its awards and recognizes compensation expense for stock options on a straight-line basis over the requisite service period. In valuing its options using the Black-Scholes option pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates of the options.
The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company considers the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rate that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. The Company has never paid or declared dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.
The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2008	2007	2006
Risk-free interest rates	1.71%	4.63%	4.09%
Expected dividend yield	0%	0%	0%
Expected life	5.2 years	5 years	5 years
Expected volatility	77%	100%	100%
The weighted average fair value of stock options granted during the year ended December 31, 2008 was $2.93 per share (December 31, 2007 — $14.50 and December 31, 2006 — $3.13).
Total stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2008, 2007 and 2006 was $174,000, $263,000 and $182,000 respectively.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Years ended December 31,
(in thousands)	2008	2007	2006
	$	$	$
Research and development	65	93	49
General and administrative	109	170	133

Total share-based compensation	174	263	182

Options vest in accordance with terms as determined by the Board, typically over three or four years for employee grants and one year for Board of Director option grants. The expiry date for each option is set by the Board with, which is typically seven years. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the share at the grant date. As at December 31, 2008 the Company has reserved 894,054 common shares for issuance of stock options to employees, directors, officers and consultants of the Company, under its various equity compensation plans, of which 170,911 [December 31, 2007 — 92,279] are available for future issuance.
Stock option transactions and the number of stock options outstanding, after giving effect to the adjustments made to the OncoGenex Technologies Plan options and Sonus Plans options described above, are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2005	290,226	3.94
Option grants	25,572	4.11
Option forfeited	(5,879)	3.89

Balance, December 31, 2006	309,919	3.95
Option grants	15,984	18.93
Option forfeited	(1,672)	18.93

Balance, December 31, 2007	324,231	4.61
Additions from Sonus Option Plans	98,249	27.89
Option grants	397,150	2.93
Option exercises	(34,601)	3.57
Option forfeited	(61,886)	28.08

Balance, December 31, 2008	723,143	4.88

The following table summarizes information about stock options outstanding at December 31, 2008:

		Weighted-			Weighted-
	Options	Average	Options		Average
	Outstanding	Remaining	Exercisable	Weighted-	Remaining
	Number of	Contractual	Number of	Average	Contractual
	Shares	Life	Shares	Exercise	Life
Exercise Prices	Outstanding	(in years)	Outstanding	Price	(in years)
2.69	85,000	6.8	—	—	—
3.00	312,150	7.0	—	—	—
3.89	115,012	1.8	115,012	3.89	1.8
4.11	154,697	3.8	149,226	4.11	3.8
6.60	36,355	7.3	36,355	6.6	7.3
18.94	12,169	5.5	9,992	18.94	5.5
65.25	111	0.2	111	0.2	0.2
68.25	555	2.8	555	2.8	2.8
108.00	7,094	1.1	7,094	1.1	1.1

	723,143	6.64	318,345	3.18	3.47

As at December 31, 2008 and December 31, 2007 the total unrecognized compensation expense related to stock options granted is $740,000 and $195,000 respectively, which is expected to be recognized into expense over a period of approximately 4 years.
The estimated grant date fair value of stock options vested during the years ended December 31, 2008, 2007, and 2006 was $160,000, $189,000 and $191,000 respectively.
The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2008 was $39,000. No options were exercised in 2007 or 2006. At December 31, 2008, the aggregate intrinsic value of the outstanding options was $nil and the aggregate intrinsic value of the exercisable options was $nil.
[d] Stock Warrants
At December 31, 2008, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
[e] Sonus Employee Stock Purchase Plan
As at December 31, 2008, the Company had an employee stock purchase plan whereby employees were permitted to contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s share price at the lower of the beginning or end of each six-month offering period. Shares purchased under the plan were 222, 2,600 and 757 in 2008, 2007 and 2006, respectively. The plan was terminated subsequent to December 31, 2008.
[f] Shareholder Rights Plan
The Company has a Shareholder Rights Plan which was adopted in July 1996 and subsequently amended in July 2002, October 2005 and August 2006 (the “Rights Plan”). Under the Plan the Company’s Board of Directors declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding common share of the Company. Subject to the Rights Plan, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a exercise price of $140, subject to adjustment. These Rights provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company’s common stock, additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. Pursuant to the Rights Plan, the one-for-eighteen reverse stock split caused a proportionate adjustment of the number of Rights associated with each share of common stock. Currently, eighteen (18) Rights are associated with each share of common stock.

[g] 401(k) Plan
The Company maintains a 401(k) plan in which it provided a specified percentage match on employee contributions. Following the Arrangement, the Board of Directors of OncoGenex amended and restated the 401(k) plan whereas securities of the Company are no longer offered as an investment option. This amendment prohibits the inclusion of OncoGenex shares in the 401(k) plan, as well as any match of Company shares to employee contributions. No shares of the Company were issued subsequent to the Arrangement, and as such no related expense was incurred.
[h] Loss per common share
Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the transaction with Sonus. The following table presents the computation of basic and diluted net loss per share:

	Years ended December 31,
(in thousands except shares and per share amounts)	2008	2007	2006
Numerator
Income (loss) attributable to common shareholders as reported	$(6,177)	$(11,480)	$(14,198)
Denominator
Weighted average number of common shares outstanding	1,829,276	118,801	118,801
Basic and diluted income (loss) per common share	$(3.38)	$(96.63)	$(119.51)
Earnings per share associated with $4,428 extraordinary gain	$2.42

Basic and diluted income (loss) per common share excluding extraordinary gain	$(5.80)	$(96.63)	$(119.51)
As of December 31, 2008, 2007 and 2006 a total of 906,528, 324,231 and 309,919 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
13. RELATED PARTY TRANSACTIONS
Upon incorporation of OncoGenex Technologies, a former director assigned certain intellectual property to the Company in exchange for 178,564 common shares (820,000 OncoGenex Technologies shares). These common shares were recorded at a nominal amount representing the director’s original cost of the intellectual property.
The Company incurred consulting fees of $163,000, $123,000, and $132,000 for the years ended December 31, 2008, 2007, and 2006, respectively, payable to a former director of the Company. No amounts were included in accounts payable and accrued liabilities as at December 31, 2008 and 2007. All transactions were recorded at their exchange amounts.

14. COMMITMENTS AND CONTINGENCIES
Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the University of British Columbia (“UBC”) and Isis Pharmaceuticals Inc., the Company is obligated to pay royalties on future product sales and milestone payments of up to $9.9 million upon the achievement of specified product development milestones. In addition, the Company is obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year.
The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.
Unless otherwise terminated, the Isis agreements for OGX-011 and OGX-427 will continue for each product until the later of 10 years after the date of the first commercial product sale, or the expiration of the last to expire of any patents required to be licensed in order to use or sell the product, unless OncoGenex Technologies abandons either OGX-011 or OGX-427 and Isis does not elect to unilaterally continue development. The Isis agreement for OGX-225 will continue into perpetuity unless OncoGenex Technologies abandons the product and Isis does not elect to unilaterally continue development.
OncoGenex has also committed to purchase $1,356,000 of OGX-011 drug compound from Isis to be used in planned OGX-011 phase 3 clinical trials. The timing of the purchase has yet to be determined.
Bayer HealthCare LLC
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2009, with an option for the Company to terminate the lease at any point after September 2007, subject to a declining termination fee which is limited to a maximum of $34,000, and with an option to renew through 2014 at the then fair market value.
Future minimum annual lease payments under the Vancouver lease are as follows:

$
(in thousands)
2009	111

Total	111
In November 2006, prior to the Arrangement (note 4), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 and office equipment under two non-cancellable operating leases which expire in 2009 and 2010. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000 which is expected to be issued during 2009. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $1,721,961 as at December 31, 2008 (note 7).
Consolidated rent expense for years ended December 31, 2008, 2007, and 2006 was $801,000, $220,000, and $177,000 respectively.

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows:

$
(in thousands)
2009	1,982
2010	1,997
2011	2,055
2012	2,117
2013	2,180
remainder	9,396

Total	19,727
Guarantees and Indemnifications
In November 2002 the FASB issued FASB Interpretation No. 45, (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2008.
We have certain agreements with certain organizations with which we do business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

15. COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2008	2007
	$	$
Loss for the period	(4,204)	(8,536)

Unrealized gain (loss) on cash equivalents and marketable securities	—	3
Unrealized gain (loss) on foreign exchange	(3)	557

	(4,207)	(7,976)
16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
2008
Research and development	$4,198	$1,639	$1,108	$874
General and administrative	$1,050	$1,024	$646	$573

Total expenses	$5,248	$2,663	$1,754	$1,447
Other income (expense)	$334	$297	$(213)	$4
Tax expense (recovery)	$41	$(2,515)	$201	$214
Redeemable preferred share accretion	$—	$417	$780	$776
Extraordinary gain	$—	$4,428	$—	$—

Net loss (income) attributable to common shareholders (loss)	$4,955	$(4,160)	$2,949	$2,433
Net income (loss) per share*:
Basic and diluted	$(0.99)	$2.02	$(24.81)	$(20.48)

2007
Research and development	$1,060	$1,094	$862	$1,119
General and administrative	$831	$609	$738	$1,362

Total expenses	$1,891	$1,703	$1,600	$2,481
Other income (expense)	$(192)	$(27)	$(69)	$140
Tax expense (recovery)	$140	$200	$200	$173
Redeemable preferred share accretion	$788	$735	$741	$680

Net loss (income) attributable to common shareholders (loss)	$3,011	$2,665	$2,610	$3,194
Net income (loss) per share*:
Basic and diluted	$(25.34)	$(22.43)	$(21.97)	$(26.89)

*	Quarterly EPS may not add to annual figure due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the fourth quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
As a result of the Arrangement, the Company has inherited two separate systems of internal control over financial reporting, the system adopted by Sonus and the system adopted by OncoGenex Technologies, which differ in certain respects, none of which the Company’s believes to be material. Since the completion of the Arrangement, the Company has undergone a thorough assessment of each company’s internal control over financial reporting. Pending the completion of such assessment, the Company has maintained certain separate procedures and internal controls for each company.
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of OncoGenex Pharmaceuticals, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our 2009 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our 2009 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

	(a)		(b)		(c)
			Weighted-average		Number of securities remaining
	Number of securities to be		exercise price of		available for future issuance
	issued upon exercise of		outstanding		under equity compensation plans
	outstanding options, warrants		options, warrants		(excluding securities reflected in
Plan category	and rights		and rights		column (a)
Equity compensation plans approved by security holders	692,010	(1)	$4.97	(1)	170,911	(1)

Equity compensation plans not approved by security holders(2)	26,778		2.69		0

Total	723,143		$4.88		170,911

(1)	As at December 31, 2008, the Company maintained the following equity compensation plans, which were adopted by Sonus prior to the Arrangement: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (“1991 Plan”), (b) the 1999 Nonqualified Stock Incentive Plan (“1999 Plan”), (c) the 2000 Stock Incentive Plan (“2000 Plan”), and (d) the 2007 Performance Incentive Plan (“2007 Plan”) (collectively referred to as the “Sonus Plans”). In connection with the Arrangement, the Company assumed the OncoGenex Technologies Amended and Restated Stock Option Plan (the “OncoGenex Technologies Plan”) and all of the issued and outstanding options thereunder (the “Assumed Options”) pursuant to an assumption, amending and confirmation agreement dated August 21, 2008 between the Company and OncoGenex Technologies. The total option pool assumed under the OncoGenex Technologies Plan was 414,973 common shares, of which 376,778 common shares are issuable pursuant to Assumed Options exercisable as of December 31, 2008 having a weighted-average exercise price of $4.25. As of December 31, 2008, 3,330 common shares remain available for grant under the OncoGenex Technologies Plan.

(2)	Our 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”) is a broad-based plan for which shareholder approval was not required or obtained. On February 11, 2009, the 1999 Plan terminated in accordance with its terms. All stock options outstanding as of such time will continue in effect in accordance with their respective terms. Stock options granted under the 1999 Plan were generally granted with an exercise price equal to fair market value on the date of grant.

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with its 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with its 2009 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with its 2009 Annual Meeting of Stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements
(2)
All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4		Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7	(6)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(7)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation

4.3	(8)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation

4.4	(9)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation

4.5	(10)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(11)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

10.2	(11)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(11)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(12)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(12)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(12)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(13)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(14)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(13)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

Exhibit
Number		Description

10.10	(15)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(16)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(16)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(17)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(18)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(19)	Sonus Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan

10.16	(20)	Sonus Pharmaceuticals, Inc. Compensation Policy

10.17	(20)	Sonus Pharmaceuticals, Inc. Executive Compensation Program

10.18	(11)	Form of Indemnification Agreement for Officers and Directors of the Company

10.19	(17)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.20	(17)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.21	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino

10.22	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.23	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman

10.24	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

10.25	(17)	Employment Agreement between OncoGenex Technologies Inc. and Scott Cormack dated as of December 21, 2001, and Employment Amending Agreement dated as of August 10, 2005

10.26	(22)	Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson dated as of January 9, 2006*

10.27	(2)	Employment Amending Agreement dated June 28, 2007 between OncoGenex Technologies Inc. and Stephen Anderson

10.28	(22)	Employment Agreement between OncoGenex, Inc. and Cindy Jacobs dated as of September 12, 2005*

10.29	(23)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)

10.30	(23)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.31	(24)	Form of Purchase Warrant issued to Schering AG

10.32	(23)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein

10.33	(25)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.34	(26)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

Exhibit
Number		Description

10.35	(27)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.36		Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.37	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.38	(2)	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.39	(22)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.40	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.41	(2)	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

16.1	(28)	Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, to the Securities and Exchange Commission dated August 26, 2008, regarding change in certifying Accountant

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2009.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.

(7)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(11)	Incorporated by reference to the Company’s registration statement on Form S-1, Reg. No. 33-96112.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(15)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(16)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(18)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(19)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on March 24, 2006.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 15, 2006.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2008.

(22)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

(23)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(24)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(26)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(27)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(28)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 27, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC. (Registrant)
Date: March 11, 2009	By:	/s/ SCOTT CORMACK
Scott Cormack
Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ SCOTT CORMACK	Chief Executive Officer, President and Director (principal executive officer)	Date: March 11, 2009
Scott Cormack

By:	/s/ STEPHEN ANDERSON	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	Date: March 11, 2009
Stephen Anderson

By:	/s/ MICHAEL MARTINO	Director	Date: March 11, 2009

Michael Martino

By:	/s/ MICHELLE BURRIS	Director	Date: March 11, 2009

Michelle Burris

By:	/s/ DWIGHT WINSTEAD	Director	Date: March 11, 2009

Dwight Winstead

By:	/s/ PAT BRADY	Director	Date: March 11, 2009

Pat Brady

By:	/s/ NEIL CLENDENINN	Director	Date: March 11, 2009

Neil Clendeninn

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4		Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7	(6)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(7)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation

4.3	(8)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation

4.4	(9)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation

4.5	(10)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(11)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

10.2	(11)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(11)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(12)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(12)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(12)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(13)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(14)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(13)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

Exhibit
Number		Description

10.10	(15)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(16)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(16)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(17)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(18)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(19)	Sonus Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan

10.16	(20)	Sonus Pharmaceuticals, Inc. Compensation Policy

10.17	(20)	Sonus Pharmaceuticals, Inc. Executive Compensation Program

10.18	(11)	Form of Indemnification Agreement for Officers and Directors of the Company

10.19	(17)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.20	(17)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.21	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino

10.22	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.23	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman

10.24	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

10.25	(17)	Employment Agreement between OncoGenex Technologies Inc. and Scott Cormack dated as of December 21, 2001, and Employment Amending Agreement dated as of August 10, 2005

10.26	(22)	Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson dated as of January 9, 2006*

10.27	(2)	Employment Amending Agreement dated June 28, 2007 between OncoGenex Technologies Inc. and Stephen Anderson

10.28	(22)	Employment Agreement between OncoGenex, Inc. and Cindy Jacobs dated as of September 12, 2005*

10.29	(23)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)

10.30	(23)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.31	(24)	Form of Purchase Warrant issued to Schering AG

10.32	(23)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein

10.33	(25)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.34	(26)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

Exhibit
Number		Description

10.35	(27)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.36		Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.37	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.38	(2)	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.39	(22)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.40	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.41	(2)	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

16.1	(28)	Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, to the Securities and Exchange Commission dated August 26, 2008, regarding change in certifying Accountant

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2009.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.

(7)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(11)	Incorporated by reference to the Company’s registration statement on Form S-1, Reg. No. 33-96112.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(15)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(16)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(18)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(19)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on March 24, 2006.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 15, 2006.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2008.

(22)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

(23)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(24)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(26)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(27)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(28)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 27, 2008.