Form 10-Q
period 2009-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2009-05-07
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number 033-80623
OncoGenex Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4343413
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)
1522 217th Place SE, Suite 100, Bothell, Washington 98021
(Address of Principal Executive Offices)
(425) 686-1500
(Registrant’s telephone number, including area code)
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $0.001 par value	5,549,905

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number
Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008, and the period from May 26, 2000 (inception) to March 31, 2009	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008, and the period from May 26, 2000 (inception) to March 31, 2009	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Items 1, 2, 3, 4, and 5 are not applicable and therefore have been omitted

Signatures	32

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(a development stage enterprise)
(In thousands of U.S. dollars)

	March 31,	December 31,
	2009	2008
	$	$
	(unaudited)	Note 1

ASSETS

Current
Cash and cash equivalents	9,393	7,618
Short-term investments [note 4]	—	4,801
Amounts receivable	139	153
Investment tax credit recoverable	376	1,090
Prepaid expenses	631	587

Total current assets	10,539	14,249

Property and equipment, net	61	44
Other assets	497	497

Total assets	11,097	14,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	1,122	2,252
Current portion of long-term obligations [Note 6]	361	632

Total current liabilities	1,483	2,884
Long-term obligation, less current portion [Note 6]	1,219	1,199

Total liabilities	2,702	4,083

Commitments and contingencies [note 7]

Common Shares:

$0.001 par value 11,019,930 shares authorized and 5,549,905 issued and outstanding at March 31, 2009 and 5,544,114 issued and outstanding at December 31, 2008	6	6
Additional paid-in capital	56,169	56,070
Deficit accumulated during the development stage	(50,419)	(48,009)
Accumulated other comprehensive income	2,639	2,640

Total shareholders’ equity	8,395	10,707

Total liabilities and shareholders’ equity	11,097	14,790
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

			Period from
			26-May-00
	Three months		(inception)
	Ended March 31,		to March 31,
	2009	2008	2009
	$	$	$
EXPENSES
Research and development	1,694	874	30,302
General and administrative	782	573	14,204

Total expenses	2,476	1,447	44,506

OTHER INCOME (EXPENSE)
Interest income	33	81	1,445
Other	24	(77)	(559)

Total other income (expense)	57	4	886

Loss for the period before taxes and extraordinary gain	2,419	1,443	43,620
Income tax expense (recovery)	(10)	214	98
Loss before extraordinary gain	2,409	1,657	43,718
Extraordinary gain	—	—	4,428
Net loss	2,409	1,657	39,290
Redeemable convertible preferred share accretion	—	776	11,129

Loss attributable to common shareholders	2,409	2,433	50,419

Basic and diluted loss per common share [Note 5[e]]	0.43	20.48

Weighted average number of common shares [note 5[e]]	5,546,167	118,801
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

			Period from
	Three months ended		26-May-00
	March 31,		(inception) to
	2009	2008	31-Mar-09
	$	$	$
OPERATING ACTIVITIES
Loss for the period	(2,409)	(1,657)	(39,290)
Add items not involving cash
Extraordinary gain	—	—	(4,428)
Depreciation and amortization	9	14	436
Stock-based collaboration expense	—	—	1,758
Stock-based compensation [Note 5[c]]	76	55	811
Accrued interest on convertible debenture	—	177	505
Changes in non-cash working capital items
Amounts receivable	14	(14)	141
Investment tax credit recoverable	714	712	(375)
Prepaid expenses	(44)	32	(339)
Other assets	—	1	(129)
Accounts payable and accrued liabilities	(1,130)	(323)	(2,328)
Lease obligation	(267)	—	(520)
Taxes payable on preferred shares	—	98	—

Cash used in operating activities	(3,037)	(905)	(43,758)

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	—	—	(3)
Proceeds from issuance of common stock under stock option and employee purchase plans	23	—	147
Issuance of preferred shares, net of share issue costs	—	—	26,719
Issuance of common shares, net of share issue costs	—	—	146
Issuance of convertible debentures net of issue costs	—	—	4,442

Cash provided by financing activities	23	—	31,451

INVESTING ACTIVITIES
Purchase of investments	—	—	(89,020)
Proceeds from sale of investments	4,784	497	106,368
Purchase of property and equipment	(13)	(4)	(404)
Cash received on reverse takeover of Sonus	—	—	5,464
Transaction fees on reverse takeover of Sonus	—	—	(807)

Cash provided by investing activities	4,771	493	21,601

Effect of exchange rate changes on cash and cash equivalents	18	(73)	99
Increase (decrease) in cash and cash equivalents during the period	1,775	(485)	9,393
Cash and cash equivalents, beginning of the period	7,618	4,626	—

Cash and cash equivalents, end of the period	9,393	4,141	9,393

Supplemental cash flow information
Property and equipment acquired under lease obligation	16		16
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
OncoGenex Pharmaceuticals, Inc. (the “Company” or “OncoGenex”) is a development stage enterprise committed to the development and commercialization of new therapies that address unmet needs in the treatment of cancer. The Company was incorporated in the state of Delaware and, together with its subsidiaries, has a facility in Bothell, Washington for administrative, clinical and regulatory operations and an office in Vancouver, BC for administrative, pre-clinical and manufacturing-related operations.
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
The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009.
We are a development stage enterprise and we require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with CRPC. We may obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates, or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings. If we do not obtain additional funding in the second or third quarter of 2009 we will take action to reduce our costs in order to conserve cash and these cost reductions will be sufficient to fund operations to at least March 31, 2010.
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OncoGenex Technologies and OncoGenex, Inc. Inter-company accounts and transactions have been eliminated.

2. REVERSE TAKEOVER
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined company for the three month period ended March 31, 2009. The consolidated results of operations for the three month period ended March 31, 2008 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.
On August 12, 2008, OncoGenex Technologies’ stockholders approved the Arrangement and on August 19, 2008, Sonus stockholders approved both the transaction and a one-for-eighteen reverse stock split of its common stock. The reverse stock split occurred immediately prior to the completion of the Arrangement. Resulting fractional shares were eliminated. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.
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
The pro rata reduction of non-current and intangible assets acquired is as follows (in thousands):

Negative goodwill	$(5,894)
Furniture and equipment	1,186
Intangible assets	280

Excess negative goodwill	$(4,428)

Pro Forma Results of Operations
The results of operations of Sonus are included in OncoGenex’ consolidated financial statements from the date of the completion of the Arrangement on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
(In thousands, except shares and loss per share)	2009	2008
	$	$
Revenue	$—	$—
Net loss applicable to common shareholders	$(2,409)	$(5,150)
Net loss per share-basic and diluted	$(0.43)	$(43.35)
Weighted average shares	5,546,167	118,801
3. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
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
Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of EITF 07-01 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of SFAS No. 160 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of these pronouncements has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 142-3 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 was adopted by the Company on January 1, 2009. The adoption of FSB APB 14-1 has not had a material impact on the Company’s consolidated financial position, results of operations, cash flows or earnings per share.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. All prior-period earnings per share amounts presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of EITF No. 07-5 has not resulted in a material change to the classification or measurement of its financial instruments.
In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted EITF 08-7 on January 1, 2009. The adoption of EITF No. 08-7 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP SFAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company adopted EITF 08-7 effective January 1, 2009. The adoption of FSP SFAS 141R-1 has not had a material impact on the consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements
The FASB issued the following new accounting standards on April 9, 2009. We plan to adopt each standard in the second quarter of 2009, and do not expect that our adoption of any of these standards will have a material impact on our financial statements.
FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.
FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.
FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter.
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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	Level 1	Level 2	Level 3

Corporate debt securities	$—	$731	$—
Government debt securities	$—	$1,072	$—
Commercial paper	$—	$1,000	$—

		$2,803

All amounts in the above table represent cash equivalents which have maturities of 90 days or less.
5. COMMON SHARES
[a] Authorized
11,019,930 authorized common voting share, par value of $0.001.
[b] Issued and Outstanding Shares
As at August 20, 2008, there were 118,801 common shares of OncoGenex Technologies (on a post-conversion basis) and 2,059,898 shares of common stock of Sonus outstanding. As part of the Arrangement (Note 2), Sonus agreed to issue 3,449,393 shares of common stock, after accounting for the elimination of resulting fractional shares, in exchange for all the common shares, preferred shares and convertible debentures. As a result, all common shares of OncoGenex Technologies are now held by OncoGenex Pharmaceuticals, Inc. and have been eliminated on consolidation.
During the three month period ended March 31, 2009 the Company issued 5,791 common shares upon exercise of stock options (period ended March 31, 2008 — nil). The Company issues new shares to satisfy stock option exercises.
[c] Stock options
Stock Option Summary
As at March 31, 2009 the Company has reserved, pursuant to various plans, 888,152 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company of which 178,954 are not currently subject to outstanding grants and are available for future grant.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2008	723,143	4.88
Option grants	—	—
Option exercises	(5,791)	3.89
Option expirations	(1,240)	3.89
Option cancellations	(6,914)	7.60

Balance, March 31, 2009	709,198	4.86

There were no options granted during the three months ending March 31, 2009.
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
	$	$
Research and development	22	21
General and administrative	54	34

Total share-based compensation	76	55

As at March 31, 2009 and December 31, 2008 the total unrecognized compensation expense related to stock options granted is $663,000 and $740,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
[d] Stock Warrants
At March 31, 2009, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
[e] Loss per Common Share
Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the transaction with Sonus.

	Three Months Ended
	March 31,
(In thousands except shares and per share amounts)	2009	2008
Numerator
Loss attributable to common shareholders as reported	$2,409	$2,433

Denominator

Weighted average number of common shares outstanding	5,546,167	118,801

Basic and diluted loss per common share	$0.43	$20.48
As of March 31, 2009 and December 31, 2008 a total of 892,583 and 906,528 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

6. SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES
As a requirement for the closing of the transaction, Sonus terminated the employment of two senior executives. Severance payable at the date of the transaction was $1,440,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). The severance payable was settled following the completion of the transaction and the amount owing at March 31, 2009 and December 31, 2008 was nil.
On August 21, 2008, immediately following the completion of the Arrangement (note 2), the Company reduced workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (note 2). During 2008 the Company made payments totalling $1,186,000 and the amount owing at December 31, 2008 was $137,000. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at March 31, 2009 was $46,000.
Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The final plan for this space has not yet been determined by management; however, the Company recognized an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation (note 2). The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods. During 2008, $362,000 was amortized into income, resulting in a remaining liability at December 31, 2008 of $1,722,000. The estimated fair value of the liability remaining at March 31, 2009 with respect to excess facilities is $1,403,000.

	Remaining		Amortization	Remaining
	Liability at	Payments	of excess	Liability at
(In thousands)	December 31, 2008	made	lease facility	March 31, 2009
Employee severance included in accrued liabilities	$137	$91	$—	$46
Current portion of excess lease facility	$632	$—	$274	$358
Long-term portion of excess lease facility	$1,090	$—	$45	$1,045
7. COMMITMENTS AND CONTINGENCIES
Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the University of British Columbia (“UBC”) and Isis Pharmaceuticals Inc. (“Isis”), the Company is obligated to pay royalties on future product sales and milestone payments of up to $9.9 million upon the achievement of specified product development milestones. In addition, the Company is obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year.

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
OncoGenex has also committed to purchase $1,356,000 of OGX-011 drug compound from Isis in the second quarter of 2009.
Bayer HealthCare LLC
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC (“Bayer”) for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000 in 2009. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2009, with an option for the Company to terminate the lease at any point after September 2007, subject to a declining termination fee which is limited to a maximum of $34,000, and with an option to renew through 2014 at the then fair market value.
Future minimum annual lease payments under the Vancouver lease are as follows:

$
(In thousands)
2009	74

Total	74

In November 2006, prior to the Arrangement (note 2), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 and office equipment under two non-cancellable operating leases which expire in 2009 and 2010. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000 which is expected to be issued during 2009. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $1,403,000 as at March 31, 2009 (Note 6).

Consolidated rent expense for the periods ended March 31, 2009 and 2008 was $499,000 and $65,000 respectively.
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments including excess facilities are as follows:

$
(In thousands)
2009	1,558
2010	2,033
2011	2,067
2012	2,121
2013	2,184
remainder	9,396

Total	19,359

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
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2009.
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
10. RELATED PARTY TRANSACTIONS
The Company incurred consulting fees of $25,000 for the period ended March 31, 2008 respectively, payable to a former director. There were no related party transactions during the period ended March 31, 2009, and no amounts were included in accounts payable and accrued liabilities as at March 31, 2009. All transactions were recorded at their exchange amounts.

11. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
	$	$

Loss for the period	2,409	1,657

Unrealized loss on cash equivalents and marketable securities	1	2
Unrealized loss on foreign exchange	—	112

Comprehensive loss	2,410	1,771

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
MD&A Overview
In Management’s Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the results of operations for our Company, including:
•	an overview of our business;

•	results of operations and why those results are different from the comparative period in the prior year; and

•	capital resources we currently have, our need for additional capital and possible sources of additional funding for future capital requirements.
Arrangement Agreement
As discussed in the notes to the financial statements above, during 2008, the Company completed the Arrangement with OncoGenex Technologies and, in connection therewith, effected a one-for-eighteen reverse stock split. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-reverse stock split basis. For more information concerning the Arrangement, see the discussion of the Arrangement in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009 and note 2 to the financial statements included above, both of which are incorporated by reference herein.
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new therapies that address unmet needs in the treatment of cancer. The Company has five product candidates in its pipeline, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
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

Sonus was incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000. OncoGenex has devoted substantially all of its resources to the development of its product candidates. To date, OncoGenex Technologies has funded its operations primarily through the private placements of equity securities, and Sonus has funded its operations primarily through private and public placements of equity securities. Neither company has ever been profitable. The Company incurred a loss for the period ended March 31, 2009 of $2.4 million and has a cumulative loss of $50.4 million since OncoGenex Technologies’ inception in 2000 through March 31, 2009.
We require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with castrate resistant prostate cancer (“CRPC”). We may seek such additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates, licensing agreement or sale of certain of our product candidates, private or public offerings of our equity securities, or debt financings. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. In particular, the current widespread economic downturn, including the current tightening of credit in the financial markets, may adversely affect our ability to obtain adequate financing. If we are successful in obtaining additional funding and initiating one or more of our phase 3 clinical trials, then, unless the costs of development are borne by a third party pursuant to a partnership or collaboration agreement, we anticipate that our losses will rapidly increase, due primarily to the costs associated with phase 3 clinical trials.
We have designed three possible phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in CRPC. OncoGenex believes that two of the three studies will be required for product marketing approval. The three clinical trial designs are:
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
Currently, OncoGenex intends that the first-line docetaxel with and without OGX-011 will be combined with one of the second-line clinical trials. Determination of which of the two second-line studies will be conducted is dependent upon further discussions with the FDA, and is subject to obtaining additional funding. OncoGenex has reached agreement with the FDA on the design of both second-line studies. Management believes that the Company’s existing personnel and facilities are sufficient to carry on existing development activities. OncoGenex is unable to predict when, if ever, it will be able to commence the sale of any of its product candidates.
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
Until July 2, 2008, OGX-011 was being co-developed with Isis and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex.
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
Restructuring Activities
As discussed above in the notes to the financial statements, in connection with the closing of the Arrangement, Sonus terminated the employment of two senior executives and reduced its workforce. The severance payable to the terminated executives was settled following the completion of the transaction and the amount owing at March 31, 2009 was nil. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at March 31, 2009 was $46,000.
Results of Operations
As discussed above, on August 21, 2008, Sonus completed the Arrangement with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. The consolidated financial statements reflect the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined Company for the full three month period ended March 31, 2009. The consolidated results of operations for the three month periods ended March 31, 2008 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 2 to the financial statements.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
R&D expenses for the three months ended March 31, 2009 were $1.7 million compared to $0.9 million for the three months ended March 31, 2008, due mainly to costs associated with the development of OGX-427, an increase in employee expenses and higher facility costs resulting from the reverse takeover of Sonus. Also included in the three months ended March 31, 2008 was a Scientific Research and Development (“SRED”) claim of $0.3 million which offset R&D expenses. The SRED program is a Canadian federal tax incentive program that encourages Canadian businesses to conduct research and development in Canada. Since OncoGenex Technologies became an affiliate of a public company as a result of the Arrangement, SRED claims can now only be applied against taxes payable.
G&A expenses for the three months ended March 31, 2009 were $0.8 million compared to $0.6 million for the three months ended March 31, 2008, due mainly to higher employee expenses and increased costs associated with operating as a public company.
Interest income for the three months ended March 31, 2009 was $33 thousand compared to $81 thousand for the three months ended March 31, 2008. Of the $81 thousand in interest for the 2008 period, $60 thousand related to interest received from the Canada Revenue Agency in relation to the Company’s 2006 Scientific Research and Development claim, while the 2009 amount includes only interest earned on cash and cash equivalents and marketable securities.
Other for the three months ended March 31, 2009 was $24 thousand in income compared to $77 thousand in expense for the three months ended March 31, 2008. The income earned in 2009 was due to the gains on sales of equipment, as compared to a foreign exchange losses and convertible debenture interest in the 2008 period.
Liquidity and Capital Resources
OncoGenex has incurred cumulative losses of $50.4 million since the inception of OncoGenex Technologies through March 31, 2009. OncoGenex does not expect to generate revenue from product candidates for several years. Prior to the Arrangement, Sonus funded its operations through private and public offerings of common stock, and OncoGenex Technologies funded its operations primarily through the private placement of its preferred shares. Cash, cash equivalents and short term investments of $20.3 million were realized in August 2008 as a result of the Arrangement.
As at March 31, 2009, OncoGenex had cash and cash equivalents of $9.4 million in the aggregate as compared to cash, cash equivalents and short-term investments $12.4 million as at December 31, 2008. As at March 31, 2009, OncoGenex does not have any borrowing or credit facilities available to it.
Cash Flows
Cash Used in Operations
For the three months ended March 31, 2009 and 2008, net cash used in operations was $3.0 million and $0.9 million respectively. This increase in cash used in operations in the three months ended March 31, 2009 compared to the same period in 2008 was attributable primarily to increased R&D expenses associated with personnel and facilities assumed in the Arrangement.
Cash Provided by Financing Activities
For the three months ended March 31, 2009 and 2008, net cash provided by financing activities was $23 thousand and nil respectively. All net cash provided by financing activities in the three months ended March 31, 2009 was due to the result of proceeds from the issuance of common shares on stock option exercises. There was no cash provided by, or used by financing activities for, the three months ended March 31, 2008.

Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2009 and 2008 was $4.8 million and $0.5 million, respectively. Net cash provided by investing activities in the three months ended March 31, 2009 and 2008 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
OncoGenex believes that its cash, cash equivalents and short-term investments will be sufficient to fund its currently planned operations through February, 2010 including:
•	completion of its ongoing phase 2 clinical trials of OGX-011;

•	completion of its phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors;

•	initiation of an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer; and

•	working capital needs, capital expenditures and general corporate purposes.
We require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with CRPC. We may obtain additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings. If we do not obtain additional funding in the second or third quarter of 2009, we intend to take action to reduce our costs in order to conserve cash, and we anticipate that these cost reductions will be sufficient to fund operations until at least March 31, 2010.
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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at March 31, 2009.
Inflation
We not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
We previously disclosed certain contractual obligations and contingencies and commitments relevant to the Company within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 11, 2009. There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above, which is incorporated by reference herein.
Material Changes in Financial Condition

	March 31,	December 31,
(In thousands)	2009	2008
	$	$
Total assets	11,097	14,790
Total liabilities	2,702	4083
Shareholders’ equity	8,395	10,707
The decrease in assets from December 31, 2008 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The decrease in liabilities from December 31, 2008 relates predominantly to the payment in 2009 of significant manufacturing costs included in Accounts Payable at year end and the amortization of restructuring related liabilities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Form 10-K. Since the date of our 2008 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards
See Note 3, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in the 2009 first quarter, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2009, the decline in the fair value of our investment portfolio would not be material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 11, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report.
Item 6. Exhibits

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4	(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7	(7)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation

4.3	(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation

4.4	(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation

4.5	(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

Exhibit
Number		Description

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(12)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

10.2	(12)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(12)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(13)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(13)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(13)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(14)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(15)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(14)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

10.10	(16)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(17)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(17)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(18)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(19)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(20)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program

10.16	(20)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)

10.17	(20)	Director Compensation Policy

10.18	(12)	Form of Indemnification Agreement for Officers and Directors of the Company

10.19	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.20	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.21	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino

10.22	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

Exhibit
Number		Description

10.23	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman

10.24	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

10.25	(18)	Employment Agreement between OncoGenex Technologies Inc. and Scott Cormack dated as of December 21, 2001, and Employment Amending Agreement dated as of August 10, 2005

10.26	(22)	Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson dated as of January 9, 2006*

10.27	(2)	Employment Amending Agreement dated June 28, 2007 between OncoGenex Technologies Inc. and Stephen Anderson

10.28	(22)	Employment Agreement between OncoGenex, Inc. and Cindy Jacobs dated as of September 12, 2005*

10.29	(23)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)

10.30	(23)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.31	(24)	Form of Purchase Warrant issued to Schering AG

10.32	(23)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein

10.33	(25)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.34	(26)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.35	(27)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.36	(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.37	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.38	(2)	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.39	(22)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.40	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

Exhibit
Number	Description

10.41 (2)	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-Kfiled on October 30, 2008.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(10)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(12)	Incorporated by reference to the Company’s registration statement on Form S-1, Reg. No. 33-96112.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(14)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(16)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(17)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(18)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(19)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2008.

(22)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

(23)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(24)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(26)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(27)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: May 7, 2009	By:	/s/ Stephen Anderson
Stephen Anderson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit
Number	Description

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