Form 10-Q
period 2009-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2009-08-06
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value	Outstanding at August 1, 2009 6,027,631

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(a development stage enterprise)
(In thousands of U.S. dollars)

	June 30,	December 31,
	2009	2008
	$	$
		Note 1

ASSETS
Current
Cash and cash equivalents	4,196	7,618
Short-term investments [note 4]	1,505	4,801
Amounts receivable	30	153
Investment tax credit recoverable	377	1,090
Prepaid expenses	575	587

Total current assets	6,683	14,249

Property and equipment, net	98	44
Deferred financing charges	93	—
Other assets	509	497

Total assets	7,383	14,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,473	2,252
Current portion of long-term obligations [Note 6]	717	632

Total current liabilities	2,190	2,884
Long-term obligation, less current portion [Note 6]	1,255	1,199

Total liabilities	3,445	4,083

Commitments and contingencies [Note 8]
Common Shares:
$0.001 par value 11,019,930 shares authorized and 5,551,760 issued and outstanding at June 30, 2009 and 5,544,114 issued and outstanding at December 31, 2008	6	6
Additional paid-in capital	56,275	56,070
Deficit accumulated during the development stage	(54,982)	(48,009)
Accumulated other comprehensive income	2,639	2,640

Total shareholders’ equity	3,938	10,707

Total liabilities and shareholders’ equity	7,383	14,790

Subsequent Events [Note 11]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

					Period from
					26-May-00
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
EXPENSES
Research and development	3,588	1,108	5,282	1,982	33,890

General and administrative	1,003	646	1,785	1,219	15,207

Total expenses	4,591	1,754	7,067	3,201	49,097

OTHER INCOME (EXPENSE)
Interest income	3	10	36	91	1,448
Other	31	(223)	55	(300)	(528)

Total other income (expense)	34	(213)	91	(209)	920

Loss for the period before taxes and extraordinary gain	4,557	1,967	6,976	3,410	48,177
Income tax expense (recovery)	6	201	(4)	415	104

Loss before extraordinary gain	4,563	2,168	6,972	3,825	48,281
Extraordinary gain [note 2]	—	—	—	—	4,428

Net loss	4,563	2,168	6,972	3,825	43,853
Redeemable convertible preferred share accretion	—	780	—	1,556	11,129

Loss attributable to common shareholders	4,563	2,948	6,972	5,381	54,982

Basic and diluted loss per common share [note 5[e]]	0.82	24.81	1.26	45.29

Weighted average number of common shares [note 5[e]]	5,550,547	118,801	5,548,369	118,801
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

			Period from
			26-May-00
	Six months ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
	$	$	$
OPERATING ACTIVITIES
Loss for the period	(6,972)	(3,825)	(43,853)
Add items not involving cash
Extraordinary gain	—	—	(4,428)
Depreciation and amortization	24	28	451
Stock-based collaboration expense	—	—	1,758
Stock-based compensation [Note 5[c]]	173	111	908
Accrued interest on convertible debenture	—	360	505
Changes in non-cash working capital items
Amounts receivable	123	(9)	250
Investment tax credit recoverable	713	549	(376)
Prepaid expenses	12	40	(283)
Other assets	12	—	(117)
Accounts payable and accrued liabilities	(779)	387	(1,977)
Lease obligation	141	—	(112)
Taxes payable on preferred shares	—	314	—

Cash used in operating activities	(6,553)	(2,045)	47,274

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	—	—	(3)
Proceeds from issuance of common stock under stock option and employee purchase plans	32	—	156
Issuance of preferred shares, net of share issue costs	—	—	26,719
Issuance of common shares, net of share issue costs	—	—	146
Issuance of convertible debentures net of issue costs	—	—	4,442

Cash provided by financing activities	32	0	31,460

INVESTING ACTIVITIES
Purchase of investments	(1,512)	—	(90,532)
Proceeds from sale of investments	4,780	495	106,364
Purchase of property and equipment	(13)	(4)	(404)
Cash received on reverse takeover of Sonus	—	—	5,464
Transaction fees on reverse takeover of Sonus	—	(479)	(807)

Cash provided by investing activities	3,255	12	20,085

Effect of exchange rate changes on cash and cash equivalents	(156)	(26)	(75)
Increase (decrease) in cash and cash equivalents during the period	(3,422)	(2,059)	4,196
Cash and cash equivalents, beginning of the period	7,618	4,626	—

Cash and cash equivalents, end of the period	4,196	2,567	4,196

Supplemental cash flow information
Property and equipment acquired under lease obligation	65	—	65
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
2. REVERSE TAKEOVER
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined company for the three and six month periods ended June 30, 2009. The consolidated results of operations for the three and six month periods ended June 30, 2008 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.

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

For the six
months ended
June 30,
(In thousands, except shares and loss per share)	2008
$
Revenue	$—
Net loss applicable to common shareholders	$(11,044)
Net loss per share-basic and diluted	$(92.96)
Weighted average shares	118,801
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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, which modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 become effective for interim and annual reporting periods that end after June 15, 2009, and were adopted in our second quarter of 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, which require fair value disclosures for financial instruments that are not reflected in the consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 become effective for interim reporting periods that end after June 15, 2009, and were adopted in our second quarter of 2009. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS No. 157-4, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4, which is applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted in our second quarter of 2009. The adoption of FSP FAS No. 157-4 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009, and was adopted in our second quarter of 2009. In accordance with SFAS no. 165 it is the Company’s policy to review and report subsequent events up to the day prior to the issuance of the financial statements. The adoption of SFAS No. 165 has not had a material impact on the consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.
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
As quoted prices in active markets are not readily available, the Company obtains estimates for the fair value of financial instruments through independent pricing service providers.
In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The Company invests its excess cash in accordance with investment guidelines that limit the credit exposure to any one financial institution other than securities issued by the U.S. Government. The guidelines also specify that the financial instruments be issued by institutions with strong credit ratings. These securities are generally not collateralized and mature within one year.
A description of the valuation techniques applied to the Company’s marketable securities measured at fair value on a recurring basis follows.
Financial Instruments
Government Debt Securities
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
Corporate and Other Debt
Corporate Bonds and Commercial Paper. The fair value of corporate bonds and commercial paper is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as significant inputs. Corporate bonds and Commercial paper are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the hierarchy.
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	Level 1	Level 2	Level 3
Corporate debt securities	$—	$—	$—
Government debt securities	$—	$1,006	$—
Commercial paper	$—	$1,000	$—

		$2,006

Marketable securities as at June 30, 2009 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gain	Loss	Fair Value
Corporate debt securities	$—	$—	$—	$—
Government debt securities	$1,006	$—	$—	$1,006
Commercial paper	$1,000	$—	$—	$1,000

	$2,006			$2,006
$500,000 of Commercial paper in the above tables are included in cash equivalents as the securities have maturities of 90 days or less at the time of purchase. The remaining securities all mature within one year of the balance sheet date and are included in short-term investments.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the six month periods ended June 30, 2009 or June 30, 2008, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at June 30, 2009.
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
During the six month period ended June 30, 2009 the Company issued 7,646 common shares upon exercise of stock options (period ended June 30, 2008 – nil). The Company issues new shares to satisfy stock option exercises.
[c] Stock options
Stock Option Summary
As at June 30, 2009 the Company has reserved, pursuant to various plans, 886,297 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company of which 138,154 are not currently subject to outstanding grants and are available for future grants.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$

Balance, December 31, 2008	723,143	4.88
Option grants	41,300	7.25
Option cancellations	(6,914)	7.60
Option exercises	(7,646)	4.24
Option expirations	(1,240)	3.89
Option forfeitures	(500)	3.00

Balance, June 30, 2009	748,143	5.00
On May 12, 2009, stock options to purchase 8,260 common shares of the Company were granted to each of the five non-executive members of the board of directors for a total grant of stock option to purchase 41,300 common shares of the Company. The options vest quarterly over one year. The total estimated fair value of these awards is $170,000 using the following assumptions:

Risk-free interest rates	1.68%
Expected dividend yield	0%
Expected life	4 years
Expected volatility	76%
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
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
	$	$	$	$
Research and development	22	21	45	42
General and administrative	75	35	128	69

Total share-based compensation	97	56	173	111
As at June 30, 2009 and December 31, 2008 the total unrecognized compensation expense related to stock options granted is $736,000 and $740,000 respectively, which is expected to be recognized into expense over a period of approximately four years.

[d] Stock Warrants
At June 30, 2009, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
[e] Loss per Common Share
Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the transaction with Sonus.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except shares and per share amounts)	2009	2008	2009	2008
Numerator
Loss attributable to common shareholders as reported	$4,563	$2,948	$6,972	$5,381

Denominator

Weighted average number of common shares outstanding	5,550,547	118,801	5,548,369	118,801

Basic and diluted loss per common share	$0.82	$24.81	$1.26	$45.29
As of June 30, 2009 and December 31, 2008 a total of 931,528 and 906,528 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
6. SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES
As a requirement for the closing of the transaction, Sonus terminated the employment of two senior executives. Severance payable at the date of the transaction was $1,440,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). The severance payable was settled following the completion of the transaction and the amount owing at June 30, 2009 and December 31, 2008 was nil.
On August 21, 2008, immediately following the completion of the Arrangement (note 2), the Company reduced workforce by approximately 49% in order to implement cost-savings measures to preserve cash while focusing on its highest potential product development programs. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (note 2). During 2008 the Company made payments totalling $1,186,000 and the amount owing at December 31, 2008 was $137,000. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at June 30, 2009 was $23,000.

Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation (note 2). The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods. During 2008, $362,000 was amortized into income, resulting in a remaining liability at December 31, 2008 of $1,722,000.
In June 2009 we revised our sublease income assumptions used to estimate the fair value of the excess lease facility liability. This change in estimate resulted in an increase in the fair value of our excess lease liability and a $494,000 expense recorded in June 2009 to reflect this change in estimate. The change in estimate, had a $0.09 impact on loss per common share for the both the three and six month periods ended June 30, 2009. The estimated fair value of the liability remaining at June 30, 2009 with respect to excess facilities is $1,689,000.

	Remaining		Amortization	Additional	Remaining
	Liability at	Payments	of excess	Liability	Liability at
(In thousands)	31-Dec-08	made	lease facility	Recorded	June 30, 2009
Employee severance included in accrued liabilities	$137	$114	$—	$—	$23
Current portion of excess lease facility	$632	$—	$(453)	$508	$687
Long-term portion of excess lease facility	$1,090	$—	$(74)	$(14)	$1,002
7. TAXES
Under FIN 48, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.
A reconciliation of the unrecognized tax benefits of uncertain tax positions for the quarter ended June 30, 2009 is as follows:

(In thousands)	$
Balance as of December 31, 2008	1,956
Additions based on tax positions related to the current year	125
Deductions based on tax positions related to the current year	(276)
Balance as of June 30, 2009	1,805
As of June 30, 2009 unrecognized benefits of approximately $1,805,000, if recognized, would affect the Company’s effective tax rate.

8. COMMITMENTS AND CONTINGENCIES
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
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000 paid in June 2009. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada. The lease was set to expire in September 2009, but was renewed in June 2009 for an additional 18 months. The lease is now set to expire in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows:

$
(In thousands)
2009	80
2010	163
2011	41

Total	284

In November 2006, prior to the Arrangement (note 2), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 and office equipment under two non-cancellable operating leases which expire in 2009 and 2010. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000 which is expected to be issued during 2009. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $1,689,000 as at June 30, 2009 (Note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments including excess facilities are as follows:

$
(In thousands)
2009	969
2010	1,995
2011	2,055
2012	2,117
2013	2,180
remainder	9,395

Total	18,711
Consolidated rent expense for the periods ended June 30, 2009 and 2008 was $1,130,000 and $122,000 respectively.
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
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2009.
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
9. RELATED PARTY TRANSACTIONS
The Company incurred consulting fees of $53,000 for the six month period ended June 30, 2008 respectively, payable to a former director. There were no related party transactions during the period ended June 30, 2009, and no amounts were included in accounts payable and accrued liabilities as at June 30, 2009. All transactions were recorded at their exchange amounts.

10. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
	$	$	$	$
Loss for the period	4,563	2,168	6,972	3,825
Reclassification of unrealized gain on marketable securities	—	—	—	1
Unrealized loss on cash equivalents and marketable securities	1	—	1	1
Unrealized loss (gain) on foreign exchange	—	(43)	—	68

Comprehensive loss	4,564	2,125	6,973	3,895
11. SUBSEQUENT EVENTS
On July 24, 2009, the Company completed a registered direct offering with certain institutional investors covering the sale of 475,000 shares of common stock at a price of $20 per share under a shelf registration statement on Form S-3 (No. 333-160251) that was declared effective on July 17, 2009. The transaction provided net proceeds of approximately $9.4 million to OncoGenex after deducting costs associated with the offering.

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
Arrangement Agreement
As discussed in the notes to the financial statements above, during 2008, the Company completed the Arrangement with OncoGenex Technologies and, in connection therewith, effected a one-for-eighteen reverse stock split. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-reverse stock split basis. For more information concerning the Arrangement, see the discussion of the Arrangement in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009 and note 2 to the financial statements included in this 10-Q, both of which are incorporated by reference herein.
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new therapies that address unmet needs in the treatment of cancer. The Company has five product candidates in its pipeline, namely, OGX-011, OGX-427, OGX-225, SN2310 and CSP-9222, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
OncoGenex’ product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins that OncoGenex believes promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. OncoGenex’ aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which OncoGenex believes will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds demonstrating activation of programmed cell death in pre-clinical models that have been in-licensed from Bayer HealthCare LLC.

Product Candidate OGX-011
We have designed two phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in metastatic castrate resistant prostate cancer (“CRPC”). OncoGenex believes that two phase 3 trials will be required for initial product marketing approval. The two clinical trial designs are:
•	Evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC; and
•	Evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC.
OncoGenex intends to conduct the above phase 3 trials with OGX-011 in metastatic CRPC, subject to the receipt of additional funding.
OGX-011 has received Fast Track designation from the U.S. Food & Drug Administration (“FDA”) for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has agreed on the design of two phase 3 registration trials, via the Special Protocol Assessment (“SPA”) process. One trial design investigates overall survival as the primary endpoint for OGX-011 in combination with first-line chemotherapy, whereas the other trial design investigates pain palliation as the primary endpoint for OGX-011 in combination with second-line chemotherapy.
Final results of a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy were presented during an oral presentation at the American Society of Clinical Oncology (ASCO) 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, is described below:
•	The median overall survival in patients with advanced metastatic prostate cancer who were treated with OGX-011 plus docetaxel in a randomized phase 2 trial was 23.8 months compared to 16.9 months for patients treated with docetaxel alone, indicating a 6.9 month survival advantage in the OGX-011 arm;
•	The unadjusted hazard ratio (HR), unadjusted hazard ratio (HR), a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients treated with OGX-011; and
•	A prospectively defined multivariate analysis indicated that the significant predictors of overall survival were treatment arm, performance status and presence of metastases other than in bone or lymph nodes. Patients treated with OGX-011 had a rate of death 51% lower than patients treated with docetaxel alone (HR=0.49; p=0.012). Additional exploratory analyses found that the lower rate of death was associated with the effect of OGX-011 treatment even when varying amounts of chemotherapy were administered (i.e. OGX-011 treatment resulted in a lower rate of death when compared to the control arm for patients receiving 6 or less cycles of chemotherapy as well as for patients receiving 10 cycles of chemotherapy).
OGX-011 treatment was well tolerated in combination with docetaxel. There was an increase in incidence of mild fever, chills and creatinine levels (a laboratory measure for reduced kidney function) and a moderate to significant decrease in circulating lymphocytes in the blood (another laboratory measure) without any increase in infection rate compared to the docetaxel arm. Due to the final results of this randomized phase 2 trial, the phase 3 registration trial will evaluate the overall survival benefit of OGX-011 in patients treated with first-line chemotherapy.

Durable pain palliation defined as pain palliation of 12 weeks or greater has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. In this trial, 44% of patients who were retreated with docetaxel as second-line treatment in combination with OGX-011 had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 study registering docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of this phase 2 trial, the other phase 3 registration trial will evaluate the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy.
Product Candidate OGX-427
A phase 1 trial has evaluated 41 patients with a variety of cancers, with enrollment ongoing. OGX-427 was first evaluated as a single agent in a dose escalation manner up to 1000mg OGX-427. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 monotherapy. Subsequently, as defined by the protocol, an 800mg dose of OGX-427 in combination with docetaxel was evaluated, to be followed by, a 1000mg OGX-427 plus docetaxel. OGX-427 is administered as three loading doses within the first nine days and then continued weekly, with three weeks defined as a treatment cycle, until disease progression or toxicity. In those groups receiving OGX-427 in combination with docetaxel, 75mg/M2 docetaxel was administered on day 1 of every 3-week cycle starting after completion of the OGX-427 loading doses.
Preliminary results of this phase 1 trial were presented during an oral presentation at the American Society of Clinical Oncology (ASCO) 2009 Annual Meeting. Patients enrolled had a diagnosis of breast, ovarian, prostate or non-small cell lung cancer and most had failed multiple prior chemotherapy treatments. A median of two cycles (range of one to eight cycles) was administered.
OGX-427 treatment was well tolerated as a monotherapy. No evidence of altered cardiac activity was observed. A majority of adverse events were mild and mainly occurred during the loading doses. Adverse events consisted of chills, itching and fatigue in over one-third of patients. There was a trend for increasing incidence of some mild adverse events with escalating OGX-427 doses. For example, 33% of patients at the 200mg dose compared to 67% of patients at the 1000mg dose had mild adverse events during the loading doses. The half-life of OGX-427 in the blood remained constant, although there appeared to be an increase in maximum blood levels and a corresponding decease in blood clearance of OGX-427 as doses were escalated.
The combination of 800mg OGX-427 with docetaxel was also well tolerated and escalation to 1000mg OGX-427 with docetaxel will be evaluated next.
Circulating tumor cells (CTCs), an emerging metric to assess treatment effect, was evaluated at baseline before treatment and during treatment. Both total and Hsp27-positive CTCs were evaluated. Declines of 50% or greater in both total and Hsp27-positive CTCs were observed in over one-half of the patients in each cohort and in each cancer category. Declines in Hsp27 CTCs to 5 or less cells occurred in 27% of patients who had greater than 5 CTCs at baseline. Reduction in tumor markers defined as declines of prostate specific antigen, or PSA, levels in prostate cancer or CA-125 levels in ovarian cancer were also observed. A reduction in PSA level was observed in 7 of 20 patients (35%) with prostate cancer and a reduction in CA-125 levels was observed in 3 of 5 patients (60%) with ovarian cancer.

Product Candidates OGX-225, SN2310 and CSP-9222
SN2310 was evaluated in a phase 1 clinical trial to evaluate safety in patients with advanced cancer who have received on average three to five prior chemotherapy treatments. SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. The phase 1 clinical trial has been completed and the dose-limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population has been determined. No additional trials for SN2310 will be initiated prior to attaining additional funding through, among other things, executing a partnership or collaboration agreement with a third party to fund the development of OGX-011 or the licensing or sale of certain of our product candidates.
OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.
Revenues
OncoGenex has not generated any revenues from the sale of its products to date, and it does not expect to generate any revenues from licensing or product sales unless and until it executes a partnership or collaboration arrangement or is able to commercialize its product candidates itself.
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
A majority of the Company’s expenditures to date have been related to the development of OGX-011.
Until July 2, 2008, OGX-011 was being co-developed with Isis and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex.
Several of the Company’s clinical trials have been supported by grant funding which was received directly by the hospitals and/or clinical investigators conducting the clinical trials allowing OncoGenex to complete these clinical trials with minimal expense.
Since the Company’s drug candidates are in the early stage of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our research and development projects.
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

Restructuring Activities
As discussed above in the notes to the financial statements, in connection with the closing of the Arrangement, Sonus terminated the employment of two senior executives and reduced its workforce. The severance payable to the terminated executives was settled following the completion of the transaction and the amount owing at June 30, 2009 was nil. The Company estimates that all severance liabilities relating to transaction-related workforce reductions will be paid out by October 2009, and the amount owing at June 30, 2009 was $23,000.
Results of Operations
As discussed above, on August 21, 2008, Sonus completed the Arrangement with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. The consolidated financial statements reflect the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined Company for the full three and six month periods ended June 30, 2009. The consolidated results of operations for the three and six month periods ended June 30, 2008 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 2 to the financial statements.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
R&D expenses for the three months ended June 30, 2009 increased to $3.6 million from $1.1 million for the three months ended June 30, 2008, due mainly to the purchase of OGX-011 drug compound from Isis, payments made to Bayer in relation to the Caspase license, costs associated with the development of OGX-427 and an increase in employee expenses and facility costs resulting from the reverse takeover of Sonus. Also included in the three months ended June 30, 2008 was a Scientific Research and Development (“SRED”) claim of $0.2 million which offset R&D expenses in the second quarter of 2008. The SRED program is a Canadian federal tax incentive program that encourages Canadian businesses to conduct research and development in Canada. Since OncoGenex Technologies became an affiliate of a public company as a result of the Arrangement, SRED claims can now only be applied against taxes payable.
G&A expenses for the three months ended June 30, 2009 increased to $1.0 million from $0.6 million for the three months ended June 30, 2008, due mainly to higher employee expenses and increased costs associated with operating as a public company.
Interest income for the three months ended June 30, 2009 decreased to $3 thousand from $10 thousand for the three months ended June 30, 2008.
Other for the three months ended June 30, 2009 increased to $31 thousand in income from $223 thousand in expense for the three months ended June 30, 2008. The income earned in 2009 was due to the gains on sales of equipment and foreign exchange gains, as compared to a foreign exchange losses and convertible debenture interest in the 2008 period.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
R&D expenses for the six months ended June 30, 2009 increased to $5.3 million from $2.0 million for the six months ended June 30, 2008, due mainly to the purchase of OGX-011 drug compound from Isis, payments made to Bayer in relation to the CSP-9222 license, costs associated with the development of OGX-427, an increase in employee expenses and higher facility costs resulting from the reverse takeover of Sonus. Also included in the six months ended June 30, 2008 was a SRED claim of $0.5 million which offset R&D expenses in the period. Since OncoGenex Technologies became an affiliate of a public company as a result of the Arrangement, SRED claims can now only be applied against taxes payable.

G&A expenses for the six months ended June 30, 2009 increased to $1.8 million from $1.2 million for the six months ended June 30, 2008, due mainly to higher employee expenses and increased costs associated with operating as a public company.
Interest income for the six months ended June 30, 2009 decreased to $36 thousand from $91 thousand for the six months ended June 30, 2008. Of the $91 thousand in interest for the 2008 period, $60 thousand related to interest received from the Canada Revenue Agency in relation to the Company’s 2006 Scientific Research and Development claim, while the 2009 amount includes only interest earned on cash and cash equivalents and marketable securities.
Other for the six months ended June 30, 2009 increased to $55 thousand in income from $300 thousand in expense for the six months ended June 30, 2008. The income earned in 2009 was due to the gains on sales of equipment and foreign exchange gains, as compared to a foreign exchange losses and convertible debenture interest in the 2008 period.
Liquidity and Capital Resources
OncoGenex has incurred cumulative losses attributable to common shareholders of $55 million since the inception of OncoGenex Technologies through June 30, 2009. OncoGenex does not expect to generate revenue from product candidates for several years. Prior to the Arrangement, Sonus funded its operations through private and public offerings of common stock, and OncoGenex Technologies funded its operations primarily through the private placement of its preferred shares. Cash, cash equivalents and short term investments of $20.3 million were realized in August 2008 as a result of the Arrangement.
As at June 30, 2009, OncoGenex had cash, cash equivalents, and short-term investments of $5.7 million in the aggregate as compared to cash, cash equivalents and short-term investments $12.4 million as at December 31, 2008. In July 2009, we received approximately $9.4 million in net proceeds, after deducting offering expenses, for the sale of 475,000 shares of our common stock at a price of $20 per share through a registered direct offering under a shelf registration statement on Form S-3 (No. 333-160251) that was declared effective on July 17, 2009. As at June 30, 2009, OncoGenex does not have any borrowing or credit facilities available to it.
Cash Flows
Cash Used in Operations
For the six months ended June 30, 2009 and 2008, net cash used in operations was $6.5 million and $2.0 million respectively. This increase in cash used in operations in the six months ended June 30, 2009 compared to the same period in 2008 was attributable primarily to increased R&D expenses associated with personnel and facilities assumed in the reverse takeover of Sonus, the purchase of OGX-011 drug compound from Isis, and payments made to Bayer in relation to the Caspase license.
Cash Provided by Financing Activities
For the six months ended June 30, 2009 and 2008, net cash provided by financing activities was $35 thousand and nil respectively. All net cash provided by financing activities in the six months ended June 30, 2009 was due to the result of proceeds from the issuance of common shares on stock option exercises. There was no cash provided by, or used by financing activities for, the six months ended June 30, 2008.

Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2009 and 2008 was $3.3 million and $12 thousand, respectively. Net cash provided by investing activities in the six months ended June 30, 2009 and 2008 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
OncoGenex believes that its cash, cash equivalents and short-term investments will be sufficient to fund its currently planned operations at least through 2010 including:
•	continuing survival follow-up for previously announced phase 2 clinical trials of OGX-011;

•	completion of its phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors;

•	initiation of an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer; and

•	working capital needs, capital expenditures and general corporate purposes.
We require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with CRPC. We may seek additional funding through, among other things, executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates or the licensing or sale of certain of our product candidates.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at June 30, 2009.

Inflation
We not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
We previously disclosed certain contractual obligations and contingencies and commitments relevant to the Company within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 11, 2009. There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K. For more information regarding our current contingencies and commitments, see Note 8 to the financial statements included above, which is incorporated by reference herein.
Material Changes in Financial Condition

	June 30,	December 31,
(In thousands)	2009	2008
	$	$
Total assets	7,383	14,790
Total liabilities	3,445	4,083
Shareholders’ equity	3,938	10,707
The decrease in assets from December 31, 2008 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The decrease in liabilities from December 31, 2008 relates predominantly to the payment in 2009 of significant manufacturing costs included in Accounts Payable at year end.
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
New Accounting Standards
See Note 3, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2009, the decline in the fair value of our investment portfolio would not be material.
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
During the quarter ended June 30, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our Annual Meeting of Stockholders was held on May 12, 2009. At the Annual Meeting, two matters were submitted to a vote of security holders.
Each director nominated and the other proposal submitted to a vote passed and the voting outcome of each proposal was as follows:
1. Election of the following six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and have qualified to serve as directors:

Nominee	For	Withheld

Patrick R. Brady	3,456,247	75,189

Michelle G. Burris	3,449,858	81,578

Neil Clendeninn	3,449,586	81,850

Scott Cormack	3,461,508	69,928

Michael A. Martino	2,430,405	1,101,031

Dwight Winstead	3,448,590	82,846
2. Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009:

For: 3,522,136	Against: 5,048	Abstain: 4,251

Item 6.	Exhibits

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4	(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7	(7)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation

4.3	(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation

4.4	(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation

4.5	(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(12)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

10.2	(12)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(12)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(13)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(13)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(13)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(14)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(15)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(14)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

10.10	(16)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(17)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

Exhibit
Number		Description

10.12	(17)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(18)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(19)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(20)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program

10.16	(20)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)

10.17	(20)	Director Compensation Policy

10.18	(12)	Form of Indemnification Agreement for Officers and Directors of the Company

10.19	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.20	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.21	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino

10.22	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.23	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman

10.24	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

10.25	(18)	Employment Agreement between OncoGenex Technologies Inc. and Scott Cormack dated as of December 21, 2001, and Employment Amending Agreement dated as of August 10, 2005

10.26	(22)	Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson dated as of January 9, 2006*

10.27	(2)	Employment Amending Agreement dated June 28, 2007 between OncoGenex Technologies Inc. and Stephen Anderson

10.28	(22)	Employment Agreement between OncoGenex, Inc. and Cindy Jacobs dated as of September 12, 2005*

10.29	(23)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)

10.30	(23)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.31	(24)	Form of Purchase Warrant issued to Schering AG

10.32	(23)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein

10.33	(25)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.34	(26)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.35	(27)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.36	(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.37	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

Exhibit
Number		Description

10.38	(2)	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.39	(22)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.40	(22)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.41	(2)	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

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

ONCOGENEX PHARMACEUTICALS, INC.
Date: August 6, 2009	By:	/s/ Stephen Anderson
Stephen Anderson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

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