Form 10-Q
period 2009-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2009-11-05
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2009
Common Stock, $0.001 par value	6,034,959

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number
Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008, and the period from May 26, 2000 (inception) to September 30, 2009	4

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008, and the period from May 26, 2000 (inception) to September 30, 2009	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II. Other Information

Item 1A. Risk Factors	33

Item 5. Other Information	33

Item 6. Exhibits	38

Items 1, 2, 3, and 4 are not applicable and therefore have been omitted.

Signatures	42

Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(a development stage enterprise)
(In thousands of U.S. dollars)

	September 30,	December 31,
	2009	2008
	$	$
		Note 1

ASSETS
Current
Cash and cash equivalents	10,053	7,618
Short-term investments [Note 4]	2,420	4,801
Amounts receivable	31	153
Investment tax credit recoverable	—	1,090
Prepaid expenses	753	587
Other current assets	734	—
Total current assets	13,991	14,249

Property and equipment, net	84	44
Other assets	509	497

Total assets	14,584	14,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,851	2,252
Current portion of long-term obligations [Note 6]	457	632
Total current liabilities	2,308	2,884
Long-term obligation, less current portion [Note 6]	1,268	1,199

Total liabilities	3,576	4,083

Commitments and contingencies [Note 8]
Common Shares:
$0.001 par value 11,019,930 shares authorized and 6,034,959 issued and outstanding at September 30, 2009 and 5,544,114 issued and outstanding at December 31, 2008	6	6
Additional paid-in capital	65,727	56,070
Deficit accumulated during the development stage	(57,367)	(48,009)
Accumulated other comprehensive income	2,642	2,640

Total shareholders’ equity	11,008	10,707

Total liabilities and shareholders’ equity	14,584	14,790
Subsequent Events [Note 11]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

					Period from
					26-May-00
	Three months		Nine months		(inception)
	Ended September 30,		Ended September 30,		to September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
EXPENSES
Research and development	1,513	1,639	6,795	3,621	35,403

General and administrative	885	1,024	2,670	2,243	16,092

Total expenses	2,398	2,663	9,465	5,864	51,495

OTHER INCOME (EXPENSE)
Interest income	5	51	41	142	1,453
Other	24	246	79	(54)	(504)

Total other income (expense)	29	297	120	88	949

Loss for the period before taxes and extraordinary gain	2,369	2,366	9,345	5,776	50,546
Income tax expense (recovery)	16	(2,515)	12	(2,100)	120

Loss (income) before extraordinary gain	2,385	(149)	9,357	3,676	50,666
Extraordinary gain [Note 2]	—	4,428	—	4,428	4,428

Net loss (income)	2,385	(4,577)	9,357	(752)	46,238
Redeemable convertible preferred share accretion	—	417	—	1,973	11,129

Loss (income) attributable to common shareholders	2,385	(4,160)	9,357	1,221	57,367

Basic and diluted loss (income) per common share [Note 5[e]]	0.40	(2.02)	1.65	1.59

Weighted average number of common shares [Note 5[e]]	5,906,059	2,056,876	5,671,158	769,843
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

			Period from
			26-May-00
	Nine months ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
	$	$	$
OPERATING ACTIVITIES
Loss for the period	(9,357)	752	(46,238)
Add items not involving cash
Extraordinary gain	—	(4,428)	(4,428)
Depreciation and amortization	38	49	465
Stock-based collaboration expense	—	—	1,758
Stock-based compensation [Note 5[c]]	290	144	1,025
Accrued interest on convertible debenture	—	319	505
Changes in non-cash working capital items
Amounts receivable	122	197	249
Investment tax credit recoverable	1,090	521	—
Prepaid expenses	(166)	75	(461)
Other assets	(746)	(734)	(875)
Accounts payable and accrued liabilities	(401)	(1,797)	(1,599)
Lease obligation	(106)	(17)	(359)
Taxes payable on preferred shares	—	(2,487)	—

Cash used in operating activities	(9,236)	(7,406)	(49,958)

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	—	(3)	(3)
Proceeds from issuance of common stock under stock option and employee purchase plans	67	6	191
Issuance of preferred shares, net of share issue costs	—	—	26,719
Issuance of common shares, net of share issue costs	9,303	—	9,449
Issuance of convertible debentures net of issue costs	—	—	4,442

Cash provided by financing activities	9,370	3	40,798

			Period from
			26-May-00
	Nine months ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
	$	$	$
INVESTING ACTIVITIES
Purchase of investments	(3,933)	(4,343)	(92,953)
Proceeds from sale of investments	6,280	8,473	107,864
Purchase of property and equipment	(15)	(4)	(406)
Cash received on reverse takeover of Sonus	—	5,464	5,464
Transaction fees on reverse takeover of Sonus	—	(807)	(807)

Cash provided by investing activities	2,332	8,783	19,162

Effect of exchange rate changes on cash and cash equivalents	(31)	42	51
Increase (decrease) in cash and cash equivalents during the period	2,435	1,422	10,053
Cash and cash equivalents, beginning of the period	7,618	4,626	—

Cash and cash equivalents, end of the period	10,053	6,048	10,053

Supplemental cash flow information
Property and equipment acquired under lease obligation	65	—	65
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
We are a development stage enterprise and we require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with castrate resistant prostate cancer (“CRPC”). We are seeking additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates. We may also seek additional funding through the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings.
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OncoGenex Technologies and OncoGenex, Inc. Inter-company accounts and transactions have been eliminated.
2. REVERSE TAKEOVER
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined company for the three and nine month periods ended September 30, 2009. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full three and nine month periods ended September 30, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the Arrangement.

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
The final purchase price is summarized as follows (in thousands):

Sonus common stock	$10,385
Fair value of options and warrants assumed	71
Transaction costs of OncoGenex Technologies	807

Total purchase price	$11,263
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

Pro Forma Results of Operations
The results of operations of Sonus are included in the Company’s consolidated financial statements from the date of the completion of the Arrangement on August 21, 2008. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

For the nine
months ended
September 30,
(In thousands, except shares and loss per share)	2008
$
Revenue	$—
Net loss applicable to common shareholders	$(21,241)
Net loss per share-basic and diluted	$(27.59)
Weighted average shares	769,843
3. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
In November 2007, the Emerging Issues Task Force (“EITF”) issued Accounting Standards Codification (“ASC”) 808, “Collaborative Arrangements”. ASC 808 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.
Further, ASC 808 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship. ASC 808 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 808 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations”. ASC 805 changed the accounting treatment and disclosure for certain specific items in a business combination. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB made amendments to ASC 810-10, “Consolidation”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective for fiscal years beginning on or after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 810-10 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued amendments to ASC 815-10, “Derivatives and Hedging”. ASC 815-10 amends and expands the disclosure requirements for derivative instruments and hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued amendments to ASC 815-10-65 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and requires an additional disclosure about the current status of the payment/performance risk of a guarantee. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of these pronouncements has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued amendments to ASC 350-30, “Intangibles — Goodwill and Other” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, and also requires expanded disclosure regarding the determination of intangible asset useful lives. The amendments to ASC 350-30 are effective for fiscal years beginning after December 15, 2008 and were adopted by the Company on January 1, 2009. The adoption of these amendments has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2008, the FASB issued amendments to ASC 470-20, “Debt”. The amendments will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. The amendments to ASC 470-20 were adopted by the Company on January 1, 2009. The adoption of amendments to ASC 470-20 have not had a material impact on the Company’s consolidated financial position, results of operations, cash flows or earnings per share.
In June 2008, the FASB issued amendments to ASC 260-10, “Earnings Per Share”. The amendments to ASC 260-10 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the amendments to ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008 and were adopted by the Company on January 1, 2009. All prior-period earnings per share amounts presented shall be adjusted retrospectively. The adoption of the amendments to ASC 260-10 has not had a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the amendments to ASC 815-40, “Derivatives and Hedging”. The amendments to ASC 815-40 provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of ASC 718, “Compensation — Stock Compensation”). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The amendments to ASC 815-40 are effective for fiscal years beginning after December 15, 2008 and were adopted by the Company on January 1, 2009. The adoption of the amendments to ASC 815-40 has not resulted in a material change to the classification or measurement of its financial instruments.
In December 2008, the EITF issued amendments to ASC 350-30, “Intangibles — Goodwill and Other”. This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. The amendments to ASC 350-30 require an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted the amendments to ASC 350-30 on January 1, 2009. The adoption of the amendments to ASC 350-30 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued amendments to ASC 805-20, “Business Combinations”. These amendments clarify ASC 805-20 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC 450, “Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. The amendments to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company adopted the amendments to ASC 805-20 effective January 1, 2009. The adoption of the amendments to ASC 805-20 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued amendments to ASC 320-10, “Investment — Debt and Equity Securities”, which modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The amendments to ASC 320-10 become effective for interim and annual reporting periods that end after June 15, 2009, and were adopted in our second quarter of 2009. The adoption of the amendments to ASC 320-10 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued amendments to ASC 825-10, “Financial Instruments”, which require fair value disclosures for financial instruments that are not reflected in the consolidated Balance Sheets at fair value. Prior to the issuance these amendments to ASC 825-10, the fair values of those assets and liabilities were disclosed only once each year. With the issuance the amendments to ASC 825-10, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated Balance Sheets at fair value. The amendments to ASC 825-10 become effective for interim reporting periods that end after June 15, 2009, and were adopted in our second quarter of 2009. The adoption of the amendments to ASC 825-10 has not had a material impact on the consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued amendments to ASC 820-10, “Fair Value Measurement and Disclosure”, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The amendments to ASC 820-10 also reaffirm the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. They also reaffirm the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The amendments to ASC 820-10 which are applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted in our second quarter of 2009. The adoption of the amendments to ASC 820-10 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued ASC 855, “Subsequent Events”. ASC 855 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. ASC 855 is effective for interim reporting periods ending after June 15, 2009, and was adopted in our second quarter of 2009. In accordance with ASC 855 it is the Company’s policy to review and report subsequent events up to the day prior to the issuance of the financial statements. The adoption of ASC 855 has not had a material impact on the consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”. ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105 and the Codification does not change GAAP. ASC 105 became effective for the Company for the period ending September 30, 2009. The adoption of ASC 105 has not had a material impact on the consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In June 2009, the FASB issued amendments to ASC 810-10, “Consolidation” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These amendments to ASC 810-10 become effective for the Company on January 1, 2010. The Company does not expect that the adoption of the amendments to ASC 810-10 to have a material effect on its consolidated financial statements or disclosures.

In June 2009, the FASB issued amendments to ASC 860-10, “Transfers and Servicing”. The amendments to ASC 860-10 remove the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810-10 to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The amendments to ASC 860-10 become effective for the Company on January 1, 2010. The Company does not expect that the adoption of the amendments to ASC 860-10 to have a material effect on its consolidated financial statements or disclosures.
4. FAIR VALUE MEASUREMENTS
With the adoption of ASC 820 “Fair Value Measurements and Disclosures”, beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and cash equivalents, amounts receivable, and accounts payable the carrying values approximate fair value due to their short-term nature.
ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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
In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820.
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

Financial Instruments
Government Debt Securities
U.S. Government Securities U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.
U.S. Agency Securities U.S. agency securities are comprised of two main categories consisting of callable and non-callable agency issued debt securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are categorized in Level 2 of the fair value hierarchy.
Corporate and Other Debt
Corporate Bonds and Commercial Paper The fair value of corporate bonds and commercial paper is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads adjusted for any basis difference between cash and derivative instruments. The spread data used are for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as significant inputs. Corporate bonds and Commercial paper are generally categorized in Level 2 of the fair value hierarchy; in instances where prices, spreads or any of the other aforementioned key inputs are unobservable, they are categorized in Level 3 of the hierarchy.
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	Level 1	Level 2	Level 3

Corporate debt securities	$—	$—	$—
Government debt securities	$—	$3,420	$—
Corporate bonds and commercial paper	$—	$2,500	$—

		$5,920
Marketable securities as at September 30, 2009 consist of the following:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(In thousands)	Cost	Gain	Loss	Fair Value

Corporate debt securities	$—	$—	$—	$—
Government debt securities	$3,418	$2	$—	$3,420
Corporate bonds and commercial paper	$2,500	$—	$—	$2,500

	$5,918	$2	$—	$5,920
$2,500,000 of Commercial paper and $1,000,000 of Government debt securities in the above tables are included in cash equivalents as the securities have maturities of 90 days or less at the time of purchase. The remaining securities all mature within one year of the balance sheet date and are included in short-term investments.

There were no significant realized or unrealized gains or losses on the sales of marketable securities in the nine month periods ended September 30, 2009 or September 30, 2008, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at September 30, 2009. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
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
During the nine month period ended September 30, 2009 the Company issued 15,845 common shares upon exercise of stock options (period ended September 30, 2008 — 4,352). The Company issues new common shares to satisfy stock option exercises.
On July 24, 2009, the Company completed a registered direct offering with certain institutional investors covering the sale of 475,000 shares of common stock at a price of $20 per share under a shelf registration statement on Form S-3 (No. 333-160251) that was declared effective by the SEC on July 17, 2009. The transaction provided net proceeds of approximately $9.3 million after deducting costs associated with the offering.
[c] Stock options
Stock Option Summary
As at September 30, 2009 the Company has reserved, pursuant to various plans, 878,098 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company of which 138,654 are not currently subject to outstanding grants and are available for future grants.
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$

Balance, December 31, 2008	723,143	4.88
Option grants	41,300	7.25
Option cancellations	(6,914)	7.60
Option exercises	(15,845)	4.08
Option expirations	(1,240)	3.89
Option forfeitures	(1,000)	3.00

Balance, September 30, 2009	739,444	5.01

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
The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company considers the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718 “Compensation — Stock Compensation”, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
	$	$	$	$
Research and development	22	20	67	61
General and administrative	95	15	223	83

Total share-based compensation	117	35	290	144
As at September 30, 2009 and December 31, 2008 the total unrecognized compensation expense related to stock options granted is $618,396 and $740,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
[d] Stock Warrants
At September 30, 2009, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.

[e] Loss per Common Share
Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the Arrangement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except shares and per share amounts)	2009	2008	2009	2008

Numerator
Loss (income) attributable to common shareholders as reported	$2,385	$(4,160)	$9,357	$1,221

Denominator

Weighted average number of common shares outstanding	5,906,059	2,056,876	5,671,158	769,843

Basic and diluted loss per common share	$0.40	$2.02	$1.65	$(1.59)
Earnings per share associated with $4,428,000 extraordinary gain	—	2.15	—	5.75
Basic and diluted income (loss) per common share excluding extraordinary gain	$0.40	$(0.13)	$1.65	$(7.34)
As of September 30, 2009 and December 31, 2008 a total of 922,829 and 906,528 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
6. SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES
As a requirement for the closing of the transaction, Sonus terminated the employment of two senior executives. Severance payable at the date of the transaction was $1,440,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). The severance payable was settled following the completion of the transaction and the amount owing at September 30, 2009 and December 31, 2008 was nil.
On August 21, 2008, immediately following the completion of the Arrangement (Note 2), the Company reduced its workforce by approximately 49%. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 2). During 2008 the Company made payments totalling $1,186,000 and the amount owing at December 31, 2008 was $137,000. The Company expects that all remaining severance liabilities relating to transaction-related workforce reductions will be paid out in November 2009, and the amount owing at September 30, 2009 was $3,000.

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
In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. This change in estimate resulted in an increase in the fair value of the excess lease liability and a $494,000 research and development expense recorded in June 2009 to reflect this change in estimate. The change in estimate, had a $0.09 impact on loss per common share for the nine month periods ended September 30, 2009. The estimated fair value of the liability remaining at September 30, 2009 with respect to excess facilities is $1,386,000.

					Remaining
					Liability
	Remaining		Amortization	Additional	at
	Liability at	Payments	of excess	Liability	September
(In thousands)	31-Dec-08	made	lease facility	Recorded	30, 2009
Employee severance included in accrued liabilities	$137	$134	$—	$—	$3
Current portion of excess lease facility	$632	$—	$(714)	$508	$426
Long-term portion of excess lease facility	$1,090	$—	(116)	$(14)	$960
7. TAXES
Under ASC 740, “Income Taxes”, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.
A reconciliation of the unrecognized tax benefits of uncertain tax positions for the nine months ended September 30, 2009 is as follows:

(In thousands)	$
Balance as of December 31, 2008	1,956
Additions based on tax positions related to the current year	149
Deductions based on tax positions related to the current year	(365)

Balance as of September 30, 2009	1,740
As of September 30, 2009 unrecognized benefits of approximately $1,740,000, if recognized, would affect the Company’s effective tax rate.

8. COMMITMENTS AND CONTINGENCIES
Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the University of British Columbia (“UBC”) and Isis Pharmaceuticals Inc. (“Isis”), the Company is obligated to pay royalties on future product sales and milestone payments of up to $9.9 million upon the achievement of specified product development milestones. In addition, the Company is obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year which is included in research and development expense.
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
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000 paid in June 2009 and included in research and development expense. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from 3.5% to 7.5% of net future product sales and aggregate payments of up to $14 million for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada. The lease was set to expire in September 2009, but was renewed in June 2009 for an additional 18 months. The lease is now set to expire in March 2011.

Future minimum annual lease payments under the Vancouver lease are as follows:

$
(In thousands)
2009	44
2010	177
2011	44

Total	265
In November 2006, prior to the Arrangement (Note 2), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 and office equipment under two non-cancellable operating leases which expire in 2009 and 2010. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $1,386,000 as at September 30, 2009 (Note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments including excess facilities are as follows:

$
(In thousands)
2009	485
2010	1,995
2011	2,055
2012	2,117
2013	2,180
remainder	9,395

Total	18,227
Consolidated rent expense for the nine month periods ended September 30, 2009 and 2008 was $1,757,000 and $436,000 respectively.
Other Purchase Commitments
As of September 30, 2009, the Company has entered into purchase commitments totalling $1,390,000 to purchase OGX-011 drug product, which we expect to incur in the fourth quarter of 2009.
Guarantees and Indemnifications
ASC 460 “Guarantees” requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2009.
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

9. RELATED PARTY TRANSACTIONS
The Company incurred consulting fees of $74,000 for the nine month period ended September 30, 2008 payable to a former director. There were no related party transactions during the period ended September 30, 2009, and no amounts were included in accounts payable and accrued liabilities as at September 30, 2009. All transactions were recorded at their exchange amounts.
10. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
	$	$	$	$
Loss (income) attributable to common shareholders	2,385	(4,160)	9,357	1,221
Reclassification of unrealized gain on marketable securities	—	—	—	—
Unrealized gain (loss) on cash equivalents and marketable securities	2	(30)	2	(31)
Unrealized gain (loss) on foreign exchange	—	67	—	(3)

Comprehensive loss (income)	2,383	(4,197)	9,355	1,255
11. SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through November 5, 2009, the date the Company issued these financial statements. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INFORMATION REGARDING FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about the anticipated benefits of the Arrangement completed on August 21, 2008 between Sonus and OncoGenex Technologies, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference in this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:
•	timing and details of any corporate partnership agreements with a third party in regards to our product candidates;

•	our anticipated future capital requirements and the terms of any capital financing agreements;

•	progress and preliminary and future results of clinical trials;

•	anticipated regulatory filings, requirements and future clinical trials;

•	timing and amount of future contractual payments, product revenue and operating expenses; and

•	market acceptance of our products and the estimated potential size of these markets.
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	future capital requirements and uncertainty of obtaining additional funding through corporate partnerships, debt or equity financings on terms acceptable to us;

•	a corporate partner may change the development plan or we may change the development plan depending on availability of funding;

•	dependence on the development and commercialization of our product candidates;

•	the risk that previous clinical trial results may not be indicative of results in future studies;

•	the risk that results of research and preclinical studies may not be indicative of results in humans;

•	uncertainty relating to the timing and results of clinical trials;

•	uncertainties regarding the safety and effectiveness of our products and technologies;

•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

•	uncertainties regarding our future operating results, and the risk that the our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected;

•	acceptance of our products by the medical community;

•	our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;

•	our dependence on key employees;

•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;

•	general competitive conditions within the drug development and pharmaceutical industry;

•	the potential inability to integrate and realize benefits from the Arrangement;

•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;

•	the potential for product liability issues and related litigation;

•	the potential for claims arising from the use of hazardous materials in our business;

•	proper management of our operations will be critical to the success of the Company;

•	the potential inability to successfully protect and enforce our intellectual property rights;

•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;

•	currency fluctuation in our primary markets;

•	volatility in the value of our common stock;

•	fluctuations in our operating results;

•	history of operating losses and uncertainty of future financial results; and

•	general economic conditions.

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
MD&A Overview
In Management’s Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the results of operations for our Company, including:
•	an overview of our business;

•	results of operations and why those results are different from the comparative period in the prior year; and

•	our current capital resources, our need for additional capital and possible sources of additional funding for future capital requirements.
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

Product Candidate OGX-011
We have designed two phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in metastatic castrate resistant prostate cancer (“CRPC”). OncoGenex believes that two phase 3 trials will be required for initial product marketing approval. The two clinical trial designs are:
•	Evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC; and

•	Evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC.
OncoGenex intends to conduct the above phase 3 trials with OGX-011 in metastatic CRPC, subject to:
i)	The availability and receipt of additional funding from partnering, equity or debt; and

ii)	Any partner’s concurrence with this development plan.
OGX-011 has received Fast Track designations from the U.S. Food & Drug Administration (“FDA”) for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the Special Protocol Assessment (“SPA”) process. One trial design investigates overall survival as the primary endpoint for OGX-011 in combination with first-line chemotherapy, whereas the other trial design investigates pain palliation as the primary endpoint for OGX-011 in combination with second-line chemotherapy.
Final results of a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy were presented during an oral presentation at the American Society of Clinical Oncology (“ASCO”) 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, are described below:
•	The median overall survival in patients with advanced metastatic prostate cancer who were treated with OGX-011 plus docetaxel in a randomized phase 2 trial was 23.8 months compared to 16.9 months for patients treated with docetaxel alone, indicating a 6.9 month survival advantage in the OGX-011 arm;

•	The unadjusted hazard ratio (“HR”), a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients treated with OGX-011; and

•	A prospectively defined multivariate analysis indicated that the significant predictors of overall survival were treatment arm, performance status and presence of metastases other than in bone or lymph nodes. In the multivariate analysis, patients treated with OGX-011 had a rate of death of 51% lower than patients treated with docetaxel alone (HR=0.49; p=0.012). Additional exploratory analyses found that the lower rate of death was associated with the effect of OGX-011 treatment even when varying amounts of chemotherapy were administered (i.e. OGX-011 treatment resulted in a lower rate of death when compared to the control arm for patients receiving 6 or less cycles of chemotherapy as well as for patients receiving 10 cycles of chemotherapy).

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
Durable pain palliation defined as pain palliation of 12 weeks or greater has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. In this trial, 44% of patients who were retreated with docetaxel as second-line treatment in combination with OGX-011 had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 study which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of our phase 2 trial, our other phase 3 registration trial will evaluate the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy.
Product Candidate OGX-427
A phase 1 trial has evaluated 47 patients with a variety of cancers, with enrollment ongoing. OGX-427 was first evaluated as a single agent in a dose escalation manner up to 1000mg OGX-427. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 monotherapy. Subsequently, as defined by the protocol, an 800mg dose of OGX-427 in combination with docetaxel was evaluated, followed by a 1000mg OGX-427 plus docetaxel. OGX-427 is administered as three loading doses within the first nine days and then continued weekly, with three weeks defined as a treatment cycle, until disease progression or toxicity. In those groups receiving OGX-427 in combination with docetaxel, 75mg/M2 docetaxel was administered on day 1 of every 3-week cycle starting after completion of the OGX-427 loading doses.
Preliminary results of this phase 1 trial were presented during an oral presentation at the ASCO 2009 Annual Meeting. Patients enrolled had a diagnosis of breast, ovarian, prostate or non-small cell lung cancer and most had failed multiple prior chemotherapy treatments. A median of two cycles (range of one to eight cycles) was administered.
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
The combination of OGX-427 with docetaxel at both dose levels was also well tolerated. This data is subject to further analysis.
Circulating tumor cells (“CTCs”), an emerging metric to assess treatment effect, were evaluated at baseline before treatment and during OGX-427 treatment as a monotherapy. Both total and Hsp27-positive CTCs were evaluated. Declines of 50% or greater in both total and Hsp27-positive CTCs were observed in over one-half of the patients in each cohort and in each type of cancer. Declines in Hsp27 CTCs to 5 or less cells occurred in 27% of patients who had greater than 5 CTCs at baseline. Reduction in tumor markers defined as declines of prostate specific antigen, or PSA, levels in prostate cancer or CA-125 levels in ovarian cancer were also observed. A reduction in PSA level was observed in 7 of 20 patients (35%) with prostate cancer and a reduction in CA-125 levels was observed in 3 of 5 patients (60%) with ovarian cancer.

A second investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The study, which will enroll up to 30 patients with bladder cancer, is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored study is funded by the National Cancer Institute of Canada (“NCIC”).
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
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of salaries and related costs for OncoGenex’ personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and auditing services, insurance and facility costs. OncoGenex believes that G&A resources are sufficient to carry on existing development activities. If we are successful in obtaining additional funding and initiating a phase 3 clinical trial, OncoGenex anticipates that G&A expenses will increase significantly in the future as it continues to expand its operating activities.
Restructuring Activities
As discussed above in the notes to the financial statements, in connection with the closing of the Arrangement, Sonus terminated the employment of two senior executives and reduced its workforce. The severance payable to the terminated executives was settled following the completion of the transaction and the amount owing at September 30, 2009 was nil. The Company expects that all severance liabilities relating to transaction-related workforce reductions will be paid out by November 2009, and the amount owing at September 30, 2009 was $3,000.
Results of Operations
As discussed above, on August 21, 2008, Sonus completed the Arrangement with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. The consolidated financial statements reflect the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined Company for the full three and nine month periods ended September 30, 2009. The consolidated results of operations for the three and nine month periods ended September 30, 2008 include the results of operations of OncoGenex Technologies for the full three and nine month periods ended September 30, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the Arrangement on August 21, 2008. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 2 to the financial statements.
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
R&D expenses for the three months ended September 30, 2009 decreased to $1.5 million from $1.6 million for the three months ended September 30, 2008, due mainly to lower costs associated with the development of OGX-427 in 2009.
G&A expenses for the three months ended September 30, 2009 decreased to $0.9 million from $1.0 million for the three months ended September 30, 2008, due mainly to lower corporate expenses as compared to the prior period, which included additional transition expenses resulting from the reverse takeover of Sonus.
Interest income for the three months ended September 30, 2009 decreased to $5 thousand from $51 thousand for the three months ended September 30, 2008 due mainly to lower cash equivalents and short-term investments.
Other for the three months ended September 30, 2009 decreased to $24 thousand in income from $246 thousand in income for the three months ended September 30, 2008. The income earned in 2009 was due to the gains on sales of equipment and foreign exchange gains, as compared to foreign exchange gains and a reversal of convertible debenture interest in the 2008 period.

Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008
R&D expenses for the nine months ended September 30, 2009 increased to $6.8 million from $3.6 million for the nine months ended September 30, 2008, due mainly to OGX-011 and OGX-427 development costs, an increase in employee expenses and higher facility costs resulting from the reverse takeover of Sonus. Also included in the nine months ended September 30, 2008 was a SRED claim of $0.6 million which offset R&D expenses in the period. Since OncoGenex Technologies became an affiliate of a public company as a result of the Arrangement, SRED claims can now only be applied against taxes payable. The SRED program is a Canadian federal tax incentive program that encourages Canadian businesses to conduct research and development in Canada.
G&A expenses for the nine months ended September 30, 2009 increased to $2.7 million from $2.2 million for the nine months ended September 30, 2008, due mainly to higher employee expenses and increased costs associated with operating as a public company.
Interest income for the nine months ended September 30, 2009 decreased to $41 thousand from $142 thousand for the nine months ended September 30, 2008. Of the $142 thousand in interest for the 2008 period, $60 thousand related to interest received from the Canada Revenue Agency in relation to the Company’s 2006 Scientific Research and Development claim, while the 2009 amount includes only interest earned on cash and cash equivalents and marketable securities.
Other for the nine months ended September 30, 2009 increased to $79 thousand in income from $54 thousand in expense for the nine months ended September 30, 2008. The income earned in 2009 was due to the gains on sales of equipment and foreign exchange gains, as compared to foreign exchange losses and convertible debenture interest in the 2008 period.
Liquidity and Capital Resources
OncoGenex has incurred cumulative losses attributable to common shareholders of $57 million since the inception of OncoGenex Technologies through September 30, 2009. OncoGenex does not expect to generate any revenues from licensing or product sales unless and until it executes a partnership or collaboration arrangement or is able to commercialize its product candidates itself.
As at September 30, 2009, OncoGenex had cash, cash equivalents, and short-term investments of $12.5 million in the aggregate as compared to cash, cash equivalents and short-term investments of $12.4 million as at December 31, 2008. As at September 30, 2009, OncoGenex does not have any borrowing or credit facilities available to it.
Cash Flows
Cash Used in Operations
For the nine months ended September 30, 2009 and 2008, net cash used in operations was $9.2 million and $7.4 million, respectively. This increase in cash used in operations in the nine months ended September 30, 2009 compared to the same period in 2008 was attributable primarily to increased R&D expenses associated with personnel and facilities assumed in the reverse takeover of Sonus, and the purchase of OGX-011 and OGX-427 drug compound.

Cash Provided by Financing Activities
For the nine months ended September 30, 2009 and 2008, net cash provided by financing activities was $9.4 million and $3 thousand, respectively. Net cash provided by financing activities in the nine months ended September 30, 2009 was attributable to the net proceeds we received from the issuance of common shares through a registered direct offering, and the proceeds from the issuance of common shares on stock option exercises. Net cash provided by financing activities in the nine months ended September 30, 2008 was attributable to the proceeds received from the issuance of common shares on stock option exercises, offset by cash paid on the elimination of fractional shares following the one-for-eighteen reverse stock split effected in connection with the Arrangement.
Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was $2.3 million and $8.8 million, respectively. Net cash provided by investing activities in the nine months ended September 30, 2009 was due to transactions involving marketable securities in the normal course of business. Net cash provided by investing activities in the nine months ended September 30, 2008 was due to the reverse takeover of Sonus and transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into the fourth quarter of 2010, including:
•	completing partnering discussions related to OGX-011;

•	completing follow-up monitoring visits related to its completed phase 2 clinical trials of OGX-011;

•	completing follow-up monitoring visits related to the Phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;

•	continuing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;

•	continuing critical path initiatives including manufacturing and clinical trial readiness activities in anticipation of OGX-011 Phase 3 clinical trials; and

•	meeting working capital needs, capital expenditures and general corporate purposes.
We are a development stage enterprise and we require additional funding to support our planned operations, including our planned phase 3 clinical trials of OGX-011 in patients with castrate resistant prostate cancer (“CRPC”). We are seeking additional funding through executing a partnership or collaboration agreement with a third party that has sufficient resources to fund the development of our product candidates. We may also seek additional funding through the licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings.

Our future capital requirements depend on many factors, including:
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
As we are presently drafting definitive agreements, we believe that we are on track to secure a partnership for OGX-011. There can be no assurance that we will be able to obtain additional funding on terms favorable to us, or at all. If we are unable to obtain sufficient funds to satisfy our cash requirements within the required timeframe on terms favorable to us, we may be forced to curtail development activities and other operations or dispose of assets. Such events would materially and adversely affect our financial position and results of operations. In the event that such steps are not sufficient, or we believe that they will not be sufficient, we may be required to discontinue all or part of our operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at September 30, 2009.
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
Material Changes in Financial Condition

	September 30,	December 31,
(In thousands)	2009	2008
	$	$
Total assets	14,584	14,790
Total liabilities	3,576	4,083
Shareholders’ equity	11,008	10,707
The decrease in assets from December 31, 2008 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations, offset by proceeds from the issuance of common shares through a registered direct offering. The decrease in liabilities from December 31, 2008 relates predominantly to the payment in 2009 of manufacturing costs included in Accounts Payable at year end.

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
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2009, the decline in the fair value of our investment portfolio would not be material.
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
During the quarter ended September 30, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to its internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Employment Agreements

The Company and OncoGenex Technologies have entered into employment agreements with Scott Cormack, the Company’s President and Chief Executive Officer, effective November 4, 2009 (the “Cormack Agreement”) and Stephen Anderson, the Company’s Chief Financial Officer, effective November 4, 2009 (the “Anderson Agreement”). The Company has also entered into an employment agreement with Cindy Jacobs, the Company’s Executive Vice President and Chief Medical Officer, effective November 3, 2009 (the “Jacobs Agreement”). The Cormack Agreement, Anderson Agreement and Jacobs Agreement, which supersede the prior employment agreements with Mr. Cormack, Mr. Anderson and Dr. Jacobs, respectively, are intended to provide a general update of terms and to conform to public company practices. Certain key terms of the Cormack Agreement, Anderson Agreement and Jacobs Agreement are described below. Each description is qualified in its entirety by reference to the full text of the applicable employment agreement. Copies of the Cormack Agreement, Anderson Agreement and Jacobs Agreement are attached hereto as Exhibits 10.25, 10.26 and 10.27, respectively, and incorporated herein by reference.

Cormack Agreement

Under the Cormack Agreement, OncoGenex Technologies is obligated to pay Mr. Cormack an annual base salary of not less than Cdn.$345,000. Mr. Cormack is also eligible to receive a discretionary annual incentive bonus constituting up to 40% of Mr. Cormack’s base salary. Such percentage may be modified by the board of directors or compensation committee of the Company from time to time.

The Cormack Agreement provides Mr. Cormack with termination benefits in the event Mr. Cormack is terminated without “cause” or for “disability” (each as defined in the Cormack Agreement), or if Mr. Cormack resigns for “good reason”, which is defined in the Cormack Agreement to mean any of the following without Mr. Cormack’s prior written consent: (i) the relocation of Mr. Cormack’s primary work location by more than 40 miles from the current location of OncoGenex Technologies’ Canadian office in Vancouver, British Columbia; (ii) a material reduction of Mr. Cormack’s base salary or employee benefits; (iii) any material reduction or diminution of Mr. Cormack’s authority or responsibilities; (iv) a fundamental breach of the Cormack Agreement; or (v) the failure of any successor of the Company to expressly in writing assume OncoGenex Technologies’ and the Company’s obligations under the Cormack Agreement, in each case, provided that Mr. Cormack has provided OncoGenex Technologies with two months advance written notice and an opportunity to cure such breach during such two-month period (each termination without “cause” or for “disability” of Mr. Cormack’s employment, or Mr. Cormack’s resignation for “good reason”, an “Involuntary Termination”).

The Cormack Agreement provides that if there is an Involuntary Termination, OncoGenex Technologies will be obligated to pay Mr. Cormack a lump sum equal to 18 months of his then-current base salary. In addition, Mr. Cormack will receive continued entitlement under OncoGenex Technologies’ group medical, dental and insurance plans, excluding short and long term disability plans and pension plans, to which Mr. Cormack and his family are entitled at Mr. Cormack’s termination date, to the extent such benefit plans permit, for 18 months (the “Cormack Benefit Plan Severance Period”) or until Mr. Cormack becomes employed elsewhere wherein comparable benefits are provided, whichever date comes first. To the extent continuance of a benefit plan, excluding short and long term disability plans and pension plans, is not permitted, OncoGenex Technologies will be obligated to pay Mr. Cormack an amount equal to the sum Mr. Cormack would be required to pay to receive comparable benefits for the Cormack Benefit Plan Severance Period. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, if there is an Involuntary Termination, then the time-based vesting restrictions (if any) will immediately lapse on an additional number of shares under all of Mr. Cormack’s outstanding compensatory equity in the Company (which includes any outstanding stock options granted to Mr. Cormack under the Company’s equity compensation plans) that would have time-vested if Mr. Cormack had continued in employment for 18 months following his Involuntary Termination.

The Cormack Agreement provides for additional termination benefits if there is an Involuntary Termination during the period beginning three months before and ending 12 months after a “change in control” of the Company (as defined in the Cormack Agreement) or if such Involuntary Termination is required by the merger agreement, purchase agreement or other instrument relating to such change in control or such Involuntary Termination is made at the express request of the other party (or parties) to the transaction constituting such change in control (each, a “Change in Control Termination”). Upon a Change in Control Termination, OncoGenex Technologies will be obligated to pay Mr. Cormack 24 months of his then-current base salary, plus a sum equal to 12 months of his average monthly bonus earnings, where such average is calculated over the 24 month period immediately preceding Mr. Cormack’s termination date and based on Mr. Cormack’s bonuses paid in such 24 month period. In addition, Mr. Cormack will receive continued entitlement under OncoGenex Technologies’ benefit plans as described above (or an amount equal to the sum Mr. Cormack would be required to pay to receive comparable benefits if such continued entitlement is not permitted as described above), except that the Cormack Benefit Plan Severance Period will be 24 months instead of 18 months. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, upon a Change in Control Termination, all vesting restrictions (if any) will immediately lapse on all of Mr. Cormack’s compensatory equity in the Company effective as of his termination date.

All termination benefits in the event of an Involuntary Termination or Change in Control Termination are subject to Mr. Cormack’s execution, delivery and non-revocation of a general release of all litigation and other claims against OncoGenex Technologies, and the Company and all affiliates.

The Cormack Agreement also includes certain indemnification, non-solicitation, non-compete, non-disparagement and confidentiality provisions. The indemnification agreements in effect between the Company and Mr. Cormack and between OncoGenex Technologies and Mr. Cormack will remain in effect.

Anderson Agreement

Under the Anderson Agreement, OncoGenex Technologies is obligated to pay Mr. Anderson an annual base salary of not less than Cdn.$210,000. Mr. Anderson is also eligible to receive a discretionary annual incentive bonus constituting up to 25% of Mr. Anderson’s base salary. Such percentage may be modified by the board of directors or compensation committee of the Company from time to time.

The Anderson Agreement provides Mr. Anderson with termination benefits in the event Mr. Anderson is terminated without “cause” or for “disability” (each as defined in the Anderson Agreement), or if Mr. Anderson resigns for “good reason”, which is defined in the Anderson Agreement to mean any of the following without Mr. Anderson’s prior written consent: (i) the relocation of Mr. Anderson’s primary work location by more than 40 miles from the current location of OncoGenex Technologies’ Canadian office in Vancouver, British Columbia; (ii) a material reduction of Mr. Anderson’s base salary or employee benefits; (iii) any material reduction or diminution of Mr. Anderson’s authority or responsibilities; (iv) a fundamental breach of the Anderson Agreement; or (v) the failure of any successor of the Company to expressly in writing assume OncoGenex Technologies’ and the Company’s obligations under the Anderson Agreement, in each case, provided that Mr. Anderson has provided OncoGenex Technologies with one month advance written notice and an opportunity to cure such breach during such one-month period (each termination without “cause” or for “disability” of Mr. Anderson’s employment, or Mr. Anderson’s resignation for “good reason”, an “Involuntary Termination”).

The Anderson Agreement provides that if there is an Involuntary Termination, OncoGenex Technologies will be obligated to pay Mr. Anderson a lump sum equal to nine months of his then-current base salary. In addition, Mr. Anderson will receive continued entitlement under OncoGenex Technologies’ group medical, dental and insurance plans, excluding short and long term disability plans and pension plans, to which Mr. Anderson and his family are entitled at Mr. Anderson’s termination date, to the extent such benefit plans permit, for nine months (the “Anderson Benefit Plan Severance Period”) or until Mr. Anderson becomes employed elsewhere wherein comparable benefits are provided, whichever date comes first. To the extent continuance of a benefit plan, excluding short and long term disability plans and pension plans, is not permitted, OncoGenex Technologies will be obligated to pay Mr. Anderson an amount equal to the sum Mr. Anderson would be required to pay to receive comparable benefits for the Anderson Benefit Plan Severance Period. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, if there is an Involuntary Termination, the time-based vesting restrictions (if any) will immediately lapse on an additional number of shares under all of Mr. Anderson’s outstanding compensatory equity in the Company (which includes any outstanding stock options granted to Mr. Anderson under the Company’s equity compensation plans) that would have time-vested if Mr. Anderson had continued in employment for nine months following his Involuntary Termination.

The Anderson Agreement provides for additional termination benefits if there is an Involuntary Termination during the period beginning three months before and ending 12 months after a “change in control” of the Company (as defined in the Anderson Agreement) or if such Involuntary Termination is required by the merger agreement, purchase agreement or other instrument relating to such change in control or such Involuntary Termination is made at the express request of the other party (or parties) to the transaction constituting such change in control (each, a “Change in Control Termination”). Upon a Change in Control Termination, OncoGenex Technologies will be obligated to pay Mr. Anderson 12 months of his then-current base salary, plus a sum equal to 12 months of his average monthly bonus earnings, where such average is calculated over the 24 month period immediately preceding Mr. Anderson’s termination date and based on Mr. Anderson’s bonuses paid in such 24 month period. In addition, Mr. Anderson will receive continued entitlement under OncoGenex Technologies’ benefit plans as described above (or an amount equal to the sum Mr. Anderson would be required to pay to receive comparable benefits if such continued entitlement is not permitted as described above), except that the Anderson Benefit Plan Severance Period will be 12 months instead of nine months. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, upon a Change in Control Termination, all vesting restrictions (if any) will immediately lapse on all of Mr. Anderson’s compensatory equity in the Company effective as of his termination date.

All termination benefits in the event of an Involuntary Termination or Change in Control Termination are subject to Mr. Anderson’s execution, delivery and non-revocation of a general release of all litigation and other claims against OncoGenex Technologies, and the Company and all affiliates.

The Anderson Agreement also includes certain indemnification, non-solicitation, non-compete, non-disparagement and confidentiality provisions. The indemnification agreements in effect between the Company and Mr. Anderson and between OncoGenex Technologies and Mr. Anderson will remain in effect.

Jacobs Agreement

Under the Jacobs Agreement, the Company is obligated to pay Dr. Jacobs an annual base salary of not less than $360,000. Dr. Jacobs is also eligible to receive a discretionary annual incentive bonus constituting up to 30% of Dr. Jacobs’ base salary. Such percentage may be modified by the board of directors or compensation committee of the Company from time to time.

The Jacobs Agreement provides Dr. Jacobs with termination benefits in the event Dr. Jacobs is terminated without “cause” or for “disability” (each as defined in the Jacobs Agreement), or if Dr. Jacobs resigns for “good reason”, which is defined in the Jacobs Agreement to mean any of the following without Dr. Jacobs’ prior written consent: (i) the relocation of Dr. Jacobs’ primary work location by more than 40 miles from the Company’s current location in Bothell, Washington; (ii) a material reduction of Dr. Jacobs’ base salary or employee benefits; (iii) any material reduction or diminution of Dr. Jacobs’ authority or responsibilities; (iv) a material breach of the Jacobs Agreement; or (v) the failure of any successor of the Company to expressly in writing assume the Company’s obligations under the Jacobs Agreement, in each case, provided that Dr. Jacobs has provided the Company with 30 days advance written notice and an opportunity to cure such breach during such 30-day period (each termination without “cause” or for “disability” of Dr. Jacobs’ employment, or Dr. Jacobs’ resignation for “good reason”, an “Involuntary Termination”).

The Jacobs Agreement provides that if there is an Involuntary Termination, the Company will be obligated to pay Dr. Jacobs a lump sum equal to 12 months of her then-current base salary. In addition, if Dr. Jacobs elects to continue her (and her dependents’) health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company must pay up to 12 months of Dr. Jacobs’ monthly premium under COBRA, provided that the Company’s obligation to pay the monthly premium will cease when Dr. Jacobs becomes eligible to receive substantially equivalent health coverage in connection with new employment. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, if there is an Involuntary Termination, then the time-based vesting restrictions (if any) will immediately lapse on an additional number of shares under all of Dr. Jacobs’ outstanding compensatory equity in the Company (which includes outstanding stock options granted to Dr. Jacobs under the Company’s equity compensation plans) that would have time-vested if Dr. Jacobs had continued in employment for 12 months following her Involuntary Termination.

The Jacobs Agreement provides for additional termination benefits if there is an Involuntary Termination during the period beginning three months before and ending 12 months after a “change in control” of the Company (as defined in the Jacobs Agreement) or if such Involuntary Termination is required by the merger agreement, purchase agreement or other instrument relating to such change in control or such Involuntary Termination is made at the express request of the other party (or parties) to the transaction constituting such change in control (each, a “Change in Control Termination”). Upon a Change in Control Termination, the Company will be obligated to pay Dr. Jacobs 15 months of her then-current base salary, plus a sum equal to 12 months of her average monthly bonus earnings, where such average is calculated over the 24 month period immediately preceding Dr. Jacobs’ separation from services and based on Dr. Jacobs’ bonuses paid in such 24 month period. In addition, the Company’s payment of monthly COBRA premiums as described above will be for up to 15 months instead of up to 12 months. Notwithstanding the terms of any equity compensation plan of the Company or any agreement in connection therewith, upon a Change in Control Termination, all vesting restrictions (if any) will immediately lapse on all of Dr. Jacobs’ compensatory equity in the Company effective as of her separation from service.

All termination benefits in the event of an Involuntary Termination or Change in Control Termination are subject to Dr. Jacobs’ execution, delivery and non-revocation of a general release of all litigation and other claims against the Company and all affiliates.

The Jacobs Agreement also includes certain indemnification, non-solicitation, non-compete, non-disparagement and confidentiality provisions. The indemnification agreements in effect between the Company and Dr. Jacobs and between OncoGenex Technologies and Dr. Jacobs will remain in effect.

Item 6.	Exhibits

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4	(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7	(7)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between the Company and U.S. Stock Transfer Corporation

4.3	(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between the Company and U.S. Stock Transfer Corporation

4.4	(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between the Company and U.S. Stock Transfer Corporation

4.5	(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between the Company and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(12)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

Exhibit
Number		Description

10.2	(12)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(12)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(13)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(13)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(13)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(14)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(15)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(14)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

10.10	(16)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(17)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(17)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(18)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(19)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(20)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program

10.16	(20)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)

10.17	(20)	Director Compensation Policy

10.18	(12)	Form of Indemnification Agreement for Officers and Directors of the Company

10.19	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.20	(18)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.21	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Michael Martino

10.22	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.23	(21)	Severance/Change in Control Agreement dated January 11, 2008 between the Company and Alan Fuhrman

10.24	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

10.25		Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009

10.26		Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009

10.27		Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009

10.28	(22)	Securities Purchase Agreement dated as of August 15, 2005 by and among the Company and the investors named therein, together with their permitted transferees (“Securities Purchase Agreement”)

Exhibit
Number		Description

10.29	(22)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.30	(23)	Form of Purchase Warrant issued to Schering AG

10.31	(22)	Registration Rights Agreement dated as of August 15, 2005 by and among the Company and the investors named therein

10.32	(24)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.33	(25)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.34	(26)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.35	(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.36	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.37	(2)	Second Amending Agreement and Consent as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.38	(27)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.39	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.40	(2)	Second Amending Agreement as of August 7, 2008 between The University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-Kfiled on October 30, 2008.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(10)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(12)	Incorporated by reference to the Company’s registration statement on Form S-1, Reg. No. 33-96112.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(14)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(16)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(17)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(18)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(19)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 17, 2008.

(22)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(23)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(24)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(26)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: November 5, 2009	By:	/s/ Stephen Anderson
Stephen Anderson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.25	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009

10.26	Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009

10.27	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009

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