Form 10-K
period 2009-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2010-03-08
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-21243
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $97,175,075. As of March 4, 2010, 6,333,685 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2009, in connection with the solicitation of proxies for its 2010 Annual Meeting of Shareholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

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
ITEM 1. BUSINESS
Overview of Our Business
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address unmet needs in the treatment of cancer. OncoGenex has five product candidates in its pipeline, namely, OGX-011, OGX-427, OGX-225, SN2310 and CSP-9222, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
Product Candidates Overview and Recent Developments
Our product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins which we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which we believe will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds, which have been in-licensed from Bayer Healthcare LLC (“Bayer”), that demonstrates activation of programmed cell death in pre-clinical models.
OGX-011
In December 2009, we announced that our wholly-owned subsidiary, OncoGenex Technologies Inc. (“OncoGenex Technologies”), entered into a Collaboration and License Agreement (“Collaboration Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), for the development and global commercialization of OGX-011 (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). In connection with the Collaboration Agreement, OncoGenex and Teva developed a Clinical Development Plan (the “Clinical Development Plan”) under which the following three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of OGX-011 in approximately 300 patients with second-line castrate resistant prostate cancer (“CRPC”), expected to initiate in the second quater of 2010 subject to institutional review board approval and patient screening. OncoGenex will have primary responsibility for the oversight of this trial;
•	a phase 3 clinical trial of OGX-011 in approximately 800 patients with first-line CRPC, expected to initiate in the third quater of 2010. Teva will have primary responsibility for the oversight of this trial; and
•	a phase 3 clinical trial of OGX-011 in at least 700 patients with first-line non-small cell lung cancer (“NSCLC”), expected to initiate by early 2011. Teva will have primary responsibility for the oversight of this trial.

Under the Collaboration Agreement, Teva agreed to pay us upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. We have an option to co-promote OGX-011 in the United States and Canada.
In connection with the Collaboration Agreement, the Company and Teva also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Teva made an additional $10 million equity investment in OncoGenex at a 20% premium to a thirty-day average closing share price.
Funding responsibilities for the Clinical Development Plan have been allocated as follows:
•	We are required to contribute $30 million towards development of OGX-011 which will include our personnel costs for certain development activities; and
•	Teva is required to fund all other expenses under the Clinical Development Plan.
In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization, including any costs incurred in relation to our co-promotion option, except for start-up costs of any exercised co-promotion activities in advance of commercialization. For a detailed discussion of the terms of the Collaboration Agreement, refer to the discussion under the heading “License and Collaboration Agreements — Teva Pharmaceutical Industries Ltd.”
OncoGenex has conducted five phase 2 clinical trials to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 studies. OncoGenex has designed phase 3 registration clinical trials to evaluate the clinical benefit of OGX-011 in first and second-line CRPC. Together with Teva, we are in the process of designing a phase 3 registration trial with respect to NSCLC. Refer to the discussion below under the headings “Summary of OGX-011 Product Registration Strategy” and “Summary of Results of OGX-011 Phase 2 Clinical Trials” for further details.
OGX-427
OGX-427, an inhibitor of heat shock protein 27, is being evaluated in a phase 1 clinical trial to evaluate safety for OGX-427 administered alone, as well as in combination with docetaxel chemotherapy (“docetaxel”), in patients with various types of cancer. Enrollment in the OGX-427 monotherapy aspect of the phase 1 clinical trial is complete. Enrollment in the OGX-427 in combination with docetaxel aspect of the clinical trial is ongoing. A second investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The study, which will enroll up to 36 patients with bladder cancer, is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation.
In January 2010, we announced that an investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC has received grant funding. The randomized, controlled phase 2 study will enroll up to 72 patients and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post-study treatment, with or without OGX-427.

SN2310, OGX-225 and CSP-9222
SN2310 was evaluated in a phase 1 clinical trial to evaluate safety in patients with advanced cancer who have received on average 3 to 5 prior chemotherapy treatments. The phase 1 clinical trial has been completed. We are currently exploring options to out-license this product candidate.
OGX-225 is a second generation antisense drug which in preclinical experiments, inhibits production of both Insulin Growth Factor Binding Protein 2 (“IGFBP-2”) and Insulin Growth Factor Binding Protein-5 (“IGFBP-5”). Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, pancreatic, colon, acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, glioma and melanoma cancers. Increased IGFBP-2 or IGFBP-5 production is linked to faster rates of cancer progression, treatment resistance and shorter survival duration in humans.
Product candidate CSP-9222, in pre-clinical development, is the lead compound from a family of compounds, which have been in-licensed from Bayer Healthcare LLC (“Bayer”), that demonstrates activation of programmed cell death in pre-clinical models.
Financial Overview
In the fourth quarter of 2009, we recognized $25.5 million in collaboration revenue attributable to our upfront payment from Teva. Previously, we had not recognized any revenue. We have devoted substantially all of our resources to the development of our product candidates.
We incurred a loss for the year ended December 31, 2009 of $5.5 million and had a cumulative loss at December 31, 2009 of $53.5 million and expect to continue to incur increasing additional losses in the future as we continue our research and development activities.
To date, we have funded our operations primarily through the private and public placements of equity securities and upfront payments received from our Collaboration Agreement with Teva.
Management believes that additional human resources will be required to carry on existing development activities, though some of these costs will be passed through to Teva. We are unable to predict when, if ever, we or Teva will be able to commence the sale of OGX-011 or any of our other product candidates.
Recent Corporate History
On August 21, 2008, the Company, then named Sonus Pharmaceuticals, Inc., completed its acquisition (the “Arrangement”) of OncoGenex Technologies, a Canadian corporation, as contemplated by the Arrangement Agreement between the companies dated May 27, 2008 (the “Arrangement Agreement”). As a result of the Arrangement, OncoGenex Technologies became a wholly-owned subsidiary of the Company. As used in this filing, the term “Sonus” is used to refer to the business of the Company prior to August 21, 2008. More information concerning the Arrangement is contained in note 5 to the financial statements included in this Annual Report on Form 10-K, as well as in our Current Report on Form 8-K filed on August 21, 2008 and our Definitive Proxy Statement on Schedule 14A filed on July 3, 2008.
The consolidated financial statements account for the Arrangement as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company for the years ended December 31, 2009 and December 31, 2008 include the results of operations of only OncoGenex Technologies for the time period of January 1, 2008 through August 20, 2008 and include the results of the combined company following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the year ended December 31, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eighteen was effected in connection with the Arrangement.
The Company was incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000.
Our Product Candidates
We have three clinical-stage product candidates (OGX-011, OGX-427, and SN2310) and two pre-clinical-stage product candidates (CSP-9222 and OGX-225).

OGX-011
Overview of OGX-011
Through our clinical trials, we are treating cancer patients with OGX-011 to reduce clusterin production. Clusterin is a protein that is over-produced in several types of cancer and in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Preclinical and other data suggest that clusterin promotes cell survival. Increased clusterin production has been linked to faster rates of cancer progression, treatment resistance and shorter survival duration. Since increased clusterin production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, renal, pancreatic, anaplastic large cell lymphoma and colon cancers and melanoma, we believe that OGX-011 may have broad market potential to treat many cancer indications and disease stages.
A broad range of pre-clinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing clusterin production with OGX-011: (i) facilitates tumor cell death by sensitizing human prostate, non-small cell lung, breast, ovarian, bladder, renal and melanoma tumor cells to various chemotherapies; and (ii) sensitizes prostate tumor cells to hormone ablation therapy and sensitizes prostate and non-small cell lung tumor cells to radiation therapy. Pre-clinical studies conducted by the Vancouver Prostate Centre also indicate that reducing clusterin production with OGX-011 re-sensitizes docetaxel-resistant prostate tumor cells to docetaxel.
Our phase 1 clinical trials evaluated the safety and established a recommended phase 2 dose of OGX-011 in combination with docetaxel (two different schedules), gemcitabine and a platinum chemotherapy or hormone ablation therapy. Docetaxel, gemcitabine, and a platinum regimen are all examples of chemotherapy agents. In all of our phase 1 clinical trials, 640 mg, the highest dose evaluated, was well tolerated and established as the recommended phase 2 dose.
We have conducted five phase 2 clinical trials to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancer. These phase 2 clinical trials have treated 294 patients with OGX-011 (or over 300 patients if including patients in control groups). Data is available from each of the five phase 2 studies which demonstrate that adding OGX-011 to therapy shows potential benefit of OGX 011, including:
•	longer survival duration when adding OGX-011 to first-line docetaxel compared to first-line docetaxel alone in patients with CRPC within a randomized phase 2 trial;
•	longer survival duration when adding OGX-011 to either mitoxantrone or docetaxel as second-line chemotherapy compared to survival duration observed in two published studies of CRPC patients receiving second-line chemotherapy (One is a study in patients with better prognostic risk factors who received docetaxel as second-line chemotherapy which was conducted at the British Columbia Cancer Agency and presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary Conference in 2008 (“BCCA Study”) and the second study is the follow-up evaluation of patients on the TAX 327 Study (the “TAX 327 Study”) who later received second-line chemotherapy. The TAX 327 Study was the key registration study that showed a survival benefit for docetaxel over mitoxantrone for first-line chemotherapy treatment of patients with metastatic CRPC);
•	increased frequency and duration of pain palliation when adding OGX-011 to either mitoxantrone or docetaxel as second-line chemotherapy compared to the frequency and duration of pain palliation observed in the TAX 327 Study for first-line chemotherapy alone in patients with CRPC; and
•	longer survival duration when adding OGX-011 to gemcitabine and a platinum-containing chemotherapy compared to the survival duration reported in prior published results from randomized clinical trials in NSCLC patients receiving gemcitabine and a platinum-containing chemotherapy.

Refer to the discussion below under the heading “Summary of Results of OGX-011 Phase 2 Clinical Trials” for further details.
Final results of a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy were presented during an oral presentation at the ASCO 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, are described below under the heading “Summary of Final Results of OGX-011 Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer.”
At the 2008 ASCO Annual Meeting, OGX-011 phase 2 data in second-line chemotherapy treatment of CRPC was reported. Durable pain palliation defined as pain palliation of 12 weeks or greater was observed in this phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. In this trial, 46% of patients who were retreated with docetaxel as second-line treatment in combination with OGX-011 had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 study which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. The data from this clinical trial also showed evidence that adding OGX-011 to docetaxel as second-line chemotherapy may have reversed docetaxel resistance in some patients whose disease had progressed while being treated with first-line docetaxel. In preliminary analyses, the mean average levels of serum clusterin during the OGX-011 treatment period were significantly lower compared to baseline levels before OGX-011 treatment and low average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival.
Due to the pain palliation results observed in our phase 2 trial, the other prostate cancer phase 3 registration trial, which we intend to initiate in 2010, will evaluate the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy. OncoGenex believes that its pre-clinical and clinical data support the use of OGX-011 to improve the activity of chemotherapy in both CRPC and NSCLC indications.
OGX-011 has received Fast Track designations from the U.S. Food & Drug Administration (“FDA”) for the treatment of CRPC in combination with docetaxel for both first and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the Special Protocol Assessment (“SPA”) process. One trial design investigates overall survival as the primary endpoint for OGX-011 in combination with first-line chemotherapy, whereas the other trial design investigates pain palliation as the primary endpoint for OGX-011 in combination with second-line chemotherapy.
OGX-011 has also received written, scientific advice from the European Medicines Agency (“EMA”) on the Company’s development plan for OGX-011 for the treatment of men with CRPC. The input received from the Committee for Medicinal Products for Human Use (“CHMP”) at the EMA was in overall agreement with OncoGenex’s development plan regarding the proposed preclinical studies and both the study designs and analyses for the phase III trials. The CHMP also agreed that the intended safety database would enable a sufficiently qualified risk-benefit assessment for market approval.
OGX-011 has been administered to 294 patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events associated with OGX-011 consisted of flu-like symptoms. Of the moderate and severe adverse events associated with OGX-011, neutropenia, vomiting, diarrhea, and difficulty breathing (also known as “dyspnea”) were the most common events, occurring in > 2% of patients.
The United States adopted name, or USAN, for the OGX-011 drug product is custirsen sodium.

Summary of OGX-011 Product Registration Strategy
As a result of the partnership with Teva, OGX-011 has committed funding for three phase 3 trials. Two phase 3 clinical trials will evaluate the clinical benefit of OGX- 011 in CRPC. Both trials are planned to initiate in 2010. The third phase 3 trial is being developed in collaboration with Teva, and will evaluate the clinical benefit of OGX-011 in NSCLC. The Clinical Development Plan agreed to by Teva and the Company under which the three phase 3 clinical trials will be initiated is as follows:
•	Evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010. Teva will have primary responsibility of the oversight of this trial;
•	Evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, expected to initiate in the second quarter of 2010 subject to institutional review board approval and patient screening. OncoGenex will have primary responsibility for the oversight of this trial; and
•	Evaluating a survival benefit for OGX-011 in combination with first-line chemotherapy in at least 700 patients with NSCLC, expected to initiate in 2011. Teva will have primary responsibility for the oversight of this trial.
Summary of Results of OGX-011 Phase 2 Clinical Trials
Five phase 2 clinical trials have been conducted to evaluate the ability of OGX-011 to enhance the effects of therapy in prostate, non-small cell lung and breast cancer. The following is a summary of the clinical trials evaluating OGX-011 in combination with chemotherapy.
Summary of Final Results of OGX-011 Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer
Final results of a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy in patients with CRPC were presented during an oral presentation at the ASCO 2009 Annual Meeting. In this phase 2 trial, patients were randomized to receive either docetaxel or OGX-011 plus docetaxel.
The trial enrolled 82 patients at 12 sites in Canada and the United States from September 2005 to December 2006. Patients were randomized to one of two treatment arms to receive either 640 mg per week of OGX-011 by intravenous infusion in combination with docetaxel and prednisone or docetaxel and prednisone alone. Patients in both treatment arms received therapy until disease progression, toxicity or the completion of ten 3-week cycles of therapy. Analyses indicated a survival benefit in patients treated with OGX-011 in combination with docetaxel compared to docetaxel alone — the current standard of care for patients with advanced prostate cancer:
•	The median overall survival in patients who were treated with OGX-011 plus docetaxel trial was 23.8 months compared to 16.9 months for patients treated with docetaxel alone, indicating a 6.9 month survival advantage in the OGX-011 arm;
•	The unadjusted hazard ratio (“HR”), a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients treated with OGX-011; and
•	A prospectively defined multivariate analysis indicated that the significant predictors of overall survival were treatment arm, performance status and presence of metastases other than in bone or lymph nodes. In the multivariate analysis, patients treated with OGX-011 had a rate of death of 51% lower than patients treated with docetaxel alone (HR=0.49; p=0.012). Additional exploratory analyses found that the lower rate of death was associated with the effect of OGX-011 treatment even when varying amounts of chemotherapy were administered (i.e. OGX-011 treatment resulted in a lower rate of death when compared to the control arm for patients receiving 6 or less cycles of chemotherapy as well as for patients receiving 10 cycles of chemotherapy).

OGX-011 treatment was well tolerated in combination with docetaxel. There was an increase in incidence of mild fever, chills and creatinine levels (a laboratory measure for reduced kidney function) and a moderate to significant decrease in circulating lymphocytes in the blood (another laboratory measure) without any increase in infection rate compared to the docetaxel arm. Lymphocytes are a type of white blood cell involved in the body’s defence against infections. Due to the final results of this randomized phase 2 trial, the phase 3 registration trial will evaluate the overall survival benefit of OGX-011 in patients treated with first-line chemotherapy.
The following graph display the Kaplan-Meier curves for OGX-011 in combination with docetaxel as compared to docetaxel alone:
Summary of Results of OGX-011 Phase 2 Clinical Trial in Second-Line CRPC
We have completed accrual and patient treatment in our randomized phase 2 clinical trial in patients with CRPC evaluating OGX-011 in combination with either docetaxel or mitoxantrone as second-line chemotherapy. In this phase 2 trial, patients who were previously treated with a first-line, docetaxel-based chemotherapy regimen and progressed on or within 6 months of discontinuation of docetaxel treatment were randomized to receive OGX-011 plus either docetaxel retreatment or mitoxantrone. Initially, 42 patients were randomized and received at least one cycle of OGX-011 and chemotherapy and were included for analysis: 20 patients received docetaxel retreatment plus OGX-011 and 22 patients received mitoxantrone plus OGX-011. The protocol was amended to allow additional patients to be enrolled in the docetaxel retreatment arm. Enrollment into the amended protocol was initiated in May 2007 and 25 additional patients were enrolled as of September 2007. All patients received at least one cycle of OGX-011 and docetaxel retreatment and were included in the analysis. As of June 9, 2009, the median follow-up time for the 42 randomized patients (20 in the custirsen plus docetaxel retreatment arm and 22 in the custirsen plus mitoxantrone treatment arm) was 30 months (range 25 to 34 months).

The preliminary results for the clinical trial are summarized as follows:
•	survival duration is longer than the survival duration observed in the follow-up evaluation of patients on the TAX 327 Study who later received second-line chemotherapy and were available for long-term follow-up. In the follow-up evaluation of TAX 327, 237 patients received either docetaxel or mitoxantrone as second-line chemotherapy. The median (50%) survival duration from the start of second-line chemotherapy was 10 months for both groups of patients (patients receiving mitoxantrone as second-line chemotherapy after receiving docetaxel as first-line chemotherapy or patients receiving docetaxel as second-line chemotherapy after receiving mitoxantrone as first-line chemotherapy). As of June 9, 2009, the estimated median over survival duration for the custirsen plus mitoxantrone arm was 11.4 months (95% C.I.: 6.5-15.2 months) based on a median follow-up of 30 months. For the custirsen plus docetaxel retreatment arm, the median overall survival is estimated at 15.8 months (95% C.I.:9.9-23.3 months) for the 20 randomized patients, based on a median follow-up of 30 months, and 12.8 months (95% C.I.:9.9-17.0 months) for the combined 45 patients, based on a median follow-up of 23 months;
•	the survival data from this clinical trial also compares favorably to the median survival duration of 9.6 months for patients who received second-line docetaxel after first-line docetaxel in the retrospective BCCA Study. The patients in the BCCA Study had a better prognosis than the patients in OncoGenex’ clinical trial;
•	preliminary analyses have shown that treatment with OGX-011 in combination with chemotherapy significantly lowers serum clusterin levels and that average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival; and
•	durable pain responses (defined as a duration of 12 weeks or greater) were observed in 46% of evaluable patients in the docetaxel retreatment plus OGX-011 arm and in 46% of patients in the mitoxantrone arm.
Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in NSCLC
We have completed accrual and patient treatment in our clinical trial in patients with advanced NSCLC, evaluating OGX-011 in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. In this phase 2 trial, 81 patients with advanced NSCLC received OGX-011 in combination with gemcitabine and a platinum chemotherapy as first-line chemotherapy. Eighty two percent of the patients had stage IV disease at enrollment. Patients are currently being followed for survival. The preliminary results are summarized as follows:
•	the median overall survival was 14.1 months and 54% of patients survived at least 1 year;
•	in January 2009, we reported that at two years, 30% of patients who had received OGX-011 with first-line chemotherapy were alive;
•	for comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively;
•	73% of patients achieved disease control; and
•	preliminary analyses have shown that treatment with OGX-011 in combination with gemcitabine and a platinum chemotherapy significantly lowers serum clusterin levels and that average serum clusterin levels were predictive of survival with low serum clusterin levels correlating to longer survival.

Summary of Preliminary Results of OGX-011 Phase 2 Clinical Trial in Advanced Breast Cancer
In January 2009, the results of this clinical trial in patients with advanced breast cancer evaluating OGX-011 in combination with docetaxel as first-line or second-line chemotherapy were published in the scientific journal, Clinical Cancer Research. The authors’ conclusion was that the combination of OGX-011 and docetaxel at 75 mg/m2 is well tolerated and clinical activity was seen in these patients with metastatic breast cancer.
OGX-427
The development program for our second product candidate, OGX-427, is focused on reducing heat shock protein 27 production to enhance treatment sensitivity and delay tumor progression in patients who have not fully developed treatment resistance and to restore treatment sensitivity in patients who have developed treatment resistance. Heat shock protein 27 is a protein that is over-produced in response to many cancer treatments and which we believe promotes cell survival based on preclinical data.
A number of pre-clinical studies conducted by the Vancouver Prostate Centre and others have shown that inhibiting the production of Hsp27 in human prostate, breast, ovarian, pancreatic and bladder tumor cells sensitizes the cells to chemotherapy. Pre-clinical studies conducted by The Vancouver Prostate Centre and others have shown that reducing Hsp27 production induced tumor cell death in prostate, breast, non-small cell lung, bladder and pancreatic cancers. The Vancouver Prostate Centre has also conducted pre-clinical studies that indicate that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy.
A phase 1 trial has evaluated 53 patients with a variety of cancers, with enrollment ongoing. OGX-427 was first evaluated as a single agent in a dose escalation clinical trial with doses ranging from 200mg up to 1000mg OGX-427. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 monotherapy. Subsequently, as defined by the protocol, OGX-427 was evaluated in combination with chemotherapy in a dose escalation trial design. An 800mg dose of OGX-427 in combination with docetaxel was evaluated, followed by a 1000mg dose of OGX-427 plus docetaxel. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 plus docetaxel.
OGX-427 is administered as three loading doses within the first nine days and then continued weekly, with three weeks defined as a treatment cycle, until disease progression or toxicity. In those groups receiving OGX-427 in combination with docetaxel, 75mg/M2 docetaxel was administered on day 1 of every 3-week cycle starting after completion of the OGX-427 loading doses.
Preliminary results of this phase 1 trial were presented during an oral presentation at the ASCO 2009 Annual Meeting. At that time, 41 patients were enrolled who had a diagnosis of breast, ovarian, prostate or non-small cell lung cancer and most had failed multiple prior chemotherapy treatments. A median of two cycles (range of one to eight cycles) was administered.
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
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The study, which will enroll up to 36 patients with bladder cancer, is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored study is funded by the National Cancer Institute of Canada (“NCIC”).
In January 2010, we announced that an investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC has received grant funding. The randomized, controlled phase 2 study will enroll up to 72 patients and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post study treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. The trial is expected to start by mid 2010 following final analysis of phase 1 data and approval by Health Canada and the institutional review board. The funds were awarded by a third party granting agency to Dr. Kim Chi, a medical oncologist at the BC Cancer Agency, Research Scientist at the Vancouver Prostate Centre and the principal investigator of the OGX-427 phase 2 trial.
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
SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. Enrollment for this clinical trial has been completed. Some of the patients experienced adverse events, which were considered unrelated to the trial drug and attributed to the underlying disease. Of the adverse events associated with the administration of SN2310, most were mild and the most common events were nausea, diarrhea, vomiting and fatigue. Mild to moderate reactions (back/chest pain, flushing) have been observed during infusions. Significant neutropenia has occurred in some patients and was the dose-limiting toxicity observed, sometimes associated with fever or septicemia. We have not defined additional development activities for this product candidate at this time and are currently exploring options to out-license this product candidate.

OGX-225
The development program for our fourth product candidate, OGX-225, is focused on reducing the production of both IGFBP-2 and IGFBP-5 with a single product to enhance treatment sensitivity and delay tumor progression. Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers. Increased IGFBP-2 or IGFBP-5 production is linked to faster rates of cancer progression, treatment resistance and shorter survival duration. We believe employing OGX-225 as a single product to simultaneously inhibit the production of both IGFBP-2 and IGFBP-5 has the potential to delay disease progression in cancers dependent upon insulin-like growth factor 1 (“IGF-1”), for proliferation. OncoGenex has completed pre-clinical proof of concept studies with OGX-225.
We believe that because IGFBP-2 and IGFBP-5 are over-produced in a variety of cancers, OGX-225 may have broad market potential to treat many cancer indications. OncoGenex believes that the initial opportunity for OGX-225 would be in breast and prostate cancer patients early in the course of their recurrence after failed hormone ablation therapy.
We have identified the lead compound and numerous pre-clinical proof of concept studies with OGX-225 have been completed indicating that it delays progression to hormone independence in prostate and breast cancer model systems. We have not defined when it will initiate the pre-clinical studies required for a regulatory submission and initiation of phase 1 clinical trials.
CSP-9222
Product candidate CSP-9222 is the lead compound from a family of caspase activators. These novel, small molecules have been identified as activators of programmed cell death in pre-clinical models.
Summary of Product Development Programs
The following table summarizes the status of our product development programs:

	Cancer Indication and			Recent and Expected Near Term Data
Product Candidate	Study	Treatment Combination(1)	Development Phase/Status	Releases
OGX-011 phase 3 (2)	Castrate Resistant Prostate Cancer — Survival Endpoint (OGX-011-11)	First-line docetaxel with and without OGX-011 (~800 patients)	• Initiation pending; SPA approved by the FDA and EMA in agreement with development plan	• Expected to initiate in the third quarter of 2010. Teva has primary responsibility for the oversight of this trial
	Castrate Resistant Prostate Cancer — Durable Pain Palliation Endpoint (OGX-011-10)	Docetaxel as second-line chemotherapy with and without OGX-011(~300 patients)	• Initiation pending; SPA approved by the FDA and EMA in agreement with development plan	• Expected to initiate in the second quarter of 2010. OncoGenex has primary responsibility for the oversight of this trial
	Advanced Non-Small Cell Lung Cancer — Survival Endpoint	Chemotherapy with or without OGX-011 (~ 700 patients) (Protocol to be determined)	• Initiation pending	• Expected to initiate in early 2011. Teva has primary responsibility for the oversight of this trial
OGX-011 phase 2	Castrate Resistant Prostate Cancer	First-line docetaxel with and without OGX-011	• Phase 2 completed	• Final survival data presented at 2009 ASCO Annual Meeting
	(OGX-011-03)			• Manuscript submitted
	Castrate Resistant Prostate Cancer (OGX-011-07)	OGX-011 with second-line chemotherapy (docetaxel or mitoxantrone)	• Phase 2 completed	• Interim data presented at ASCO GU Symposium 2008 Manuscript in preparation
• Manuscript in preparation
	Castrate Resistant Prostate Cancer (OGX-011-07A)	OGX-011 with docetaxel as second-line chemotherapy	• Phase 2 completed	• Manuscript in preparation
	Advanced Non-Small Cell Lung Cancer (OGX-011-05)	OGX-011 with first-line chemotherapy (gemcitabine and cisplatin or gemcitabine and carboplatin)	• Phase 2 completed	• 2-year survival data presented Feb 2009 • Manuscript in preparation
	Localized Prostate Cancer (OGX-011-04)	OGX-011 with hormone ablation therapy	• Phase 2 completed	• Results presented at ASCO GU 2008
	Advanced Breast Cancer (OGX-011-06)	OGX-011 with docetaxel as second-line chemotherapy	• Phase 2 completed	• Data published in Clinical Cancer Research 2009
OGX-011 phase 1	Localized Prostate Cancer (OGX-011-01)	OGX-011 with hormone ablation therapy	• Phase 1 completed	• Data published in Journal of National Cancer Institute 2005
	Solid Tumors (prostate, breast, NSCL, ovarian, renal, bladder, peritoneum) (OGX-011-02)	OGX-011 with docetaxel	• Phase 1 completed	• Data published in Clinical Cancer Research 2008
OGX-427 phase 2	Castrate Resistant Prostate Cancer	OGX-427 as monotherapy	• Not yet initiated	• Expected to initiate in 2010
OGX-427 phase 1	Solid Tumors	OGX-427 with and without chemotherapy	• Phase 1 ongoing- accrual and treatment complete for evaluation of OGX-427 as monotherapy. On-going accrual and treatment ongoing for evaluation of OGX-427 with chemotherapy	• Monotherapy evaluation complete — maximum tolerated dose not determined at highest dose level.
• Data presented at 2009 ASCO Annual Meeting
• Complete study in 2010 and present data if selected at ASCO 2010
	Bladder Cancer	OGX-427 as monotherapy	• Phase 1 ongoing	• None
SN2310	Solid Tumors	SN2310 administered to heavily pre-treated patients with advanced cancer	• Phase 1 completed	• Enrollment and treatment completed — maximum tolerated dose determined
OGX-225	Solid Tumors	OGX-225 with and without chemotherapy	• Pre-clinical proof-of-concept studies completed	• None
CSP-9222	Solid Tumors	To be determined	• Formulation to be determined	• None

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

(2)	We have designed two phase 3 clinical trials to evaluate the clinical benefit of OGX-011 in metastatic CRPC. OncoGenex believes that two phase 3 trials will be required for initial product marketing approval.
Overview of Market and Treatment
In North America, cancer is expected to strike slightly fewer than one in two men and slightly more than one in three women in their lifetimes and has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimated that in 2009 approximately 1,479,350 new patients in the United States would be diagnosed with cancer and that there would be approximately 562,340 patient deaths attributable to cancers.
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
Our Strategy
•	Focus on gaining market approval for OGX-011 by conducting registration trials, in both prostate and lung cancer, in collaboration with Teva, that demonstrate efficacy and safety. As a result of the Collaboration Agreement with Teva, committed funding is available for phase 3 trials in 1st line CRPC, 2nd line CRPC, and 1st line NSCLC. The prostate trials are intended to begin in 2010 and the NSCLC trial is expected to begin in early 2011. Currently, both mitoxantrone and docetaxel are approved for use in patients with CRPC, but docetaxel was shown to improve patient survival when compared to mitoxantrone. Currently, Avastin, carboplatin, gemcitabine and cisplatin are approved for use in patients with NSCLC, but Avastin in combination with paclitaxel and carboplatin chemotheraphy was shown to improve patient survival when compared to carboplatin chemotherapy alone.
•	Advance OGX-427 by conducting clinical trials across multiple cancer indications for OGX-427 including, but not limited to, bladder cancer and CRPC. Consistent with the strategy OncoGenex is following for OGX-011, OncoGenex intends to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate its assessment of this product candidate for further development.

•	Focus on developing and commercializing new cancer therapies to inhibit treatment resistance in cancer patients. OncoGenex plans to leverage its expertise in discovery and development to bring new products to market as fast as possible. OncoGenex intends to maintain and develop its relationships with the Vancouver Prostate Centre, and develop relationships with other research institutions in order to identify and source additional product candidates.
•	Optimize the development of our product candidates through use of outsourcing and internal expertise. In order to increase efficiency and lower its overhead, OncoGenex outsources, and plans to continue to outsource, pre-clinical and manufacturing activities. OncoGenex has chosen to establish critical product development functions in-house, including clinical trial management and regulatory affairs.
Second Generation Antisense Technology
OGX-011, OGX-427 and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product by product basis, OncoGenex has collaborated with Isis Pharmaceuticals Inc. (“Isis”) and selectively licensed technology from Isis to combine Isis’ second generation antisense chemistry with our proprietary gene target sequences to create inhibitors which are designed to down regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, allowing for less frequent dosing and thereby making treatment easier on patients at a lower associated cost. For example, clinical data from our phase 1 clinical trial in prostate cancer patients demonstrated that weekly intravenous administration of OGX-011 resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. These data demonstrate that following systemic administration, OGX-011 entered tumor cells and inhibited clusterin production.
License and Collaboration Agreements
Teva Pharmaceutical Industries Ltd.
OGX-011
As discussed above, in December 2009, OncoGenex, through its wholly-owned subsidiary, OncoGenex Technologies, entered into the Collaboration Agreement with Teva for the development and global commercialization of OGX-011 (and related compounds). Pursuant to the Collaboration Agreement, Teva received the exclusive worldwide right and license to develop and commercialize any products containing OGX-011 and related compounds (“Licensed Products”). We have an option to co-promote OGX-011 in the United States and Canada.
Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of Licensed Products. In addition to the ongoing royalties, Teva will pay us additional one-time sales threshold royalties if certain aggregate net sales are achieved. We are required to contribute $30 million towards the development of OGX-011 which will include personnel costs for certain development activities.

Teva and OncoGenex have developed a Clinical Development Plan under which the following three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of OGX-011 in approximately 300 patients with second-line castrate resistant prostate cancer, expected to initiate in the second quarter of 2010 subject to institutional review board approval and patient screening. OncoGenex will have primary responsibility for the oversight of this trial;
•	a phase 3 clinical trial of OGX-011 in approximately 800 patients with first-line castrate resistant prostate cancer, expected to initiate in the third quarter of 2010. Teva will have primary responsibility for the oversight of this trial; and
•	a phase 3 clinical trial of OGX-011 in at least 700 patients with first-line NSCLC, expected to initiate by early 2011. Teva will have primary responsibility for the oversight of this trial.
Teva will be responsible for conducting any other studies and development work necessary to obtain required regulatory approvals. We may assume some of these activities if assigned by the Joint Steering Committee, but Teva would be responsible for all associated costs. The Joint Steering Committee will oversee the development and regulatory approval of any Licensed Product. Funding responsibilities for the Clinical Development Plan will be allocated as follows:
•	We will be required to contribute $30 million towards the development of OGX-011 which will include personnel costs for certain development activities; and
•	Teva will be required to fund all other expenses under the Clinical Development Plan.
In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including any costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.
Teva was also granted the first right to file, prosecute and maintain, and enforce at its expense the patent rights associated with OGX-011. If Teva elects, however, not to or fails to file, prosecute and maintain, and enforce the patent rights associated with OGX-011, OncoGenex retains the right to assume responsibility for the filing, prosecution and maintenance, and enforcement of the patent rights associated with OGX-011.
The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). Commencing after the completion of all three phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in our patent rights related to OGX-011 or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement in its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration for any reasons other than an adverse change in OGX-011 patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for Company Development Expenses. Either party may terminate the Collaboration Agreement for an uncured material breach by the other party or upon the bankruptcy of either party. If the Collaboration Agreement is terminated other than for an uncured material breach by Teva, we will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) depend if termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.
In the event of a change of control of the Company and within 90 days of the change of control, Teva may terminate the Joint Steering Committee in its sole discretion, terminate the co-promotion option in its sole discretion if not then exercised by us or if exercised but not yet executed by us, or terminate the co-promotion option if in its commercially reasonable opinion co-promotion with our successor would be materially detrimental to Teva’s interests.

Isis Pharmaceuticals, Inc.
OGX-011
In November 2001, OncoGenex Technologies entered into an agreement with Isis to jointly develop and commercialize OGX-011 (“Original Isis Agreement”). This strategic relationship provided us with access to Isis’ proprietary position in second-generation antisense chemistry for use in OGX-011, Isis’ expertise in developing antisense therapeutics, including their manufacturing expertise, and allowed us to develop OGX-011 cost efficiently. Under the Original Isis Agreement, we shared with Isis, on a basis of 65% OncoGenex and 35% Isis, the costs and revenues resulting from the development and commercialization of OGX-011. On July 2, 2008, OncoGenex and Isis amended the Original Isis Agreement (“Amended Isis Agreement”) pursuant to which OncoGenex became solely responsible for the costs and development of OGX-011, and, in turn, took on certain financial obligations to Isis, primarily related to sharing revenues received by OncoGenex from a third party as a result of a licensing transaction.
Licensing revenues that are based on a percentage of net sales of a licensor are defined as Royalty Revenue, while other licensing revenues, with the exception of fair market value of equity and reimbursement of research and development expenses, are defined as Non-Royalty Revenue. We will pay Isis royalties comprised of a base percentage of net sales of OGX-011 and a percentage of Royalty Revenue we receive in excess of a certain threshold up to a certain cap. The amount of the royalties payable to Isis is dependent on whether Isis owes royalty payments to third parties pursuant to its license agreements with third parties. Based on the Royalty Revenue we are eligible to receive as a result of the royalty rates established in our collaboration with Teva, our total royalty obligations to Isis will range between 6.38% and 7.00% of net sales of OGX-011 by Teva during the period Isis owes royalty payments to third parties and between 3.88% and 4.50% when those third party obligations of Isis have expired, which we expect to occur in 2017.
OncoGenex paid Isis $10 million in January 2010 as Isis’ share of Non-Royalty Revenue received by OncoGenex in December 2009 in connection with our Collaboration Agreement with Teva. OncoGenex does not anticipate making any further payments to Isis in 2010 under the terms of the Amended Isis Agreement.
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations as discussed above. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. Neither OncoGenex nor Isis can pursue the development or commercialization of any antisense compound for clusterin outside of the Amended Isis Agreement. This arrangement will continue until OGX-011 is no longer being developed or commercialized or until the agreement is terminated early due to an uncured material breach.
To facilitate the execution and performance of the Collaboration Agreement, OncoGenex and Isis agreed to amend the Amended Isis Agreement (the “Second Isis Amendment”). The Second Isis Amendment provides that, among other things, if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Amended Isis Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company.

OncoGenex Technologies has agreed to indemnify Isis and persons affiliated with Isis against liabilities resulting from the development, manufacture, use, handling, storage, sale or other commercialization or disposition of OGX-011, caused by OncoGenex Technologies’ or its licensees’ or sublicensees’ gross negligence or willful misconduct, or caused by OncoGenex Technologies’ material breach of the agreement.
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
In consideration for the grant of rights related to OGX-427, on May 5, 2005 OncoGenex Technologies issued Isis a promissory note which was converted into shares of OncoGenex Technologies that were exchanged in the Arrangement for 53,200 OncoGenex Pharmaceuticals common shares. Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. It is also obligated to pay to Isis certain milestone payments as well as certain royalties on net sales for OGX-427, with the amount of royalties depending on whether third party royalty payments are owed. We anticipate paying Isis $750,000 in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis under the terms of the agreement in 2010.
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
The term of the agreement will continue for each product until the later of 10 years after the date of the first commercial sale of OGX-427, or the expiration of the last to expire of any patents required to be licensed in order to use or sell OGX-427, unless OncoGenex Technologies abandons OGX-427 and Isis does not elect to unilaterally continue development of OGX-427.
University of British Columbia
OGX-011
Under an agreement made in November 2001, as amended, the University of British Columbia (“UBC”) granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology combined with Isis’ second-generation antisense chemistry is our product candidate, OGX-011. In connection with entering into this license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 common shares of OncoGenex Pharmaceuticals. OncoGenex Technologies agreed to pay to UBC certain royalties on milestones and the revenue from sales of OGX-011. OncoGenex Technologies is obligated to pay to UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC $333,333 as a result of upfront payments we received from Teva in December 2009 in connection with our Collaboration Agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain.

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
OGX-427
Under an agreement made in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology combined with Isis’ second-generation antisense chemistry is our product candidate, OGX-427. In connection with entering into this license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 common shares of OncoGenex Pharmaceuticals. OncoGenex Technologies also agreed to pay to UBC certain royalties on the revenue from sales of OGX-427, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell OGX-427. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. OncoGenex Technologies is obligated to pay to UBC CAD$2,000 in annual maintenance fees. We anticipate paying UBC CAD$100,000 in 2010 upon the initiation of a phase 2 trial of OGX-427 in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain.
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

OGX-225 and CSP-9222
Pursuant to the terms of our third party license agreements relating to OGX-225 and CSP-9222, OncoGenex will owe payments upon the completion of product development milestones as well as royalties on product sales. We do not anticipate making any milestone or royalty payments to third parties under the terms of these agreements in 2010.
OncoGenex is also obligated to pay annual license fees to third parties with respect to these product candidates. These amounts are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, which is incorporated herein by reference.
Summary of Milestone Obligations by Product Candidate
The following table sets forth the milestones that we may be required to pay to third parties under the license and collaboration agreements described above. As described above, we will also required to pay certain revenue-based royalties with respect to each of our product candidates.

Milestone Obligations to Third Parties	Amount Payable

OGX-011	31% of non-royalty revenue
OGX-427	Up to $5,813,000 (1)(2)(3)
OGX-225(3)	Up to $4,313,000 (2)(3)
CSP-9222	Up to $14,000,000 (4)

(1)	Additional milestone payments may be required in respect of OGX-427 for product approvals outside the field of oncology.

(2)	Payable in connection with the initiation of certain clinical trials and obtaining certain market approvals.

(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2009 exchange rate of US$1.00 = CAD$1.047, and rounded to the nearest $1,000.

(4)	Payable in connection with the initiation of certain clinical trials, making certain regulatory filings and obtaining certain market approvals.
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
Marketing of pharmaceutical products outside of the U.S. is subject to regulatory requirements that vary from country to country. In the European Union, the general trend has been towards coordination of common standards for clinical testing of new drug products. Centralized approval in the European Union is coordinated through the EMA.
The level of regulation outside the U.S. and European Union varies widely. The time required to obtain regulatory approval from regulatory agencies in each country may be longer or shorter than that required for FDA or EMA approval. In addition, in certain markets, reimbursement is subject to governmentally mandated prices.
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

Contract Research Agreements
Consistent with our strategy to outsource certain product development activities, we have established contract research agreements for pre-clinical, manufacturing and some data management services. We choose which business or institution to use for these services based on their expertise, capacity and reputation and the cost of the service.
We also provide quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of its product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for product candidates with modest contribution from OncoGenex.
Research and Development Expenditures
For the years ended December 31, 2009, 2008 and 2007, our expenditures for research and development activities were $24.2 million, $7.8 million, and $4.1 million, respectively. Such research and development expenses primarily related to the advancement of our lead product candidate, OGX-011.
Manufacturing
We do not own facilities for the manufacture of materials for clinical or commercial use. We rely and expect to continue to rely on contract manufacturers to manufacture our product candidates in accordance with cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products, when and if it has any, for commercial sale, as well as for process development as required.
To date, all active pharmaceutical ingredient (“API”), for OGX-011 has been manufactured by Isis or Avecia Biotechnology Inc. (“Avecia”) on a purchase order basis, under cGMP. Drug product manufactured from API has been performed by Formatech, Inc., Pyramid Laboratories Inc., and Laureate Pharma, Inc., in several separate manufacturing campaigns, pursuant to purchase orders or short-term contracts with OncoGenex or its licensors. For OGX-427, all API has been manufactured for OncoGenex by Avecia and all drug product has been manufactured for OncoGenex by Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. Contract manufacturing for commercial product is being evaluated and may or may not be performed at the current manufacturers. Larger contract manufacturers that can meet higher commercial drug quantities may be required and contracted to manufacture our products for commercial sale, when and if it has any.
Intellectual Property
Our success depends in part on the ability of us and our collaborators to obtain and maintain proprietary protection for our product candidates, technology and know-how; prevent others from infringing the proprietary rights for our product candidates; and operate without infringing on the proprietary rights of others.
For each of OGX-011, OGX-427 and OGX-225, our intellectual property results from our licenses with UBC and Isis. In addition, Isis has assigned a three-member patent family related to clusterin antisense to OncoGenex Technologies, and OncoGenex has a pending application on an OGX-427 formulation.
As discussed above, certain intellectual property rights relating to OGX-011 have been sublicensed exclusively to Teva. Teva will subsequently be taking over control of the prosecution of those rights in a graduated fashion, as OGX-011 is developed.
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
For intellectual property under license from UBC and Bayer covering OGX-427, OGX-225, and CSP-9222, OncoGenex directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement. For this intellectual property, OncoGenex files patent applications in the United States, Canada, Europe (through the European Patent Office), Japan, and other jurisdictions.
Composition of matter patents covering OGX-011, OGX-427, SN2310, CSP-9222 and TOCOSOL™ have issued in the U.S. and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the U.S. and certain other countries.
Generally, patents issued in the U.S. are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date or 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date. OncoGenex’ licensed UBC patent estate, based on those patents and applications existing now and expected by OncoGenex to issue, will expire in years ranging from 2020 to 2024, such dates do not include extensions that may be available. Our TOCOSOL™ patent terms will expire starting from 2018, and the SN2310 and CSP-9222 patent terms from 2023. Patent term extensions, specifically to make up for regulatory delays, are available in the U.S., Europe, and Japan. Although we believe that some or all of its product candidates will meet the criteria for patent term extensions, there can be no assurance that it will obtain such extensions.
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
Competition
The development and commercialization of new drugs is highly competitive. Our major competitors are large pharmaceutical, specialty pharmaceutical and biotechnology companies, in the United States, Canada and abroad. Many oncology drugs in clinical trials are being developed for the four primary cancer indications: lung, breast, colorectal, and prostate cancer. Certain of these drugs are, like OGX-011, OGX-427, and OGX-225, designed to interfere with mechanisms potentially involved with treatment resistance. If new drugs targeting mechanisms of treatment resistance are approved for sale for the indications that we are targeting in advance of our product candidates, or even after their commercialization, it may reduce the market’s interest in its product candidates. We are aware of several other companies developing therapeutics, whether antisense or otherwise, that seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. Our competitors may seek to identify gene sequences, protein targets or antisense chemistry different from ours, and outside the scope of our intellectual property protection, to develop antisense therapeutics that serve the same function as its product candidates. Our competitors may also seek to use mechanisms other than antisense to inhibit the proteins that our product candidates are designed to inhibit the production of.

Many of our existing and potential competitors have substantially greater financial resources and expertise in manufacturing, developing products, conducting clinical trials, obtaining regulatory approvals, and marketing than us. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to its programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, it must be recognized that cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since OGX-011 and OGX-427 are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs will potentially be synergistic with many new and currently marketed therapies.
Our ability to compete successfully will depend largely on our ability and, where applicable, the ability of our collaborators to:
•	establish that our product candidates are well tolerated and result in a clinical benefit when administered to cancer patients;
•	advance the development of our lead programs, including the enrollment of patients for our clinical trials;
•	gain regulatory approval for our product candidates in their respective first indications as well as expand into additional indications;
•	commercialize our lead product candidates successfully, including convincing physicians, insurers and other third-party payors of the advantages of its products, when and if it has any, over current therapies;
•	obtain intellectual property protection and protect the exclusivity for our product candidates and products, when and if it has any; and
•	acquire other product candidates to expand our pipeline.
Trademarks
We own two approved Canadian trademarks: OncoGenex™ and Bringing Hope to Life™. We have registered corresponding trademark Bringing Hope to Life™ in the U. S., and applied for OncoGenex™ in that jurisdiction. We are aware of a company called Tikvah Therapeutics of Atlanta, Georgia, which has filed Bringing Hope to Life™ for different goods and services on an intent-to-use basis. OncoGenex and Tikvah have agreed not to oppose or prevent the other from establishing their respective marks for their respective goods.
Registrations and applications relating to the SONUS™ and TOCOSOL™ trademarks are no longer being maintained.
There can be no assurance that the registered or unregistered trademarks or trade names of our Company will not infringe upon third party rights or will be acceptable to regulatory agencies.
Employees
We have a total of 26 employees; one part-time and 25 full-time. In our Vancouver office, we have 10 full-time employees and one part-time employee, three of whom are engaged in clinical development and regulatory affairs and seven of whom are engaged in administration, business development, accounting and finance. In our Bothell office, we have 15 full-time employees, with all 15 engaged in clinical and regulatory affairs.

All of our employees have entered into non-disclosure agreements regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees.
From time to time, OncoGenex also uses outside consultants to provide advice on its clinical development plans, research programs, administration and potential acquisitions of new technologies.
Company Information
The Company was incorporated in the state of California in October 1991 and subsequently reorganized as a Delaware corporation in September 2005. Our principal executive offices are located 1522 217th Place SE, Suite 1090, Bothell, Washington 98021, and its telephone number is (425) 686-1500.
On August 21, 2008, pursuant to the Arrangement, OncoGenex Technologies Inc. became a wholly-owned subsidiary of the Company. OncoGenex Technologies was incorporated under the federal laws of Canada in May 2000. OncoGenex, Inc., the subsidiary of OncoGenex Technologies, was incorporated under the laws of Washington in August 2005 and was dissolved pursuant to Articles of Dissolution filed on July 1, 2009.
Available Information
We maintain a website at http://www.oncogenex.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”).

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception. We have never had any products available for commercial sale and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products in the foreseeable future. Our only revenue to date has been collaboration revenue under our Collaboration Agreement with Teva. We have not yet submitted any products for approval by regulatory authorities. We continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms.
To date, we have financed our operations primarily through the sale of our equity securities and from the upfront payment we received pursuant to our Collaboration Agreement with Teva. We believe that our existing capital resources and interest thereon, including the upfront payment we received from Teva in December 2009, will be sufficient to meet our current operating requirements into 2012 and expect that both phase 3 prostate cancer trials will be fully accrued by this time. However, if our Collaboration Agreement with Teva were to be terminated or if Teva failed to fulfill its obligations thereunder, or if we change our development plans, acquire rights to new product candidates or cannot find third party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including without limitation:
•	maintaining our partnership with Teva and Teva’s ongoing commitment to develop OGX-011 in a timely fashion;
•	the scope and results of our preclinical and clinical trials;
•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;
•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;
•	whether we are able to enter into additional third party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;
•	the availability of third parties to perform the key development tasks for our product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies and the associated costs of those services; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing, patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation.

If we are unable to raise funds on acceptable terms when it becomes necessary to do so, we may not be able to continue developing our product candidates, acquire or develop additional product candidates or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it could have a materially adverse effect on our business.
We are dependent upon our collaborative relationship with Teva to further develop and commercialize OGX-011, and if our relationship were not to be successful or were to be terminated, we may not be able to effectively develop and/or commercialize OGX-011, which would have a material adverse effect on the Company.
Under our Collaboration Agreement with Teva, we rely heavily on Teva to collaborate with us in respect of the development and global commercialization of OGX-011. Furthermore, under the Collaboration Agreement, we and Teva must agree on any changes to the Clinical Development Plan for OGX-011. As a result of our dependence on our relationship with Teva, the eventual success or commercial viability of OGX-011 is largely beyond our control. The financial returns to us, if any, under our Collaboration Agreement with Teva depend in large part on the achievement of development and commercialization milestones, plus a share of any revenues from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large in part on the performance of Teva under the agreement.
We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:
•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of OGX-011;
•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;
•	loss of significant rights if we fail to meet our obligations under the Collaboration Agreement;
•	our limited control over clinical trials with respect to OGX-011;
•	changes in key management personnel at Teva that are members of the Joint Steering Committee; and
•	possible disagreements with Teva regarding the Collaboration Agreement or ownership of proprietary rights.
If we and Teva are unable to reach an agreement under the Clinical Development Plan, or if either we or Teva fail to perform our respective obligations or effectively manage our relationship, such occurrence could cause clinical trial, regulatory approval or development progress to be significantly delayed or halted, could result in costly or time consuming litigation or arbitration and could have a material adverse effect on our business.
If Teva’s business strategy changes, it may adversely affect the development and commercialization of OGX-011.
Teva may change its business strategy. Decisions by Teva to either reduce or eliminate its participation in the oncology field, to emphasize other competitive agents currently in its portfolio, or to add additional competitive agents to its portfolio, could result in a decision to terminate the Collaboration Agreement. In the event of termination of the Collaboration Agreement, among other things, we would have responsibility for paying for any remaining costs of all three phase 3 clinical trials. Any such termination could adversely affect the timing and extent of development and commercialization activities, which could cause significant delays and funding shortfalls impacting those activities and seriously harm our business.

We are highly dependent on the success of our lead product candidate, OGX-011, and we cannot give any assurance that OGX-011 or any of our other product candidates will receive regulatory approval.
OGX-011 has been evaluated in five phase 2 clinical trials, and results for these trials were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and OGX-011 may never receive regulatory approval. In order to market OGX-011, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We are intending to initiate two registration trials in 2010 involving OGX-011, but we have not initiated any registration clinical trials with any of our product candidates to date. OGX-427 and SN2310 have been evaluated in humans, though we have very limited safety data and have not yet established efficacy in humans. We have completed enrollment in the phase 1 clinical trial of SN2310 and the dose limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was significant neutropenia. Additional clinical trials will be required with SN2310 to establish the safety and efficacy of this product candidate. Neither OGX-225 nor CSP-9222 have yet been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may be unable to initiate clinical evaluation of them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of OGX-011 or our other product candidates would have a material and adverse impact on our business.
Clinical trials may not demonstrate a clinical benefit of our product candidates.
Positive results from pre-clinical studies and early clinical trials, including those results from the OGX-011 clinical trials conducted to date, should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.
Even after the completion of our planned phase 3 clinical trials, the FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, the Institutional Review Board (“IRB”) overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, by Teva in the case of OGX-011, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.
We do not know whether any of our currently planned future clinical trials for OGX-011 or OGX-427 will proceed or be completed on schedule, or at all, or, with respect our current portfolio of product candidates, whether we will be able to initiate any future pre-clinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future pre-clinical studies or clinical trials could be substantially delayed or prevented by several factors, including:
•	decrease in Teva’s level of focus and efforts to develop OGX-011;
•	delay or failure to obtain sufficient manufacturing supply of OGX-011;
•	delay or failure to obtain acceptance from the FDA’s of Avecia as our manufacturer for OGX-011;
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;
•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or executing a licensing, partnership or collaboration agreement with a third party for any of our product candidates;
•	introduction of new product candidates to the market in therapeutic areas similar to those which we are developing our product candidates;
•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those which we are developing our product candidates;
•	delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials under a Special Protocol Assessment;
•	delay or failure to obtain sufficient supplies of the product candidate for its clinical trials;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and
•	delay or failure to obtain the approval of the IRB to conduct a clinical trial at a prospective site.
The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or medical investigators to follow its clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede its ability to retain patients in its clinical trials; and
•	delay or failure to obtain future additional funding through private or public offerings of our equity securities, debt financings, or executing a licensing, partnership or collaboration agreement with a third party for any of our product candidates in the event of material unforeseen costs relating to our clinical trials currently in progress.

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
OGX-011 has been administered to 294 patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events associated with OGX-011 consisted of flu-like symptoms. Of the moderate and severe adverse events associated with OGX-011, neutropenia, vomiting, diarrhea, and difficulty breathing (also known as “dyspnea”) were the most common events, occurring in > 2% of patients.
As of February 12, 2010, OGX-427 has been administered to 53 patients with various types of cancer in a phase 1 clinical trial. Enrollment in the OGX-427 monotherapy aspect of the phase 1 clinical trial is complete and dose-limiting toxicity was not reached at the highest doses evaluated. Enrollment in the OGX-427 in combination with docetaxel aspect of the clinical trial is ongoing. Of the 41 patients presented at ASCO 2009, all patients experienced adverse events, the majority of which were unrelated to OGX-427. Of the adverse events associated with OGX-427, the majority of adverse events were mild and the most common adverse events consisted of flu-like symptoms, infusion-related reactions, pruritus and flushing. Serious adverse events have been reported for seventeen patients (50%). The serious adverse events were unrelated to OGX-427 administration for 14 patients and associated with OGX-427 administration for 3 patients. The events that were associated with OGX-427 administration were elevated creatinine in two patients, an indicator of kidney function, and rigors and chills in one patient.
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
Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:
•	Teva may elect to terminate the ongoing clinical trials and cease development of OGX-011;
•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	a product may become less competitive and product sales may decrease; or
•	our reputation may suffer.
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
Even if we or Teva receive regulatory approval to market our product candidates, the market may not be receptive to our products.
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
Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office and laboratory space located in Bothell, Washington, which is considered to be in excess of our current requirements. We have been seeking to exit or sublease this excess space. To date, we have not entered into any agreement for the exit or sublease of this space, or identified which transactions or transaction structures would most benefit shareholders. The goal of minimizing future lease expenditures will impact any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the exit or sublease of this space, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations.

Although we have entered into a Collaboration Agreement with Teva for OGX-011, we have not yet partnered with third party collaborators with respect to any of our other product candidates, and we cannot control whether we will be able to do so on favorable terms or at all.
Our business strategy relies in part on potentially partnering successful product candidates with larger companies to complement our internal development and commercialization efforts. While we have successfully entered into a Collaboration Agreement with Teva with respect to OGX-011, it may be difficult for us to find third parties that are willing to enter into a collaboration on acceptable economic terms or at all with respect to our other product candidates. We also will be competing with many other companies as we seek partners for our other product candidates and we may not be able to compete successfully against those other companies. If we are not able to enter into collaboration arrangements for our other product candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business could be materially and adversely effected.
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
We currently do not have internal discovery capabilities and are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Vancouver Prostate Centre and licensed to us by UBC and one candidate has been in-licensed from Bayer. We intend to continue to rely on the Vancouver Prostate Centre, UBC and other research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Vancouver Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, or at all. If we are unable to purchase or license new product candidates from the Vancouver Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.
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

We will need to retain additional personnel and expand our other resources in order to complete development of OGX-011, promote OGX-011 in the event we exercise our co-promotion option and develop our other product candidates. If we fail to effectively expand our operations, including attracting and retaining key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates and our business may be materially adversely affected.
We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, including management, pre-clinical and clinical personnel, including our executive officers Scott Cormack and Cindy Jacobs, and to recruit and retain a new Chief Financial officer. Currently, Cameron Lawrence, the Director of Financial Reporting, is our interim principal financial officer. We are in the process of searching for executive talent to fill the Chief Financial Officer position on a permanent basis. In addition, although we have entered into employment agreements with each of Mr. Cormack and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.
With respect to OGX-011 specifically, we will need to hire additional clinical development personnel in order to perform our responsibilities under the Clinical Development Plan with Teva. In addition, should OGX-011 receive marketing approval in the United States and Canada, or should we exercise our co-promotion option, which we do not anticipate having the funds to do, we would need to hire a substantial number of specialized personnel, including field based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management, or our inability to recruit a new Chief Financial Officer, could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result. Among other things, if any of such events were to occur, we may not be able to comply with our contractual obligations to Teva under our Collaboration Agreement or advance our product candidates, which could have a material adverse effect on our business.
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
As we advance our product candidates OGX-427, OGX-225, and CSP-9222 through development and clinical trials, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.
Under the Collaboration Agreement, Teva is responsible for the commercialization costs associated with OGX-011; however, if we were to exercise our co-promotion option, which we do not anticipate having sufficient funds to do, we would need to expand our marketing and sales capabilities. In addition, as we have primary responsibility for the oversight of the second-line trial in CRPC, we must be able to manage our development responsibilities effectively, which may impose a strain on our administrative and operational infrastructure.

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
We may need to further develop our financial and reporting processes, procedures and controls to support our anticipated growth.
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
To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of our product candidates. In particular, we will have limited control over the two OGX-O11 phase 3 trials over which Teva will have primary oversight. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

We rely on third parties to manufacture and supply our product candidates.
We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient for OGX-011 has been manufactured for us by Isis or Avecia and all drug product has been manufactured for us by Formatech, Inc. and Pyramid Laboratories, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. We will need to obtain additional quantities of OGX-011 to complete our first phase 3 clinical trial.
All active pharmaceutical ingredient for OGX-427 for IND-enabling toxicology studies and initial clinical trials has been manufactured for us by Avecia and all drug product has been manufactured for us by Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled.
If, in the future, one of our product candidates is approved for commercial sale, we or a pharmaceutical partner that has licensed such product candidates, will need to manufacture that product candidate in commercial quantities. We cannot assure you that the third-party manufacturers with which we have contracted in the past will have sufficient capacity to satisfy our future manufacturing needs, that we will be able to negotiate additional purchases of active pharmaceutical ingredient or drug product from these or alternative manufacturers on terms favorable to us, or at all, or that a pharmaceutical partner that has licensed will have sufficient capacity or expertise to satisfy future needs.
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
Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously harm our business.
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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents and investment securities
Our cash and cash equivalents are maintained in highly liquid investments with maturities of 90 days or less at the time of purchase. As of the date of this filing, we are not aware of any material losses or other significant deterioration in the fair value of our cash equivalents or investment securities since December 31, 2009. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and investment securities and, as result, our financial condition.
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
We and our collaborators, including Teva, intend to apply for additional patents covering both our technologies and product candidates, as we deem appropriate. However, we or our collaborators may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we or our collaborators obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we do not always control the patent prosecution of subject matter that we license from others. Accordingly, we are sometimes unable to exercise a significant degree of control over such intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:
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
The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. The ability of us or our collaborators to maintain and solidify our proprietary position for our product candidates will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us or our collaborators, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
We and our collaborators, including Teva, also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.
We and our collaborators, including Teva, may not be able to protect our intellectual property rights throughout the world.
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
We may become involved in disputes with Teva or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.
Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Teva, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.
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
If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity or unenforceability of these patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights.
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
The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates or methods of use either do not infringe the patent claims of the relevant patent, and/or that the patent claims are invalid, and/or the patent is unenforceable and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
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

Patent applications filed by third parties that cover technology similar to ours may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party files a United States patent application on an invention similar to ours, we may elect to participate in or be drawn into an interference proceeding declared by the U.S. PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.
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
We license the development and commercialization rights for most of our product candidates, including OGX-011, OGX-427, OGX-225 and CSP-9222, and we expect to enter into similar licenses in the future. Under such licenses, we are subject to various obligations such as sublicensing, royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.
Under the terms of our Collaboration Agreement with Teva, we are required to use commercially reasonable efforts to maintain and not to breach in any material manner certain of our third party license agreements relating to OGX-011. If we breach any of these agreements in a material manner, we would be in breach of the Collaboration Agreement with Teva, which would allow them to terminate the Collaboration Agreement.
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
To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities and proceeds from the Collaboration Agreement with Teva. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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
Upon regulatory approval to market any of our product candidates, if any, the approved product and its manufacturer are subject to continual review. Any regulatory approval that we receive for a product candidate is likely to be subject to limitations on the indicated uses for which the end product may be marketed, or include requirements for potentially costly post-approval follow-up clinical trials. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the end product will be subject to extensive regulatory requirements. We and the manufacturers of our products, when and if we have any, will also be required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, when and if we have any, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, when and if we have any, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:
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
Failure to obtain regulatory approval outside the United States would prevent us or Teva from marketing our product candidates abroad.
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price and that of other biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and particularly over the past year. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
In its Vancouver office, OncoGenex leases approximately 4,857 square feet, currently at a rent of approximately $181,000 per annum. This lease expires in March 2011. OncoGenex has an option to renew the lease for a further term of five years.
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
ITEM 4. Reserved

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. Following the completion of the Arrangement discussed elsewhere in this Annual Report on Form 10-K, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI” effective August 21, 2008.
No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 26, 2010, there were approximately 159 shareholders of record and approximately 9,000 beneficial shareholders of our Common Stock. The high and low sales prices of our common stock as reported by Nasdaq for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc	HIGH (1)	LOW (1)

YEAR ENDED DECEMBER 31, 2008:

First quarter	10.26	6.12
Second quarter	9.00	4.50
Third quarter	8.22	3.02
Fourth quarter	9.38	2.00

YEAR ENDED DECEMBER 31, 2009:

First quarter	5.94	2.90
Second quarter	27.05	3.90
Third quarter	42.99	19.30
Fourth quarter	37.88	20.10

(1)	All amounts reported herein are presented on a post-one-for-eighteen reverse stock split basis.
The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report filed on Form 10-K. We made no purchases of equity securities during the year ended December 31, 2009.
Recent Sales of Unregistered Securities
On December 24, 2009, pursuant to the Stock Purchase Agreement between the Company and Teva (which was entered into in connection with the Collaboration Agreement), the Company issued to Teva 267,531 shares of common stock at a price per share of $37.38, for aggregate cash consideration of approximately $10 million. Such shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were issued on a private placement basis pursuant to the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D thereunder, based, in part, on representations by Teva that it is an “accredited investor”, as such term is defined in Rule 501 of Regulation D under the Securities Act. The shares cannot be resold unless they are registered under the Securities Act or sold pursuant to an exemption therefrom.

Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filings. The graph compares the cumulative five year total return provided to shareholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Pharmaceutical index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009. All amounts reflected in the graph are presented after having given effect to the one-for-eighteen reverse stock split effected in connection with the Arrangement.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/04	12/05	12/06	12/07	8/20/08	12/08	12/09
OncoGenex Pharmaceuticals, Inc.	100.00	142.49	173.09	12.32	7.93	4.72	35.06
NASDAQ Composite	100.00	101.33	114.01	123.71	106.91	73.11	105.61
NASDAQ Pharmaceutical	100.00	102.23	105.16	99.56	113.74	91.99	98.21

(1)	August 20, 2008 represents the day before the date of the completion of the Arrangement.

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto appearing at Item 8 of this report. The selected statements of operations data for the years ended December 31, 2009, 2008, and 2007 and balance sheet data as of December 31, 2009 and 2008 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2006 and December 31, 2005 and balance sheet data as of December 31, 2007, 2006 and 2005 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K.
In connection with the Arrangement, OncoGenex Technologies was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Sonus were recorded, as of the effective time of the Arrangement, at their respective fair values and added to those of OncoGenex Technologies. The results of the operations and balance sheet data for the year ended December 31, 2008 reflect the results of only OncoGenex Technologies for the time period of January 1, 2008 through August 20, 2008 and the results of the combined company from August 21, 2008 through December 31, 2008. The historical results of operations and balance sheet data shown for years ended December 31, 2007, 2006, and 2005 reflect only those of OncoGenex Technologies prior to the Arrangement, and do not reflect the results of Sonus. The historical results presented are not necessarily indicative of future results.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands except share and per share amounts)
Statements of Operations Data:

Collaboration revenue	$25,539	—	—	—	—
Operating expenses	$28,121	$11,112	$7,675	$11,302	$4,666
Net loss	$5,476	$4,204	$8,536	$11,594	$4,929
Redeemable convertible preferred share accretion	$—	$1,973	$2,944	$2,604	$1,843
Loss attributable to common shareholders	$5,476	$6,177	$11,480	$14,198	$6,772
Basic and diluted loss per common share	$(0.95)	$(3.38)	$(96.63)	$(119.51)	$(58.71)

Shares used in calculation of net loss per share
Basic	5,766,850	1,829,276	118,801	118,801	115,350
Diluted	5,766,850	1,829,276	118,801	118,801	115,350

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,568	$12,419	$5,131	$8,012	$13,785
Total assets	$68,980	$14,790	$7,350	$9,395	$19,750
Current liabilities	$25,781	$2,884	$8,200	$2,532	$1,752
Series preferred shares	$—	$—	$37,373	$34,429	$31,825
Common shares	$73,804	$56,076	$399	$399	$399
Accumulated deficit	$(53,485)	$(48,009)	$(41,832)	$(30,352)	$(16,154)
Shareholders equity	22,959	10,707	(38,223)	(27,566)	(13,827)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference in this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:
•	our anticipated future capital requirements and the terms of any capital financing agreements;
•	progress and preliminary and future results of clinical trial conducted by us or our collaborators;
•	anticipated regulatory filings, requirements and future clinical trials conducted by us or our partners;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	uncertainties regarding our future operating results, and the risk that our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected or nil;
•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;
•	dependence on Teva’s ongoing commitment and ability to develop and commercialize OGX-011;
•	dependence on the development and commercialization of our product candidates, particularly on OGX-011;
•	the risk that previous clinical trial results may not be indicative of results in future studies;
•	the risk that results of research and preclinical studies may not be indicative of results in humans;
•	uncertainty relating to the timing and results of clinical trials;
•	uncertainties regarding the safety and effectiveness of our products and technologies;
•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;
•	acceptance of our products by the medical community;
•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;
•	our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;
•	our future dependence on Teva to market and promote OGX-011 and to provide us with accurate financial data;
•	general competitive conditions within the drug development and pharmaceutical industry and new development s or therapies that may not work in combination with our product candidates;
•	our dependence on key employees;

•	proper management of our operations will be critical to the success of the Company;
•	the potential for product liability issues and related litigation;
•	the potential for claims arising from the use of hazardous materials in our business;
•	the potential inability to successfully protect and enforce our intellectual property rights;
•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;
•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;
•	volatility in the value of our common stock; and
•	general economic conditions.
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
Arrangement Agreement
As discussed in the notes to the financial statements below, during 2008, we completed the Arrangement with OncoGenex Technologies and, in connection therewith, effected a one-for-eighteen reverse stock split. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-reverse stock split basis. For more information concerning the Arrangement, see the discussion of the Arrangement in note 5 to the financial statements included in this Annual Report on Form 10-K.
Overview of the Company and 2009 Developments
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address unmet needs in the treatment of cancer. We have five product candidates in our pipeline, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.

Our product candidates OGX-011, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins which we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which we believe will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds, which have been in-licensed from Bayer, that demonstrate activation of programmed cell death in pre-clinical models.
Product Candidate OGX-011
As discussed above, in December 2009, we announced our entry into the Collaboration Agreement with Teva, for the development and global commercialization of OGX-011 (and related compounds targeting clusterin with the exclusion of OGX-427 and OGX-225).
OncoGenex and Teva have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated. We have designed two of the phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in CRPC and, together with Teva, we are in the process of designing a third phase 3 clinical trial evaluating the clinical benefit of OGX-011 in NSCLC, as follows:
•	Evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC;
•	Evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC; and
•	Evaluating a survival benefit for OGX-011 in combination with first-line chemotherapy in at least 700 patients with NSCLC.
For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “License and Collaboration Agreements — Teva Pharmaceutical Industries Ltd.”, which is incorporated herein by reference.
During 2009, OGX-011 received Fast Track designations from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the SPA process. One trial design investigates overall survival as the primary endpoint for OGX-011 in combination with first-line chemotherapy, whereas the other trial design investigates pain palliation as the primary endpoint for OGX-011 in combination with second-line chemotherapy.
As discussed above, in February of 2010, OGX-011 received written, scientific advice from the EMA on the Company’s development plan for OGX-011 for the treatment of men with CRPC. The input received from the CHMP at the EMA was in overall agreement with OncoGenex’s development plan regarding the proposed preclinical studies and both the study designs and analyses for the phase III trials. The CHMP also agreed that the intended safety database would enable a sufficiently qualified risk-benefit assessment for market approval.
Final results of a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy were presented during an oral presentation at the ASCO 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, are described above under the heading “Summary of Final Results of OGX-011 Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer”, which is incorporated herein by reference.

Due to the final results of this randomized phase 2 trial, the phase 3 registration trial that Teva will initiate in 2010 will evaluate the overall survival benefit of OGX-011 in patients treated with first-line chemotherapy.
Durable pain palliation defined as pain palliation of 12 weeks or greater has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. In this trial, 46% of patients who were retreated with docetaxel as second-line treatment in combination with OGX-011 had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 study which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of our phase 2 trial, the phase 3 registration trial that OncoGenex will initiate in 2010 will evaluate the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy.
Product Candidate OGX-427
A phase 1 trial has evaluated 53 patients with a variety of cancers, with enrollment ongoing. OGX-427 was first evaluated as a single agent in a dose escalation manner up to 1000mg OGX-427. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 monotherapy. Subsequently, as defined by the protocol, an 800mg dose of OGX-427 in combination with docetaxel was evaluated, followed by a 1000mg OGX-427 plus docetaxel. OGX-427 is administered as three loading doses within the first nine days and then continued weekly, with three weeks defined as a treatment cycle, until disease progression or toxicity. In those groups receiving OGX-427 in combination with docetaxel, 75mg/M2 docetaxel was administered on day 1 of every 3-week cycle starting after completion of the OGX-427 loading doses.
Preliminary results of this phase 1 trial were presented during an oral presentation at the ASCO 2009 Annual Meeting. At that time, 41 patients were enrolled who had a diagnosis of breast, ovarian, prostate or non-small cell lung cancer and most had failed multiple prior chemotherapy treatments. A median of two cycles (range of one to eight cycles) was administered.
OGX-427 treatment was well tolerated as a monotherapy. No evidence of altered cardiac activity was observed. A majority of adverse events were mild and mainly occurred during the loading doses. Adverse events consisted of chills, itching and fatigue in over one-third of patients. There was a trend for increasing incidence of some mild adverse events with escalating OGX-427 doses. For example, 33% of patients at the 200mg dose compared to 67% of patients at the 1000mg dose had mild adverse events during the loading doses. The half-life of OGX-427 in the blood remained constant, although there appeared to be an increase in maximum blood levels and a corresponding decrease in blood clearance of OGX-427 as doses were escalated.
The combination of OGX-427 with docetaxel at both dose levels was also well tolerated. This data is subject to further analysis.
CTCs, an emerging metric to assess treatment effect, were evaluated at baseline before treatment and during OGX-427 treatment as a monotherapy. Both total and Hsp27-positive CTCs were evaluated. Declines of 50% or greater in both total and Hsp27-positive CTCs were observed in over one-half of the patients in each cohort and in each type of cancer. Declines in Hsp27 CTCs to 5 or less cells occurred in 27% of patients who had greater than 5 CTCs at baseline. Reduction in tumor markers defined as declines of prostate specific antigen, or PSA, levels in prostate cancer or CA-125 levels in ovarian cancer were also observed. A reduction in PSA level was observed in 7 of 20 patients (35%) with prostate cancer and a reduction in CA-125 levels was observed in 3 of 5 patients (60%) with ovarian cancer.

A second investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The study, which will enroll up to 36 patients with bladder cancer, is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored study is funded by the National Cancer Institute of Canada (“NCIC”).
In January 2010, we announced that an investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC has received grant funding. The randomized, controlled phase 2 study will enroll up to 72 patients and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post study treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. The trial is expected to start by mid 2010 following final analysis of phase 1 data and approval by Health Canada and the institutional review board. The funds were awarded by a third party granting agency to Dr. Kim Chi, a medical oncologist at the BC Cancer Agency, Research Scientist at the Vancouver Prostate Centre and the principal investigator of the OGX-427 phase 2 trial.
Product Candidates OGX-225, SN2310 and CSP-9222
SN2310 was evaluated in a phase 1 clinical trial to evaluate safety in patients with advanced cancer who have received on average three to five prior chemotherapy treatments. SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. The phase 1 clinical trial has been completed and the dose-limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population has been determined. We do not intend to initiate additional trials for SN2310 but rather will seek to out-license or sell this product candidate to a third party. OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.
Collaboration Revenue
We recorded $25.5 million of collaboration revenue in connection with our OGX-011 Collaboration Agreement with Teva in the year ended December 31, 2009. At December 31, 2009, $26.5 million of the upfront payment was included in the balance sheet line item Deferred Collaboration Revenue, which we are amortizing over a period of approximately 3 years based on the expected performance period of our deliverables under this agreement. Further, we are eligible to receive payments of up to $370 upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ended December 31, 2010. There were no revenues in 2008 or 2007. See note 4 in the Notes to Financial Statements for further details on our collaboration with Teva.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of costs for: milestone payments to third parties, clinical trials; materials and supplies; facilities; personnel, including salaries and benefits; regulatory activities; pre-clinical studies; licensing and intellectual property; and allocations of other research and development-related costs. External research and development expenses include fees paid to universities, hospitals and other entities that conduct certain research and development activities and that manufacture our product candidates for use in our clinical trials. We expect our research and development expenses to increase significantly in the future as we continue to develop our product candidates. Currently, OncoGenex manages its clinical trials through independent medical investigators at their sites and at hospitals.
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of OGX-011 which will include personnel costs for certain development activities. Teva will fund all other expenses under the Clinical Development Plan. A total of $3.5 million of costs incurred by the Company in 2009 were applied against the Company’s $30 million funding commitment, resulting in a remaining funding commitment of $26.5 million at December 31, 2009. We expect full time equivalent reimbursement of between $1.5 and $2.5 million per year from 2010 to 2012. We expect to incur the remaining costs associated with the Clinical Development Plan over the next three years.

A majority of the Company’s expenditures to date have been related to the development of OGX-011. Until July 2, 2008, OGX-011 was being co-developed with Isis and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex. In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to OGX-011, the Company accrued a payment of $10 million to Isis, which was included in R&D expenses in the period. The Company also accrued a payment of approximately $333,333 to UBC pursuant to the terms of their license agreement relating to OGX-011, which was also included in R&D expenses in the period.
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
We expect our research and development expenses to increase in 2010 as we further expand development of OGX-011, OGX-427 and our other programs. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of salaries and related costs for our personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and auditing services, insurance and facility costs. We believe that G&A resources are sufficient to carry on existing development activities. We anticipate that G&A expenses will increase significantly in the future as we continue to expand our operating activities.
Restructuring Activities
On August 21, 2008, immediately following the completion of the Arrangement, the Company reduced its workforce by approximately 49%. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation. During 2008, the Company made payments totalling $1,186,000 and the amount owing at December 31, 2008 was $137,000. All remaining severance liabilities relating to transaction-related workforce reductions were paid out during 2009, and the amount owing at December 31, 2009 was nil.
Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions will be recognized as adjustments to restructuring charges in future periods. During 2008, $362,000 was amortized into income, resulting in a remaining liability.

In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,547,000 in charges to research and development expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. These changes in estimate had a $0.69 impact on loss per common share for year ended December 31, 2009. The estimated carrying value of the liability remaining at December 31, 2009 with respect to excess facilities is $4,645,000.
Results of Operations
The consolidated financial statements reflect the Arrangement between Sonus and OncoGenex Technologies as a reverse acquisition, whereby OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. Accordingly, for the year ended December 31, 2008, the consolidated results of operations of the Company include only the results of operations of OncoGenex Technologies for the time period of January 1, 2008 through August 21, 2008 and the results of the combined company following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for the years ended December 31, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus. This treatment and presentation is in accordance with SFAS 141, “Business Combinations”. Proforma results are included in note 5 to the financial statements.
Years Ended December 31, 2009 and December 31, 2008
R&D expenses for the year ended December 31, 2009 increased to $24.2 million from $7.8 million for the year ended December 31, 2008, due mainly to higher OGX-011 and OGX-427 development costs, milestone payments owed to Isis and UBC resulting from the Collaboration Agreement with Teva, an increase in employee expenses and higher facility costs resulting from the Arrangement. Included in the year ended December 31, 2008 was a SRED claim of $0.6 million, which offset R&D expenses in the period. Since OncoGenex Technologies ceased to be a Canadian Controlled Private Company under Canadian tax laws as a result of the Arrangement, SRED claims can now only be applied against taxes payable. The SRED program is a Canadian federal tax incentive program that encourages Canadian businesses to conduct research and development in Canada.
G&A expenses for the year ended December 31, 2009 increased to $4.0 million from $3.3 million for the year ended December 31, 2008, due mainly to higher employee expenses and increased costs associated with operating as a public company.
Interest income for the year ended December 31, 2009 decreased to $47 thousand from $210 thousand for year ended December 31, 2008. Of the $210 thousand in interest for the 2008 period, $60 thousand related to interest received from the Canada Revenue Agency in relation to the Company’s 2006 Scientific Research and Development claim, while the 2009 amount includes only interest earned on cash and cash equivalents and marketable securities.
Other for the year ended December 31, 2009 decreased to $70 thousand in income from to $211 thousand in income for the year ended December 31, 2008, due to lower gains on sales of equipment.
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

G&A expenses for the year ended December 31, 2008 were $3.3 million compared to $3.5 million for the year ended December 31, 2007, which reflects a decrease of approximately $200 thousand due mainly to higher costs associated with employee expenses and increased costs associated with operating as a public company, offset by higher costs incurred as part of a planned initial public offering in 2007 by OncoGenex Technologies which was later abandoned.
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
Liquidity and Capital Resources
OncoGenex has incurred an accumulated deficit of $53.5 million through December 31, 2009, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the year ended December 31, 2009, we generated $25.5 million in collaboration revenue from the Teva Collaboration Agreement.
All of our operations to date have been funded through the sale of our debt and equity securities, and upfront payments received from Teva. As at December 31, 2009, OncoGenex had cash, cash equivalents, and short-term investments of $64.6 million in the aggregate as compared to cash, cash equivalents and short-term investments of $12.4 million as at December 31, 2008. As at December 31, 2009, OncoGenex does not have any borrowing or credit facilities available to it. Based upon our current expectations, we believe our capital resources at December 31, 2009 will be sufficient to fund our currently planned operations into 2012 and expect that both phase 3 prostate cancer trials will be fully accrued by this time. We may seek additional funding through, among other things, executing a partnership or collaboration agreement, or licensing or sale of certain of our product candidates, or through private or public offerings of our equity securities or debt financings. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements”.
Cash Flows
Cash Used in Operations
For the years ended December 31, 2009, net cash provided by operating activities was $34.9 million, compared to $12.3 million of net cash used in operation in 2008. This increase in cash provided by operating activities during 2009 was driven by the upfront cash payment from Teva, offset by increased R&D expenses associated with personnel and facilities assumed in the Arrangement, cash used to reduce liabilities assumed in the Arrangement and increased current assets associated with R&D activities.
For the year ended December 31, 2008, cash used in operations of $7.9 million was attributable primarily to our losses from operations, offset by an increase in investment tax credit recoverable of $1.0 million, and an increase in taxes payable under Part VI.1 of the Income Tax Act (“Part VI.1 tax”) of $1.0 million and the interest on its convertible debentures of $0.2 million.
Cash Provided by Financing Activities
For the years ended December 31, 2009 and 2008, net cash provided by financing activities was $17.3 million and $121 thousand respectively. Net cash provided by financing activities in the year ended December 31, 2009 was attributable to the net proceeds we received from the issuance of common shares through a registered direct offering, net proceeds we received from the issuance of common shares to Teva as part of the Share Purchase Agreement, and the proceeds from the issuance of common shares on stock option exercises. All net cash provided by financing activities in the year ended December 31, 2008 was the result of proceeds from the issuance of common shares on stock option exercises, offset by cash paid on the elimination of fractional shares following the one-for-eighteen reverse stock split. All net cash provided by financing activities in the year ended December 31, 2007 was due to the issuance of convertible debentures.

Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2009 and December 31, 2008 was $2.2 million and $15.1 million, respectively. Net cash provided by investing activities in the year ended December 31, 2009 was due to transactions involving marketable securities in the normal course of business. Net cash provided by investing activities in the year ended December 31, 2008 was due to the Arrangement with Sonus and transactions involving marketable securities in the normal course of business.
Net cash provided by investing activities for the years ended December 31, 2007 of $6.3 million was due primarily to maturities of investments.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into 2012, including:
•	completing patient accrual in a phase 3 clinical trial evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC which we expect to initiate in the second quarter of 2010;
•	completing patient accrual in a phase 3 clinical trial evaluating a survival benefit for OGX-011 in combination with docetaxel as first-line chemotherapy in approximately 800 men with CRPC which we expect to initiate in the third quarter of 2010;
•	completing follow-up monitoring visits related to our completed phase 2 clinical trials of OGX-011;
•	completing follow-up monitoring visits related to the phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;
•	continuing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;
•	initiating an investigator-sponsored phase 3 clinical trial evaluating OGX-427 treatment in patients with prostate cancer; and
•	meeting working capital needs, capital expenditures and general corporate purposes.
As of December 31, 2009 we have a remaining commitment to fund $26.5 million towards the three phase 3 trials of OGX-011, while Teva is required to fund all additional expenses under the clinical development plan. The final results from the phase 3 trials may be released at a date beyond our current available cash runway. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If and when needed to extend our cash availability or to conduct any such currently unplanned development activities, we would seek any such necessary funding through the licensing or sale of certain of our product candidates, executing a partnership or collaboration agreement, or through private or public offerings of our equity securities or debt financings.
Our future capital requirements will depend on many factors including:
•	maintaining Teva relationship and Teva’s ongoing level of focus and efforts to develop OGX-011;
•	our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity securities or debt financings;
•	timing and costs of clinical trials, preclinical development and regulatory approvals;
•	timing and cost of drug discovery and research and development;
•	entering into new collaborative or product license agreements for products in our pipeline; and
•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Bothell office operating lease (1)	$17,743,000	$1,995,000	$4,172,000	$4,426,000	$7,150,000
Vancouver office operating lease (2)	$226,000	$181,000	$45,000	—	—
Bayer license maintenance fees (3)	$875,000	$125,000	$325,000	$425,000	—
UBC license maintenance fees (4)	$38,200	$7,600	$15,300	$15,300	—
Leased equipment	$67,300	$41,800	$20,200	5,300	—

Total	$18,949,500	$2,350,400	$4,577,500	$4,871,600	$7,150,000

(1)	This operating lease, which commenced in 2007, is for a term of ten years and contains a provision for two additional five-year renewals.

(2)	This operating lease expires in 2011.

(3)	Under the terms of our agreement with Bayer, OncoGenex will make annual payments to Bayer on June 27 of each year (“Anniversary Payments”), with an initial payment of $100,000 in 2008. The payments will increase annually by $25,000 until the initiation of the first phase 3 clinical trial related relating to CSP-9222, at which point the Anniversary Payments reset to $100,000 and increase by $25,000, until such time as the Company achieves either the first NDA filing in the United States or the European Union related to CSP-9222. For the purposes of this table we assume no reset in pricing resulting from initiation of phase 3 trials. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.

(4)	The Company is obligated to pay an annual license maintenance fee of CAD $8,000 to UBC, which has been translated based on the December 31, 2009 exchange rate of US$1.00 = CAD$1.224, and rounded to the nearest $100.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at December 31, 2009.
Inflation
We not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
Teva Pharmaceutical Industries Ltd.
Under the Collaboration Agreement, the Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. $3.5 million of these costs were incurred by OncoGenex during 2009, resulting in a remaining funding responsibility of $26.5 million which has been recorded on the Company’s balance sheet as Deferred Collaboration Revenue. Teva will fund all other expenses under the Clinical Development Plan.
In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to the Company’s co-promotion option, except for start-up costs in advance of commercialization.

Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the UBC and Isis, the Company is obligated to pay royalties on future product sales and milestone payments of up to $10.1 million upon the achievement of specified product development milestones related to OGX-427 and OGX-225.
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%.
We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We anticipate paying Isis $750,000 in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2010.
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
Under the Second Isis Amendment, the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Company’s agreement with Isis. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company.
Bayer HealthCare LLC
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in preclinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make Anniversary Payments, with an initial payment of $100,000. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.

Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2010	$181
2011	45

Total	$226
In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000 which is expected to be issued during 2010. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $4,645,000 as at December 31, 2009.
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2010	$1,995
2011	2,055
2012	2,117
2013	2,180
2014	2,245
remainder	7,150

Total	$17,742
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2009, 2008, and 2007 was $2,408,000, $801,000, and $220,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2009.
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

Material Changes in Financial Condition

(in thousands)	December 31, 2009	December 31, 2008
Total Assets	$68,980	$14,790
Total Liabilities	$46,021	$4,083
Total Equity	$22,959	$10,707
The increase in assets from December 31, 2008 primarily relates to increase in cash, cash equivalents and marketable securities following the Collaboration Agreement with Teva. The increase in liabilities from December 31, 2008 relates to deferred collaboration revenue and milestone payments owing to Isis and UBC resulting from our Collaboration Agreement with Teva. The increase in equity relates predominantly to the issuance of shares through private placements of our common stock and shares sold to Teva.
Critical Accounting Policies and Estimates
Significant Accounting Policies
Revenue Recognition
Revenue recognized to date is attributable solely to the upfront payment the Company received in the fourth quarter of 2009 pursuant to its Collaboration Agreement with Teva. For a description of the Collaboration Agreement, see note 4 in the Notes to Financial Statements for further details on our collaboration with Teva.
The Collaboration Agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”). The Company evaluated the facts and circumstances of the Collaboration Agreement to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under the Collaboration Agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which the Company would perform those deliverables began in the fourth quarter of 2009 and will be completed in 2013. Because the Company was able to establish vendor specific objective evidence (“VSOE”) of the fair value of the maintenance, regulatory, and clinical services, the Company concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.
The Company will recognize $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue over the estimated performance period, using the proportional performance model. Estimation of the performance period of the Company’s deliverables required the use of management’s judgement. Significant factors considered in management’s evaluation of the estimated performance period include, but are not limited to its experience, along with Teva’s experience, in conducting clinical development activities. The Company will review the estimated duration of its performance period on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period may materially impact the timing of the future revenue recognized under the Collaboration Agreement.
Because management is not able to reliably estimate the fair value of the technology license, it used the residual value approach to determine the amount of revenue to recognize. Based on this approach, the Company recognized $22 million in 2009 relating to this element.

Under the Collaboration Agreement, the Company is entitled to receive up to $370 million upon the achievement of developmental and commercial milestones. Management evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones. This conclusion was based primarily on the facts that each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, and that achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company. Management concluded that each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, that achievement of the milestone entails risk and was not reasonably assured at inception of the Collaboration Agreement, that substantial effort is required to complete each milestone, that the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, that a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and that the milestone payments, once received, relate solely to past performance. Based on the foregoing, the Company will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.
Under the Collaboration Agreement, the Company is also entitled to receive royalties on sales of OGX-011 ranging from the mid-teens to the mid-twenties. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605, Revenue Recognition. Based on those criteria, the Company considers these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.
Under the Collaboration Agreement, the Company and Teva share certain OGX-011-related development costs. The Company will be required to spend $30 million in direct and indirect development costs such as full-time equivalent (“FTE”) reimbursement for time incurred by OncoGenex personnel for the benefit of the OGX-011 development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses. Teva will fund all other expenses under the Clinical Development Plan (“Clinical Development Plan”). Once the Company has fulfilled its requirement to spend $30 million in direct and indirect development costs, including FTEs, Teva will, on a quarterly basis, reimburse all development expenses incurred in accordance with the Clinical Development Plan. The Company’s policy is to account for these reimbursements as Collaboration Revenue.
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
Research and Development Costs
Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Other Assets.
Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. The Company uses an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient Enrollment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the ASC 718, “Stock Compensation”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period. Short-Term Investments
Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. The Company considers its short-term investments as available-for-sale and they are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Realized gains and losses on the sale of these securities are recognized in net loss. The cost of investments sold is based on the specific identification method.
Fair value of financial instruments
The fair value of the Company’s cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. Other financial instruments including amounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.
Recent accounting pronouncements
There were no recent accounting pronouncements which the Company expects would have any impact on the consolidated financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at December 31, 2009, the decline in the fair value of our investment portfolio would not be material.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
OncoGenex Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

Vancouver, Canada, March 8, 2010	/s/ ERNST & YOUNG LLP

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
OncoGenex Pharmaceuticals, Inc.
We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

Vancouver, Canada March 8, 2010	/s/ ERNST & YOUNG LLP

OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

	December 31,	December 31,
	2009	2008
	$	$

ASSETS
Current
Cash and cash equivalents	62,051	7,618
Short-term investments [note 6]	2,517	4,801
Amounts receivable [note 4]	3,109	153
Investment tax credit recoverable	—	1,090
Prepaid expenses	722	587

Total current assets	68,399	14,249
Property and equipment, net [note 7]	72	44
Other assets	509	497

Total assets	68,980	14,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	14,453	2,252
Deferred Collaboration Revenue	10,000	—
Current portion of long-term obligations [note 8]	1,328	632

Total current liabilities	25,781	2,884
Deferred Collaboration Revenue, net of current	16,528	—
Long-term obligation, less current portion [note 8]	3,712	1,199

Total liabilities	46,021	4,083
Commitments and contingencies [note 13]
Shareholders’ equity:
Common shares:
$0.001 par value 11,019,930 shares authorized and 6,324,033 issued and outstanding at December 31, 2009	6	6
Additional paid-in capital	73,798	56,070
Accumulated deficit	(53,485)	(48,009)
Accumulated other comprehensive income	2,640	2,640

Total shareholders’ equity	22,959	10,707

Total liabilities and shareholders’ equity	68,980	14,790
Subsequent events [note 16]

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Loss
(In thousands of U.S. dollars, except share and per share amounts)

	Years Ended
	December 31,
	2009	2008	2007
	$	$	$
COLLABORATION REVENUE	25,539	—	—

EXPENSES
Research and development	24,160	7,819	4,135

General and administrative	3,961	3,293	3,540

Total expenses	28,121	11,112	7,675

OTHER INCOME (EXPENSE)
Interest income	47	210	177
Other	70	211	(325)

Total other income (expense)	117	421	(148)

Loss for the period before taxes and extraordinary gain	(2,465)	(10,691)	(7,823)
Income tax expense (recovery) [note 10]	3,011	(2,059)	713

Loss before extraordinary gain	(5,476)	(8,632)	(8,536)
Extraordinary gain [note 5]	—	4,428	—

Net loss	(5,476)	(4,204)	(8,536)
Redeemable convertible preferred share accretion	—	1,973	2,944

Loss attributable to common shareholders	(5,476)	(6,177)	(11,480)

Basic and diluted loss per common share [note 11[h]]	(.95)	(3.38)	(96.63)

Weighted average number of common shares [note 11[h]]	5,766,850	1,829,276	118,801

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands of U.S. dollars, except share amounts)

			Accumulated			Total
			Other			Shareholders’
	Common		Comprehensive	Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Income (Loss)	deficit	(Deficiency)
	(in thousands of U.S. dollars, except share amounts)
Balance, December 31, 2006	118,801	703	2,083		(30,352)	(27,566)

Stock-based compensation expense		263				263
Cumulative translation adjustment from application of US dollar reporting			557	557		557
Reclassification of unrealized loss on marketable securities			2	2		2
Unrealized gain on marketable securities			1	1		1
Redeemable convertible preferred share accretion					(2,944)	(2,944)
Loss for the year				(8,536)	(8,536)	(8,536)

Comprehensive loss for the year				(7,976)

Balance, December 31, 2007	118,801	966	2,643		(41,832)	(38,223)

Stock-based compensation expense		174				174
Shares held by Sonus shareholders	2,059,898	10,456				10,456
Shares issued in exchange for convertible debentures	1,036,586	5,012				5,012
Shares issued in exchange for preferred shares	905,131	39,345				39,345
Escrow shares released on achievement of milestones	1,388,875
Stock option exercises	34,601	122				122
Issuance of common stock under employee benefit plans	222	1				1
Cumulative translation adjustment from application of US dollar reporting			(3)	(3)		(3)
Redeemable convertible preferred share accretion					(1,973)	(1,973)
Loss for the period				(4,204)	(4,204)	(4,204)

Comprehensive loss for the period				(4,207)

Balance, December 31, 2008	5,544,114	56,076	2,640		(48,009)	10,707

Stock-based compensation expense		380				380
Shares issued in July 2009 financing	475,000	9,304				9,304
Shares issued in Teva share purchase agreement	267,531	7,903				7,903
Stock option exercises	37,388	141				141
Loss for the period				(5,476)	(5,476)	(5,476)

Comprehensive loss for the period				(5,476)
Balance, December 31, 2009	6,324,033	73,804	2,640		(53,485)	22,959

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Years ended
	December 31,
	2009	2008	2007
	$	$	$
OPERATING ACTIVITIES
Loss for the period	5,476	4,204	8,536

Add items not involving cash
Extraordinary gain	—	(4,428)	—
Depreciation and amortization	50	89	83
Stock-based compensation [note 11[c]]	380	174	263
Accrued interest on convertible debenture [note 11]	—	313	193
Changes in non-cash working capital items
Amounts receivable	(2,955)	204	181
Investment tax credit recoverable	1,090	646	(993)
Prepaid expenses	(136)	—	(68)
Other assets	(12)	(117)	(1)
Accounts payable and accrued liabilities	12,200	(2,244)	(2)
Lease obligation	3,210	(253)	—
Deferred collaboration revenue	26,527	—	—
Taxes payable on preferred shares	—	(2,487)	1,001

Cash provided by (used in) operating activities	34,878	(12,307)	(7,879)

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	—	(3)	—
Proceeds from issuance of common stock under stock option and employee purchase plans	141	124	—
Issuance of common shares, net of share issue costs	17,206	—	—
Issuance of convertible debentures net of issue costs	—	—	4,442

Cash provided by financing activities	17,347	121	4,442

INVESTING ACTIVITIES
Purchase of investments	(4,036)	(4,843)	(6,763)
Proceeds from sale of investments	6,280	15,276	13,058
Purchase of property and equipment	(15)	(3)	(17)
Cash received on reverse takeover of Sonus	—	5,464	—
Transaction fees on reverse takeover of Sonus	—	(807)	—

Cash provided by investing activities	2,229	15,087	6,278

Effect of exchange rate changes on cash	(21)	90	(68)
Increase in cash and cash equivalents during the period	54,433	2,992	2,773
Cash and cash equivalents, beginning of the period	7,618	4,626	1,853

Cash and cash equivalents, end of the period	62,051	7,618	4,626

Supplemental cash flow information
Property and equipment acquired under lease obligation	65	—	—
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
OncoGenex Pharmaceuticals, Inc. (the “Company” or “OncoGenex”) is committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. The Company was incorporated in the state of Delaware and, together with its subsidiaries, has a facility in Bothell, Washington for administrative, clinical and regulatory operations and an office in Vancouver, British Columbia (Canada) for administrative, pre-clinical and manufacturing-related operations.
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
During the year ended December 31, 2009, the Company exited the development stage. Previously from its inception, the Company was a development stage company in accordance with Accounting Standards Codification (“ASC”) 915, Accounting and Reporting by Development Stage Enterprises.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of OncoGenex have been included. The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and our wholly owned subsidiaries, OncoGenex Technologies and OncoGenex, Inc. OncoGenex, Inc. ceased operations in 2009 and was subsequently dissolved. All intercompany balances and transactions have been eliminated.
Liquidity
The Company has historically experienced recurring losses from operations that have generated an accumulated deficit of $53.5 million through December 31, 2009. At December 31, 2009, the Company had cash, cash equivalents and short-term investments of $64.6 million, and working capital of $42.6 million.
Based on the current forecasted cash needs for the Company, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund expected operations into 2012.
2. ACCOUNTING POLICIES
Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates. Estimates and assumptions principally relate to the performance period of the Company’s deliverables under its Collaboration Agreement with Teva Pharmaceutical Industries Ltd. (“Teva”), estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, the resolution of uncertain tax positions and estimates of the fair value of our excess lease facility liability.

Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents, which the Company considers as available for sale and are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity.
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
Fair value of financial instruments
The fair value of the Company’s cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. Other financial instruments including amounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.
Intellectual Property
The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where it has identified an alternative future use. No costs associated with acquiring intellectual property rights have been capitalized to date. Legal and other costs of prosecuting and maintaining intellectual property rights are expensed as incurred.
Revenue Recognition
Revenue recognized to date is attributable solely to the upfront payment the Company received in the fourth quarter of 2009 pursuant to its Collaboration Agreement with Teva. For a description of the Collaboration Agreement, see Note 4.
The Collaboration Agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”). The Company evaluated the facts and circumstances of the Collaboration Agreement to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under the Collaboration Agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which the Company would perform those deliverables began in the fourth quarter of 2009 and will be completed in 2013. Because the Company was able to establish vendor specific objective evidence (“VSOE”) of the fair value of the maintenance, regulatory, and clinical services, the Company concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

The Company will recognize $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue over the estimated performance period, using the proportional performance model. Estimation of the performance period of the Company’s deliverables required the use of management’s judgement. Significant factors considered in management’s evaluation of the estimated performance period include, but are not limited to its experience, along with Teva’s experience, in conducting clinical development activities. The Company will review the estimated duration of its performance period on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period may materially impact the timing of the future revenue recognized under the Collaboration Agreement.
Because management is not able to reliably estimate the fair value of the technology license, it used the residual value approach to determine the amount of revenue to recognize. Based on this approach, the Company recognized $22 million in 2009 relating to this element.
Under the Collaboration Agreement, the Company is entitled to receive up to $370 million upon the achievement of developmental and commercial milestones. Management evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones. This conclusion was based primarily on the facts that each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, and that achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company. Management concluded that each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, that achievement of the milestone entails risk and was not reasonably assured at inception of the Collaboration Agreement, that substantial effort is required to complete each milestone, that the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, that a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and that the milestone payments, once received, relate solely to past performance. Based on the foregoing, the Company will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.
Under the Collaboration Agreement, the Company is also entitled to receive royalties on sales of OGX-011 ranging from the mid-teens to the mid-twenties. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605, Revenue Recognition. Based on those criteria, the Company considers these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.
Under the Collaboration Agreement, the Company and Teva share certain OGX-011-related development costs. The Company will be required to spend $30 million in direct and indirect development costs such as full-time equivalent (“FTE”) reimbursement for time incurred by OncoGenex personnel for the benefit of the OGX-011 development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses. Teva will fund all other expenses under the Clinical Development Plan (“Clinical Development Plan”). Once the Company has fulfilled its requirement to spend $30 million in direct and indirect development costs, including FTEs, Teva will, on a quarterly basis, reimburse all development expenses incurred in accordance with the Clinical Development Plan. The Company’s policy is to account for these reimbursements as Collaboration Revenue.
Property and Equipment
Property and equipment assets are recorded at cost less accumulated amortization. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Amortization is provided on a straight-line basis over the following periods:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Over the term of the lease

Reporting Currency and Foreign Currency Translation
Effective August 21, 2008, the Company changed its functional currency from the Canadian dollar to the U.S. dollar. The Company’s primary economic environment changed from Canada to the United States following the acquisition of Sonus (note 5). This resulted in significant changes in economic facts and circumstances that indicated that the functional currency had changed. The Company accounted for the change in functional currency prospectively.
The consolidated financial statements of the Company for the year ended December 31, 2007 and for the period of January 1, 2008 to August 20, 2008, which is based on the Canadian functional currency, has been translated into the U.S. reporting currency using the current rate method as required by ASC 830, “Foreign Currency Matters”, (“ASC 830”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; shareholders’ equity using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income.
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
Scientific Research and Development Tax Credits
The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The refundable tax credit reduces the carrying cost of expenditures for research and development expenses to which it relates. The non-refundable tax credit reduces the tax provision. Following the completion of the Arrangement (note 5) all qualifying expenditures are eligible for non-refundable tax credits only.
Research and Development Costs
Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Other Assets.
Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. The Company uses an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient Enrollment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the ASC 718, “Stock Compensation”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period.

Segment Information
The Company follows the requirements of ASC 280, “Segment Reporting.” The Company has one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments from the application of U.S. dollar reporting until August 21, 2008 and unrealized gains and losses on the Company’s available-for-sale marketable securities. The Company has reported the components of comprehensive loss in the statement of shareholders’ equity.
Loss per Common Share
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
Recently Adopted Accounting Policies
In November 2007, the FASB issued ASC 808, “Collaborative Arrangements”. ASC 808 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.
Further, ASC 808 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship. ASC 808 is effective for fiscal years beginning after December 15, 2008. The Company implemented ASC 808 for the first time for the Teva Collaboration Agreement.
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
In April 2009, the FASB issued amendments to ASC 825-10, “Financial Instruments”, which require fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance these amendments to ASC 825-10, the fair values of those assets and liabilities were disclosed only once each year. With the issuance the amendments to ASC 825-10, are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. The amendments to ASC 825-10 become effective for interim reporting periods that end after June 15, 2009, and were adopted in our second quarter of 2009. The adoption of the amendments to ASC 825-10 has not had a material impact on the consolidated financial position, results of operations or cash flows.

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
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”. ASC 105 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105 and the Codification does not change GAAP. ASC 105 became effective for the Company in the period ending December 31, 2009. The adoption of ASC 105 has not had a material impact on our disclosure to the financial statements.
In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available we may now estimate the proportion of the selling price attributable to each deliverable. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. The Company does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
Recent Accounting Pronouncements
There were no recent accounting pronouncements which the Company expects would have any impact on the consolidated financial position, results of operations or cash flows.
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
The Company invests its excess cash in accordance with investment guidelines, which limit the credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. The guidelines also specify that the financial instruments are issued by institutions with strong credit ratings. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2009 the average days to maturity of the Company’s portfolio of cash equivalents and marketable securities was 54 days. The Company does not use derivative instruments to hedge against any of these financial risks.
4. COLLABORATION AGREEMENT
On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies Inc., entered into a Collaboration Agreement with Teva for the development and global commercialization of OGX-011 (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe associated with cancer treatment resistance. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. $3 million of the upfront payments was paid to us subsequent to year end and is included in Amounts Receivable as of December 31, 2009. The Company may be required to remit withholdings taxes to the Israeli Tax Authority of up to $3 million. As a result, we have a recorded an Income Tax Expense of $3 million, which is also included within Accounts Payable and Accrued Liabilities as at December 31, 2009.
On the same date, the Company and Teva also entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Teva made an additional $10 million equity investment in the Company at a 20% premium to a thirty-day average closing price, resulting in 267,531 shares purchased at a price of $37.38 per Share. The 20% share premium is included as consideration for the OGX-011 license and has been included in collaboration revenue.
In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to OGX-011, the Company will pay Isis $10 million which has been recorded as research and development expense. The Company will also pay approximately $333,333 to the University of British Columbia (“UBC”) pursuant to the terms of their license agreement relating to OGX-011, which has been recorded as research and development expense. Pursuant to the terms of the third-party agreements, the Company anticipates that it would be required to pay third-parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of third-party agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third-parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third-parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed.
Teva will receive the exclusive worldwide right and license to develop and commercialize products containing OGX-011 and related compounds. The Company has an option to co-promote any Licensed Product in the United States and Canada.

Teva is responsible for all costs relating to product commercialization including costs incurred in relation to the Company’s co-promotion option, except for start-up costs in advance of commercialization.
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of the Licensed Product for second-line castrate resistant prostate cancer, expected to initiate in the second quarter of 2010 subject to institutional review board approval and patient screening. The Company will have primary responsibility for the oversight of this trial;
•	a phase 3 clinical trial of the Licensed Product for first-line castrate resistant prostate cancer, expected to initiate in the third quarter of 2010; and
•	a phase 3 clinical trial of the Licensed Product for first-line NSCLC, expected to initiate by early 2011.
Teva will be responsible for conducting any other studies and development work necessary to obtain required regulatory approvals. The Company may assume some of these activities if assigned by the Joint Steering Committee. Teva will be responsible for all such costs. The Joint Steering Committee will oversee the development and regulatory approval of any Licensed Product. The Company may terminate its participation in the Joint Steering Committee at any time.
Funding responsibilities for the Clinical Development Plan will be allocated as follows:
•	the Company will be required to spend $30 million in direct and indirect development costs, and
•	Teva will fund all other expenses under the Clinical Development Plan.
The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). Commencing after the completion of all three phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in the Company’s patent rights related to OGX-011 or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement in its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration for any reasons other than an adverse change in OGX-011 patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for Company Development Expenses. Either party may terminate the Collaboration Agreement for an uncured material breach by the other party or upon the bankruptcy of either party. If the Collaboration Agreement is terminated by the Company for other than an uncured material breach by Teva, the Company will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) depend if termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.
In the event of a change of control of the Company, within 90 days of the change of control, Teva may terminate the joint steering committee in its sole discretion, terminate the co-promotion option in its sole discretion if not then exercised by the Company or if exercised but not yet executed by the Company, or terminate the co-promotion option if in its commercially reasonable opinion co-promotion with the Company’s successor would be materially detrimental to Teva’s interests.

Amendment to Isis and UBC License Agreements
To facilitate the execution and performance of the Collaboration Agreement, the Company and Isis agreed to amend the Isis License Agreement and the Company and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.
The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million.
5. REVERSE TAKEOVER
The consolidated financial statements account for the Arrangement between Sonus and OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies, as a reverse takeover wherein OncoGenex Technologies is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company include the results of operations of the combined company for year ended December 31, 2009. The consolidated results of operations of the Company include the results of operations of OncoGenex Technologies for the full year ended December 31, 2008 and the results of OncoGenex Pharmaceuticals, Inc. following the completion of the Arrangement on August 21, 2008. The consolidated results of operations for year ended December 31, 2007 include only the consolidated results of operations of OncoGenex Technologies and do not include historical results of Sonus.
On August 12, 2008, OncoGenex Technologies’ shareholders approved the Arrangement described above and on August 19, 2008, Sonus shareholders approved the Arrangement, an one-for-eighteen reverse stock split of its common stock, and a reduction of Sonus’ authorized capital from 75,000,000 common shares to 11,019,930 common shares. The reverse stock split occurred immediately prior to the closing of the Arrangement. Resulting fractional shares were eliminated. All information in the financial statements and the notes thereto relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.
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

For the year ended
December 31,
(in thousands except shareholder and per share amounts)	2008
Revenue	—
Net loss applicable to common shareholders	$(28,102)
Net loss per share — basic and diluted	$(15.36)
Weighted average shares	1,829,276
6. FAIR VALUE MEASUREMENTS
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
ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad level listed below:
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
Financial Instruments
Cash
Significant amounts of cash are held on deposit with a large well established Canadian financial institution.
U.S. Government and Agency Securities
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3		2009
Marketable Securities
Money market securities	$5,941	$—		$—	$5,941
U.S. treasury securities	6,033	—		—	6,033
Other government debt securities	401	1,103		—	1,504
Corporate bonds and commercial paper	—	3,500		—	3,500

	$12,375	$4,603	$		$16,978

(in thousands)	Level 1	Level 2	Level 3		2008
Marketable Securities
Money market securities	$4,667	$—		$—	$4,667
Corporate bonds and commercial paper	—	5,594		—	5,594
Other government debt securities	—	1,009		—	1,009

	$4,667	$6,603	$		$11,270

Marketable securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
2009
Money market securities	$5,941	$—	$—	$5,941
U.S. treasury securities	6,033	1	(2)	6,032
Other government debt securities	1,504	1		1,505
Corporate bonds and commercial paper	3,500	—	—	3,500

	$16,978	$2	$(2)	$16,978

2008
Money market securities	$4,667	$—	$—	$4,667
Corporate bonds and commercial paper	5,599	2	(7)	5,594
Other government debt securities	1,007	2	—	1,009

	$11,273	$4	$(7)	$11,270
At December 31, 2009 $5,941,000 of money market securities, $5,019,000 of Government debt securities and $3,500,000 of Commercial paper in the above tables are included in cash equivalents as the securities have maturities of 90 days or less at the time of purchase. At December 31, 2008 $4,667,000 of money market securities, $1,802,000 of Corporate bonds in the above tables are included in cash equivalents as the securities have maturities of 90 days or less at the time of purchase. The remaining securities all mature within one year of the balance sheet date and are included in short-term investments.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the periods ended December 31, 2009 or December 31, 2008, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at December 31, 2009. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of December 31, 2009 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at December 31, 2009 given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.
7. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
(In thousands)	Cost	Amortization	Value
	$	$	$
December 31, 2009
Computer equipment	276	271	5
Furniture and fixtures	113	90	23
Leasehold improvements	42	42	—
Equipment under capital lease	66	22	44

	497	425	72
December 31, 2008
Computer equipment	268	248	20
Furniture and fixtures	94	70	23
Leasehold improvements	38	38	—

	400	356	44

8. SEVERANCE CHARGES AND OTHER RESTRUCTURING ACTIVITIES
On August 21, 2008, immediately following the completion of the Arrangement (Note 5), the Company reduced its workforce by approximately 49%. Severance payable at the date of the restructuring in connection with former employees of Sonus was $1,322,000 and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 5). During 2008 the Company made payments totalling $1,186,000 and the amount owing at December 31, 2008 was $137,000. All remaining severance liabilities relating to transaction-related workforce reductions were paid out during 2009, and the amount owing at December 31, 2009 was nil.
Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation (Note 5). The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions will be recognized as adjustments to restructuring charges in future periods. During 2008, $362,000 was amortized into income, resulting in a remaining liability at December 31, 2008 of $1,722,000.
In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,457,000 in charges to research and development expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. These changes in estimate had a $0.69 impact on loss per common share for year ended December 31, 2009. The estimated carrying value of the liability remaining at December 31, 2009 with respect to excess facilities is $4,645,000.

	Remaining				Remaining
	Liability at		Amortization	Additional	Liability at
	December 31,	Payments	of excess	Liability	December 31,
(in thousands)	2008	made	lease facility	Recorded	2009
Employee severance	$137	$137			0
Current portion of excess lease facility	$632		(884)	$1,549	$1,297
Long-term portion of excess lease facility	$1,090		(144)	$2,402	$3,348
9. OTHER ASSETS
Other assets include deposits paid for office space in accordance with the terms of the operating lease agreements.
10. INCOME TAX
[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense, using a statutory tax rate of 34% for the years ended December 31, 2009 and December 31, 2008, and 34.12% for the year ended December 31, 2007 is as follows. 2007 balances have been derived from the audited financial statements of OncoGenex Technologies Inc., a Canadian corporation (“OncoGenex Technologies”), which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2009, 2008, and 2007 of 30%, 31%, and 34.12%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of the Company, which is a Delaware incorporated company subject to US Federal Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2009, 2008, and 2007 the future Canadian enacted rates we used were 25%, 26%, and 27%, respectively, while for the US the future enacted rate we used was 34% for all three periods presented.

(In thousands)	2009	2008	2007
Income taxes at statutory rates	(838)	(3,635)	(2,669)
Expenses not deducted for tax purposes(1)	151	3,991	389
Effect of tax rate changes on deferred tax assets and liabilities	—	—	—
Effect of foreign tax (Canadian) rate changes on deferred tax assets and liabilities	(130)	974	1,721
Reduction in benefit of operating losses	542	339	—
Reduction in the benefit of other tax attributes	367	—	—
Impact of Withholding Tax	3,000	—	—
Foreign exchange effect on valuation allowance	(1,437)	2,244	(1,643)
Investment tax credits	(180)	(180)	—
Research and development tax credits	(32)	—	(96)
Change in valuation allowance	1,628	1,643	2,685
Reversal of tax effect of income of Sonus prior to the Arrangement (2)	—	(5,310)	—
Canadian Part VI.1 tax on redeemable convertible preferred shares (3)	—	(2,125)	676
Part VI.I tax deduction	—	—	(519)
Book to tax return adjustments	(60)	—	—
Other	—	—	169

Income tax expense	3,011	(2,059)	713

(1)	The increase in 2008 from 2007 was primarily attributable to amounts recognized in connection with the reverse takeover by OncoGenex Technologies Inc. of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) (“Sonus”) during 2008 (the “Arrangement”), including facility-related charges and the conversion of redeemable convertible preferred shares into equity following the Arrangement.

(2)	This line item represents the adjustment required to the 2008 tax provision for amounts associated with Sonus during the portion of the year prior to the Arrangement. The amount of $5,310 represents the pre-arrangement loss of Sonus of $15,617 multiplied by the US Federal Statutory tax rate of 34%. Offsetting the $5,310 was $5,310 included in line item “Change in valuation allowance”.

(3)	Canadian Part VI.1 tax on redeemable convertible preferred shares was accrued during each year such shares were outstanding. This tax would have been payable upon retraction of redeemable convertible preferred shares. These shares would have been retractable at any time after August 10. 2010. In 2008, subsequent to the completion of the Arrangement, all convertible redeemable preferred shares were converted into equity and as a result the associated aggregate tax liability was reversed.
[b] At December 31, 2009, the Company has investment tax credits of $509,000 (2008—$268,000) available to reduce future Canadian income taxes otherwise payable. The Company also has non-capital loss carry forwards for financial statement purposes of $21,057,000 (2008—$25,623,000) available to offset future taxable income in Canada and federal net operating loss carryforwards of $127,424,000 (2008- 124,298,000) to offset future taxable income in the United States.
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

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

		Non-capital
		and Net
	Investment	Operating
	Tax Credits	Losses
	$	$
2010	—	5,702
2011	—	47
2012	—	44
2013	—	10,795
2014	—	1,624
2015	—	—
2016	—	—
2017	—	—
2018	7	—
2019	64	32
2020	—	2,745
2021	2	400
2022	2	11,766
2023	1	10,785
2024	—	16,814
2025	232	9,101
2026	67	31,713
2027	—	27,440
2028	23	14,938
2029	111	4,535

	509	148,481
In addition, the Company has unclaimed tax deductions of approximately $8,484,000 related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The Company also has research and development tax credits of $1,682,000 available to reduce future taxes payable in the United States. The research and development tax credits expire between 2010 and 2029.
[c] Significant components of the Company’s deferred tax assets as of December 31 are shown below (in thousands):

	2009	2008
	$	$
Deferred tax assets:
Tax basis in excess of book value of assets	1,202	692
Non-capital loss carryforwards	48,588	48,923
Research and development deductions and credits	4,210	3,777
Part VI.1 tax deduction	—	—
Share issue costs	119	144
Stock options	1,689	1,560
Capital loss carryforward	51	268
Deferred rent	1,697	494
Foreign tax credit	3,273	—
Other	27	—

Total deferred tax assets	60,856	55,858
Valuation allowance	(60,856)	(55,858)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2009 and 2008. The change in valuation allowance is due to a decrease in deferred tax assets from OncoGenex Technologies Inc. and the addition of deferred tax assets from OncoGenex Pharmaceuticals, Inc.
[d] Under FIN 48, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.
A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2009 is as follows:

(in thousands)	$
Balance as of December 31, 2007	614
Additions based on the reverse takeover of Sonus	1,355
Additions based on tax positions related to the current year	342
Deductions based on tax positions related to the current year	(355)

Balance as of December 31, 2008	1,956
Additions based on tax positions related to the current year	143
Deductions based on tax positions related to the current year	(90)

Balance as of December 31, 2009	2,009
As of December 31, 2009, unrecognized benefits of approximately $2,009,000, if recognized, would affect the Company’s effective tax rate.
The Company’s accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2009 and December 31, 2008 the Company had no accrued interest and penalties related to income taxes.
The Company is subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2003 to 2009
US	2003 to 2009
11. COMMON STOCK
[a] Authorized
11,019,930 authorized common voting shares, par value of $0.001

[b] Issued and outstanding shares
As at August 20, 2008, there were 118,801 common shares of OncoGenex Technologies (on a post-conversion basis) and 2,059,898 shares of common stock of Sonus outstanding. As part of the arrangement (note 5), Sonus agreed to issue 3,449,393 shares of common stock, after accounting for the elimination of resulting fractional shares, in exchange for all the common shares, preferred shares and convertible debentures of OncoGenex Technologies. As a result, all common shares of OncoGenex Technologies are now held by the Company and have been eliminated on consolidation.
During the year ended December 31, 2009, the Company issued 37,388 common shares upon exercise of stock options (year ended December 31, 2008 — 34,601, year ended December 31, 2007 — nil). The Company issues new shares to satisfy stock option exercises.
Escrow shares
As part of the Arrangement (note 5), 1,388,875 of the shares of common stock issuable to the holders of OncoGenex Technologies securities were placed into escrow at the closing of the Arrangement and were to be released from escrow upon the achievement of certain agreed-upon milestones relating to OncoGenex product candidates OGX-011, OGX-427 and OGX-225 and the future price of our common stock. The milestone shares were issued and placed into escrow at the closing of the Arrangement.
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
On December 3, 2008, the Company announced positive survival results from a randomized phase 2 clinical trial of OGX-011 in combination with docetaxel and prednisone (“the OGX-011 arm”) compared to docetaxel and prednisone alone (“the control arm”) for first-line treatment of metastatic castrate resistant prostate cancer. The OGX-011 arm demonstrated a 10.6 month median overall survival advantage over the median survival observed in the control arm. The escrow agreements provided for the release of 50% (694,431) of the original number of shares held in escrow following the demonstration of at least a two-month improvement in survival in the OGX-011 arm as compared to the control arm. Based on the median overall survival advantage of the OGX-011 arm, the Board of Directors of OncoGenex Pharmaceuticals approved the release of all of the remaining shares held in escrow pursuant to agreements related to the Arrangement.
As at December 31, 2008 all milestone shares had been released from escrow.
July 2009 Financing
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

2009 Teva Share Purchase Agreement
On December 20, 2009 the Company and Teva also entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, Teva made a $10 million equity investment in the Company through its purchase of 267,531 shares of the common shares at a price of $37.38 per Share, which was a 20% premium to a thirty-day average closing price prior to the announcement. The transaction provided net proceeds of approximately $9,970,000 after deducting costs associated with the offering. The 20% share premium has been allocated to revenue, resulting in a net amount of $7,930,000 included in equity.
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
On August 21, 2008, under the Arrangement (note 5), each option to purchase shares of OncoGenex Technologies common stock (“OncoGenex Technologies Option”) was exchanged for an option to purchase shares of OncoGenex common stock. Specifically, each OncoGenex Technologies Option was exchanged for an option to purchase the amount of shares of common stock of OncoGenex equal to the product of (a) the share exchange ratio of the Arrangement (“Share Exchange Ratio”), as adjusted by the one-for-eighteen reverse stock split, (b) multiplied by the number of OncoGenex Technologies shares of common stock subject to each OncoGenex Technologies Option. The exercise price of each OncoGenex Technologies Option was also adjusted to an amount equal to the product of (x) the exercise price per share of each OncoGenex Technologies Option immediately prior to the effective time of the arrangement, (y) divided by the Share Exchange Ratio, as adjusted by the one-for-eighteen reverse stock split, (z) multiplied by the noon buying rate of exchange for one U.S. dollar in Canadian dollars as published by the Federal Reserve Bank of New York on the date immediately prior to the Arrangement.
Sonus Option Plans
Prior to the Arrangement, Sonus had options outstanding under a number of share option plans that had been approved by shareholders as follows: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (“1991 Plan’’), (b) the 1999 Nonqualified Stock Incentive Plan (“1999 Plan’’), (c) the 2000 Stock Incentive Plan (“2000 Plan’’), and (d) the 2007 Performance Incentive Plan (“2007 Plan”) (collectively referred to as the “Sonus Plans’’).
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

ASC 718 Compensation — Stock Compensation
The Company recognizes expense related to the fair value of our stock-based compensation awards using the provisions of ASC 718. The Company uses the Black-Scholes option pricing model as the most appropriate fair value method for its awards and recognizes compensation expense for stock options on a straight-line basis over the requisite service period. In valuing its options using the Black-Scholes option pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates of the options.
The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company considers the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rate that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. The Company has never paid or declared dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.
The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended
	December 31,
	2009	2008	2007
Risk-free interest rates	2.85%	1.71%	4.63%
Expected dividend yield	0%	0%	0%
Expected life	6.1 years	5.2 years	5 years
Expected volatility	74%	77%	100%
The weighted average fair value of stock options granted during the year ended December 31, 2009 was $12.03 per share (December 31, 2008 — $1.86 and December 31, 2007 — $14.50).
Total stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2009, 2008 and 2007 was $380,000, $174,000 and $263,000 respectively.
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Years ended
	December 31,
(in thousands)	2009	2008	2007
	$	$	$
Research and development	88	65	93
General and administrative	292	109	170

Total share-based compensation	380	174	263

Options vest in accordance with terms as determined by the Board, typically over three or four years for employee grants and one year for Board of Director option grants. The expiry date for each option is set by the Board with, which is typically seven to ten years. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the share at the grant date. As at December 31, 2009 the Company has reserved 856,555 common shares for issuance of stock options to employees, directors, officers and consultants of the Company, under its various equity compensation plans, of which 53,684 (December 31, 2008 — 170,911) are available for future issuance.
Stock option transactions and the number of stock options outstanding, after giving effect to the adjustments made to the OncoGenex Technologies Plan options and Sonus Plans options described above, are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2006	309,919	3.95
Option grants	15,984	18.93
Option cancellations	(1,672)	18.93

Balance, December 31, 2007	324,231	4.61
Additions from Sonus Option Plans	98,249	27.89
Option grants	397,150	2.93
Option exercises	(34,601)	3.57
Option cancellations	(61,886)	28.08

Balance, December 31, 2008	723,143	4.88
Option grants	130,400	17.52
Option cancellations	(8,154)	7.04
Option exercises	(37,388)	3.79
Option forfeited	(5,130)	6.42

Balance, December 31, 2009	802,871	6.95

The following table summarizes information about stock options outstanding at December 31, 2009:

		Weighted-			Weighted-
	Options	Average	Options		Average
	Outstanding	Remaining	Exercisable	Weighted-	Remaining
	Number of	Contractual	Number of	Average	Contractual
	Shares	Life	Shares	Exercise	Life
Exercise Prices	Outstanding	(in years)	Outstanding	Price	(in years)

2.69	68,000	5.8	68,000	2.69	5.8
3.00	311,150	6.0	77,787	3.00	6.0
3.89	99,891	0.9	99,891	3.89	0.9
4.11	153,264	2.8	153,264	4.11	2.8
6.66	28,608	8.2	28,608	6.66	8.2
7.25	33,040	6.4	16,520	7.25	6.4
18.94	12,169	4.5	11,080	18.94	4.5
22.28	89,100	10	—	—	—
68.25	555	1.8	555	68.25	1.8
108.00	7,094	0.1	7,094	108.00	0.1

	802,871	5.19	462,799	3.44	3.82
As at December 31, 2009 and December 31, 2008 the total unrecognized compensation expense related to stock options granted is $1,910,000 and $740,000 respectively, which is expected to be recognized into expense over a period of approximately 4 years.
The estimated grant date fair value of stock options vested during the years ended December 31, 2009, 2008, and 2007 was $399,000, $160,000 and $189,000 respectively.
The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $697,000 and $39,000, respectively. No options were exercised in 2007. At December 31, 2009, the aggregate intrinsic value of the outstanding options was $12,304,000 and the aggregate intrinsic value of the exercisable options was $8,721,000.
[d] Stock Warrants
At December 31, 2009, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
[e] Sonus Employee Stock Purchase Plan
Prior to January 2009, the Company had an employee stock purchase plan whereby employees were permitted to contribute up to 15% of their compensation to purchase shares of the Company’s common stock at 85% of the stock’s share price at the lower of the beginning or end of each six-month offering period. Shares purchased under the plan were 222 and 2,600 in 2008 and 2007, respectively. The plan was terminated in January 2009 and no shares were purchased under the plan in 2009.
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
[h] Loss per common share
Weighted average common shares outstanding for prior periods have been restated to reflect the change in capital structure resulting from the transaction with Sonus. The following table presents the computation of basic and diluted net loss per share:

	Years ended December 31,
(in thousands except shares and per share amounts)	2009		2008	2007

Numerator
Income (loss) attributable to common shareholders as reported		$(5,476)	$(6,177)	$(11,480)
Denominator
Weighted average number of common shares outstanding		5,766,850	1,829,276	118,801
Basic and diluted income (loss) per common share		$(.95)	$(3.38)	$(96.63)
Earnings per share associated with $4,428 extraordinary gain	$		2.42

Basic and diluted income (loss) per common share excluding extraordinary gain		$(.95)	$(5.80)	$(96.63)
As of December 31, 2009, 2008 and 2007 a total of 986,256, 906,528 and 324,231 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
12. RELATED PARTY TRANSACTIONS
Upon incorporation of OncoGenex Technologies, a former director assigned certain intellectual property to the Company in exchange for 178,564 common shares (820,000 OncoGenex Technologies shares). These common shares were recorded at a nominal amount representing the director’s original cost of the intellectual property.
The Company incurred consulting fees to a director of $163,000 and $123,000 for the years ended December 31, 2008 and 2007. There were no related party transactions during the period ended December 31, 2009, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2009 and 2008. All transactions were recorded at their exchange amounts.
13. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of OGX-011 (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. $3.5 million of these costs were incurred by OncoGenex during 2009, resulting in a remaining funding responsibility of $26.5 million which has been recorded as Deferred Collaboration Revenue. Teva will fund all other expenses under the Clinical Development Plan.

Pursuant to the Collaboration Agreement, OncoGenex and Teva agreed to collaborate in the development and global commercialization of OGX-011. Teva received the exclusive worldwide right and license to develop and commercialize products containing OGX-011 and related compounds (the “Licensed Products”). OncoGenex has an option to co-promote OGX-011 in the United States and Canada.
In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to the Company’s co-promotion option, except for start-up costs in advance of commercialization.
Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the University of British Columbia (“UBC”) and Isis Pharmaceuticals Inc., the Company is obligated to pay royalties on future product sales and milestone payments of up to $10.1 million upon the achievement of specified product development milestones related to OGX-427 and OGX-225.
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We anticipate paying Isis $750,000 in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2010.
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
To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and the Company and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.
The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million.

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
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000. The payments will increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2010	$181
2011	45

Total	$226
In November 2006, prior to the Arrangement (note 5), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $500,000 which is expected to be issued during 2010. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $4,645,000 as at December 31, 2009 (note 8).

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2010	$1,995
2011	2,055
2012	2,117
2013	2,180
2014	2,245
remainder	7,150

Total	$17,742
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2009, 2008, and 2007 was $2,408,000, $801,000, and $220,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2009.
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
14. COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2009	2008	2007
	$	$	$
Loss for the period	5,476	4,204	8,536
Unrealized gain (loss) on cash equivalents and marketable securities			3
Unrealized gain (loss) on foreign exchange	—	(3)	557

	5,476	4,207	7,976

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)
2009
Collaboration revenue	$25,539	$—	$—	$—
Research and development	$17,365	$1,513	$3,588	$1,694
General and administrative	$1,291	$885	$1,003	$782

Total expenses	$18,656	$2,398	$4,591	$2,476
Other income (expense)	$(3)	$29	$34	$57
Tax expense (recovery)	$2,999	$16	$6	$(10)
Net loss (income) attributable to common shareholders	$(3,881)	$2,385	$4,563	$2,409
Net loss (income) per share*:
Basic and diluted	$(0.64)	$0.40	$0.82	$0.43
2008
Research and development	$4,198	$1,639	$1,108	$874
General and administrative	$1,050	$1,024	$646	$573

Total expenses	$5,248	$2,663	$1,754	$1,447
Other income (expense)	$334	$297	$(213)	$4
Tax expense (recovery)	$41	$(2,515)	$201	$214
Redeemable preferred share accretion	$—	$417	$780	$776
Extraordinary gain	$—	$4,428	$—	$—

Net loss (income) attributable to common shareholders	$4,955	$(4,160)	$2,949	$2,433
Net income (loss) per share*:
Basic and diluted	$(0.99)	$2.02	$(24.81)	$(20.48)

*	Quarterly EPS may not add to annual figure due to rounding.
16. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to year end. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009:

	(a)		(b)		(c)
					Number of securities
					remaining
					available for future issuance
	Number of securities to be		Weighted-average		under equity compensation
	issued upon exercise of		exercise price of		plans
	outstanding		outstanding		(excluding securities
	options, warrants		options, warrants		reflected in
Plan category	and rights		and rights		column (a)
Equity compensation plans approved by security holders	781,452	(1)	$7.98	(1)	53,684	(1)

Equity compensation plans not approved by security holders(2)	21,419		2.69		0

Total	802,871		$6.95		53,684

(1)	As at December 31, 2009, the Company maintained the following equity compensation plans, which were adopted by Sonus prior to the Arrangement: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991, (b) the 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”), (c) the 2000 Stock Incentive Plan, (d) the 2007 Performance Incentive Plan, and (e) the OncoGenex Technologies Amended and Restated Stock Option Plan.

(2)	The 1999 Plan is a broad-based plan for which shareholder approval was not required or obtained. On February 11, 2009, the 1999 Plan terminated in accordance with its terms. All stock options outstanding as of such time will continue in effect in accordance with their respective terms. Stock options granted under the 1999 Plan were generally granted with an exercise price equal to fair market value on the date of grant.
The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to shareholders in connection with its 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to shareholders in connection with its 2010 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to shareholders in connection with its 2010 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements
(2)
All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)
Exhibits

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4	(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation of Sonus Pharmaceuticals Inc., effective August 20, 2008

3.7	(7)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.3	(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.4	(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.5	(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(3)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

Exhibit
Number		Description

10.2	(3)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(3)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(4)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(4)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(4)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(12)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(13)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(12)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

10.10	(14)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(15)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(15)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(16)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(17)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(18)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program

10.16	(18)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)

10.17	(3)	Form of Indemnification Agreement for Officers and Directors of the Company

10.18	(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.19	(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.20	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.21	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

Exhibit
Number		Description

10.22	(19)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009

10.23	(19)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009

10.24	(20)	Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson

10.25	(19)	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009

10.26	(21)	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence

10.27	(21)	Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence

10.28	(22)	Securities Purchase Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.29	(22)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.30	(23)	Form of Purchase Warrant issued to Schering AG

10.31	(22)	Registration Rights Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.32	(24)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.33	(25)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.34	(26)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.35	(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.36		Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009

10.37		Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*

10.38	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.39	(2)	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.40		Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*

Exhibit
Number		Description

10.41	(27)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.42	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.43	(2)	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

10.44		Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(10)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(14)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(17)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.

(19)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.

(22)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(23)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(24)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(26)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC. (Registrant)
Date: March 8, 2010	By:	/s/ SCOTT CORMACK
Scott Cormack
Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ SCOTT CORMACK	Chief Executive Officer, President and	Date: March 8, 2010
	Scott Cormack	Director (principal executive officer)

By:	/s/ CAMERON LAWRENCE	Principal financial officer and	Date: March 8, 2010
	Cameron Lawrence	principal accounting officer

By:	/s/ MICHAEL MARTINO	Director	Date: March 8, 2010
Michael Martino

By:	/s/ MICHELLE BURRIS	Director	Date: March 8, 2010
Michelle Burris

By:	/s/ DWIGHT WINSTEAD	Director	Date: March 8, 2010
Dwight Winstead

By:	/s/ NEIL CLENDENINN	Director	Date: March 8, 2010
Neil Clendeninn

(3)
Exhibits

Exhibit
Number		Description

2.1	(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2	(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3	(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1	(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2	(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999

3.4	(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5	(5)	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004

3.6	(2)	Certificate of Amendment to Certificate of Incorporation of Sonus Pharmaceuticals Inc., effective August 20, 2008

3.7	(7)	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

4.1	(2)	Specimen Certificate of Common Stock

4.2	(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.3	(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.4	(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.5	(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.

4.6	(1)	Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc.

4.7	(1)	Form of OncoGenex Voting Agreement

4.8	(1)	Form of Sonus Voting Agreement

10.1	(3)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended

Exhibit
Number		Description

10.2	(3)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)

10.3	(3)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan

10.4	(4)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)

10.5	(4)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan

10.6	(4)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan

10.7	(12)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)

10.8	(13)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan

10.9	(12)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)

10.10	(14)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)

10.11	(15)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)

10.12	(15)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan

10.13	(16)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan

10.14	(17)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.

10.15	(18)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program

10.16	(18)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)

10.17	(3)	Form of Indemnification Agreement for Officers and Directors of the Company

10.18	(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs

10.19	(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn

10.20	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino

10.21	(2)	Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman

Exhibit
Number		Description

10.22	(19)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009

10.23	(19)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009

10.24	(20)	Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson

10.25	(19)	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009

10.26	(21)	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence

10.27	(21)	Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence

10.28	(22)	Securities Purchase Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.29	(22)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.30	(23)	Form of Purchase Warrant issued to Schering AG

10.31	(22)	Registration Rights Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.32	(24)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.33	(25)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.34	(26)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

10.35	(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.36		Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009

10.37		Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*

10.38	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.39	(2)	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.40		Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*

Exhibit
Number		Description

10.41	(27)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.42	(27)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.43	(2)	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

10.44		Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(10)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(14)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(17)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.

(19)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.

(22)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(23)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(24)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(26)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.