Form 10-Q
period 2010-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2010-05-06
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2010
Common Stock, $0.001 par value	6,375,461

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars)

	March 31,	December 31,
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents[note 4]	45,475	62,051
Restricted cash	3,502	—
Short-term investments [note 4]	2,111	2,517
Amounts receivable	2,823	3,109
Prepaid expenses	1,938	722
Total current assets	55,849	68,399
Property and equipment, net	80	72
Other assets	509	509
Total assets	56,438	68,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	6,824	14,453
Deferred Collaboration Revenue	10,000	10,000
Current portion of long-term obligations [note 6]	1,307	1,328
Total current liabilities	18,131	25,781
Deferred Collaboration Revenue, net of current	14,611	16,528
Long-term obligation, less current portion [note 6]	3,427	3,712
Total liabilities	36,169	46,021
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares:
$0.001 par value 11,019,930 shares authorized and 6,375,461 issued and outstanding at March 31, 2010 and 6,324,033 issued and outstanding at December 31, 2009	6	6
Additional paid-in capital	74,150	73,798
Accumulated deficit	(56,529)	(53,485)
Accumulated other comprehensive income	2,642	2,640
Total shareholders’ equity	20,269	22,959
Total liabilities and shareholders’ equity	56,438	68,980
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months Ended
	March 31,
	2010	2009
	$	$
COLLABORATION REVENUE	4,700	—

EXPENSES
Research and development	6,380	1,694
General and administrative	1,350	782

Total expenses	7,730	2,476

OTHER INCOME (EXPENSE)
Interest income	5	33
Other	(19)	24

Total other income (expense)	(14)	57

Loss for the period before income taxes	3,044	2,419
Income tax expense (recovery)	—	(10)
Net loss	3,044	2,409

Basic and diluted loss per common share [note 5(e)]	0.48	0.43

Weighted average number of common shares [note 5(e)]	6,333,272	5,546,167
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Three months ended
	March 31,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(3,044)	(2,409)
Add items not involving cash
Depreciation and amortization	12	9
Stock-based compensation [note 5(c)]	168	76
Changes in non-cash working capital items
Amounts receivable	286	14
Restricted cash	(3,502)	714
Prepaid expenses	(1,216)	(44)
Accounts payable and accrued liabilities	(7,629)	(1,130)
Lease obligation	(306)	(267)
Deferred collaboration revenue	(1,917)	—

Cash used in operating activities	(17,148)	(3,037)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	185	23

Cash provided by financing activities	185	23

INVESTING ACTIVITIES
Proceeds from sale of investments	400	4,784
Purchase of property and equipment	(21)	(13)

Cash provided by investing activities	379	4,771

Effect of exchange rate changes on cash and cash equivalents	8	18
Increase (decrease) in cash and cash equivalents during the period	(16,576)	1,775
Cash and cash equivalents, beginning of the period	62,051	7,618
Cash and cash equivalents, end of the period	45,475	9,393

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	16
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
The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the United States Securities and Exchange Commission (“SEC”) on March 8, 2010.
The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc., our wholly owned subsidiary, OncoGenex Technologies, and our former wholly owned subsidiary, OncoGenex, Inc. OncoGenex, Inc. ceased operations in 2009 and was subsequently dissolved. All intercompany balances and transactions have been eliminated.
2. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, except for the additional Level 3 requirements which will be adopted in 2011.

Recent Accounting Pronouncements

There were no recent accounting pronouncements which the Company expects would have any impact on the consolidated financial position, results of operations or cash flows.
3. COLLABORATION AGREEMENT
On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies Inc., entered into a Collaboration Agreement (the “Collaboration Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”) for the development and global commercialization of OGX-011 (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the products containing OGX-011 and related compounds (“Licensed Product”). The Company may be required to remit withholdings taxes to the Israeli Tax Authority of up to $3 million. As a result $3 million is currently recorded as Restricted Cash pending the Israeli Tax Authorities review of our claim, with a corresponding liability of $3 million included in Accounts Payable and Accrued Liabilities as at March 31, 2010.
On the same date, the Company and Teva also entered into a stock purchase agreement pursuant to which Teva made an additional $10 million equity investment in the Company at a 20% premium to a thirty-day average closing price, resulting in 267,531 shares purchased at a price of $37.38 per Share. The 20% share premium is included as consideration for the OGX-011 license and has been included in deferred collaboration revenue.
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of the Licensed Product, referred to as the SATURN trial, for second-line castrate resistant prostate cancer, expected to initiate in the second quarter of 2010. The Company will have primary responsibility for the oversight of this trial;
•	a phase 3 clinical trial of the Licensed Product for first-line castrate resistant prostate cancer, expected to initiate in the third quarter of 2010; and
•	a phase 3 clinical trial of the Licensed Product for first-line non-small cell lung cancer (“NSCLC”), expected to initiate by early 2011.
Funding responsibilities for the Clinical Development Plan will be allocated as follows:
•	the Company will be required to spend $30 million in direct and indirect development costs, and
•	Teva will fund all other expenses under the Clinical Development Plan.
Revenue for the three months ended March 31, 2010 was $4.7 million, of which $1.9 million consisted of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the OGX-011 Phase III development plan under our Collaboration Agreement with Teva. The remaining $2.8 million of revenue relates to OGX-011 manufacturing costs incurred by OncoGenex in the first quarter of 2010 that are reimbursable from Teva on a cash basis, and is included in amounts receivable at March 31, 2010. At March 31, 2010, a remaining balance of $24.6 million of the up-front payment was recorded in deferred collaboration revenue. There were no revenues recorded in the three months ended March 31, 2009.

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
A description of the valuation techniques applied to the Company’s financial instruments measured at fair value on a recurring basis follows.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3		Total
Marketable Securities
Money market securities	$11,524	$—		$—	$11,524
U.S. government securities	6,008	—		—	6,008
U.S. agency securities	300	2,102		—	2,402
Corporate bonds and commercial paper	—	5,699		—	5,699
	$17,832	$7,801	$		$25,633
Marketable securities as at March 31, 2010 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
2009
Money market securities	$11,524	$—	$—	$11,524
U.S. government securities	6,007	1	—	6,008
U.S. agency securities	2,401	1	—	2,402
Corporate bonds and commercial paper	5,699	—	—	5,699
	$25,631	$2	$—	$25,633
At March 31, 2010 $11,524,000 of money market securities, $5,000,000 of U.S. treasury securities, $1,300,000 of other government debt securities, and $5,699,000 of Commercial paper in the above tables are included in cash equivalents as the securities have maturities of 90 days or less at the time of purchase. The remaining securities all mature within one year of the balance sheet date and are included in short-term investments.

There were no significant realized or unrealized gains or losses on the sales of marketable securities in the periods ended March 31, 2010, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at March 31, 2010. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of March 31, 2010 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at March 31, 2010 given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.
5. COMMON SHARES
[a] Authorized
11,019,930 authorized common voting share, par value of $0.001.
[b] Issued and Outstanding Shares
During the three month period ended March 31, 2010 the Company issued 51,428 common shares upon exercise of stock options (period ended March 31, 2009 — 5,791). The Company issues new shares to satisfy stock option exercises.
[c] Stock options
Stock Option Summary
As at March 31, 2010 the Company has reserved, pursuant to various plans, 798,033 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company of which 70,801 are not currently subject to outstanding grants and are available for future grant.
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2009	802,871	6.95
Option grants	9,446	21.05
Option expirations	(7,094)	108.00
Option exercises	(51,428)	3.60
Option forfeitures	(26,563)	7.35

Balance, March 31, 2010	727,232	6.37
On March 23, 2010, 4,723 stock options to purchase common shares of the Company were granted to each of two newly appointed nonexecutive members of the board of directors for a total grant of 9,446 stock options.

The options vest quarterly over three years. The total estimated fair value of these awards is $121,000 using the following assumptions:

Risk-free interest rates	2.44%
Expected dividend yield	0%
Expected life	5 years
Expected volatility	73%
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
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
	$	$
Research and development	69	22
General and administrative	99	54

Total share-based compensation	168	76
As at March 31, 2010 and December 31, 2009 the total unrecognized compensation expense related to stock options granted is $1,684,000 and $1,910,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
[d] Stock Warrants
At March 31, 2010, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
[e] Loss per Common Share

	Three Months Ended
	March 31,
(In thousands except shares and per share amounts)	2010	2009
Numerator
Loss attributable to common shareholders as reported	$3,044	2,409
Denominator

Weighted average number of common shares outstanding	6,333,272	5,546,167
Basic and diluted loss per common share	$0.48	0.43

As of March 31, 2010 and December 31, 2009 a total of 910,617 and 986,256 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
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
In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,457,000 in charges to research and development expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. The estimated fair value of the liability remaining at December 31, 2009 with respect to excess facilities was $4,645,000. In the three months ended March 31, 2010, with respect to excess facilities, $337,000 was amortized into income through research and development expense, resulting in a remaining liability of $4,308,000 at March 31, 2010.

	Remaining		Amortization	Remaining
	Liability at	Payments	of excess	Liability
(In thousands)	December 31, 2009	made	lease facility	at March 31, 2010
Current portion of excess lease facility	$1,297	$—	$23	$1,274
Long-term portion of excess lease facility	$3,348	$—	$314	$3,034
7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of OGX-011 (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. $4.7 million of the total funding commitment has been incurred by OncoGenex as at March 31, 2010, and has been applied against the funding responsibility for the OGX-011 development plan resulting in a remaining deferred collaboration revenue balance of $24.6 million as at March 31, 2010. Teva will fund all other expenses under the Clinical Development Plan.

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
Isis Pharmaceuticals Inc. and University of British Columbia
Pursuant to license agreements the Company has with the University of British Columbia (“UBC”) and Isis Pharmaceuticals Inc., the Company is obligated to pay royalties on future product sales and milestone payments of up to $10.2 million upon the achievement of specified product development milestones related to OGX-427 and OGX-225.
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We anticipate paying Isis $750,000 in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with castrate resistant prostate cancer (“CRPC”). We do not anticipate making any royalty payments to Isis in 2010.
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
The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million. As of March 31, 2010, the unspent portion included on the balance sheet as deferred collaboration revenue was $24.6 million.

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
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (“Anniversary Payments”), with an initial payment of $100,000 in 2009. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties ranging from on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2010	$140
2011	47

Total	$187
In November 2006, prior to the Arrangement (note 1), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $502,000 which was issued in 2010 and is included in Restricted Cash. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $4,308,000 as at March 31, 2010 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2010	$1,497
2011	2,055
2012	2,117
2013	2,180
2014	2,245
remainder	7,150

Total	$17,244

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for the periods ended March 31, 2010 and 2009 was $621,000 and $499,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2010.
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
8. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2010	2009
	$	$
(In thousands)
Loss for the period	3,044	2,409
Unrealized loss on cash equivalents and marketable securities	(2)	1

Comprehensive loss	3,042	2,410
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to March 31, 2010. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

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
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	uncertainties regarding our future operating results, and the risk that our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected or nil;
•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;
•	dependence on Teva’s ongoing commitment and ability to develop and commercialize OGX-011;
•	dependence on the development and commercialization of our product candidates, particularly on OGX-011;
•	the risk that previous clinical trial results may not be indicative of results in future studies;

•	the risk that results of research and preclinical studies may not be indicative of results in humans;

•	uncertainty relating to the timing and results of clinical trials;

•	uncertainties regarding the safety and effectiveness of our products and technologies;
•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;
•	acceptance of our products by the medical community;

•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;
•	our ability to build out our product candidate pipeline through product in-licensing or acquisition activities;
•	our future dependence on Teva to market and promote OGX-011 and to provide us with accurate financial data;

•	general competitive conditions within the drug development and pharmaceutical industry and new developments or therapies that may not work in combination with our product candidates;
•	our dependence on key employees;

•	proper management of our operations will be critical to the success of the Company;

•	the potential for product liability issues and related litigation;

•	the potential for claims arising from the use of hazardous materials in our business;

•	the potential inability to successfully protect and enforce our intellectual property rights;
•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;
•	the reliance on third parties to manufacture and supply our product candidates;
•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;
•	volatility in the value of our common stock; and

•	general economic conditions.
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
MD&A Overview
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we explain the general financial condition and the results of operations for our Company, including:
•	an overview of our business;

•	results of operations and why those results are different from the comparative period in the prior year; and

•	capital resources we currently have, our capital requirements and possible sources of additional funding for future capital requirements.
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have five product candidates in our pipeline, namely, OGX-011, OGX-427, OGX-225, SN2310, and CSP-9222 with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.

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
OncoGenex and Teva have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated. We have designed two of the phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in patients with castrate resistant prostate cancer (“CRPC”) and, together with Teva, we are in the process of designing a third phase 3 clinical trial evaluating the clinical benefit of OGX-011 in non-small cell lung cancer (“NSCLC”), as follows:
•	a phase 3 registration trial evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010;
•	a phase 3 registration trial, referred to as the SATURN trial, evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, expected to initiate in the second quarter of 2010; and
•	a phase 3 registration trial evaluating a survival benefit for OGX-011 in combination with first-line chemotherapy in at least 700 patients with NSCLC, expected to initiate in early 2011.
For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “License and Collaboration Agreements — Teva Pharmaceutical Industries Ltd.”, in our 2009 Annual Report on Form 10-K filed on March 8, 2010.
During 2009, OGX-011 received Fast Track designations from the U.S. Food and Drug Administration (“FDA”) for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the special protocol assessment (“SPA”) process. One trial design investigates overall survival as the primary endpoint for OGX-011 in combination with first-line chemotherapy, whereas the other trial design, the SATURN trial, investigates pain palliation as the primary endpoint for OGX-011 in combination with second-line chemotherapy.
In February of 2010, OGX-011 received written, scientific advice from the European Medicines Agency (“EMA”) on the Company’s development plan for OGX-011 for the treatment of men with CRPC. The input received from the Committee for Medicinal Products for Human Use (“CHMP”) at the EMA was in overall agreement with OncoGenex’s development plan regarding the proposed preclinical studies and both the study designs and analyses for the phase III trials. The CHMP also agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Our phase 3 registration trials are designed to build on our phase 2 clinical trials, including:
•	a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy, the final results of which were presented during an oral presentation at the ASCO 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, are described in our 2009 Annual Report on Form 10-K filed on March 8, 2010 under the heading “Summary of Final Results of OGX-011 Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer”. Due to the results of our phase 2 trial, one of the phase 3 registration trials that will be initiated in 2010 will evaluate the survival benefit of OGX-011 in patients treated with first-line chemotherapy; and,
•	Durable pain palliation defined as pain palliation of 12 weeks or greater has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with OGX-011, 46% had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 trial which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of our phase 2 trial, one of the phase 3 registration trials that will be initiated in 2010 will evaluate the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy.
The protocol for the OGX-011 phase 3 registration trial in NSCLC that Teva is expected to initiate in 2011 has yet to be finalized.
Product Candidate OGX-427
OGX-427 is a second generation antisense drug which in preclinical experiments, inhibits production of Heat Shock Protein 27 (Hsp27) a cell survival protein found at elevated levels in many human cancers including prostate, lung, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancer. Many anti-cancer therapies are known to further elevate Hsp27 levels. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemo- or hormone therapy. Increased levels of Hsp27 in some human cancers are associated with metastases, poor prognosis and resistance to radiation or chemotherapy.
OGX-427 is being evaluated in a Phase 1 study in patients with breast, prostate, ovarian, non-small cell lung, or bladder cancer who have failed potentially curative treatments or for which a curative treatment does not exist. This phase 1 trial has evaluated patients with a variety of cancers, with enrollment ongoing. OGX-427 was first evaluated as a single agent in a dose escalation manner up to 1000mg OGX-427. A maximum tolerated dose was not identified up to and including the 1000mg dose of OGX-427 as monotherapy. Subsequently, as defined by the protocol, an 800mg dose of OGX-427 in combination with docetaxel was evaluated, followed by a 1000mg dose of OGX-427 plus docetaxel. OGX-427 is administered as three loading doses within the first nine days and then continued weekly, with three weeks defined as a treatment cycle, until disease progression or toxicity. In those groups receiving OGX-427 in combination with docetaxel, 75mg/M2 docetaxel was administered on day 1 of every 3-week cycle starting after completion of the OGX-427 loading doses.
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
Circulating tumour cells (“CTCs”), an emerging metric to assess treatment effect, were evaluated at baseline before treatment and during OGX-427 treatment as a monotherapy. Both total and Hsp27-positive CTCs were evaluated. Declines of 50% or greater in both total and Hsp27-positive CTCs were observed in over one-half of the patients in each cohort and in each type of cancer. Declines in Hsp27 CTCs to 5 or less cells occurred in 27% of patients who had greater than 5 CTCs at baseline. Reduction in tumor markers defined as declines of prostate specific antigen (“PSA”), levels in prostate cancer or CA-125 levels in ovarian cancer were also observed. A reduction in PSA level was observed in 7 of 20 patients (35%) with prostate cancer and a reduction in CA-125 levels was observed in 3 of 5 patients (60%) with ovarian cancer. Final results from this trial will be presented at the ASCO 2010 Annual Meeting in June 2010.
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
In January 2010, we announced that a second investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC has received grant funding. The randomized, controlled phase 2 study will enroll up to 72 patients and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post study treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. The trial is expected to start by mid 2010 following final analysis of phase 1 data and approval by Health Canada and the institutional review board. The funds were awarded by a third party granting agency to Dr. Kim Chi, a medical oncologist at the BC Cancer Agency, Research Scientist at the Vancouver Prostate Centre and the principal investigator of the OGX-427 phase 2 trial.
Product Candidates OGX-225, SN2310 and CSP-9222
OGX-225 focuses on mechanisms of treatment resistance in cancer patients and is designed to address treatment resistance by blocking the production of specific proteins which we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds, which have been in-licensed from Bayer, that demonstrate activation of programmed cell death in pre-clinical models.

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
Collaboration Revenue
We recorded $4.7 million of collaboration revenue in connection with our OGX-011 Collaboration Agreement with Teva in the three months ended March 31, 2010. At March 31, 2010, $24.6 million of the upfront payment was included in the balance sheet line item Deferred Collaboration Revenue, which we are amortizing over a period over the expected performance period of our deliverables under this agreement. Management currently expects this performance period to end in the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ended December 31, 2010. There were no revenues in the three months ended March 31, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of costs for: milestone payments to third parties; clinical trials; materials and supplies; facilities; personnel, including salaries and benefits; regulatory activities; pre-clinical studies; licensing and intellectual property; and allocations of other research and development-related costs. External research and development expenses include fees paid to universities, hospitals and other entities that conduct certain research and development activities and that manufacture our product candidates for use in our clinical trials. We expect our R&D expenses to increase significantly in the future as we continue to develop our product candidates. Currently, OncoGenex manages its clinical trials through independent medical investigators at their sites and at hospitals.
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of OGX-011 which will include personnel costs for certain development activities. Teva is required to fund all other expenses under the Clinical Development Plan. A total of $5.3 million of costs incurred by the Company have been applied against the Company’s $30 million funding commitment, resulting in a remaining funding commitment of $24.6 million at March 31, 2010. We expect compensation for our full time equivalent employee costs of between $1.5 and $2.5 million per year from 2010 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We expect to incur the remaining costs associated with the Clinical Development Plan over the next three years.
A majority of the Company’s expenditures to date have been related to the development of OGX-011.
Until July 2, 2008, OGX-011 was being co-developed with Isis and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex. In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to OGX-011, the Company accrued a payment of $10 million to Isis, which was included in R&D expenses in 2009. The Company also accrued a payment of approximately $333,333 to UBC pursuant to the terms of their license agreement relating to OGX-011, which was also included in R&D expenses in December 2009. Amounts owing to Isis and UBC at December 31, 2009 were paid in the first quarter of 2010.
Several of the Company’s clinical trials have been supported by grant funding which was received directly by the hospitals and/or clinical investigators conducting the clinical trials allowing OncoGenex to complete these clinical trials with minimal expense.

Since the Company’s drug candidates are in the early stage of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our research and development projects, if ever.
Our projects or intended R&D activities may be subject to change from time to time as we evaluate our R&D priorities and available resources.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of salaries and related costs for our personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. We believe that G&A resources are sufficient to carry on existing development activities. We anticipate that G&A expenses will increase in the future as we continue to expand our operating activities.
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
In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,457,000 in charges to research and development expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. The estimated fair value of the liability remaining at December 31, 2009 with respect to excess facilities was $4,645,000. In the three months ended March 31, 2010, with respect to excess facilities $337,000 was amortized into income recorded within research and development expense, resulting in a remaining liability of $4,308,000 at March 31, 2010.
Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenue for the first quarter ended March 31, 2010 was $4.7 million, of which $1.9 million consisted of partial recognition of the non-refundable up-front payments received from Teva in December 2009. The remaining $2.8 million of revenue relates to OGX-011 manufacturing costs incurred by OncoGenex in the first quarter of 2010 that are reimbursable from Teva on a cash basis, and is included in amounts receivable at March 31, 2010. At March 31, 2010, $24.6 million of the upfront payment received from Teva was included on the Company’s Balance Sheet as Deferred Collaboration Revenue which we are amortizing over a period of approximately three years based on the expected performance period of our deliverables under this agreement. No revenues were recorded in the three months ended March 31, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.

Research and development expenses for the first quarter ended March 31, 2010 were $6.4 million, compared to $1.7 million in the corresponding period of 2009, an increase consistent with the $4.7 million of revenues in the first quarter of 2010. The increased research and development expenses in the first quarter of 2010 were primarily due to manufacturing costs and upfront clinical trial costs associated with the OGX-011 Phase III clinical trials, as well as increased employee expenses. Clinical trial costs for the OGX-011 Phase III clinical trials are applied against the non-refundable up-front payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis.
G&A expenses for the three months ended March 31, 2010 were $1.4 million compared to $0.8 million for the three months ended March 31, 2009. The increases in 2010 were due mainly to higher employee expenses including severance charges, professional fees for legal and auditing services, employee recruitment costs and stock based compensation expense.
Interest income for the three months ended March 31, 2010 was $5 thousand compared to $33 thousand for the three months ended March 31, 2009 due to lower interest rates earned on our marketable securities in 2010 as compared to 2009.
Other for the three months ended March 31, 2010 was $19 thousand in expense compared to $24 thousand in income for the three months ended March 31, 2009. The expense in 2010 is due to a foreign exchange loss, while income earned in 2009 related to gains on sales of equipment.
Liquidity and Capital Resources
OncoGenex has incurred an accumulated deficit of $56.5 million through March 31, 2010, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the three month period ended March 31, 2010, we generated $4.7 million in collaboration revenue from the Teva Collaboration Agreement.
All of our operations to date have been funded through the sale of our debt and equity securities, and upfront payments received from Teva. As at March 31, 2010, OncoGenex had cash, cash equivalents, and short-term investments of $47.6 million in the aggregate as compared to cash, cash equivalents and short-term investments of $64.6 million as at December 31, 2009. As at March 31, 2010, OncoGenex does not have any borrowing or credit facilities available to it. Based upon our current expectations, we believe our capital resources at March 31, 2010 will be sufficient to fund our currently planned operations into 2012 and expect that both planned phase 3 prostate cancer trials will be fully accrued by this time. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements”.
Cash Flows
Cash Used in Operations
For the three months ended March 31, 2010, net cash used in operations was $17.1 million, compared to $3.0 million in the corresponding period of 2009. This increase in cash used in operations in the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to increased R&D expenses associated with manufacturing of OGX-011 drug product, as well as upfront payments for OGX-011 clinical trial activities.
Cash Provided by Financing Activities
For the three months ended March 31, 2010, net cash provided by financing activities was $185 thousand as compared to $23 thousand in the corresponding period of 2009. All net cash provided by financing activities in the three months ended March 31, 2010 and March 31, 2009 was the result of proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2010 was $379 thousand as compared to $4.8 million in the corresponding period of 2009. Net cash provided by investing activities in the three months ended March 31, 2010 and 2009 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into 2012, including:
•	completing patient accrual in the SATURN trial, a phase 3 clinical trial evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, which we expect to initiate in the second quarter of 2010;
•	completing patient accrual in a phase 3 clinical trial evaluating a survival benefit for OGX-011 in combination with docetaxel as first-line chemotherapy in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010;
•	completing follow-up monitoring visits related to our completed phase 2 clinical trials of OGX-011;
•	completing follow-up monitoring visits related to the phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;
•	continuing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;
•	initiating an investigator-sponsored phase 3 clinical trial evaluating OGX-427 treatment in patients with prostate cancer; and
•	meeting working capital needs, capital expenditures and general corporate purposes.
As of March 31, 2010, we have a remaining commitment to fund $24.6 million towards the three phase 3 trials of OGX-011, while Teva is required to fund all additional expenses under the Clinical Development Plan.
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

Our future capital requirements will depend on many factors, including:
•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop OGX-011;
•	our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity securities or debt financings;
•	timing and costs of clinical trials, preclinical development and regulatory approvals;
•	timing and cost of drug discovery and research and development;
•	entering into new collaborative or product license agreements for products in our pipeline; and
•	costs related to obtaining, defending and enforcing patents.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at March 31, 2010.
Inflation
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
We previously disclosed certain contractual obligations and contingencies and commitments relevant to the Company within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010. There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above, which is incorporated by reference herein.
Material Changes in Financial Condition

	March 31,	December 31,
(In thousands)	2010	2009
	$	$
Total assets	56,438	68,980
Total liabilities	36,169	46,021
Shareholders’ equity	20,269	22,959
The decrease in assets from December 31, 2009 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations, and payments in 2010 of milestone amounts owing to Isis and UBC included in accounts payable at year end. The decrease in liabilities from December 31, 2009 relates predominantly to the payment in 2010 of milestone amounts owing to Isis and UBC included in accounts payable at year end, the amortization of restructuring related liabilities, and the recognition of deferred collaboration revenue, offset by increased payables manufacturing costs and clinical trial costs payable relating to the OGX-011 Clinical Development Plan.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Form 10-K filed with the SEC on march 8, 2010. Since the date of our 2009 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
New Accounting Standards
See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in the 2010 first quarter, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at March 31, 2010, the decline in the fair value of our investment portfolio would not be material.
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
During the quarter ended March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report.
Item 6. Exhibits
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: May 6, 2010	By:	/s/ Cameron Lawrence
Cameron Lawrence
Principal Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Description

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008† (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

2.2
First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

2.3
Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

3.1	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

3.2	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999 (Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.)

3.3	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999 (Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.)

3.4	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

3.5	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004 (Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.)

3.6
Certificate of Amendment to Certificate of Incorporation of Sonus Pharmaceuticals Inc., effective August 20, 2008 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

3.7	Third Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed on October 30, 2008.)

4.1	Specimen Certificate of Common Stock (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

4.2
Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation (Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.)

4.3
First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation (Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.)

Exhibit
Number	Description

4.4
Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation (Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.)

4.5
Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.)

4.6
Form of Escrow Agreement between the Company, Computershare Trust Company of Canada and former shareholders and debentureholders of OncoGenex Technologies Inc. (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

4.7	Form of OncoGenex Voting Agreement (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

4.8	Form of Sonus Voting Agreement (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

10.1
Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

10.2	Form of Incentive Option Agreement (pertaining to the 1991 Plan) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

10.3	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

10.4	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”) (Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.)

10.5	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan (Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.)

10.6	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan (Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.)

10.7	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.)

10.8	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.)

Exhibit
Number	Description

10.9	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.)

10.10	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”) (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.)

10.11
Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.)

10.12
Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.)

10.13	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.14
Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc. (Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.)

10.15	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program (Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.)

10.16	Agreement and Consent Form (related to the Short Term Incentive Awards Program) (Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.)

10.17	Form of Indemnification Agreement for Officers and Directors of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

10.18
Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.19
Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.20
Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Michael Martino (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

Exhibit
Number	Description

10.21
Executive Termination Agreement and General Release dated August 21, 2008 between the Company and Alan Fuhrman (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

10.22
Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.)

10.23
Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.)

10.24
Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson (Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.)

10.25
Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.)

10.26	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.27
Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.28
Securities Purchase Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.29	Form of Purchase Warrant related to the Securities Purchase Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.30	Form of Purchase Warrant issued to Schering AG (Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.)

10.31
Registration Rights Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.32	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

10.33
First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.)

10.34
Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.)

Exhibit
Number	Description

10.35
Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.36
Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

10.37
Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

10.38
License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)* (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.)

10.39
Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

10.40
Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

10.41
Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)* (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.)

10.42
License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)* (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.)

10.43
Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

10.44
Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

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