Form 10-Q/A
period 2010-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2010-05-10
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to correct a typographical error contained on page 24 of OncoGenex Pharmaceuticals, Inc.’s Form 10-Q originally filed on May 6, 2010. The remainder of the document is unchanged from the original filing.

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q/A

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
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into 2012, including:
•	completing patient accrual in the SATURN trial, a phase 3 clinical trial evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, which we expect to initiate in the second quarter of 2010;
•	completing patient accrual in a phase 3 clinical trial evaluating a survival benefit for OGX-011 in combination with docetaxel as first-line chemotherapy in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010;
•	completing follow-up monitoring visits related to our completed phase 2 clinical trials of OGX-011;
•	completing follow-up monitoring visits related to the phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;
•	continuing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;
•	initiating an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer; and
•	meeting working capital needs, capital expenditures and general corporate purposes.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report.
Item 6. Exhibits
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: May 7, 2010	By:	/s/ Cameron Lawrence
Cameron Lawrence
Principal Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Description

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008† (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

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