Form 10-Q
period 2010-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2010-08-05
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value	Outstanding at August 1, 2010 6,444,233

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars)

	June 30,	December 31,
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents[note 4]	33,011	62,051
Restricted cash [note 4 and note 7]	502	—
Short-term investments [note 4]	14,293	2,517
Amounts receivable	413	3,109
Prepaid expenses	2,341	722
Total current assets	50,560	68,399
Property and equipment, net	73	72
Other assets	509	509
Total assets	51,142	68,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,667	14,453
Deferred Collaboration Revenue [note 3]	10,000	10,000
Current portion of long-term obligations [note 6]	1,278	1,328
Total current liabilities	12,945	25,781
Deferred Collaboration Revenue, less current portion [note 3]	14,135	16,528
Long-term obligation [note 6]	3,163	3,712
Total liabilities	30,243	46,021
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 6,441,676 issued and outstanding at June 30, 2010 and 6,324,033 issued and outstanding at December 31, 2009	6	6
Additional paid-in capital	74,628	73,798
Accumulated deficit	(56,375)	(53,485)
Accumulated other comprehensive income	2,640	2,640
Total shareholders’ equity	20,899	22,959
Total liabilities and shareholders’ equity	51,142	68,980
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months		Six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	$	$	$	$
COLLABORATION REVENUE [note 3]	1,701	—	6,401	—

EXPENSES
Research and development	3,079	3,588	9,459	5,282
General and administrative	1,475	1,003	2,825	1,785

Total expenses	4,554	4,591	12,284	7,067

OTHER INCOME (EXPENSE)
Interest income	14	3	19	36
Other	(7)	31	(26)	55

Total other income (expense)	7	34	(7)	91

Loss for the period before income taxes	2,846	4,557	5,890	6,976
Income tax expense (recovery) [note 3]	(3,000)	6	(3,000)	(4)
Net income (loss)	154	(4,563)	(2,890)	(6,972)

Basic and diluted income (loss) per common share	0.02	(0.82)	(0.45)	(1.26)

Weighted average number of common shares:
Basic	6,400,081	5,550,547	6,366,861	5,548,369
Diluted	6,529,482	5,550,547	6,366,861	5,548,369
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Six months ended
	June 30,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(2,890)	(6,972)
Add items not involving cash
Depreciation and amortization	26	24
Stock-based compensation [note 5(c)]	311	173
Changes in non-cash working capital items
Amounts receivable	2,696	123
Investment tax credit recoverable	—	713
Restricted cash	(502)	—
Prepaid expenses	(1,619)	12
Other assets	—	12
Accounts payable and accrued liabilities	(12,786)	(779)
Long-term obligations	(599)	141
Deferred collaboration revenue	(2,393)	—
Cash used in operating activities	(17,756)	(6,553)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	521	32

Cash provided by financing activities	521	32

INVESTING ACTIVITIES
Purchase of investments	(12,291)	(1,512)
Proceeds from sale of investments	500	4,780
Purchase of property and equipment	(27)	(13)

Cash provided (used in) by investing activities	(11,818)	3,255

Effect of exchange rate changes on cash and cash equivalents	14	(156)
Decrease in cash and cash equivalents during the period	29,040	3,422
Cash and cash equivalents, beginning of the period	62,051	7,618

Cash and cash equivalents, end of the period	33,011	4,196

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	65
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
2. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended June 30, 2010, except for the additional Level 3 requirements which will be adopted in 2011.
Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010 — 17 – Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We are currently evaluating the potential impact of this standard, but do not expect it to have a significant impact on our financial position or results of operations.

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
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of the Licensed Product, referred to as the SATURN trial, for second-line castrate resistant prostate cancer, initiated in the second quarter of 2010. The Company will have primary responsibility for the oversight of this trial;
•	a phase 3 clinical trial of the Licensed Product for first-line castrate resistant prostate cancer, expected to initiate in the third quarter of 2010; and
•	a phase 3 clinical trial of the Licensed Product for first-line non-small cell lung cancer (“NSCLC”), expected to initiate by early 2011.
Funding responsibilities for the Clinical Development Plan will be allocated as follows:
•	the Company will be required to spend $30 million in direct and indirect development costs, and
•	Teva will fund all other expenses under the Clinical Development Plan.
Upon entering into the Collaboration Agreement, the Company assessed whether withholdings taxes were owed to the Israeli Tax Authority (“ITA”) resulting from the Collaboration Agreement. It was the Company’s position that withholdings taxes were not owed, and a claim was issued to the ITA accordingly. For accounting purposes management concluded that withholdings tax claim was an uncertain tax position, and $3 million, which represented the potential withholdings tax obligation, was initially recorded as Restricted Cash pending the Israeli Tax Authorities review of our claim and a corresponding liability of $3 million was included in Accounts Payable and Accrued Liabilities. In June 2010, the Company received approval from the ITA for our request for a withholdings tax exemption on amounts received from Teva in relation to the Collaboration Agreement. Following receipt of this approval from the ITA the $3 million was released to the Company from escrow. Subsequently, the Company released the $3 million liability and recorded a $3 million income tax recovery in the second quarter of 2010.

Revenue for the six months ended June 30, 2010 was $6.4 million, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the OGX-011 phase 3 development plan under our Collaboration Agreement with Teva and OGX-011 manufacturing costs incurred by OncoGenex in the six months ended June 30, 2010 that are reimbursable from Teva on a cash basis. At June 30, 2010, a remaining balance of $24.1 million of the up-front payment was recorded in deferred collaboration revenue, and $362 thousand was reimbursable from Teva on a cash basis and included in Amounts Receivable. There were no revenues recorded in the six months ended June 30, 2009 and all revenues realized since inception have been the result of the Collaboration Agreement with Teva.
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
As quoted prices in active markets are not readily available for certain financial instruments, the Company obtains estimates for the fair value of financial instruments through independent pricing service providers.
In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820.
The Company invests its excess cash in accordance with investment guidelines that limit the credit exposure to any one financial institution other than securities issued by the U.S. Government. These securities are not collateralized and mature within one year.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
Marketable Securities
Cash	$11,733	$—	$—	$11,733
Money market securities	10,194	—	—	10,194
U.S. government securities	6,500	—	—	6,500
U.S. agency securities	1,000	1,000	—	2,000
Corporate bonds and commercial paper	—	17,379	—	17,379
	$29,427	$18,379	$—	$47,806
Marketable securities as at June 30, 2010 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value

Cash	$11,733	$—	$—	$11,733
Money market securities	9,692	—	—	9,692
U.S. government securities	3,000	—	—	3,000
U.S. agency securities	1,000	—	—	1,000
Corporate bonds and commercial paper	7,586	—	—	7,586
Cash and cash equivalents	$33,011	$—	$—	$33,011

Money market securities	502	—	—	502
Restricted cash	$502	$—	$—	$502

U.S. government securities	3,500	—	—	3,500
U.S. agency securities	1,000	—	—	1,000
Corporate bonds and commercial paper	9,793	—	—	9,793
Short-term investments	$14,293	$—	$—	$14,293

All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the periods ended June 30, 2010, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at June 30, 2010. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of June 30, 2010 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at June 30, 2010 given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.
5. SHAREHOLDERS’ EQUITY
[a] Authorized
25,000,000 authorized common voting share, par value of $0.001, and 5,000,000 preferred shares with a par value of $0.001.
[b] Issued and Outstanding Shares
During the six month period ended June 30, 2010 the Company issued 117,643 common shares upon exercise of stock options for proceeds of $521,000 (period ended June 30, 2009 – 7,646 for proceeds of $32,000). The Company issues new shares to satisfy stock option exercises.
[c] Stock options
2010 Performance Incentive Plan
At the 2010 Annual Meeting of Stockholders of the Company held on June 8, 2010, stockholders of the Company approved the 2010 Performance Incentive Plan, which authorized the Company to issue up to an aggregate of 450,000 shares of common stock pursuant to options or restricted share awards granted under the 2010 Plan. Following the approval of the 2010 Performance Incentive Plan, we are no longer able to issue additional equity awards under any of our other equity compensation plans. As at June 30, 2010 the Company has reserved, pursuant to various plans, 1,113,300 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 677,276 are reserved for options currently outstanding, and 436,024 are available for future option grants.

Stock Option Summary
Options vest in accordance with terms as determined by the Board, typically over four years for employee grants and one to three years for Board of Director option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the share at the grant date.
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2009	802,871	6.95
Option grants	25,922	16.68
Option expirations	(7,311)	104.91
Option exercises	(117,643)	4.43
Option forfeitures	(26,563)	7.35

Balance, June 30, 2010	677,276	6.69
The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six months ended June 30,
	2010	2009
Risk-free interest rates	2.41%	1.68%
Expected dividend yield	0%	0%
Expected life	6 years	4 years
Expected volatility	74%	76%
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

The results for the periods set forth below included share-based compensation expense in the following expense categories in the consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
	$	$	$	$
Research and development	74	22	142	45
General and administrative	70	75	169	128

Total share-based compensation	144	97	311	173
As at June 30, 2010 the total unrecognized compensation expense related to stock options granted is $1,644,000 which is expected to be recognized into expense over a period of approximately four years.
As of June 30, 2010 and December 31, 2009 a total of 731,260 and 986,256 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
[d] Stock Warrants
At June 30, 2010, there were warrants outstanding to purchase 183,385 shares of common stock at exercise prices ranging from $74.70 to $79.56 per share and expiration dates ranging from August 2010 to October 2010.
6. RESTRUCTURING ACTIVITIES
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions will be recognized as adjustments to restructuring charges in future periods.
In June 2009 the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,457,000 in expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. The estimated fair value of the liability remaining with respect to excess facilities was $4,645,000 as of December 31, 2009. In the six months ended June 30, 2010, with respect to excess facilities, $665,000 was amortized into income through research and development expense, resulting in a remaining liability of $3,980,000 at June 30, 2010.

	Remaining	Amortization	Remaining
	Liability at	of excess	Liability
(In thousands)	December 31, 2009	lease facility	at June 30, 2010
Current portion of excess lease facility	$1,297	$45	$1,252
Long-term portion of excess lease facility	$3,348	$620	$2,728
	$4,645	$665	$3,980

7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of OGX-011 (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. $5.9 million of the total funding commitment has been incurred by OncoGenex as at June 30, 2010, and has been applied against the funding responsibility for the OGX-011 development plan resulting in a remaining deferred collaboration revenue balance of $24.1 million as at June 30, 2010. Teva will fund all other expenses under the Clinical Development Plan.
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
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We anticipate paying Isis and UBC $750,000 and CAD $100,000, respectively in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with castrate resistant prostate cancer (“CRPC”). We do not anticipate making any royalty payments to Isis or UBC in 2010. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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
The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in the first quarter of 2010 in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million. As of June 30, 2010, the unspent portion included on the balance sheet as deferred collaboration revenue was $24.1 million.
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
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2010	$90
2011	45

Total	$135

In November 2006, prior to the Arrangement (note 6), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, the lease stipulates the Company must issue a standby letter of credit for approximately $502,000 which was issued in 2010 and is included in Restricted Cash. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $3,980,000 as at June 30, 2010 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2010	$998
2011	2,055
2012	2,117
2013	2,180
2014	2,245
remainder	7,150

Total	$16,745
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for the periods ended June 30, 2010 and 2009 was $1,092,000 and $1,130,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2010.
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

8. COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
	$	$	$	$
Income (loss) for the period	154	(4,563)	(2,890)	(6,972)
Unrealized loss on cash equivalents and marketable securities	—	1	—	1

Comprehensive income (loss)	154	(4,564)	(2,890)	(6,973)
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to June 30, 2010. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

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
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	uncertainties regarding our future operating results, and the risk that our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected or nil;

•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;

•	dependence on Teva’s ongoing commitment and ability to develop and commercialize OGX-011;

•	dependence on the development and commercialization of our product candidates, particularly on OGX-011;

•	the risk that research or previous clinical trial results may not be indicative of results in humans or in future studies;

•	uncertainty relating to the timing and results of clinical trials;

•	uncertainties regarding the safety and effectiveness of our products and technologies;

•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

•	acceptance of our products by the medical community;

•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;

•	our ability to build out our product candidate pipeline through product in-licensing, acquisition activities, or otherwise;

•	general competitive conditions within the drug development and pharmaceutical industry and new developments or therapies that may not work in combination with our product candidates;

•	the potential for product liability issues and related litigation;

•	our dependence on key employees;

•	proper management of our operations;

•	the potential inability to successfully protect and enforce our intellectual property rights;

•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;

•	the reliance on third parties to manufacture and supply our product candidates;

•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;

•	volatility in the value of our common stock; and

•	general economic conditions.
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
MD&A Overview
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we explain the general financial condition and the results of operations for our Company, including:
•	an overview of our business;

•	results of operations and why those results are different from the comparative period in the prior year; and

•	our current capital resources, capital requirements and possible sources of additional funding for future capital requirements.
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have five product candidates in our pipeline, namely, OGX-011, OGX-427, OGX-225, SN2310, and CSP-9222, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
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
OncoGenex and Teva have developed a Clinical Development Plan under which one phase 3 clinical trial has been initiated and two additional phase 3 clinical trials will be initiated. We have designed two of the phase 3 clinical trials to evaluate the clinical benefit of OGX- 011 in patients with castrate resistant prostate cancer (“CRPC”) and, together with Teva, we are in the process of designing a third phase 3 clinical trial evaluating the clinical benefit of OGX-011 in non-small cell lung cancer (“NSCLC”), as follows:
•	a phase 3 registration trial evaluating a survival benefit for OGX-011 in combination with first-line docetaxel treatment in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010;
•	a phase 3 registration trial, referred to as the SATURN trial, evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, initiated in the second quarter of 2010; and
•	a phase 3 registration trial evaluating a survival benefit for OGX-011 in combination with first-line chemotherapy in at least 700 patients with NSCLC, expected to initiate in early 2011.
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
In February of 2010, OGX-011 received written, scientific advice from the European Medicines Agency (“EMA”) on the Company’s development plan for OGX-011 for the treatment of men with CRPC. The input received from the Committee for Medicinal Products for Human Use (“CHMP”) at the EMA was in overall agreement with OncoGenex’s development plan regarding the proposed preclinical studies and both the study designs and analyses for the phase 3 trials. The CHMP also agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.
Our phase 3 registration trials are designed to build on our phase 2 clinical trials, including:
•	a randomized phase 2 trial evaluating the benefit of combining OGX-011 with first-line docetaxel chemotherapy, the final results of which were presented during an oral presentation at the ASCO 2009 Annual Meeting. Analyses indicating a survival benefit in patients treated with OGX-011 in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard care for patients with advanced, progressive metastatic prostate cancer, are described in our 2009 Annual Report on Form 10-K filed on March 8, 2010 under the heading “Summary of Final Results of OGX-011 Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer”. Due to the results of our phase 2 trial, one of the phase 3 registration trials that will be initiated in 2010 will evaluate the survival benefit of OGX-011 in patients treated with first-line chemotherapy; and,

•	durable pain palliation defined as pain palliation of 12 weeks or greater has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with OGX-011, 46% had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 trial which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of our phase 2 trial, one of the phase 3 registration trials, the Prostate Cancer SATURN trial which was initiated in 2010, is evaluating the durable pain palliation benefit of OGX-011 in patients treated with second-line chemotherapy. The SATURN trial will enroll men in 50 cancer centres who have previously responded to first-line docetaxel therapy, but subsequently experience disease progression involving prostate cancer-related pain despite opioid usage.
The protocol for the OGX-011 phase 3 registration trial in advanced, unresectable NSCLC that Teva is expected to initiate in 2011, which will assess overall survival as the primary endpoint, has yet to be finalized.
Product Candidate OGX-427
OGX-427 is a second generation antisense drug which in preclinical experiments, inhibits production of Heat Shock Protein 27 (Hsp27), a cell survival protein found at elevated levels in many human cancers including prostate, lung, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancer. Many anti-cancer therapies are known to further elevate Hsp27 levels. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemo- or hormone therapy. Increased levels of Hsp27 in some human cancers are associated with metastases, poor prognosis and resistance to radiation or chemotherapy.
OGX-427 is being evaluated in a phase 1 study in patients with breast, prostate, ovarian, non-small cell lung, or bladder cancer who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the ASCO 2010 Annual Meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy regimens. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately 6 patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles.
When OGX-427 was given as a single agent, a median of 2 cycles (range of 0 to 8) was administered. Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The majority of adverse events felt to be related to OGX-427 consisted of grade 1 or 2 fever, chills, itching, or flushing (associated with the infusion of OGX-427) and fatigue.
When OGX-427 was combined with docetaxel, a median of 6 cycles (range of 1 to 10) was administered. Infusion reactions continued to be the most common adverse events, followed by nausea, back pain, poor appetite and shortness of breath. Despite evaluating OGX-427 at very high doses, a maximum tolerated dose for OGX-427 was not reached in this study.
When OGX-427 was used as monotherapy, 3 of 17 evaluable patients had a decrease in measurable disease of 20% or greater. In this heavily pretreated patient population, 2 of 4 patients with ovarian cancer had a decrease of 25% or greater in CA-125 (an ovarian tumor marker) and 3 of 15 patients with prostate cancer had a decrease of 30% or greater in PSA (a prostate tumor marker).

Of particular interest was the decrease at all doses and in all diseases evaluated in both total circulating tumor cells in patients (‘CTCs’) and CTCs which were positive for Hsp27 (Hsp27(+) CTCs). Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for solid tumors, and patients with values of five cells or less are generally considered to have a favorable prognosis. In 9 of 26 evaluable patients, the total CTCs had decreased to 5 tumor cells or less, while Hsp27(+) CTCs decreases were noted in all diseases evaluated and in 89% of patients treated. In addition, serum Hsp27 protein levels were decreased by 30% or greater over a period of at least 6 weeks in approximately 25% of patients at the 800 and 1000 mg doses.
When OGX-427 was combined with docetaxel, 5 of 10 patients had a decrease in measurable disease of 20% or greater. 5 of 9 patients with prostate cancer had a decrease of 30% or greater in PSA. Again, decreases in both total CTCs and Hsp27(+) CTCs were observed. Hsp27(+) CTCs were decreased in 71% of patients treated. In 5 of 7 evaluable patients, the total CTCs had decreased to 5 cells or less. Serum Hsp27 protein levels were decreased by 30% or greater over a time period of at least six weeks in approximately 35% of patients.
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The study, which will enroll up to 36 patients with bladder cancer, is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored study is funded by the National Cancer Institute of Canada.
In January 2010, we announced that a second investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC has received grant funding. The randomized, controlled phase 2 study will enroll up to 72 patients and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post study treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. The trial is expected to start in the second half of 2010 following final analysis of phase 1 data and approval by Health Canada and the institutional review board. The funds were awarded by a third party granting agency to Dr. Kim Chi, a medical oncologist at the BC Cancer Agency, Research Scientist at the Vancouver Prostate Centre and the principal investigator of the OGX-427 phase 2 trial.
We are currently evaluating various alternatives, including partnering, which would allow us to expand the OGX-427 development plan beyond the ongoing bladder cancer trial and the CRPC trial planned to initiate later this year.
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
Collaboration Revenue
We recorded $6.4 million of collaboration revenue in connection with our OGX-011 Collaboration Agreement with Teva in the six months ended June 30, 2010. At June 30, 2010, $24.1 million of the upfront payment was included in the balance sheet line item Deferred Collaboration Revenue, which we are amortizing over the period reflecting the expected performance period of our deliverables under this agreement. Management currently expects this performance period to end in the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ended December 31, 2010. There were no revenues in the six months ended June 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
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
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of OGX-011 which will include personnel costs for certain development activities. Teva is required to fund all other expenses under the Clinical Development Plan. A total of $5.9 million of costs incurred by the Company have been applied against the Company’s $30 million funding commitment, resulting in a remaining funding commitment of $24.1 million at June 30, 2010. We expect compensation for our full time equivalent employee costs of between $1.5 and $2.5 million per year from 2010 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We expect to incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.
A majority of the Company’s expenditures to date have been related to the development of OGX-011. Until July 2, 2008, OGX-011 was being co-developed with Isis and R&D expenses for OGX-011 were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of OGX-011 by OncoGenex. In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to OGX-011, the Company paid $10 million to Isis in the first quarter of 2010, which was included in R&D expenses in 2009. The Company also paid $333,333 in the first quarter of 2010 to UBC pursuant to the terms of their license agreement relating to OGX-011, which was also included in R&D expenses in December 2009. Amounts owing to Isis and UBC at December 31, 2009 were paid in the first quarter of 2010.

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
In June 2009, the Company revised its sublease income assumptions used to estimate the fair value of the excess lease facility liability. These assumptions were subsequently revised again in December 2009. These changes in estimate resulted in increases in the fair value of the excess lease liability and $494,000 and $3,457,000 in charges to research and development expense recorded in June 2009 and December 2009, respectively, to reflect these changes in estimate. The estimated fair value of the liability remaining at December 31, 2009 with respect to excess facilities was $4,645,000. In the six months ended June 30, 2010, with respect to excess facilities, $665,000 was amortized into income recorded within research and development expense, resulting in a remaining liability of $3,980,000 at June 30, 2010.
Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenue for the three months ended June 30, 2010 was $1.7 million, consisting of partial recognition of the non-refundable up-front payments received from Teva in December 2009, as well as reimbursements from Teva for OGX-011 manufacturing costs incurred by OncoGenex in 2010. At June 30, 2010, $24.1 million of the upfront payment received from Teva was included on the Company’s Balance Sheet as Deferred Collaboration Revenue which we are amortizing over the expected performance period of our deliverables under the Collaborative Agreement. We currently expect this performance period to end in the fourth quarter of 2012. No revenues were recorded in the quarter ended June 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.

Research and development expenses for the three months ended June 30, 2010 were $3.1 million, compared to $3.6 million in the corresponding period of 2009. The costs incurred in the three months ended June 30, 2010 were primarily due to manufacturing costs, clinical trial costs associated with the OGX-011 phase 3 clinical trials, and employee expenses. The costs incurred in the three months ended June 30, 2009 were due mainly to the purchase of OGX-011 drug compound from Isis, costs associated with the development of OGX-427, employee expenses and facility costs resulting from the reverse takeover of Sonus. The decrease in research and development expenses in the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was due to a change in estimate relating to the sublease assumptions associated with the Company’s Bothell facility, which resulted in a $494 thousand expense in the second quarter of 2009. Clinical trial costs incurred in 2010 for the OGX-011 phase 3 clinical trials are applied against the non-refundable up-front payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
G&A expenses for the three months ended June 30, 2010 were $1.5 million compared to $1.0 million for the three months ended June 30, 2009. The increases in 2010 were due mainly to higher employee expenses, professional fees for legal and auditing services, employee recruitment costs and stock based compensation expense.
Interest income for the quarter ended June 30, 2010 was $14 thousand compared to $3 thousand for the quarter ended June 30, 2009 due to higher balances of interest bearing securities in the second quarter of 2010 as compared to 2009.
Other for the three months ended June 30, 2010 was $7 thousand in expense compared to $31 thousand in income for the three months ended June 30, 2009. The expense in 2010 is due to a foreign exchange loss, while income earned in 2009 related to gains on sales of equipment.
An income tax recovery of $3.0 million was booked in the second quarter of 2010, as the Company received approval from the Israel Tax Authority (“ITA”) for a withholdings tax exemption on amounts received from Teva in relation to the collaboration. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million of which $20 million was for an upfront milestone payment and subject to possible withholding taxes by the ITA. Prior to the receipt of the approval, Teva was granted a temporary exemption for a transfer of $17 million of the $20 million upfront milestone payment. Such temporary exemption was conditioned upon Teva’s depositing $3 million, which represented 15% of the consideration paid according to the Collaboration Agreement, in a trust account in favor of the ITA, until a final decision would be made by the ITA regarding the request. Accordingly, prior to the receipt of the approval, the Company had recorded a $3 million liability recognizing this amount as an uncertain tax position. Following this approval from the ITA, this liability has been released, and the Company has recorded a $3 million income tax recovery. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenue for the six months ended June 30, 2010 was $6.4 million, consisting of partial recognition of the non-refundable up-front payments received from Teva in December 2009, as well as OGX-011 manufacturing costs incurred by OncoGenex that are reimbursable from Teva on a cash basis. Of amounts reimbursable from Teva on a cash basis, $362 thousand is included in amounts receivable at June 30, 2010. At June 30, 2010, $24.1 million of the upfront payment received from Teva was included on the Company’s Balance Sheet as Deferred Collaboration Revenue which we are amortizing over the expected performance period of our deliverables under our agreement. We currently expect this performance period to end in the fourth quarter of 2012. No revenues were recorded in the six months ended June 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.

Research and development expenses for the six months ended June 30, 2010 were $9.5 million, compared to $5.3 million in the corresponding period of 2009. The increases in 2010 were primarily due to manufacturing costs and clinical trial costs associated with the OGX-011 phase 3 clinical trials, as well as increased employee expenses. Clinical trial costs for the OGX-011 phase 3 clinical trials are applied against the non-refundable up-front payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis.
G&A expenses for the six months ended June 30, 2010 were $2.8 million compared to $1.8 million for the six months ended June 30, 2009. The increases in 2010 were due mainly to higher employee expenses including severance charges, professional fees for legal and auditing services, employee recruitment costs and stock based compensation expense.
Interest income for the six months ended June 30, 2010 was $19 thousand compared to $36 thousand for the six months ended June 30, 2009 due to lower interest rates earned on our marketable securities in 2010 as compared to 2009.
Other for the six months ended June 30, 2010 was $26 thousand in expense compared to $55 thousand in income for the six months ended June 30, 2009. The expense in 2010 is due to foreign exchange losses, while income earned in 2009 related to gains on sales of equipment.
An income tax recovery of $3.0 million was booked in the second quarter of 2010, as the Company received approval from the ITA for its request for a withholdings tax exemption on amounts received from Teva in relation to the collaboration. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million of which $20 million was for an upfront milestone payment and subject to possible withholding taxes by the ITA. Prior to the receipt of the approval, Teva was granted a temporary exemption for a transfer of $17 million of the $20 million upfront milestone payment. Such temporary exemption was conditioned upon Teva’s depositing $3 million, which represented 15% of the consideration paid according to the Agreement, in a trust account in favor of the ITA, until a final decision would be made by the ITA regarding the request. Accordingly, prior to the receipt of the approval, the Company had recorded a $3 million liability recognizing this amount as an uncertain tax position. Following this approval from the ITA, this liability has been released, and the Company has recorded a $3 million income tax recovery. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
Liquidity and Capital Resources
OncoGenex has incurred an accumulated deficit of $56.4 million through June 30, 2010, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the six month period ended June 30, 2010, we generated $6.4 million in collaboration revenue from the Teva Collaboration Agreement.
All of our operations to date have been funded through the sale of our debt and equity securities, and upfront payments received from Teva. As at June 30, 2010, OncoGenex had cash, cash equivalents, and short-term investments of $47.3 million in the aggregate as compared to cash, cash equivalents and short-term investments of $64.6 million as at December 31, 2009. As at June 30, 2010, OncoGenex does not have any borrowing or credit facilities available to it. In 2010, we anticipate that we will incur operating expenses of between $30 million and $32 million, and we anticipate ending the year with cash, cash equivalents, short-term investments and amounts receivable of between $32 million and $34 million. Based upon our current expectations, we believe our capital resources at June 30, 2010 will be sufficient to fund our currently planned operations into mid-2012 and expect that both planned phase 3 prostate cancer trials will be fully accrued by this time. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements”.

Cash Flows
Cash Used in Operations
For the six months ended June 30, 2010, net cash used in operations was $17.8 million, compared to $6.6 million in the corresponding period of 2009. This increase in cash used in operations in the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to increased R&D expenses associated with manufacturing of OGX-011 drug product, upfront payments for OGX-011 clinical trial activities, and payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva.
Cash Provided by Financing Activities
For the six months ended June 30, 2010, net cash provided by financing activities was $521 thousand as compared to $32 thousand in the corresponding period of 2009. All net cash provided by financing activities in the six months ended June 30, 2010 and June 30, 2009 was the result of proceeds from the issuance of common shares on stock option exercises.
Cash Used/Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2010 was $11.8 million as compared to net cash provided by investing activities of $3.3 million in the corresponding period of 2009. Net cash used/provided by investing activities in the six months ended June 30, 2010 and 2009 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into mid-2012, including:
•	completing patient accrual in the SATURN trial, a phase 3 clinical trial evaluating a durable pain palliation benefit for OGX-011 in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, which was initiated in the second quarter of 2010;
•	completing patient accrual in a phase 3 clinical trial evaluating a survival benefit for OGX-011 in combination with docetaxel as first-line chemotherapy in approximately 800 men with CRPC, expected to initiate in the third quarter of 2010;
•	completing follow-up monitoring visits related to our completed phase 2 clinical trials of OGX-011;
•	completing follow-up monitoring visits related to the phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;
•	continuing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;
•	initiating an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer;

•	continuing partnering discussions with respect to OGX-427 and assessing opportunities to expand OGX-427 development plan into additional randomized phase 2 trials; and
•	meeting working capital needs, capital expenditures and general corporate purposes.
As of June 30, 2010, we have a remaining commitment to fund $24.1 million towards the three phase 3 trials of OGX-011, some of which we expect to be in the form of in kind contributions for full time equivalent employee costs, while Teva is required to fund all additional expenses under the Clinical Development Plan.
The final results from the planned OGX-011 phase 3 trials may be released at a date beyond our current available cash runway. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If and when needed to extend our cash availability or to conduct any such currently unplanned development activities, we would seek any such necessary funding through the licensing or sale of certain of our product candidates, executing a partnership or collaboration agreement, or through private or public offerings of our equity securities or debt financings.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at June 30, 2010.
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

Material Changes in Financial Condition

	June 30,	December 31,
(In thousands)	2010	2009
	$	$
Total assets	51,142	68,980
Total liabilities	30,243	46,021
Shareholders’ equity	20,899	22,959
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
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at June 30, 2010, the decline in the fair value of our investment portfolio would not be material.

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
During the quarter ended June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. The risk factors disclosed here, in addition to the other information set forth in this quarterly report and in our Annual Report of Form 10-K for the year ended December 31, 2009 as filed on March 8, 2010, could materially affect our business, financial condition or results of operations. You should carefully consider such information before engaging in any transaction involving shares of our common stock. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
Risks Related to Our Business
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
To date, we have financed our operations primarily through the sale of our equity securities and from the upfront payment we received pursuant to our Collaboration Agreement with Teva. We believe that our existing capital resources and interest thereon, including the upfront payment we received from Teva in December 2009, will be sufficient to meet our current operating requirements into mid-2012 and expect that both phase 3 prostate cancer trials will be fully accrued by this time. However, if our Collaboration Agreement with Teva were to be terminated or if Teva failed to fulfill its obligations thereunder, or if the trials accrue slower than expected or are initiated later than expected, or if we change our development plans, acquire rights to new product candidates or cannot find third party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including without limitation:
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
Under our Collaboration Agreement with Teva, we rely heavily on Teva to collaborate with us in respect of the development and global commercialization of OGX-011. Furthermore, under such Collaboration Agreement, we and Teva must agree on any changes to the Clinical Development Plan for OGX-011. As a result of our dependence on our relationship with Teva, the eventual success or commercial viability of OGX-011 is largely beyond our control. The financial returns to us, if any, under our Collaboration Agreement with Teva depend in large part on the achievement of development and commercialization milestones, plus a share of any revenues from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large in part on the performance of Teva under the agreement.
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
Teva may change its business strategy. Decisions by Teva to either reduce or eliminate its participation in the oncology field, to emphasize other competitive agents currently in its portfolio, or to add additional competitive agents to its portfolio, could result in a decision to terminate the Collaboration Agreement. In the event of termination of the Collaboration Agreement, among other things, we may have responsibility for paying for any remaining costs of all three phase 3 clinical trials. Any such termination could adversely affect the timing and extent of development and commercialization activities, which could cause significant delays and funding shortfalls impacting those activities and seriously harm our business.
We are highly dependent on the success of our lead product candidate, OGX-011, and we cannot give any assurance that OGX-011 or any of our other product candidates will receive regulatory approval.
OGX-011 has been evaluated in five phase 2 clinical trials, and results for these trials were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and OGX-011 may never receive regulatory approval. In order to market OGX-011, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have initiated one registration trial with OGX-011 and are intending to initiate a second registration trial in 2010. OGX-427 and SN2310 have been evaluated in humans, though we have very limited safety data and have not yet established efficacy in humans. We have completed enrollment in the phase 1 clinical trial of SN2310 and the dose limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population, as expected, was significant neutropenia. Additional clinical trials will be required for SN2310 to establish the safety and efficacy of this product candidate. Neither OGX-225 nor CSP-9222 have yet been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may be unable to initiate clinical evaluation of them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of OGX-011 or our other product candidates could have a material and adverse impact on our business.
We rely on third parties to manufacture and supply our product candidates.
We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient for OGX-011 has been manufactured for us by Isis Pharmaceuticals Inc., or Isis, or Avecia and all drug product has been manufactured for us by Formatech, Inc., Pyramid Laboratories, Inc. and Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract which has been fulfilled. We will need to obtain FDA approval of Avecia as our contract manufacturer and additional quantities of OGX-011 to complete our phase 3 clinical trials.
All active pharmaceutical ingredient for OGX-427 for IND-enabling toxicology studies and initial clinical trials has been manufactured for us by Avecia and all drug product has been manufactured for us by Laureate Pharma, Inc., in each case pursuant to a purchase order or short-term contract which has been fulfilled.

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
Third party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices. We have experienced manufacturing quality issues resulting in an unusable lot of product candidate. Any performance failure on the part of our contract manufacturers could delay regulatory approval of our contract manufacturers, clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, which may cause us to incur higher costs and could prevent us from commercializing our product candidates successfully. If we are unable to find one or more replacement manufacturers capable of production at a reasonably favorable cost, in adequate volumes, of adequate quality, and on a timely basis, we would likely be unable to meet demand for our product candidates and our clinical trials could be delayed or we could lose potential revenue. Our ability to replace an existing active pharmaceutical ingredient manufacturer may be difficult because the number of potential manufacturers is limited to approximately four manufacturers, and the FDA must inspect any replacement manufacturer and review information related to product produced at the manufacturer before they can begin manufacturing our product candidates. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.
Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with current Good Manufacturing Practices (cGMP), and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously harm our business.
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
Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, the Institutional Review Board, or IRB, overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, by Teva in the case of OGX-011, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.
We do not know whether any of our currently planned clinical trials for OGX-011 or OGX-427 will proceed or be completed on schedule, or at all, or, with respect to our other product candidates, whether we will be able to initiate any future pre-clinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future pre-clinical studies or clinical trials could be substantially delayed or prevented by several factors, including:
•	delay or failure to obtain sufficient manufacturing supply of OGX-011;
•	decrease in Teva’s level of focus and efforts to develop OGX-011;
•	delay or failure to obtain acceptance from the FDA of Avecia as our manufacturer for OGX-011;
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;
•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;
•	introduction of new product candidates to the market in therapeutic areas similar to those which we are developing our product candidates;
•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those which we are developing our product candidates;
•	delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment thereto under a Special Protocol Assessment;
•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and
•	delay or failure to obtain the approval of the IRB to conduct a clinical trial at a prospective site.
The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:
•	delay or failure to obtain sufficient manufacturing supply of OGX-011;
•	delay or failure to obtain acceptance from the FDA of Avecia as our manufacturer for OGX-011;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials; and
•	delay or failure to obtain future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates in the event of material unforeseen costs relating to our clinical trials currently in progress.
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
Our product candidates may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization
OGX-011 has been administered to 294 patients with various types of cancer. Some of the patients experienced various adverse events, the majority of which are associated with other treatments in the protocol and the disease. The majority of adverse events were mild and the most common adverse events associated with OGX-011 consisted of flu-like symptoms. Of the serious adverse events associated with OGX-011, neutropenia, vomiting, dehydration, pyrexia, pleural effusion and difficulty breathing (also known as “dyspnea”) were the most common events, occurring in greater than 2% of patients.
OGX-427 has been administered to 53 patients with various types of cancer in a phase 1 clinical trial. Enrollment in the five cohorts with dose-escalation of OGX-427 as monotherapy and in the two cohorts in which docetaxel was administered in combination with OGX-427 is complete. There was only one dose-limiting toxicity; thus, the maximum tolerated dose (MTD) was not reached. Of the 46 patients presented at ASCO 2010, the majority of the adverse events were infusion reactions which were documented in 72% of patients and increased in incidence with increasing dose. The majority (93%) were grade 1 or 2. Grade 3/4 laboratory events which occurred in decreasing frequency were lymphopenia, prolonged PTT, neutropenia, hyponatremia, anemia, elevated creatinine and thrombocytopenia. During monotherapy and when OGX-477 was administered as combination therapy, there was evidence of decrease in tumor markers (CA-125 and PSA), decreases in Hsp27+ CTCs (circulating tumor cells), and reduction of serum Hsp27 protein levels.
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
Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product. Recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or the inability to obtain, applicable regulatory approvals, would prevent us from commercializing its product candidates.
Even if we or Teva receive regulatory approval to market our product candidates, the market may not be receptive to our products.
Even if our product candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including the:
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
We will need to retain additional personnel and expand our other resources in order to promote OGX-011 in the event we exercise our copromotion option and develop our other product candidates. If we fail to effectively expand our operations, including attracting and retaining key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates and our business may be materially adversely affected.
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

Should OGX-011 receive marketing approval in the United States and Canada, or should we exercise our co-promotion option, which we do not anticipate having the funds to do, we would need to hire a substantial number of specialized personnel, including field-based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management, or our inability to recruit a new Chief Financial Officer, could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result. Among other things, if any of such events were to occur, we may not be able to comply with our contractual obligations to Teva under our Collaboration Agreement or advance our product candidates, which could have a material adverse effect on our business.
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
Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents and investment securities.
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
With respect to OGX-011, OGX-427 and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use and we have licensed from Isis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Isis under certain third party patent portfolios directed to such modifications. We have entered into an exclusive inlicensing agreement with Bayer for development of caspase activators that are presently being evaluated in preclinical studies.
The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from Isis, we do not have and have not had any control over the filing, prosecution or enforcement of these patents or patent applications. In the case of patents and patent applications licensed from Bayer, we did not have any control over the filing of the patents and patent applications before the effective date of the Bayer license, and have had control over the filing and prosecution of these patents and patent applications after the effective date of the Bayer license. Under certain circumstances, we also have the right to enforce patents and patent applications licensed from Bayer. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensors will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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
The patents for our product candidates have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, certain of the U.S. patents directed to OGX-011 and its use that have been licensed from UBC are scheduled to expire in 2020 and 2021. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.
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
In the United States and elsewhere, our product revenues will depend principally upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost-effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs, pharmaceutical products or product indications. We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such clinical trials may require us to commit a significant amount of management time and financial and other resources. If reimbursement of such product is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues could be reduced.
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
We intend to market certain of our existing and future product candidates in non-North American markets. In order to market our existing and future product candidates in the European Union and many other non-North American jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-North American regulatory authorities. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA or other regulatory authorities does not ensure approval by regulatory authorities in other countries, and approval by one or more non-North American regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-North American regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain non-North American regulatory approvals on a timely basis, if at all. We may not be able to file for non-North American regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.
We are at risk of securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price and those of other biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and particularly over the past year. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 6.	Exhibits
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: August 5, 2010	By:	/s/ Cameron Lawrence
Cameron Lawrence
Principal Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Description

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008† (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

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

3.7	Certificate of Amendment to Certificate of Incorporation filed on June 8, 2010 (Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.)

3.8	Fourth Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.)

4.1	Specimen Certificate of Common Stock (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

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

10.13	OncoGenex Pharmaceuticals, Inc. 2010 Performance Inactive Plan (“2010 Plan”) (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 19, 2010.)

10.14	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement under the 2010 Plan (Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.)

10.15	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement under the 2010 Plan (Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.)

10.16	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.17
Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc. (Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.)

10.18	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program (Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.)

10.19	Agreement and Consent Form (related to the Short Term Incentive Awards Program) (Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.)

10.20	Form of Indemnification Agreement for Officers and Directors of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.)

10.21
Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack and Cindy Jacobs (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.22
Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.)

10.23
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

10.27
Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson (Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.)

10.28
Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.)

10.29	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.30
Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.31
Securities Purchase Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.32	Form of Purchase Warrant related to the Securities Purchase Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.33	Form of Purchase Warrant issued to Schering AG (Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.)

10.34
Registration Rights Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein (Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.)

10.35	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

10.36
First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.)

10.37
Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.)

Exhibit
Number	Description

10.38
Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.39
Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

10.40
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

10.43
Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)* (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.)

10.44
Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)* (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.)

10.45
License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)* (Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.)

10.46
Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427) (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.)

10.47
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