Form 10-Q
period 2010-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2010-11-04
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, $0.001 par value	9,658,591

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars)

	September 30,	December 31,
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents [note 4]	11,781	62,051
Restricted cash [note 4 and note 7]	502	—
Short-term investments [note 4]	30,286	2,517
Amounts receivable	3,595	3,109
Prepaid expenses	1,030	722
Total current assets	47,194	68,399
Property and equipment, net	70	72
Other assets	509	509
Total assets	47,773	68,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	2,123	14,453
Deferred Collaboration Revenue [note 3]	10,000	10,000
Current portion of long-term obligations [note 6]	1,344	1,328
Total current liabilities	13,467	25,781
Deferred Collaboration Revenue, less current portion [note 3]	13,043	16,528
Long-term obligation [note 6]	6,960	3,712
Total liabilities	33,470	46,021
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 6,480,505 issued and outstanding at September 30, 2010 and 6,324,033 issued and outstanding at December 31, 2009	6	6
Additional paid-in capital	74,926	73,798
Accumulated deficit	(63,269)	(53,485)
Accumulated other comprehensive income	2,640	2,640
Total shareholders’ equity	14,303	22,959
Total liabilities and shareholders’ equity	47,773	68,980
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	$	$	$	$
COLLABORATION REVENUE [note 3]	4,881	—	11,282	—

EXPENSES
Research and development	6,723	1,513	16,182	6,301
General and administrative	1,067	885	3,892	2,670
Restructuring expense [note 6]	4,038	—	4,038	494
Total expenses	11,828	2,398	24,112	9,465

OTHER INCOME (EXPENSE)

Interest income	25	5	44	41
Other	28	24	2	79
Total other income (expense)	53	29	46	120

Loss for the period before income taxes	6,894	2,369	12,784	9,345
Income tax expense (recovery) [note 3]	—	16	(3,000)	12
Net loss	6,894	2,385	9,784	9,357

Basic and diluted loss per common share	1.07	0.40	1.53	1.65

Weighted average number of common shares	6,453,950	5,906,059	6,396,210	5,671,158
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Nine months ended
	September 30,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(9,784)	(9,357)
Add items not involving cash
Depreciation and amortization	39	38
Stock-based compensation [note 5(c)]	462	290
Restructuring expense [note 6]	4,038	494
Changes in non-cash working capital items
Amounts receivable	(486)	122
Investment tax credit recoverable	—	1,090
Restricted cash	(502)	—
Prepaid expenses	(308)	(166)
Other assets	—	(746)
Accounts payable and accrued liabilities	(12,330)	(895)
Long-term obligations	(774)	(106)
Deferred collaboration revenue	(3,485)	—
Cash used in operating activities	(23,130)	(9,236)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	674	67
Issuance of common shares, net of share issue costs	—	9,303
Cash provided by financing activities	674	9,370

INVESTING ACTIVITIES
Purchase of investments	(40,086)	(3,933)
Proceeds from sale of investments	12,302	6,280
Purchase of property and equipment	(37)	(15)

Cash provided (used in) by investing activities	(27,821)	2,332

Effect of exchange rate changes on cash and cash equivalents	7	(31)
Decrease in cash and cash equivalents during the period	(50,270)	2,435
Cash and cash equivalents, beginning of the period	62,051	7,618

Cash and cash equivalents, end of the period	11,781	10,053

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	65
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
The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc., our wholly owned subsidiary, OncoGenex Technologies Inc., and our former wholly owned subsidiary, OncoGenex, Inc. OncoGenex, Inc. ceased operations in 2009 and was subsequently dissolved. All intercompany balances and transactions have been eliminated.
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
Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010 — 17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We are currently evaluating the potential impact of this standard, but do not expect it to have a significant impact on our financial position or results of operations.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with adjustments to sublease income assumptions relating to our Bothell facility (note 6) were reclassified during the third quarter of 2010 from research and development expenses to restructuring expenses. This reclassification on the statements of operations was made in all prior periods presented for comparability purposes. This reclassification had no effect on net income, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.
3. COLLABORATION AGREEMENT
On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies Inc., entered into a Collaboration Agreement (the “Collaboration Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”) for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the products containing custirsen and related compounds (“Licensed Product”).
On the same date, the Company and Teva also entered into a stock purchase agreement pursuant to which Teva made an additional $10 million equity investment in the Company at a 20% premium to a thirty-day average closing price, resulting in 267,531 shares purchased at a price of $37.38 per Share. The 20% share premium is included as consideration for the custirsen license and has been included in deferred collaboration revenue.
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	a phase 3 clinical trial of the Licensed Product, referred to as The Prostate Cancer Saturn Study (the “SATURN” trial), for second-line castrate resistant prostate cancer, initiated in the second quarter of 2010. The Company will have primary responsibility for the oversight of this trial;

•	a phase 3 clinical trial of the Licensed Product, referred to as the SYNERGY trial, for first-line castrate resistant prostate cancer, initiated in the third quarter of 2010. Teva will have primary responsibility for the oversight of this trial; and

•	a phase 3 clinical trial of the Licensed Product for first-line non-small cell lung cancer (“NSCLC”), expected to initiate in 2011. Teva will have primary responsibility for the oversight of this trial.
Funding responsibilities for the Clinical Development Plan will be allocated as follows:
•	the Company will be required to spend $30 million in direct and indirect development costs, and

•	Teva will fund all other expenses under the Clinical Development Plan.

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
Revenue for the nine months ended September 30, 2010 was $11.3 million, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs incurred by OncoGenex in the nine months ended September 30, 2010 that are reimbursable from Teva on a cash basis. At September 30, 2010, a remaining balance of $23 million of the up-front payment was recorded in deferred collaboration revenue, and $3.5 million was reimbursable from Teva on a cash basis and included in Amounts Receivable. There were no revenues recorded in the nine months ended September 30, 2009 and all revenues realized since inception have been the result of the Collaboration Agreement with Teva.
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
The Company invests its excess cash in accordance with investment guidelines that limit the credit exposure to any one financial institution other than securities issued by the U.S. Government. Our securities are not collateralized and mature within one year.

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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
Marketable Securities
Cash	$3,683	$—	$—	$3,683
Money market securities	6,029	—	—	6,029
U.S. government securities	9,198	—	—	9,198
U.S. agency securities	—	1,424	—	1,424
Corporate bonds and commercial paper	—	22,235	—	22,235
	$18,910	$23,659	$—	$42,569

Marketable securities as at September 30, 2010 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Cash	$3,683	$—	$—	$3,683
Money market securities	5,527	—	—	5,527
Corporate bonds and commercial paper	2,572	—	1	2,571
Cash and cash equivalents	$11,782	$—	$1	$11,781

Money market securities	502	—	—	502
Restricted cash	$502	$—	$—	$502

U.S. government securities	9,197	1	—	9,198
U.S. agency securities	1,424	—	—	1,424
Corporate bonds and commercial paper	19,664	2	2	19,664
Short-term investments	$30,285	$3	$2	$30,286
All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the periods ended September 30, 2010, and no significant unrealized gains or losses are included in accumulated other comprehensive income as at September 30, 2010. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of September 30, 2010 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at September 30, 2010 given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.
5. SHAREHOLDERS’ EQUITY
[a] Authorized
25,000,000 authorized common voting share, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.
[b] Issued and Outstanding Shares
During the nine month period ended September 30, 2010 the Company issued 156,472 common shares upon exercise of stock options for proceeds of $674,000 (period ended September 30, 2009 — 15,845 for proceeds of $67,000). The Company issues new shares to satisfy stock option exercises.

[c] Stock options
2010 Performance Incentive Plan
At the 2010 Annual Meeting of Stockholders of the Company held on June 8, 2010, stockholders of the Company approved the 2010 Performance Incentive Plan. Following the approval of the 2010 Performance Incentive Plan, we are no longer able to issue additional equity awards under any of our other equity compensation plans. As at September 30, 2010 the Company has reserved, pursuant to various plans, 1,074,471 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 651,947 are reserved for options currently outstanding, and 422,524 are available for future option grants.
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
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2009	802,871	6.95
Option grants	39,422	15.52
Option expirations	(7,311)	104.91
Option exercises	(156,472)	4.31
Option forfeitures	(26,563)	7.35

Balance, September 30, 2010	651,947	6.99
The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine months ended
	September 30,
	2010		2009
Risk-free interest rates	2.36%		1.68%
Expected dividend yield	0%		0%
Expected life	6	years	4	years
Expected volatility	75%		76%

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
The results for the periods set forth below included share-based compensation expense in the following expense categories in the consolidated statements of operations:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)	$	$	$	$
Research and development	88	22	231	67
General and administrative	61	95	231	223

Total share-based compensation	149	117	462	290
As at September 30, 2010 the total unrecognized compensation expense related to stock options granted is $1,627,000 which is expected to be recognized into expense over a period of approximately four years.
As of September 30, 2010 and December 31, 2009 a total of 706,114 and 986,256 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
[d] Stock Warrants
At September 30, 2010, there were warrants outstanding to purchase 54,167 shares of common stock at an exercise price of $79.56 per share. These warrants expired in October 2010.
6. RESTRUCTURING ACTIVITIES
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which was considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges in future periods.

In June 2009 the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability and $494,000, $3,457,000, and $4,038,000 in expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $4,645,000 as of December 31, 2009. In the nine months ended September 30, 2010, with respect to excess facilities, $879,000 was amortized into income through research and development expense, resulting in a remaining liability of $7,804,000 at September 30, 2010.

				Remaining
	Remaining	Amortization	Additional	Liability
	Liability at	of excess	Liability	at September
(In thousands)	December 31, 2009	lease facility	Recorded	30, 2010
Current portion of excess lease facility	$1,297	$117	$146	$1,326
Long-term portion of excess lease facility	$3,348	$762	$3,892	$6,478
Total	$4,645	$879	$4,038	$7,804
7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, will pay up to $370 million upon the achievement of developmental and commercial milestones and will pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. $7 million of the total funding commitment has been incurred by OncoGenex as at September 30, 2010, and has been applied against the funding responsibility for the custirsen development plan resulting in a remaining deferred collaboration revenue balance of $23 million as at September 30, 2010. Teva will fund all other expenses under the Clinical Development Plan.
Pursuant to the Collaboration Agreement, OncoGenex and Teva agreed to collaborate in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. OncoGenex has an option to co-promote custirsen in the United States and Canada.
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

In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We anticipate paying Isis and UBC $750,000 and CAD $100,000, respectively in relation to a phase 2 clinical trial of OGX-427 in patients with castrate resistant prostate cancer (“CRPC”) in the fourth quarter of 2010. We do not anticipate making any royalty payments to Isis or UBC in 2010. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.
Unless otherwise terminated, the Isis agreements for custirsen and OGX-427 will continue for each product until the later of 10 years after the date of the first commercial product sale, or the expiration of the last to expire of any patents required to be licensed in order to use or sell the product, unless OncoGenex Technologies abandons either custirsen or OGX-427 and Isis does not elect to unilaterally continue development. The Isis agreement for OGX-225 will continue into perpetuity unless OncoGenex Technologies abandons the product and Isis does not elect to unilaterally continue development.
To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and the Company and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.
The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in the first quarter of 2010 in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million. As of September 30, 2010, the unspent portion included on the balance sheet as deferred collaboration revenue was $23 million.
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

Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in March 2011.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2010	$46
2011	46

Total	$92
In November 2006, prior to the Arrangement (note 6), Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017. In connection with the new lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued in 2010, and $502,000 was deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7,804,000 as at September 30, 2010 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2010	$499
2011	2,055
2012	2,117
2013	2,180
2014	2,245
Remainder	7,150

Total	$16,246
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for the periods ended September 30, 2010 and 2009 was $1,715,000 and $1,757,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2010.
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

8. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)	$	$	$	$
Income (loss) for the period	6,894	2,385	9,784	9,357
Unrealized gain on cash equivalents and marketable securities	3	—	3	—
Unrealized loss on cash equivalents and marketable securities	3	2	3	2

Comprehensive income (loss)	6,894	2,383	9,784	9,355
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to September 30, 2010. Based on our evaluation, the following events require financial statement disclosure:
Public Offering
On October 22, 2010, the Company completed a public offering of 3,174,602 units, with each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, at a purchase price of $15.75 per unit for an aggregate offering amount of $50 million. The net proceeds to OncoGenex, after underwriting discounts and commissions and other offering expenses, from the sale of the units are expected to be approximately $46.7 million.
Each whole warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the date of issuance at an exercise price of $20, and includes a cashless exercise feature.
Therapeutic Discovery Research Grants
On November 2, 2010, the Company was notified that it had been awarded two research grants totalling $489,000 under the Internal Revenue Service’s therapeutic discovery tax credit program. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. OncoGenex applied for and is receiving these funds to support the company’s custirsen, and OGX-427 development projects.

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
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	uncertainty relating to the timing and results of clinical trials;

•	dependence on Teva’s ongoing commitment and ability to develop and commercialize custirsen;

•	dependence on the development and commercialization of our product candidates, particularly on custirsen;

•	the risk that research or previous clinical trial results may not be indicative of results in humans or in future studies;

•	uncertainties regarding the safety and effectiveness of our products and technologies;

•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

•	uncertainties regarding our future operating results, and the risk that our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected or nil;

•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;

•	acceptance of our products by the medical community;

•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;

•	our ability to build out our product candidate pipeline through product in-licensing, acquisition activities, or otherwise;

•	general competitive conditions within the drug development and pharmaceutical industry and new developments or therapies that may not work in combination with our product candidates;

•	the potential for product liability issues and related litigation;

•	our dependence on key employees;

•	proper management of our operations;

•	the potential inability to successfully protect and enforce our intellectual property rights;

•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;

•	the reliance on third parties to manufacture and supply our product candidates;

•	the impact of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;

•	volatility in the value of our common stock; and

•	general economic conditions.
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
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have five product candidates in our pipeline, namely, custirsen, OGX-427, OGX-225, SN2310, and CSP-9222, with each product candidate having a distinct mechanism of action and representing a unique opportunity for cancer drug development.
Our product candidates custirsen, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to address treatment resistance by blocking the production of specific proteins which we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses and thereby render the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy, which we believe will increase survival time and improve the quality of life for cancer patients. Product candidate SN2310 is a novel camptothecin for the treatment of cancer. Camptothecins are potent anticancer agents that belong to the family of drugs called topoisomerase I inhibitors that bind reversibly to the TOPO-I-DNA complex causing breaks in the DNA strands during replication resulting in cell death. Product candidate CSP-9222 is the lead compound from a family of compounds, which have been in-licensed from Bayer, that demonstrate activation of programmed cell death in pre-clinical models.

Product Candidate Custirsen
In December 2009, we announced our entry into the Collaboration Agreement with Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin with the exclusion of OGX-427 and OGX-225).
OncoGenex and Teva have developed a Clinical Development Plan under which two phase 3 clinical trials have been initiated and one additional phase 3 clinical trial will be initiated. We have designed two of the phase 3 clinical trials to evaluate the clinical benefit of custirsen in patients with castrate resistant prostate cancer (“CRPC”) and, together with Teva, we are in the process of designing a third phase 3 clinical trial evaluating the clinical benefit of custirsen in non-small cell lung cancer (“NSCLC”), as follows:
•	a phase 3 registration trial, referred to as the SYNERGY trial, to be conducted in approximately 125 cancer centers evaluating a survival benefit for custirsen in combination with first-line docetaxel treatment in approximately 800 men with CRPC, initiated in the third quarter of 2010;

•	a phase 3 registration trial, referred to as The Prostate Cancer Saturn Trial (“the SATURN trial”), evaluating a durable pain palliation benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, initiated in the second quarter of 2010; and

•	a phase 3 registration trial evaluating a survival benefit for custirsen in combination with first-line chemotherapy in at least 700 patients with NSCLC, expected to initiate in 2011.
For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “License and Collaboration Agreements — Teva Pharmaceutical Industries Ltd.”, in our 2009 Annual Report on Form 10-K filed on March 8, 2010.
During 2009, custirsen received Fast Track designations from the U.S. Food and Drug Administration (“FDA”) for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the special protocol assessment (“SPA”) process. One trial design investigates overall survival as the primary endpoint for custirsen in combination with first-line chemotherapy, whereas the other trial design, the SATURN trial, investigates pain palliation as the primary endpoint for custirsen in combination with second-line chemotherapy.
In February of 2010, custirsen received written, scientific advice from the European Medicines Agency (“EMA”) on the Company’s development plan for custirsen for the treatment of men with CRPC. The input received from the Committee for Medicinal Products for Human Use (“CHMP”) at the EMA was in overall agreement with OncoGenex’s development plan regarding the proposed preclinical studies and both the study designs and analyses for the phase 3 trials. The CHMP also agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.
Our phase 3 registration trials are designed to build on our phase 2 clinical trials, including:
•	a randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel chemotherapy, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter of which being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described in our 2009 Annual Report on Form 10-K filed on March 8, 2010 under the heading “Summary of Final Results of custirsen Phase 2 Clinical Trial in First-Line Hormone Refractory Prostate Cancer”. Due to the results of the phase 2 trial, one of the phase 3 registration trials, the SYNERGY trial, which was initiated in third quarter of 2010, will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy; and

•	durable pain palliation, defined as pain palliation of 12 weeks or greater, has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within 6 months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, 46% had durable pain palliation. This is favorable even when compared to the 35% pain responses of 3 weeks or greater observed in the phase 3 trial which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC. Due to the results of our phase 2 trial, one of the phase 3 registration trials, the Prostate Cancer SATURN trial which was initiated in the second quarter of 2010, is evaluating the durable pain palliation benefit of custirsen in patients treated with second-line docetaxel chemotherapy. The SATURN trial will enroll men in approximately 50 cancer centers who have previously responded to first-line docetaxel therapy, but subsequently experience disease progression involving prostate cancer-related pain despite opioid usage.
The protocol for the custirsen phase 3 registration trial in advanced, unresectable NSCLC has yet to be finalized. Teva is expected to initiate this trial in 2011, which will assess overall survival as the primary endpoint, has yet to be finalized.
Product Candidate OGX-427
OGX-427 is a second generation antisense product candidate which, in preclinical experiments, inhibits production of heat shock protein 27 (Hsp27), a cell survival protein found at elevated levels in many human cancers including prostate, lung, breast, ovarian, bladder, renal, pancreatic, multiple myeloma and liver cancer. Many anti-cancer therapies are known to further elevate Hsp27 levels. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemo- or hormone therapy. Increased levels of Hsp27 in some human cancers are associated with metastases, poor prognosis and resistance to radiation or chemotherapy.
OGX-427 has been evaluated in a phase 1 study in patients with breast, prostate, ovarian, or non-small cell lung cancer who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the ASCO 2010 Annual Meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy regimens. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately 6 patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles.
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
When OGX-427 was combined with docetaxel, a median of 6 cycles (range of 1 to 10) was administered. Infusion reactions continued to be the most common adverse events, followed by chills, fatigue, nausea, back pain, itching, poor appetite and shortness of breath. Despite evaluating OGX-427 at very high doses, a maximum tolerated dose for OGX-427 was not reached in this study.

When OGX-427 was used as monotherapy, 3 of 17 evaluable patients had a decrease in measurable disease of 20% or greater. In this heavily pretreated patient population, 2 of 4 patients with ovarian cancer had a decrease of 25% or greater in CA-125 (an ovarian tumor marker) and 3 of 15 patients with prostate cancer had a decrease of 30% or greater in PSA (a prostate tumor marker).
Of particular interest was the decrease at all doses and in all diseases evaluated in the study for both total circulating tumor cells (“CTCs”) and CTCs which were positive for Hsp27 (Hsp27(+) CTCs). Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors, and patients with values of five tumor cells or less are generally considered to have a more favorable prognosis. In 9 of 26 evaluable patients, the total CTCs had decreased to 5 tumor cells or less, while Hsp27(+) CTCs decreases were noted in all diseases evaluated and in 89% of patients treated. In addition, serum Hsp27 protein levels were decreased by 30% or greater over a period of at least 6 weeks in approximately 25% of patients at the 800 and 1000 mg doses.
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
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. We are in the process of accruing patients for this trial, in which we will ultimately enroll up to 36 patients. The study is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the study will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored study is funded by the National Cancer Institute of Canada.
In September 2010, we announced the initiation of a second investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC. The randomized, controlled phase 2 study will enroll up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy, and is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post study treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. The funds for this investigator sponsored trial were awarded by a third party granting agency to Dr. Kim Chi, a medical oncologist at the BC Cancer Agency, Research Scientist at the Vancouver Prostate Centre and the principal investigator of the OGX-427 phase 2 trial.
As discussed under the heading below entitled “Liquidity and Capital Resources”, in October 2010, we received $46.7 million in net proceeds from a public offering. Part of the proceeds from this offering will be used to fund a phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. The proposed trial design is a three-arm, randomized phase 2 in combination with standard chemotherapy in the 1st line metastatic setting. Each arm would enroll approximately 60 patients and the trial would be initiated in sites throughout the US, Canada and Europe. We are consulting with external bladder cancer experts and anticipate the final protocol to be completed in early 2011. This trial, which is expected to begin in 2011, will compliment the phase 2 clinical trial in prostate cancer, and phase 1 clinical trial in superficial bladder cancer.
We are currently evaluating various alternatives, including partnering, which would allow us to expand the OGX-427 development plan beyond the ongoing bladder cancer and CRPC trials and the planned randomized phase 2 bladder cancer trial.

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
SN2310 was evaluated in a phase 1 clinical trial to evaluate safety in patients with advanced cancer who have received on average three to five prior chemotherapy treatments. SN2310 has been administered to 26 patients with various types of cancer in a phase 1 clinical trial. The phase 1 clinical trial has been completed and the dose-limiting toxicity that defined a maximum tolerated dose in this heavily pretreated patient population has been determined. We do not intend to initiate additional trials for SN2310 and we are currently evaluating opportunities to out-license or sell this product candidate to a third party. OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.
Collaboration Revenue
We recorded $11.3 million of collaboration revenue in connection with our custirsen Collaboration Agreement with Teva in the nine months ended September 30, 2010. At September 30, 2010, $23 million of the upfront payment was included in the balance sheet line item Deferred Collaboration Revenue, which we are amortizing over the period reflecting the expected performance period of our deliverables under th agreement. Management currently expects this performance period to end in the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ended December 31, 2010. There were no revenues in the nine months ended September 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
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
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen which will include personnel costs for certain development activities. Teva is required to fund all other expenses under the Clinical Development Plan. A total of $7 million of costs incurred by the Company have been applied against the Company’s $30 million funding commitment, resulting in a remaining funding commitment of $23 million at September 30, 2010. We expect compensation for our full time equivalent employee costs of between $1.5 and $2.5 million per year from 2010 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We expect to incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.

A majority of the Company’s expenditures to date have been related to the development of custirsen. Until July 2, 2008, custirsen was being co-developed with Isis and R&D expenses for custirsen were shared on the basis of 65% OncoGenex and 35% Isis. On July 2, 2008, OncoGenex and Isis amended their agreement to provide for unilateral development of custirsen by OncoGenex. In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to custirsen, the Company paid $10 million to Isis in the first quarter of 2010, which was included in R&D expenses in 2009. The Company also paid $333,333 in the first quarter of 2010 to UBC pursuant to the terms of their license agreement relating to custirsen, which was also included in R&D expenses in December 2009. Amounts owing to Isis and UBC at December 31, 2009 were paid in the first quarter of 2010.
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
Restructuring Activities
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions will be recognized as adjustments to restructuring charges in future periods.
In June 2009 the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability and $494,000, $3,457,000, and $4,038,000 in expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $4,645,000 as of December 31, 2009. In the nine months ended September 30, 2010, with respect to excess facilities, $879,000 was amortized into income through research and development expense, resulting in a remaining liability of $7,804,000 at September 30, 2010.

Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenue for the three months ended September 30, 2010 was $4.9 million, consisting of partial recognition of the non-refundable up-front payments received from Teva in December 2009, as well as reimbursements from Teva for custirsen manufacturing costs incurred by OncoGenex in 2010. At September 30, 2010, $23 million of the upfront payment received from Teva was included on the Company’s Balance Sheet as Deferred Collaboration Revenue which we are amortizing over the expected performance period of our deliverables under the Collaborative Agreement. We currently expect this performance period to end in the fourth quarter of 2012. No revenues were recorded in the quarter ended September 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
Research and development expenses for the three months ended September 30, 2010 were $6.7 million, compared to $1.5 million in the corresponding period of 2009. The increased costs incurred in the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 were primarily due to higher manufacturing costs and clinical trial costs associated with the custirsen phase 3 clinical trials, in addition to costs associated with the development of OGX-427. The costs incurred in the three months ended September 30, 2009 were due mainly to costs associated with the development of OGX-427. Clinical trial costs incurred in 2010 for the custirsen phase 3 clinical trials are applied against the non-refundable up-front payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
G&A expenses for the three months ended September 30, 2010 were $1.1 million compared to $0.9 million for the three months ended September 30, 2009. The increases in 2010 were due mainly to higher employee expenses, professional fees for legal and auditing services, employee recruitment costs and stock based compensation expense.
Restructuring expense for the quarter ended September 30, 2010 was $4.0 million. In September 2010 we revised our sublease income assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in an increase in the value of our excess lease liability and a $4.0 million restructuring expense recorded in September 2010 to reflect this change in estimate. There was no comparable charge in the three months ended September 30, 2009.
Interest income for the quarter ended September 30, 2010 was $25 thousand compared to $5 thousand for the quarter ended September 30, 2009 due to higher balances of interest bearing securities in the third quarter of 2010 as compared to 2009.
Other for the three months ended September 30, 2010 was $28 thousand in income compared to $24 thousand in income for the three months ended September 30, 2009. The income earned in 2010 and 2009 relate primarily to gains on sales of equipment.
Nine months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009
Revenue for the nine months ended September 30, 2010 was $11.3 million, consisting of partial recognition of the non-refundable up-front payments received from Teva in December 2009, as well as custirsen manufacturing costs incurred by OncoGenex that are reimbursable from Teva on a cash basis. Of amounts reimbursable from Teva on a cash basis, $3.5 million is included in amounts receivable at September 30, 2010. At September 30, 2010, $23 million of the upfront payment received from Teva was included on the Company’s Balance Sheet as Deferred Collaboration Revenue which we are amortizing over the expected performance period of our deliverables under our agreement. We currently expect this performance period to end in the fourth quarter of 2012. No revenues were recorded in the nine months ended September 30, 2009. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.

Research and development expenses for the nine months ended September 30, 2010 were $16.2 million, compared to $6.3 million in the corresponding period of 2009. The increases in 2010 were primarily due to manufacturing costs and clinical trial costs associated with the custirsen phase 3 clinical trials, as well as increased employee expenses. Clinical trial costs for the custirsen phase 3 clinical trials are applied against the non-refundable up-front payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis.
G&A expenses for the nine months ended September 30, 2010 were $3.9 million compared to $2.7 million for the nine months ended September 30, 2009. The increases in 2010 were due mainly to higher employee expenses including severance charges, professional fees for legal and auditing services, employee recruitment costs and stock based compensation expense.
Restructuring expense for the nine months ended September 30, 2010 was $4.0 million. In September 2010 we revised our sublease income assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in an increase in the value of our excess lease liability and a $4.0 million restructuring expense recorded in September 2010 to reflect this change in estimate. A similar change in our sublease income assumptions resulted in a $494,000 expense recorded in the nine months ended September 30, 2009.
Interest income for the nine months ended September 30, 2010 was $44 thousand compared to $41 thousand for the nine months ended September 30, 2009 due to higher balances of interest bearing securities in the third quarter of 2010 as compared to 2009.
Other for the nine months ended September 30, 2010 was $2 thousand in income compared to $79 thousand in income for the nine months ended September 30, 2009. The income earned in 2010 relates to gains on the sales of equipment offset by foreign exchange losses, while income earned in 2009 related to gains on sales of equipment.
An income tax recovery of $3.0 million was booked in the second quarter of 2010, as the Company received approval from the ITA for its request for a withholdings tax exemption on amounts received from Teva in relation to the collaboration. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million of which $20 million was for an upfront milestone payment and subject to possible withholding taxes by the ITA. Prior to the receipt of the approval, Teva was granted a temporary exemption for a transfer of $17 million of the $20 million upfront milestone payment. Such temporary exemption was conditioned upon Teva’s depositing $3 million, which represented 15% of the consideration paid according to the Collaboration Agreement, in a trust account in favor of the ITA, until a final decision would be made by the ITA regarding the request. Accordingly, prior to the receipt of the approval, the Company had recorded a $3 million liability recognizing this amount as an uncertain tax position. Following this approval from the ITA, this liability was released, and the Company has recorded a $3 million income tax recovery. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
Liquidity and Capital Resources
OncoGenex has incurred an accumulated deficit of $63.3 million through September 30, 2010, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the nine month period ended September 30, 2010, we generated $11.3 million in collaboration revenue from the Teva Collaboration Agreement.

All of our operations to date have been funded through the sale of our debt and equity securities, and payments received from Teva. As at September 30, 2010, OncoGenex had cash, cash equivalents, and short-term investments of $42 million in the aggregate as compared to cash, cash equivalents and short-term investments of $64.6 million as at December 31, 2009.
On October 22, 2010, the Company completed a public offering of 3,174,602 units, with each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, at a purchase price of $15.75 per unit for an aggregate offering amount of $50 million. The net proceeds to OncoGenex, after underwriting discounts and commissions and other offering expenses, from the sale of the units were approximately $46.7 million. Each whole warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the date of issuance at an exercise price of $20 and includes a cashless exercise feature. The shares of common stock and warrants were immediately separable and were issued separately.
On November 2, 2010, the Company was notified that it had been awarded two research grants totalling $489,000 under the Internal Revenue Service’s therapeutic discovery tax credit program. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. OncoGenex applied for and is receiving these funds to support the company’s custirsen, and OGX-427 development projects.
Based upon our current expectations, we believe our capital resources at September 30, 2010, together with the estimated $46.7 million in net proceeds from the public offering we received in October 2010 and $0.5 million in research grant funding we were awarded in November 2010, will be sufficient to fund our currently planned operations into late 2014. As at September 30, 2010, OncoGenex does not have any borrowing or credit facilities available to it. In 2010, we anticipate that we will incur operating expenses of between $30 million and $32 million, and we anticipate ending the year with cash, cash equivalents, short-term investments and amounts receivable of between $82 million and $84 million. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements”.
Cash Flows
Cash Used in Operations
For the nine months ended September 30, 2010, net cash used in operations was $23.1 million, compared to $9.2 million in the corresponding period of 2009. This increase in cash used in operations in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to increased R&D expenses associated with manufacturing of custirsen drug product, upfront payments for custirsen clinical trial activities, and payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva.
Cash Provided by Financing Activities
For the nine months ended September 30, 2010, net cash provided by financing activities was $674 thousand as compared to $9.4 million in the corresponding period of 2009. Net cash provided by financing activities in the nine months ended September 30, 2010 was attributable to the proceeds received from the issuance of common shares on stock option exercises. Net cash provided by financing activities in the nine months ended September 30, 2009 was attributable to the net proceeds we received from the issuance of common shares through a registered direct offering, and the proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2010 was $27.8 million as compared to net cash provided by investing activities of $2.3 million in the corresponding period of 2009. Net cash used/provided by investing activities in the nine months ended September 30, 2010 and 2009 was due to transactions involving marketable securities in the normal course of business. The related maturities and sales of those investments provide working capital on an as-needed basis.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into late 2014, including:
•	completing the SATURN trial, a phase 3 clinical trial evaluating a durable pain palliation benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 300 men with CRPC, which was initiated in the second quarter of 2010;

•	completing the SYNERGY trial, a phase 3 clinical trial evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy in approximately 800 men with CRPC, which was initiated in the third quarter of 2010;

•	completing a phase 3 clinical trial evaluating a survival benefit for custirsen in approximately 700 patients with advanced, unresectable NSCLC, expected to initiate in 2011;

•	completing follow-up monitoring visits related to our completed phase 2 clinical trials of custirsen;

•	completing follow-up monitoring visits related to the phase 1 clinical trial evaluating OGX-427 as a monotherapy in patients with solid tumors and continuing evaluation of OGX-427 in combination with docetaxel in patients with solid tumors;

•	completing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patient with bladder cancer;

•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer;

•	completing a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

•	continuing partnering discussions with respect to OGX-427 and assessing opportunities to expand OGX-427 development plan into additional randomized phase 2 trials; and

•	meeting working capital needs, capital expenditures and general corporate purposes.
As of September 30, 2010, we have a remaining commitment to fund $23 million towards the three phase 3 trials of custirsen, some of which we expect to be in the form of in-kind contributions for full time equivalent employee costs, while Teva is required to fund all additional expenses under the Clinical Development Plan.
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

Our future capital requirements will depend on many factors, including:
•	success of custirsen and achieving milestones and royalties;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs, and results of clinical trials, preclinical development and regulatory approvals;

•	timing, cost, and results of drug discovery and research and development;

•	entering into new collaborative or product license agreements for products in our pipeline;

•	our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity securities or debt financings; and

•	costs related to obtaining, defending and enforcing patents.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at September 30, 2010.
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
Material Changes in Financial Condition

	September 30,	December 31,
	2010	2009
(In thousands)	$	$
Total assets	47,773	68,980
Total liabilities	33,470	46,021
Shareholders’ equity	14,303	22,959

The decrease in assets from December 31, 2009 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations, and payments in 2010 of milestone amounts owing to Isis and UBC included in accounts payable at year end. The decrease in liabilities from December 31, 2009 relates predominantly to the payment in 2010 of milestone amounts owing to Isis and UBC included in accounts payable at year end, the amortization of restructuring related liabilities, and the recognition of deferred collaboration revenue, offset by increased payables manufacturing costs and clinical trial costs payable relating to the custirsen Clinical Development Plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars and are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market rates hypothetically increase immediately and uniformly by 100 basis points from levels at September 30, 2010, the decline in the fair value of our investment portfolio would not be material.
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
During the quarter ended September 30, 2010, the Company’s management carried out an evaluation, with the participation of the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
The Company has not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Quarterly Report
on Form 10-Q for the period ended June 30, 2010, as filed with the SEC on August 5, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report.
Item 6. Exhibits
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
Date: November 4, 2010	By:	/s/ Cameron Lawrence
Cameron Lawrence
Principal Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Description

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008† (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.)

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

4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to the company’s current report on Form 8-K filed on October 19, 2010.)

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

Exhibit
Number	Description

10.23
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

10.25
Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson (Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.)

10.26
Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.)

10.27	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.28
Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence (Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.)

10.29	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

10.30
First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007 (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.)

10.31
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