Form 10-Q
period 2011-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2011-05-09
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, $0.001 par value	9,718,251

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars)

	March 31,	December 31,
	2011	2010
	$	$
ASSETS

Current
Cash and cash equivalents[note 4]	6,998	23,533
Restricted cash	502	502
Short-term investments [note 4]	74,100	61,574
Amounts receivable	1,348	1,224
Prepaid expenses	968	2,485
Total current assets	83,916	89,318
Property and equipment, net	171	87
Other assets	510	513
Total assets	84,597	89,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,166	893
Deferred Collaboration Revenue	10,000	10,000
Current portion of long-term obligations [note 6]	1,305	1,314
Warrant liability [note 4, note 5]	13,141	15,269
Total current liabilities	25,612	27,476
Deferred Collaboration Revenue, net of current	11,040	11,622
Long-term obligation, less current portion [note 6]	6,447	6,695
Total liabilities	43,099	45,793
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 9,718,251 issued and outstanding at March 31, 2011 and 9,693,591 issued and outstanding at December 31, 2010	10	10
Additional paid-in capital	107,940	107,579
Accumulated deficit	(69,114)	(66,069)
Accumulated other comprehensive income	2,662	2,605
Total shareholders’ equity	41,498	44,125
Total liabilities and shareholders’ equity	84,597	89,918
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Loss
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months
	Ended March 31,
	2011	2010
	$	$
COLLABORATION REVENUE	1,199	4,700

EXPENSES
Research and development	4,853	6,380
General and administrative	1,571	1,350

Total expenses	6,424	7,730

LOSS FROM OPERATIONS	5,225	3,030

OTHER INCOME (EXPENSE)
Interest income	56	5
Other	(4)	(19)
Gain (loss) on warrants [note 5]	2,128	—

Total other income (expense)	2,180	(14)

Loss for the period before income taxes	3,045	3,044
Income taxes	—	—
Net loss	3,045	3,044

Basic and diluted loss per common share [note 5(e)]	0.31	0.48

Weighted average number of common shares [note 5(e)]	9,713,413	6,333,272
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Three months ended
	March 31,
	2011	2010
	$	$
OPERATING ACTIVITIES
Loss for the period	(3,045)	(3,044)
Add items not involving cash
Depreciation and amortization	19	12
Stock-based compensation [note 5(c)]	271	168
Change in value of warrants [note 5]]	(2,128)	—
Changes in non-cash items
Amounts receivable	(124)	286
Restricted cash	—	(3,502)
Prepaid expenses	1,519	(1,216)
Accounts payable and accrued liabilities	273	(7,629)
Lease obligation	(247)	(306)
Deferred collaboration revenue	(581)	(1,917)

Cash used in operating activities	(4,043)	(17,148)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	91	185

Cash provided by financing activities	91	185

INVESTING ACTIVITIES
Proceeds from sale of investments	16,088	400
Purchase of investments	(28,614)	—
Purchase of property and equipment	(32)	(21)

Cash provided by (used in) investing activities	(12,558)	379

Effect of exchange rate changes on cash and cash equivalents	25	8
Increase (decrease) in cash and cash equivalents during the period	(16,535)	(16,576)
Cash and cash equivalents, beginning of the period	23,533	62,051

Cash and cash equivalents, end of the period	6,998	45,475

Supplemental cash flow information
Property and equipment acquired under lease obligation	71	—
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
The unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 and filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2011.
The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and our wholly owned subsidiary, OncoGenex Technologies. All intercompany balances and transactions have been eliminated.
2. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
In April 2010, the FASB issued ASU No. 2010 — 17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard was effective for us on a prospective basis beginning in the quarter ended March 31, 2011. The adoption of this standard did not have a significant impact on our financial position or results of operations.
In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, while the additional Level 3 requirements were adopted in the quarter ended March 31, 2011.

Recent Accounting Pronouncements
There were no recent accounting pronouncements which the Company expects would have any impact on the consolidated financial position, results of operations or cash flows.
3. COLLABORATION AGREEMENT
On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies Inc., entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd.(“Teva”) for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we is believe associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million and has agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product.
On the same date, the Company and Teva also entered into a stock purchase agreement, or Stock Purchase Agreement, pursuant to which Teva made an additional $10 million equity investment in the Company at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of our common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and has been included in collaboration revenue.
In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis relating to custirsen, the Company paid Isis Pharmaceuticals, Inc., or Isis, $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $333,333 to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the third-party agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of third-party agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed.
Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. The Company has an option to co-promote any Licensed Product in the United States and Canada.
Teva is responsible for all costs relating to product commercialization including costs incurred in relation to the Company’s co-promotion option, except for start-up costs in advance of commercialization.
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	An ongoing phase 3 clinical trial, referred to as the Prostate Cancer SATURN trial, or SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with docetaxel retreatment as second-line chemotherapy in approximately 300 patients with castrate-resistant prostate cancer, or CRPC.

•	An ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to be conducted in approximately 125 cancer centers to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in approximately 800 patients with CRPC.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC, which is expected to be initiated in 2011 following successful manufacturing of additional custirsen drug product and completion of drug-drug interaction DDI studies. The trial is expected to enroll approximately 950 patients. The study protocol will include two futility assessments and one interim analysis for efficacy. The first-line chemotherapy regimen has been selected as carboplatin and paclitaxel.
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
The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in the Company’s patent rights related to custirsen or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement in its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for specified development expenses that are the responsibility of the Company. Either party may terminate the Collaboration Agreement for an uncured material breach by the other party or upon the bankruptcy of either party. If the Collaboration Agreement is terminated by the Company for other than an uncured material breach by Teva, the Company will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) vary depending on whether termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.
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
Upon entering into the Collaboration Agreement, the Company assessed whether withholdings taxes were owed to the Israeli Tax Authority, or ITA, resulting from the Collaboration Agreement. It was the Company’s position that withholdings taxes were not owed, and a claim was issued to the ITA accordingly. For accounting purposes, management concluded that the withholdings tax claim was an uncertain tax position, and $3 million, which represented the potential withholdings tax obligation, once received from Teva was initially recorded as Restricted Cash pending the ITA review of our claim and a corresponding liability of $3 million was included in Accounts Payable and Accrued Liabilities. In June 2010, the Company received approval from the ITA for our request for a withholdings tax exemption on amounts received from Teva in relation to the Collaboration Agreement. Following receipt of this approval from the ITA the $3 million was released to the Company from escrow. Subsequently, the Company released the $3 million liability and recorded a $3 million income tax recovery in the second quarter of 2010.

Revenue for the three months ended March 31, 2011 was $1.2 million, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs incurred by OncoGenex in the year ended December 31, 2010 that are reimbursable from Teva. At March 31, 2011, a remaining balance of $21.0 million of the up-front payment was recorded in deferred collaboration revenue. There was $4.7 million in revenue recorded in the three months ended March 31, 2010 as a result of the Collaboration Agreement with Teva.
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
As quoted prices in active markets are not readily available for certain financial instruments, the Company obtains estimates for the fair value of financial instruments through third party pricing service providers.
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

Government and Agency Securities
Government Securities U.S. and Canadian Government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. and Canadian government securities are categorized in Level 1 of the fair value hierarchy.
U.S. Agency Securities U.S. agency securities are comprised of two main categories consisting of callable and non-callable agency-issued debt securities. Non-callable agency-issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are categorized in Level 2 of the fair value hierarchy.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2011
Assets
Cash	$2,249	$—	$—	$2,249
Money market securities	$3,963	$—	$—	$3,963
Government securities	$5,064	$—	$—	$5,064
Corporate bonds and commercial paper	$—	$70,324	$—	$70,324
	$11,276	$70,324	$—	$81,600
Liabilities
Warrants	$—	$—	$13,141	$13,141

Marketable securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value

2011

Cash	$2,249	$—	$—	$2,249
Money market securities	$3,461	$—	$—	$3,461
Government securities	$1,000	$—	$—	$1,000
Corporate bonds and commercial paper	$288	$—	$—	$288
Cash and cash equivalents	$6,998	$—	$—	$6,998

Money market securities	$502	$—	$—	$502
Restricted cash	$502	$—	$—	$502

Government securities	$4,002	$62	$—	$4,064
Corporate bonds and commercial paper	$70,076	$8	$(48)	$70,036
Short-term investments	$74,078	$70	$(48)	$74,100
All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the three months ended March 31, 2011 and no significant unrealized gains or losses are included in accumulated other comprehensive income as at March 31, 2011. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of March 31, 2011 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. Given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity, the Company does not believe that there are any other than temporary impairments related to its investments in marketable securities at March 31, 2011.
As of March 31, 2011, the Company recorded a $13,141,000 warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. See note 5(d) in the Notes to Financial Statements for further details on the inputs used in the Black-Scholes pricing model used to recalculate the warrant liability.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended March 31, 2011:

	Liability at		Remaining
	December 31,	Gain (loss) on	Liability at March
(In thousands)	2010	warrants	31, 2011
Warrant liability	$15,269	$2,128	$13,141
5. COMMON STOCK
[a] Authorized
25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.
[b] Issued and Outstanding Shares
During the three month period ended March 31, 2011 the Company issued 24,660 common shares upon exercise of stock options (period ended March 31, 2010 — 51,428) to satisfy stock option exercises.
[c] Stock options
2010 Performance Incentive Plan
At the 2010 Annual Meeting of Stockholders of the Company held on June 8, 2010, stockholders of the Company approved the 2010 Performance Incentive Plan. Following the approval of the 2010 Performance Incentive Plan, we are no longer able to issue additional equity awards under any of our other equity compensation plans. As at March 31, 2011 the Company has reserved, pursuant to various plans, 1,003,911 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 750,342 are reserved for options currently outstanding, and 253,569 are available for future option grants.
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
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2010	744,913	8.73
Option grants	40,500	16.65
Option expirations/cancellations	(2,000)	22.28
Option exercises	(24,660)	3.67
Option forfeitures	(8,411)	11.44

Balance, March 31, 2011	750,342	9.26

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended
	March 31,
	2011	2010
Risk-free interest rates	2.74%	2.44%
Expected dividend yield	0%	0%
Expected life	7 years	5 years
Expected volatility	75%	73%
The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The Company considers the use of these methods of calculating expected term and volatility appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
	$	$
Research and development	121	69
General and administrative	150	99

Total share-based compensation	271	168
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
As at March 31, 2011 and December 31, 2010 the total unrecognized compensation expense related to stock options granted is $3,081,000 and $2,962,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
[d] Stock Warrants
At March 31, 2011, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three months ended March 31, 2011 or three months ended March 31, 2010.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Three months ended
	March 31,
	2011	2010
Risk-free interest rates	2.21%	—
Expected dividend yield	0%	—
Expected life	4.6 years	—
Expected volatility	75%	—
[e] Loss per Common Share

	Three Months Ended
	March 31,
(In thousands except shares and per share amounts)	2011	2010
Numerator
Loss attributable to common shareholders as reported	$3,045	$3,044
Denominator

Weighted average number of common shares outstanding	9,713,413	6,333,272

Basic and diluted loss per common share	$0.31	$0.48
As of March 31, 2011 and December 31, 2010 a total of 2,337,643 and 2,332,214 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
6. RESTRUCTURING ACTIVITIES
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.
In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the three months ended March 31, 2011, with respect to excess facilities, $338,000 was amortized into income resulting in a remaining liability of $7,129,000 at March 31, 2011.

	Remaining	Amortization	Additional	Remaining
	Liability at	of excess	Liability	Liability
(In thousands)	December 31, 2010	lease facility	Recorded	at March 31, 2011
Current portion of excess lease facility	$1,303	$23	$—	$1,280
Long-term portion of excess lease facility	$6,164	$315	$—	$5,849
Total	$7,467	$338	$—	$7,129
7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, may make up to $370 million in additional payments upon the achievement of developmental and commercial milestones and may be required in the future to pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of March 31, 2011, $9.0 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $21.0 million which has been recorded under Current and Long-term Deferred Collaboration Revenue as of March 31, 2011. Teva will fund all other expenses under the Clinical Development Plan. See note 3 in the Notes to Financial Statements for further details on our Collaboration Agreement with Teva.
Isis Pharmaceuticals Inc. and University of British Columbia
To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and the Company and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.
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
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive on custirsen sales. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%.

Pursuant to license agreements the Company has with the UBC and Isis, the Company is obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and royalties on future product sales. We paid Isis and UBC $750,000 and CAD $100,000, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2011.
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
We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year relating to custirsen, OGX-427 and OGX-225. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.
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
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2014.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2011	$80
2012	$107
2013	$107
2014	$80

Total	$374

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued in 2010, and $502,000 was deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7,129,000 as at March 31, 2011 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2011	$1,541
2012	$2,117
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,837

Total	$15,234
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for the periods ended March 31, 2011 and 2010 was $642,000 and $621,00 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2011.
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

8. COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
(In thousands)	2010	2010
	$	$
Loss for the period	3,045	3,044
Unrealized gain on cash equivalents and marketable securities	70	—
Unrealized loss on cash equivalents and marketable securities	(48)	(2)

Comprehensive loss	3,023	3,042
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to March 31, 2011. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INFORMATION REGARDING FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference into this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:
•	progress and preliminary and future results of clinical trials conducted by us or our collaborators;
•	anticipated regulatory filings, requirements and future clinical trials conducted by us or our collaborators;
•	our anticipated future capital requirements and the terms of any capital financing agreements;
•	timing and amount of future contractual payments, product revenue and operating expenses;
•	market acceptance of our products and the estimated potential size of these markets; and
•	our anticipated future capital requirements and the terms of any capital financing agreements.
These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
•	uncertainty relating to the timing, feasibility and results of clinical trials;
•	dependence on Teva’s ongoing commitment and ability to develop and commercialize custirsen;
•	dependence on the development and commercialization of our product candidates, particularly on custirsen;
•	the risk that research or previous clinical trial results may not be indicative of results in humans or in future studies;
•	uncertainties regarding the safety and effectiveness of our product candidates and technologies;
•	the timing, expense and uncertainty associated with the development and regulatory approval process for our product candidates;
•	uncertainties regarding our future operating results, and the risk that our product candidates will not obtain the requisite regulatory approvals to commercialize or that the future sales of our product candidates may be less than expected or nil;
•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;
•	acceptance of our products by the medical community;
•	the uncertainty associated with exiting or subleasing our excess office and laboratory space;
•	our ability to build out our product candidate pipeline through product in-licensing, acquisition activities, or otherwise;

•	changes in the treatment landscape, general competitive conditions within the drug development and pharmaceutical industry and new developments or therapies that may not work in combination with our product candidates;
•	the potential for product liability issues and related litigation;
•	our dependence on key employees;
•	proper management of our operations;
•	the potential inability to successfully protect and enforce our intellectual property rights;
•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;
•	the reliance on third parties to manufacture and supply our product candidates;
•	the effect of current, pending or future legislation, regulations and legal actions in the United States, Canada and elsewhere affecting the pharmaceutical and healthcare industries;
•	volatility in the value of our common stock; and
•	general economic conditions.
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
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have four product candidates in our pipeline, custirsen, OGX-427, OGX-225, and CSP-9222, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen, and OGX-427 are clinical-stage assets. In the first quarter of 2011 we decided to cease our previously disclosed efforts to out-license product candidate SN2310 and we do not plan on pursuing any further development efforts for SN2310 in the future.
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
We and Teva have developed a Clinical Development Plan under which two phase 3 clinical trials have been initiated and one additional phase 3 clinical trial will be initiated. We have designed two of the phase 3 clinical trials to evaluate the clinical benefit of custirsen in patients with castrate-resistant prostate cancer, or CRPC, and, together with Teva, we have designed a third phase 3 clinical trial to evaluate the clinical benefit of custirsen in non-small cell lung cancer, or NSCLC, as follows:
•	The ongoing phase 3 clinical trial, referred to as the Prostate Cancer SATURN trial, or SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with docetaxel retreatment as second-line chemotherapy in approximately 300 patients with CRPC.
•	The ongoing phase clinical trial, referred to as the Synergy trial, or SYNERGY, to be conducted in approximately 125 cancer centers to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in approximately 800 patients with CRPC.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with NSCLC, which is expected to be initiated in 2011 following successful manufacturing of additional custirsen drug product and completion of DDI studies. The trial is expected to enroll approximately 950 patients. The study protocol will include two futility assessments and one interim analysis for efficacy. The first-line chemotherapy regimen has been selected as carboplatin and paclitaxel.
For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.” included in our 2010 Annual Report on Form 10-K filed on March 10, 2011.
Custirsen received Fast Track designations from the U.S. Food and Drug Administration, or FDA, for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first- and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the special protocol assessment, or SPA, process. The SYNERGY trial design investigates overall survival as the primary endpoint for custirsen in combination with first-line chemotherapy, whereas the other trial design, the SATURN trial, investigates pain palliation as the primary endpoint for custirsen in combination with second-line chemotherapy.
Custirsen has also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which advice corresponded with our development plan regarding the proposed pre-clinical studies and both the study designs and analyses for the phase 3 trials. The Committee for Medicinal Products for Human Use, or CHMP, also agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.
Our phase 3 registration trials are designed to build on our phase 2 clinical trials, including:
•	A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described in our 2010 Annual Report on Form 10-K filed on March 10, 2011 under the heading “Business—Our Product Candidates—Custirsen— Summary of Final Results of Custirsen Phase 2 Clinical Trial in Patients With CRPC Receiving Custirsen and Docetaxel as First-Line Chemotherapy.” Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.

•	Durable pain palliation, defined as pain palliation of 12 weeks or greater, which has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. This is favorable even when compared to the 35% pain responses of three weeks or greater observed in the phase 3 trial, which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC, and when compared to the pain responses for cabazitaxel of 9.2% and for mitoxantrone of 7.7% observed in the Phase 3 TROPIC trial. As of August 13, 2010, the estimated median over survival duration for the custirsen plus mitoxantrone arm was 11.5 months for the custirsen plus docetaxel retreatment arm, the median overall survival was estimated at 15.8 months for the 20 randomized patients and 12.8 months for the 45 combined patients which included 25 additional patients with high serum clusterin levels at enrolment beyond the 20 randomized patients. Due to the results of our phase 2 trial, the SATURN trial is evaluating the durable pain palliation benefit of custirsen in patients treated with second-line docetaxel. We expect the SATURN trial will enroll patients in approximately 50 cancer centers who have previously responded to first-line docetaxel therapy, but who subsequently experienced disease progression involving prostate cancer-related pain despite opioid usage.
•	A phase 2 trial evaluating 81 patients with advanced NSCLC who received custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. The median overall survival was 14.1 months and 54% of patients survived at least one year. Thirty percent of patients who received custirsen with first-line chemotherapy survived at least two years. For comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively. The protocol for the custirsen phase 3 registration trial in advanced, unresectable NSCLC has yet to be finalized. Teva is expected to initiate this trial in 2011, which will assess overall survival as the primary endpoint.
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
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. Our investigators are in the process of accruing patients for this trial, in which we will enroll up to 36 patients. The trial is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored trial is funded by the National Cancer Institute of Canada.
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

We expect to initiate a phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer in the second half of 2011. The proposed trial design is a three-arm, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Each arm would enroll approximately 60 patients and the trial would be initiated in sites throughout the United States, Canada and Europe. This trial will complement the phase 2 clinical trial in prostate cancer, and phase 1 clinical trial in superficial bladder cancer.
We are currently evaluating various alternatives, including partnering, which would allow us to expand the OGX-427 development plan beyond the ongoing bladder cancer and CRPC trials and the planned randomized phase 2 bladder cancer trial.
Product Candidates OGX-225, CSP-9222 and SN2310
OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development. In the first quarter of 2011 we decided to cease our previously disclosed efforts to out-license product candidate SN2310 and we do not plan on pursuing any further development efforts for SN2310 in the future.
Collaboration Revenue
We recorded $1.2 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the three months ended March 31, 2011, as compared to $4.7 million in the three months ended March 31, 2010. At March 31, 2011, an aggregate of $21.0 million of the upfront payment was included in the balance sheet line items Current and Long-term Deferred Collaboration Revenue, which we are amortizing over the expected performance period of our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ending December 31, 2011. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
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

Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. Costs that we incurred totaling $3.5 million in 2009, $4.9 million in 2010, and $0.6 million in the three months ended March 31, 2011 have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $21.0 million at March 31, 2011. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2011 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.
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
Restructuring Activities
On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.
In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the three months ended March 31, 2011, with respect to excess facilities, $338,000 was amortized into income resulting in a remaining liability of $7,129,000 at March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Revenue
Revenue for the three months ended March 31, 2011 decreased to $1.2 million, from $4.7 million for the three months ended March 31, 2010. The decrease in 2011 as compared to 2010 was due to lower reimbursement revenue earned through our strategic collaboration with Teva resulting from manufacturing costs now being paid directly by Teva, as well as lower costs associated with clinical trials. Collaboration revenue for 2011 includes recognition of $0.6 million from the $30.0 million upfront payment, as well as $0.6 million earned through collaborative research, which has been reimbursed to us on a cash basis. At March 31, 2011, $21.0 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Current and Long-term Deferred Collaboration Revenue, which we are amortizing over the expected performance period of our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2012. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this document for further details on our collaboration with Teva.
Research and Development
Our research and development expenses for our clinical development programs are as follows (in thousands):

	Three months ended
	March 31,
	2011	2010

Clinical development programs:
custirsen	$1,010	$4,703
OGX-427	$2,246	$231
Other research and development	$1,597	$1,446

Total research and development expenses	$4,853	$6,380
Costs for clinical development programs include external direct expenses such as patient treatment costs, clinical trial site costs, clinical research organization costs and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe. Other research and development includes indirect operating costs such as our personnel and occupancy expenses associated with our clinical development programs and other research and development costs associated with the development of our other product candidates. Our internal resources, employees, and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project. The majority of our costs incurred prior to 2010 were related to the development of custirsen.

R&D expenses for the three months ended March 31, 2011 decreased to $4.8 million from $6.4 million in the three months ended March 31, 2010. The decrease in 2011 as compared to 2010 was due primarily to lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, and lower clinical trial costs associated with the custirsen phase 3 clinical trials, offset by higher manufacturing and clinical trial costs for OGX-427 in 2011. Costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.
General and Administrative Expenses
G&A expenses for the three months ended March 31, 2011 increased to $1.6 million from $1.4 million for the three months ended March 31, 2010. The increase in 2011 was due primarily to higher employee expenses, including stock-based compensation expenses, offset by lower severance related charges and legal fees.
Net Interest Income (Expense)
Interest income for the three months ended March 31, 2011 increased to $56,000 from $5,000 for the three months ended March 31, 2011 due to higher balances of interest-bearing securities in 2011 as compared to 2010.
Other Income (Expense)
Other expense for the three months ended March 31, 2011 decreased to $4,000 from $19,000 in the three months ended March 31, 2011. The expense in both periods relates to foreign exchange losses offset by gains on the sales of equipment.
Gain (loss) on warrants
We recorded a $2.1 million gain on revaluation of the warrants at March 31, 2011 which is included on our consolidated statement of loss as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2010.
Liquidity and Capital Resources
We have incurred an accumulated deficit of $69.1 million through March 31, 2011, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the three months ended March 31, 2011, we generated $1.2 million in collaboration revenue from the Collaboration Agreement with Teva.
All of our operations to date have been funded through the sale of our equity securities, and upfront payments received from Teva. As of March 31, 2011, our cash, cash equivalents, and short-term investments decreased to $81.1 million in the aggregate from $85.1 million as of December 31, 2010.
As of March 31, 2011, we do not have any borrowing or credit facilities. Based on our current expectations, we believe our capital resources at March 31, 2011 will be sufficient to fund our currently planned operations into 2014. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows
Cash Used in Operations
For the three months ended March 31, 2011, net cash used in operating activities decreased to $4.0 million, from $17.1 million in cash used in operations in the three months ended March 31, 2010. The decrease in cash used in operations is primarily attributable to payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva as well as decreased costs associated with manufacturing of custirsen drug product and lower upfront payments associated with custirsen clinical trial activities in 2011, offset by increased costs associated with manufacturing OGX-427 clinical supplies in 2011.
Cash Provided by Financing Activities
For the three months ended March 31, 2011, net cash provided by financing activities decreased to $91 thousand from $185 thousand in the three months ended March 31, 2010. All net cash provided by financing activities in the three months ended March 31, 2011 and March 31, 2010 was the result of proceeds from the issuance of common shares on stock option exercises.
Cash Used/Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2011 increased to $12.6 million from $379 thousand in cash provided by investing activities in three months ended March 31, 2010. Net cash used in or provided by investing activities in the three months ended March 31, 2011 and March 31, 2010 were due to transactions involving marketable securities in the normal course of business.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into 2014, including:
•	completing the SATURN trial, a phase 3 clinical trial that is evaluating a durable pain palliation benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 300 patients with CRPC;
•	completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy in approximately 800 patients with CRPC;
•	completing patient accrual in a phase 3 clinical trial that is evaluating a survival benefit for custirsen in patients with advanced, unresectable NSCLC, which is expected to be initiated in 2011;
•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer; and
•	completing a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer.

As of March 31, 2011, we have a remaining commitment to fund $21.0 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. The final results from the phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at March 31, 2011.
Inflation
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
Contingencies and Commitments
We previously disclosed certain contractual obligations and contingencies and commitments relevant to the Company within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011. There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above, which is incorporated by reference herein.

Material Changes in Financial Condition

	March 31,	December 31,
(In thousands)	2011	2010
	$	$
Total assets	84,597	89,918
Total liabilities	43,099	45,793
Shareholders’ equity	41,498	44,125
The decrease in assets from December 31, 2010 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The decrease in liabilities from December 31, 2010 relates predominantly to the revaluation of the warrant liability, amortization of restructuring-related liabilities, and the recognition of deferred collaboration revenue.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Form 10-K filed with the SEC on March 10, 2011. Since the date of our 2010 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
New Accounting Standards
See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in the 2011 first quarter, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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
Foreign Currency Exchange Risk
We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $100,000 for the quarterly period ended March 31, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act are accumulated and communicated to our management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.
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
Risks Related to Our Business
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.
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
Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have initiated two registration trials with custirsen and are intending to initiate a third registration trial in 2011. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. Neither OGX-225 nor CSP-9222 has been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

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

Item 6.	Exhibits

Exhibit
Number	Description

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

ONCOGENEX PHARMACEUTICALS, INC.
Date: May 9, 2011	By:	/s/ Michelle Burris
Michelle Burris
Chief Financial Officer (Principal Financial Officer)

Exhibit
Number	Description

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