Form 10-Q
period 2011-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2011-08-05
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $0.001 par value	9,725,489

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Loss (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010	4

Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II. Other Information

Item 1A. Risk Factors	33

Item 6. Exhibits	51

Items 1, 2, 3, 4, and 5 are not applicable and therefore have been omitted.

Signatures	52

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars)

	June 30,	December 31,
	2011	2010
	$	$
ASSETS
Current
Cash and cash equivalents[note 4]	20,876	23,533
Restricted cash	502	502
Short-term investments [note 4]	54,536	61,574
Amounts receivable	1,498	1,224
Prepaid expenses	1,397	2,485

Total current assets	78,809	89,318
Property and equipment, net	207	87
Other assets	509	513

Total assets	79,525	89,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,643	893
Deferred Collaboration Revenue	10,000	10,000
Current portion of long-term obligations [note 6]	1,384	1,314
Warrant liability [note 4, note 5]	14,828	15,269

Total current liabilities	27,855	27,476
Deferred Collaboration Revenue, net of current	9,866	11,622
Long-term obligation, less current portion [note 6]	6,606	6,695

Total liabilities	44,327	45,793
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 9,718,251 issued and outstanding at June 30, 2011 and 9,693,591 issued and outstanding at December 31, 2010	10	10
Additional paid-in capital	108,224	107,579
Accumulated deficit	(75,644)	(66,069)
Accumulated other comprehensive income	2,608	2,605

Total shareholders’ equity	35,198	44,125

Total liabilities and shareholders’ equity	79,525	89,918
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Loss
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months		Six months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
COLLABORATION REVENUE	1,887	1,701	3,086	6,401

EXPENSES
Research and development	5,409	3,079	10,262	9,459
General and administrative	1,471	1,475	3,042	2,825

Total expenses	6,880	4,554	13,304	12,284

LOSS FROM OPERATIONS	4,993	2,853	10,218	5,883

OTHER INCOME (EXPENSE)
Interest income	63	14	119	19
Other	87	(7)	83	(26)
Gain (loss) on warrants [note 5]	(1,687)	—	441	—

Total other income (expense)	(1,537)	7	643	(7)

Loss for the period before income taxes	6,530	2,846	9,575	5,890
Income tax expense (recovery) [note 3]	—	(3,000)	—	(3,000)

Net loss (income)	6,530	(154)	9,575	2,890

Basic and diluted loss (income) per common share	0.67	(0.02)	0.99	0.45

Weighted average number of common shares:
Basic	9,718,251	6,400,081	9,715,846	6,366,861
Diluted	9,718,251	6,529,482	9,715,846	6,366,861
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Six months ended
	June 30,
	2011	2010
	$	$
OPERATING ACTIVITIES
Loss for the period	9,575	2,890
Add items not involving cash
Depreciation and amortization	37	26
Stock-based compensation [note 5(c)]	554	311
Change in value of warrants [note 5]]	(440)	—
Changes in non-cash items
Amounts receivable	(274)	2,696
Restricted cash		(502)
Prepaid expenses	1,091	(1,619)
Accounts payable and accrued liabilities	750	(12,786)
Lease obligation	(19)	(599)
Deferred collaboration revenue	(1,755)	(2,393)

Cash used in operating activities	(9,631)	(17,756)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	91	521

Cash provided by financing activities	91	521

INVESTING ACTIVITIES
Proceeds from sale of investments	51,259	500
Purchase of investments	(44,222)	(12,291)
Purchase of property and equipment	(68)	(27)

Cash provided by (used in) investing activities	6,969	(11,818)

Effect of exchange rate changes on cash and cash equivalents	(86)	13

Decrease in cash and cash equivalents during the period	2,657	29,040
Cash and cash equivalents, beginning of the period	23,533	62,051

Cash and cash equivalents, end of the period	20,876	33,011

Supplemental cash flow information
Property and equipment acquired under lease obligation	90	—
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
The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc. (“OncoGenex Technologies”). All intercompany balances and transactions have been eliminated.
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

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.
3. COLLABORATION AGREEMENT
On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million and has agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product.
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
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Expected timing of results from the survival primary endpoint for the custirsen SYNERGY Phase 3 clinical trial remains unchanged at Q4 2013. During discussions regarding the Prostate Cancer SATURN trial, or SATURN, Special Protocol Assessment, or SPA, amendment, U.S. Food and Drug Administration, or FDA, stated that an application supported primarily by the results of SYNERGY alone would be acceptable for submission. We expect to enroll at least 800 patients in SYNERGY.
•	An ongoing phase 3 clinical trial, referred to as SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 300 patients with CRPC. We have revised the custirsen SATURN Phase 3 trial protocol to expand the eligible patient population, and to align with the recently approved chemotherapy, cabazitaxel. We are awaiting final, written FDA agreement on the SPA amendment that will allow patients to receive either docetaxel re-treatment or cabazitaxel as second-line chemotherapy. Recruitment efforts are ongoing to enroll more patients in the SATURN study, which has had few patients accrued due to restrictive enrollment criteria regarding docetaxel retreatment and stable pain criteria. Expected timing of results for the pain palliation primary endpoint is now projected to be Q4 2013 rather than Q2 2013.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. The initiation of the Phase 3 clinical trial evaluating custirsen in patients with NSCLC has been delayed as we determine the optimal chemotherapeutic combination based on safety considerations and the current and evolving standard of care. We believe NSCLC is a promising indication and remain committed to the advancement of custirsen in NSCLC.
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

The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in the Company’s patent rights related to custirsen or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement at its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration Agreement for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for specified development expenses that are the responsibility of the Company. Either party may terminate the Collaboration Agreement for an uncured material breach by the other party or upon the bankruptcy of either party. If the Collaboration Agreement is terminated by the Company for other than an uncured material breach by Teva, the Company will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) vary depending on whether termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.
In the event of a change of control of the Company, within 90 days of the change of control, Teva may terminate the joint steering committee at its sole discretion, terminate the co-promotion option at its sole discretion if not then exercised by the Company or if exercised but not yet executed by the Company, or terminate the co-promotion option if in its commercially reasonable opinion co-promotion with the Company’s successor would be materially detrimental to Teva’s interests.
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
Revenue for the three and six months ended June 30, 2011 was $1.9 million, and $3.1 million which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs incurred by OncoGenex in the year ended December 31, 2010 that are reimbursable from Teva. At June 30, 2011, a remaining balance of $19.9 million of the up-front payment was recorded in deferred collaboration revenue. There was $1.7 million and $6.4 million in revenue recorded in the three and six months ended June 30, 2010 as a result of the Collaboration Agreement with Teva.
4. FAIR VALUE MEASUREMENTS
With the adoption of Accounting Standards Codification, or ASC, 820 “Fair Value Measurements and Disclosures”, beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and cash equivalents, amounts receivable, and accounts payable the carrying values approximate fair value due to their short-term nature.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:
•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and
•	Level 3 — Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.
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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2011
Assets
Cash	$1,824	$—	$—	$1,824
Money market securities	$7,830	$—	$—	$7,830
Government securities	$6,000	$—	$—	$6,000
Corporate bonds and commercial paper	$—	$60,260	$—	$60,260

	$15,654	$60,260	$—	$75,914
Liabilities
Warrants	$—	$—	$14,828	$14,828
Marketable securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value

2011

Cash	$1,824	$—	$—	$1,824
Money market securities	$7,329	$—	$—	$7,329
Government securities	$5,998	$2	$—	$6,000
Corporate bonds and commercial paper	$5,715	$9	$(1)	$5,723

Cash and cash equivalents	$20,866	$11	$(1)	$20,876

Money market securities	$502	$—	$—	$502

Restricted cash	$502	$—	$—	$502

Corporate bonds and commercial paper	$54,578	$3	$(45)	$54,536

Short-term investments	$54,578	$3	$(45)	$54,536
All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.
There were no significant realized or unrealized gains or losses on the sales of marketable securities in the six months ended June 30, 2011 and no significant unrealized gains or losses are included in accumulated other comprehensive income as at June 30, 2011. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.

All of the marketable securities held as of June 30, 2011 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. Given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity, the Company does not believe that there are any other than temporary impairments related to its investments in marketable securities at June 30, 2011.
The Company has recorded a $14,828,000 warrant liability as of June 30, 2011. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. See note 5(d) in the Notes to Financial Statements for further details on the inputs used in the Black-Scholes pricing model used to recalculate the warrant liability.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2011:

	Liability at		Remaining
	December 31,	Gain (loss) on	Liability at June
(In thousands)	2010	warrants	30, 2011
Warrant liability	$15,269	$441	$14,828
5. COMMON STOCK
[a] Authorized
25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.
[b] Issued and Outstanding Shares
During the six month period ended June 30, 2011 the Company issued 24,660 common shares upon exercise of stock options (period ended June 30, 2010 — 117,643) to satisfy stock option exercises.
[c] Stock options
2010 Performance Incentive Plan
At the 2011 Annual Meeting of Stockholders of the Company held on May 26, 2011, stockholders of the Company approved an amendment to the Company’s 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 450,000 to 1,050,000. As at June 30, 2011 the Company has reserved, pursuant to various plans, 1,598,075 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 777,359 are reserved for options currently outstanding, and 820,716 are available for future option grants.

Stock Option Summary
Options vest in accordance with terms as determined by the board of directors of the Company, or the Board, typically over four years for employee grants and one to three years for Board option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board but generally will be at least equal to the fair value of the share at the grant date.
Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2010	744,913	8.73
Option grants	75,900	17.03
Option expirations/cancellations	(6,112)	13.86
Option exercises	(24,660)	3.67
Option forfeitures	(12,682)	12.66

Balance, June 30, 2011	777,359	9.59
The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six months ended June 30,
	2011	2010
Risk-free interest rates	2.39%	2.41%
Expected dividend yield	0%	0%
Expected life	6 years	6 years
Expected volatility	75%	74%
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

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
	$	$	$	$
Research and development	122	74	243	142
General and administrative	161	70	311	169

Total share-based compensation	283	144	554	311
Options vest in accordance with terms as determined by the Board, typically over three or four years for employee grants and over one or three years for Board of Director option grants. The expiry date for each option is set by the Board with, which is typically seven to ten years.
As at June 30, 2011 and December 31, 2010 the total unrecognized compensation expense related to stock options granted is $3,176,000 and $2,962,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
As of June 30, 2011 and December 31, 2010 a total of 2,364,660 and 2,332,214 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
[d] Stock Warrants
At June 30, 2011, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the six months ended June 30, 2011 or six months ended June 30, 2010.
The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Six months ended June 30,
	2011	2010
Risk-free interest rates	1.43%	—
Expected dividend yield	0%	—
Expected life	4.3 years	—
Expected volatility	76%	—
6. RESTRUCTURING ACTIVITIES
On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or “the Arrangement”, with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.

In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the six months ended June 30, 2011, with respect to excess facilities, $140,000 was amortized into income resulting in a remaining liability of $7,327,000 at June 30, 2011.

	Remaining	Amortization	Additional	Remaining
	Liability at	of excess	Liability	Liability
(In thousands)	December 31, 2010	lease facility	Recorded	at June 30, 2011
Current portion of excess lease facility	$1,303	$(53)	$—	$1,356
Long-term portion of excess lease facility	$6,164	$193	$—	$5,971

Total	$7,467	$140	$—	$7,327
7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, may make up to $370 million in additional payments upon the achievement of developmental and commercial milestones and may be required in the future to pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of June 30, 2011, $10.1 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $19.9 million which has been recorded under Current and Long-term Deferred Collaboration Revenue as of June 30, 2011. Teva will fund all other expenses under the Clinical Development Plan. See note 3 in the Notes to Financial Statements for further details on our Collaboration Agreement with Teva.
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
Bayer HealthCare LLC
On August 7, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC, or Bayer, for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in pre-clinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.
Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary date (Anniversary Payments), with an initial payment of $100,000 paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application, or NDA, filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.

Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2014.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2011	$53
2012	$107
2013	$107
2014	$80

Total	$347
In November 2006, prior to the Arrangement , Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued in 2010, and $502,000 was deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7,327,000 as at June 30, 2011 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2011	$1,027
2012	$2,117
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,837

Total	$14,720
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for the periods ended June 30, 2011 and 2010 was $1,313,000 and $1,092,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2011.
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

8. COMPREHENSIVE LOSS

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
	$	$	$	$
Loss (income) for the period	6,530	(154)	9,575	2,890
Unrealized gain on cash equivalents and marketable securities	(14)	—	(14)	—
Unrealized loss on cash equivalents and short-term investments	46	—	46	—

Comprehensive loss (income)	6,562	(154)	9,607	2,890
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to June 30, 2011. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INFORMATION REGARDING FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference into this document . We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:
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
Teva and the Company have developed a Clinical Development Plan under which two phase 3 clinical trials have been initiated and one additional phase 3 clinical trial is planned to be initiated:
•	The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Expected timing of results from the survival primary endpoint for the custirsen SYNERGY Phase 3 clinical trial remains unchanged at Q4 2013. During discussions regarding the Prostate Cancer SATURN trial, or SATURN, Special Protocol Assessment, or SPA, amendment, U.S. Food and Drug Administration, or FDA, stated that an application supported primarily by the results of SYNERGY alone would be acceptable for submission. We expect to enroll at least 800 patients in SYNERGY.
•	An ongoing phase 3 clinical trial, referred to as SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 300 patients with CRPC. We have revised the custirsen SATURN Phase 3 trial protocol to expand the eligible patient population, and to align with the recently approved chemotherapy, cabazitaxel. We are awaiting final, written FDA agreement on the SPA amendment that will allow patients to receive either docetaxel re-treatment or cabazitaxel as second-line chemotherapy. Recruitment efforts are ongoing to enroll more patients in the SATURN study, which has had few patients accrued due to restrictive enrollment criteria regarding docetaxel retreatment and stable pain criteria. Expected timing of results for the pain palliation primary endpoint is now projected to be Q4 2013 rather than Q2 2013.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. The initiation of the Phase 3 clinical trial evaluating custirsen in patients with NSCLC has been delayed as we determine the optimal chemotherapeutic combination based on safety considerations and the current and evolving standard of care. We believe NSCLC is a promising indication and remain committed to the advancement of custirsen in NSCLC.
For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.” included in our 2010 Annual Report on Form 10-K filed on March 10, 2011.
Custirsen received Fast Track designations from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel for both first- and second-line docetaxel treatment. The FDA has agreed on the design of two phase 3 registration trials, each in CRPC, via the special protocol assessment, or SPA, process. OncoGenex has submitted to the FDA a revision to the approved SPA for the SATURN trial. The proposed revision would permit participants to receive either docetaxel re-treatment or cabazitaxel as chemotherapy in the clinical study. The study design would otherwise remain unchanged and all patients would be randomized to receive custirsen or placebo in conjunction with chemotherapy. In addition, the pain palliation endpoints remain unchanged. The SYNERGY trial design investigates overall survival as the primary endpoint for custirsen in combination with first-line chemotherapy, whereas the SATURN trial investigates pain palliation as the primary endpoint for custirsen in combination with second-line chemotherapy.
We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which advice corresponded with our development plan regarding the proposed pre-clinical studies and both the study designs and analyses for the phase 3 trials. In addition, the Committee for Medicinal Products for Human Use, or CHMP, agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Our phase 3 registration trials are designed to build on our phase 2 clinical trials, including:
•	A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described in our 2010 Annual Report on Form 10-K filed on March 10, 2011 under the heading “Business—Our Product Candidates—Custirsen— Summary of Final Results of Custirsen Phase 2 Clinical Trial in Patients With CRPC Receiving Custirsen and Docetaxel as First-Line Chemotherapy.” Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.
•	Durable pain palliation, defined as pain palliation of 12 weeks or greater, which has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. This is favorable even when compared to the 35% pain responses of three weeks or greater observed in the phase 3 trial, which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC, and when compared to the pain responses for cabazitaxel of 9.2% and for mitoxantrone of 7.7% observed in the Phase 3 TROPIC trial. As of August 13, 2010, the estimated median over survival duration for the custirsen plus mitoxantrone arm was 11.5 months for the custirsen plus docetaxel re-treatment arm, the median overall survival was estimated at 15.8 months for the 20 randomized patients and 12.8 months for the 45 combined patients which included 25 additional patients with high serum clusterin levels at enrolment beyond the 20 randomized patients. Due to the results of our phase 2 trial, the SATURN trial is evaluating the durable pain palliation benefit of custirsen in patients treated with cabazitaxel or docetaxel as second-line chemotherapy, pending FDA approval of the former. We expect the SATURN trial will enroll patients who have previously responded to first-line docetaxel therapy, but who subsequently experienced disease progression involving prostate cancer-related pain despite opioid usage.
•	A phase 2 trial evaluating 81 patients with advanced NSCLC who received custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. The median overall survival was 14.1 months and 54% of patients survived at least one year. Thirty percent of patients who received custirsen with first-line chemotherapy survived at least two years. For comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively. The protocol for the custirsen phase 3 registration trial in advanced, unresectable NSCLC has yet to be finalized. Recent non-clinical studies and drug-to-drug interaction studies have given conflicting results regarding the effect of custirsen on the enzymes which break down paclitaxe1, one of the chemotherapeutic agents intended for use in this trial. Based on the above, both OncoGenex and Teva believe it is unlikely that a Phase 3 trial will be initiated in 2011.

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
OGX-427 has been evaluated in a phase 1 trial in patients with breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the American Society of Clinical Oncology, or ASCO, 2010 annual meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 patients with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to 10 21-day cycles.
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
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with bladder cancer was initiated in August 2009. The investigators are in the process of accruing patients for this trial, in which they will enroll up to 36 patients. The trial is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored trial is funded by the National Cancer Institute of Canada.

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
Product Candidates OGX-225 and CSP-9222
OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.
Collaboration Revenue
We recorded $3.1 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the six months ended June 30, 2011, as compared to $6.4 million in the six months ended June 30, 2010. At June 30, 2011, an aggregate of $19.9 million of the upfront payment was included in the balance sheet line items Current and Long-term Deferred Collaboration Revenue, which we are recognizing as we perform our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2013. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ending December 31, 2011. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.
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
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. Costs that we incurred totaling $3.5 million in 2009, $4.9 million in 2010, and $1.7 million in the six months ended June 30, 2011 have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $19.9 million at June, 2011. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2011 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2013.
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
Restructuring Activities
On August 21, 2008, Sonus entered into the Arrangement with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.

In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the six months ended June 30, 2011, with respect to excess facilities, $140,000 was amortized into income resulting in a remaining liability of $7,327,000 at June 30, 2011.
Results of Operations
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Revenue
Revenue for the three months ended June 30, 2011 increased to $1.9 million, from $1.7 million for the three months ended June 30, 2010. The increase in 2011 as compared to 2010 was due to increased effort, and therefore higher revenue earned through our strategic collaboration with Teva. Collaboration revenue for the three months ended June 30, 2011 includes recognition of $1.2 million from the $30.0 million upfront payment, as well as $0.7 million earned through collaborative research, which has been reimbursed to us on a cash basis. At June 30, 2011, $19.9 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Current and Long-term Deferred Collaboration Revenue, which we are recognizing as we perform our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2013. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this document for further details on our collaboration with Teva.
Research and Development Expenses
Our research and development expenses for our clinical development programs are as follows (in thousands):

	Three months ended
	June 30,
	2011	2010

Clinical development programs:
custirsen	$1,718	$1,573
OGX-427	$1,357	$209
Other research and development	$2,334	$1,297

Total research and development expenses	$5,409	$3,079

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
R&D expenses for the three months ended June 30, 2011 increased to $5.4 million from $3.1 million in the three months ended June 30, 2010. The increase in 2011 as compared to 2010 was due primarily to higher clinical trial and manufacturing costs for OGX-427, higher employee expenses including stock based compensation, and higher costs associated with the custirsen phase 3 clinical trials in 2011. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the SATURN trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.
General and Administrative Expenses
G&A expenses for the three months ended June 30, 2011 were unchanged at $1.5 million. Higher employee expenses, including stock-based compensation expenses incurred in the three months ended June 30, 2011 were offset by lower legal fees, as compared to the same period in 2010.
Net Interest Income (Expense)
Interest income for the three months ended June 30, 2011 increased to $63,000 from $14,000 for the three months ended June 30, 2011 due to higher balances of interest-bearing securities in 2011 as compared to 2010.
Other Income (Expense)
Other income for the three months ended June 30, 2011 increased to $87,000 from $7,000 in expense for the three months ended June 30, 2011. The income in the three months ended June 30, 2011 relates to foreign exchange gains, while the expense in the three months ended June 30, 2010 relates to foreign exchange losses offset by gains on the sales of equipment.
Gain (loss) on Warrants
We recorded a $1.7 million loss on revaluation of the warrants at June 30, 2011 which is included on our consolidated statement of loss as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Revenue
Revenue for the six months ended June 30, 2011 decreased to $3.1 million, from $6.4 million for the six months ended June 30, 2010. The decrease in 2011 as compared to 2010 was due to lower reimbursement revenue earned through our strategic collaboration with Teva resulting from manufacturing costs now being paid directly by Teva. Collaboration revenue for the six months ended June 30, 2011 includes recognition of $1.8 million from the $30.0 million upfront payment, as well as $1.3 million earned through collaborative research, which has been reimbursed to us on a cash basis. At June 30, 2011, $19.9 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Current and Long-term Deferred Collaboration Revenue, which we are recognizing as we perform our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2013. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this document for further details on our collaboration with Teva.
Research and Development Expenses
Our research and development expenses for our clinical development programs are as follows (in thousands):

	Six months ended
	June 30,
	2011	2010

Clinical development programs:
custirsen	$2,727	$6,276
OGX-427	$3,604	$440
Other research and development	$3,931	$2,743

Total research and development expenses	$10,262	$9,459
R&D expenses for the six months ended June 30, 2011 increased to $10.3 million from $9.5 million in the six months ended June 30, 2010. The increase in 2011 as compared to 2010 was due primarily to higher OGX-427 clinical trial and manufacturing costs, higher employee expenses, including stock based compensation, offset by lower custirsen manufacturing costs, as these costs are now being paid directly by Teva. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the SATURN trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial, are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.
General and Administrative Expenses
G&A expenses for the six months ended June 30, 2011 increased to $3.1 million from $2.8 million for the six months ended June 30, 2010. The increase in 2011 was due primarily to higher employee expenses, including stock-based compensation expenses, offset by lower severance related charges and legal fees.
Net Interest Income (Expense)
Interest income for the six months ended June 30, 2011 increased to $119,000 from $19,000 for the six months ended June 30, 2011 due to higher balances of interest-bearing securities in 2011 as compared to 2010.

Other Income (Expense)
Other income for the six months ended June 30, 2011 decreased to $83,000 from $26,000 in expense in the six months ended June 30, 2010. The income in the three months ended June 30, 2011 relates to foreign exchange gains, while the expense in the three months ended June 30, 2010 relates to foreign exchange losses offset by gains on the sales of equipment.
Gain (loss) on Warrants
We recorded a $0.4 million gain on revaluation of the warrants at June 30, 2011 which is included on our consolidated statement of loss as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2010.
Liquidity and Capital Resources
We have incurred an accumulated deficit of $75.6 million through June 30, 2011, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the six months ended June 30, 2011, we generated $3.1 million in collaboration revenue from the Collaboration Agreement with Teva.
All of our operations to date have been funded through the sale of our equity securities, and payments received from Teva. As of June 30, 2011, our cash, cash equivalents, and short-term investments decreased to $75.4 million in the aggregate from $85.1 million as of December 31, 2010.
As of June 30, 2011, we do not have any borrowing or credit facilities. Based on our current expectations, we believe our capital resources at June 30, 2011 will be sufficient to fund our currently planned operations into 2014. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”
Cash Flows
Cash Used in Operations
For the six months ended June 30, 2011, net cash used in operating activities decreased to $9.6 million, from $17.8 million in cash used in operations in the six months ended June 30, 2010. The decrease in cash used in operations is primarily attributable to payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva and lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, offset by higher OGX-427 clinical and manufacturing costs in 2011.
Cash Provided by Financing Activities
For the six months ended June 30, 2011, net cash provided by financing activities decreased to $91 thousand from $521 thousand in the six months ended June 30, 2010. All net cash provided by financing activities in the six months ended June 30, 2011 and June 30, 2010 was the result of proceeds from the issuance of common shares on stock option exercises.
Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2011 increased to $7.0 million from $11.8 million in cash used in investment activities the six months ended June 30, 2010. Net cash used in or provided by investing activities in the six months ended June 30, 2011 and June 30, 2010 were due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into mid-2014, including:
•	completing the SATURN trial, a phase 3 clinical trial that is evaluating a durable pain palliation benefit for custirsen in combination with second-line chemotherapy in patients with CRPC;
•	completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy patients with CRPC;
•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer;
•	completing a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer; and
•	completing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patients with superficial bladder cancer.
As of June 30, 2011, we have a remaining commitment to fund $19.9 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. The final results from the phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at June 30, 2011.

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
Material Changes in Financial Condition

	June 30,	December 31,
(In thousands)	2011	2010
	$	$

Total assets	79,525	89,918
Total liabilities	44,327	45,793
Shareholders’ equity	35,198	44,125
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
New Accounting Standards
See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2011, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value.
Foreign Currency Exchange Risk
We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $100,000 for the quarterly period ended June 30, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, the Institutional Review Board overseeing the clinical trial at issue, by a clinical trial site or investigator, by Teva in the case of custirsen, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.
We do not know whether any of our currently planned clinical trials for custirsen or OGX-427 will proceed or be completed on schedule, if at all, or, with respect to our other product candidates, whether we will be able to initiate any future pre-clinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future pre-clinical studies or clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;
•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	decrease in Teva’s level of focus and efforts to develop custirsen;
•	introduction of new product candidates to the market in therapeutic areas similar to those that we are developing our product candidates;

•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those that we are developing our product candidates;

•	delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment of those trials under an SPA;
•	delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;
•	delay or failure to obtain sufficient manufacturing supply of custirsen;
•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and
•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site.
The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites or investigators;
•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials;
•	delay or failure to obtain sufficient manufacturing supply of custirsen; and
•	delay or failure to obtain future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates in the event of material unforeseen costs relating to our clinical trials currently in progress.
For example, the SATURN trial has had few patients accrued due to the restrictions regarding docetaxel re-treatment and stable pain criteria on entry. We have submitted a proposed revision to the approved SPA for the SATURN trial to the FDA, which would expand the treatment population by including patients who progressed during 1st- line docetaxel treatment, who currently cannot participate in this trial under the existing SPA. However, we have no assurance that the proposed revisions to the SPA protocol will address the recruitment challenges.
Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the Institutional Review Board overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates. We are highly dependent on the success of our lead product candidate, custirsen, and we cannot give any assurance that custirsen, or any of our other product candidates, will receive regulatory approval or will be successfully commercialized.
Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have initiated two registration trials with custirsen in CRPC. A third registration trial in NSCLC is also planned. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. Neither OGX-225 nor CSP-9222 has been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

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
We depend on Teva to collaborate with us to develop and globally commercialize custirsen. Furthermore, under the Collaboration Agreement, we and Teva must agree on any changes to the Clinical Development Plan for custirsen. As a result of our dependence on Teva, the eventual success or commercial viability of custirsen is largely beyond our control. The financial returns to us, if any, under the Collaboration Agreement depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the Collaboration Agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:
•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of custirsen;
•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;
•	loss of significant rights if we fail to meet our obligations under the Collaboration Agreement;
•	our limited control over clinical trials of custirsen;
•	changes in key management personnel at Teva that are members of the Joint Steering Committee; and
•	possible disagreements with Teva regarding the Collaboration Agreement, sharing of costs for clinical trials or ownership of proprietary rights.
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
The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. For example, cabazitaxel and abiraterone were recently approved by the FDA for the treatment of patients with CRPC. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, which products may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.
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
We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All API for custirsen has been manufactured for us by Isis or Avecia Biotechnology Inc., and all drug product has been manufactured for us by Formatech, Inc., Pyramid Laboratories, Inc. and Laureate Biopharmaceutical Services, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. Avecia Biotechnology Inc. is our contract manufacturer for additional quantities of custirsen to complete our phase 3 clinical trials.
All API for OGX-427 for IND-enabling toxicology studies and initial clinical trials has been manufactured for us by Avecia Biotechnology Inc. and all drug product has been manufactured for us by Laureate Biopharmaceutical Services, Inc., in each case pursuant to a purchase order or short-term contract which has been fulfilled.
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
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes Oxley Act of 2002 to report annually on our internal control over financial reporting. If it were to be determined that our internal control over financial reporting is not effective, such shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and our board committees and as executive officers.
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
We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board to designate the terms of and issue new series of preferred stock and the ability of our Board to amend our bylaws without stockholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third-party acquisition of us difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
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
Failure to obtain regulatory approval outside of the United States and Canada would prevent us or Teva from marketing our product candidates abroad.
We intend to market certain of our existing and future product candidates outside of the United States and Canada. In order to market our existing and future product candidates in the European Union and many other non-North American markets, we must obtain separate regulatory approvals. We have had limited interactions with non-North American regulatory authorities. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA or other regulatory authorities does not ensure approval by regulatory authorities in other countries, and approval by one or more non-North American regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-North American regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain non-North American regulatory approvals on a timely basis, if at all. We may not be able to file for non-North American regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

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

ONCOGENEX PHARMACEUTICALS, INC.
Date: August 4, 2011	By:	/s/ Michelle Burris
Michelle Burris
Chief Financial Officer (Principal Financial Officer)

Exhibit
Number	Description

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