Form 10-Q
period 2011-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2011-11-03
CIK 949858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $0.001 par value	9,748,352

OncoGenex Pharmaceuticals, Inc.
Index to Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	4

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II. Other Information

Item 1A. Risk Factors	33

Item 5.	51

Item 6. Exhibits	52

Items 1, 2, 3, and 4 are not applicable and therefore have been omitted

Signatures	52

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
OncoGenex Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

	September 30,	December 31,
	2011	2010
	(unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents [note 4]	15,723	23,533
Restricted cash	377	502
Short-term investments [note 4]	53,533	61,574
Amounts receivable	987	1,224
Prepaid expenses	3,353	2,485

Total current assets	73,973	89,318
Property and equipment, net	198	87
Other assets	509	513

Total assets	74,680	89,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,465	893
Deferred collaboration revenue	10,000	10,000
Current portion of long-term obligations [note 6]	1,406	1,314
Warrant liability [note 4, note 5]	6,248	15,269

Total current liabilities	19,119	27,476
Deferred collaboration revenue, net of current	9,036	11,622
Long-term obligation, less current portion [note 6]	6,500	6,695

Total liabilities	34,655	45,793
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 9,748,352 issued and outstanding at September 30, 2011 and 9,693,591 issued and outstanding at December 31, 2010	10	10
Additional paid-in capital	108,660	107,579
Accumulated deficit	(71,173)	(66,069)
Accumulated other comprehensive income	2,528	2,605

Total shareholders’ equity	40,025	44,125

Total liabilities and shareholders’ equity	74,680	89,918
Subsequent events [note 9]
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Loss (Income)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	$	$	$	$
COLLABORATION REVENUE	1,174	4,881	4,260	11,282

EXPENSES
Research and development	3,814	6,723	14,076	16,182
General and administrative	1,457	1,067	4,499	3,892
Restructuring expense [note 6]	—	4,038	—	4,038

Total expenses	5,271	11,828	18,575	24,112

LOSS FROM OPERATIONS	4,097	6,947	14,315	12,830

OTHER INCOME (EXPENSE)
Interest income	49	25	168	44
Other	(62)	28	22	2
Gain on warrants [note 5]	8,580	—	9,021	—

Total other income	8,567	53	9,211	46

Loss (income) for the period before income taxes	(4,470)	6,894	5,104	12,784
Income tax recovery [note 3]	—	—	—	(3,000)

Net loss (income)	(4,470)	6,894	5,104	9,784

Basic loss (income) per common share	(0.46)	1.07	0.52	1.53
Diluted loss (income) per common share	(0.45)	1.07	0.52	1.53

Weighted average number of basic common shares	9,736,589	6,453,950	9,722,836	6,396,210
Weighted average number diluted common shares	10,043,821	6,453,950	9,722,836	6,396,210
See accompanying notes.

OncoGenex Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Nine months ended
	September 30,
	2011	2010
	$	$
OPERATING ACTIVITIES
Loss for the period	(5,104)	(9,784)
Add items not involving cash
Depreciation and amortization	56	39
Stock-based compensation [note 5(c)]	866	462
Restructuring expense [note 6]	—	4,038
Change in value of warrants [note 4, note 5]	(9,021)	—
Changes in non-cash items
Amounts receivable	237	(486)
Restricted cash	125	(502)
Prepaid expenses	(865)	(308)
Accounts payable and accrued liabilities	572	(12,330)
Lease obligation	(103)	(774)
Deferred collaboration revenue	(2,586)	(3,485)

Cash used in operating activities	(15,823)	(23,130)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	213	674

Cash provided by financing activities	213	674

INVESTING ACTIVITIES
Proceeds from sale of investments	68,521	12,302
Purchase of investments	(60,590)	(40,086)
Purchase of property and equipment	(76)	(37)

Cash provided by (used in) investing activities	7,855	(27,821)

Effect of exchange rate changes on cash and cash equivalents	(55)	7

Decrease in cash and cash equivalents during the period	(7,810)	(50,270)
Cash and cash equivalents, beginning of the period	23,533	62,051

Cash and cash equivalents, end of the period	15,723	11,781

Supplemental cash flow information
Property and equipment acquired under lease obligation	90	—
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
2. ACCOUNTING POLICIES
Recently Adopted Accounting Policies
In April 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010 — 17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved as long as the milestone is considered substantive according to the criteria set forth in this new standard. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2011. The adoption of this standard did not have a significant impact on our financial position or results of operations.
In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, while the additional Level 3 requirements were adopted in the quarter ended March 31, 2011. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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
In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, the Company paid Isis $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $333,333 to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed.

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
Teva and the Company have developed a Clinical Development Plan under which three phase 3 clinical trials will be initiated:
•	The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Results from the survival primary endpoint for the custirsen SYNERGY phase 3 clinical trial are expected during the fourth quarter of 2013. During discussions regarding the Prostate Cancer SATURN trial, or SATURN, Special Protocol Assessment, or SPA, amendment, the U.S. Food and Drug Administration, or FDA, stated that an application supported primarily by the results of SYNERGY alone would be acceptable for submission. We expect to enroll at least 800 patients in SYNERGY.
•	An ongoing phase 3 clinical trial, referred to as SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in approximately 300 patients with CRPC. An amendment to the SATURN phase 3 SPA was completed with the FDA to include cabazitaxel as a second-line chemotherapy option and expand the criteria for patient enrollment in the third quarter of 2011. The SATURN study is designed to evaluate a durable pain palliation benefit of custirsen in patients who had disease progression while receiving or after completing 1st-line docetaxel-based treatment. Patient accrual will continue to be closely monitored to determine the impact of the amendment on SATURN’s previously reported accrual challenges. Expected timing of results for the pain palliation primary endpoint is projected to be the fourth quarter of 2013.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. The initiation of the phase 3 clinical trial evaluating custirsen in patients with NSCLC has been delayed as we determine the optimal chemotherapeutic combination based on safety considerations and the current and evolving standard of care. We believe NSCLC is a promising indication and remain committed to the advancement of custirsen in NSCLC.
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
In the event of a change of control of the Company, within 90 days of the change of control, Teva may terminate the joint steering committee at its sole discretion, terminate the co-promotion option at its sole discretion if the option has not been exercised by the Company or, if exercised, but not yet executed by the Company, or terminate the co-promotion option if in its commercially reasonable opinion co-promotion with the Company’s successor would be materially detrimental to Teva’s interests.
Upon entering into the Collaboration Agreement, the Company assessed whether withholding taxes were owed to the Israeli Tax Authority, or ITA, resulting from the Collaboration Agreement. It was the Company’s position that withholdings taxes were not owed, and a claim was issued to the ITA accordingly. For accounting purposes, management concluded that the withholdings tax claim was an uncertain tax position, and $3 million, which represented the potential withholdings tax obligation, once received from Teva was initially recorded as restricted cash pending the ITA review of our claim and a corresponding liability of $3 million was included in accounts payable and accrued liabilities. In June 2010, the Company received approval from the ITA for our request for a withholdings tax exemption on amounts received from Teva in relation to the Collaboration Agreement. Following receipt of this approval from the ITA the $3 million was released to the Company from escrow. Subsequently, the Company released the $3 million liability and recorded a $3 million income tax recovery in the second quarter of 2010.
Revenue for the three and nine months ended September 30, 2011 was $1.2 million and $4.3 million respectively, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs incurred by OncoGenex in the year ended December 31, 2010 that are reimbursable from Teva. At September 30, 2011, a remaining balance of $19.0 million of the up-front payment was recorded in deferred collaboration revenue. There was $4.9 million and $11.3 million in revenue recorded in the three and nine months ended September 30, 2010 as a result of the Collaboration Agreement with Teva.
4. FAIR VALUE MEASUREMENTS
With the adoption of Accounting Standards Codification, or ASC, 820 “Fair Value Measurements and Disclosures,” beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments, including cash and cash equivalents, amounts receivable and accounts payable, the carrying values approximate fair value due to their short-term nature.

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
Financial Instruments
Cash
Significant amounts of cash are held on deposit with large, well established Canadian and U.S. financial institutions.
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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2011
Assets
Cash	$1,367	$—	$—	$1,367
Money market securities	$11,931	$—	$—	$11,931
Government securities	$1,026	$—	$—	$1,026
Corporate bonds and commercial paper	$—	$55,309	$—	$55,309

	$14,324	$55,309	$—	$69,633
Liabilities
Warrants	$—	$—	$6,248	$6,248
Marketable securities consist of the following:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
2011	Cost	Gain	Loss	Fair Value

Cash	$1,367	$—	$—	$1,367
Money market securities	$11,554	$—	$—	$11,554
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$2,802	$—	$—	$2,802

Cash and cash equivalents	$15,723	$—	$—	$15,723

Money market securities	$377	$—	$—	$377

Restricted cash	$377	$—	$—	$377

Government securities	$1,026	$—	$—	$1,026
Corporate bonds and commercial paper	$52,619	$8	$(120)	$52,507

Short-term investments	$53,645	$8	$(120)	$53,533
All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.

There were no significant realized or unrealized gains or losses on the sales of marketable securities in the nine months ended September 30, 2011 and no significant unrealized gains or losses are included in accumulated other comprehensive income as at September 30, 2011. Realized gains and losses are transferred out of accumulated other comprehensive income into interest income using the specific identification method.
All of the marketable securities held as of September 30, 2011 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. Given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity, the Company does not believe that there are any other than temporary impairments related to its investments in marketable securities at September 30, 2011.
The Company has recorded a $6,248,000 warrant liability as of September 30, 2011. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. See note 5(d) in the Notes to Financial Statements for further details on the inputs used in the Black-Scholes pricing model used to recalculate the warrant liability.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2011:

			Remaining
	Liability at		Liability at
	December 31,	Gain (loss) on	September 30,
(In thousands)	2010	warrants	2011
Warrant liability	$15,269	$9,021	$6,248
5. COMMON STOCK
[a] Authorized
25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.
[b] Issued and Outstanding Shares
During the nine month period ended September 30, 2011 the Company issued 54,761 common shares (period ended September 30, 2010 — 156,472) to satisfy stock option exercises.
[c] Stock options
2010 Performance Incentive Plan
At the 2011 Annual Meeting of Stockholders of the Company held on May 26, 2011, stockholders of the Company approved an amendment to the Company’s 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 450,000 to 1,050,000. As at September 30, 2011 the Company has reserved, pursuant to various plans, 1,567,974 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 762,441 are reserved for options currently outstanding, and 805,533 are available for future option grants.

Stock Option Summary
Options vest in accordance with terms as determined by the board of directors of the Company, or the Board, typically over four years for employee grants and one to three years for Board option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board, but generally will be at least equal to the fair value of the share at the grant date.
Stock option transactions and the number of stock options outstanding are summarized below:

	Number
	of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2010	744,913	8.73
Option grants	95,600	15.15
Option expirations/cancellations	(6,320)	13.93
Option exercises	(54,761)	3.90
Option forfeitures	(16,991)	17.82

Balance, September 30, 2011	762,441	9.64
The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine months ended
	September 30,
	2011		2010
Risk-free interest rates	2.16%		2.36%
Expected dividend yield	0%		0%
Expected life	6	years	6	years
Expected volatility	76%		75%
The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The Company considers the use of these methods of calculating expected term and volatility appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus Pharmaceuticals, Inc., or Sonus. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
	$	$	$	$
Research and development	181	88	493	231
General and administrative	131	61	373	231

Total share-based compensation	312	149	866	462
As of September 30, 2011 and December 31, 2010 the total unrecognized compensation expense related to stock options granted is $2,949,627 and $2,962,000 respectively, which is expected to be recognized into expense over a period of approximately four years.
As of September 30, 2011 and December 31, 2010 a total of 2,042,510 and 2,332,214 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.
[d] Stock Warrants
As of September 30, 2011, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the nine months ended September 30, 2011 or nine months ended September 30, 2010.
The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Nine months ended
	September 30,
	2011		2010
Risk-free interest rates	0.71%		—
Expected dividend yield	0%		—
Expected life	4.06	years	—
Expected volatility	76%		—
6. RESTRUCTURING ACTIVITIES
On August 21, 2008, Sonus completed a transaction, or “the Arrangement,” with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.

In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the nine months ended September 30, 2011, with respect to excess facilities, $252,000 was amortized into income resulting in a remaining liability of $7,215,000 at September 30, 2011.

				Remaining
	Remaining	Amortization	Additional	Liability
	Liability at	of excess	Liability	at September 30,
(In thousands)	December 31, 2010	lease facility	Recorded	2011
Current portion of excess lease facility	$1,303	$(74)	$—	$1,377
Long-term portion of excess lease facility	$6,164	$326	$—	$5,838

Total	$7,467	$252	$—	$7,215
7. COMMITMENTS AND CONTINGENCIES
Teva Pharmaceutical Industries Ltd.
Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, may make up to $370 million in additional payments upon the achievement of developmental and commercial milestones and may be required in the future to pay royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of September 30, 2011, $11.0 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $19.0 million which has been recorded under Deferred collaboration revenue and Deferred collaboration revenue, less current portion as of September 30, 2011. Teva will fund all other expenses under the Clinical Development Plan. See note 3 in the Notes to Consolidated Financial Statements for further details on our Collaboration Agreement with Teva.
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
In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue we receive on custirsen sales, as defined in the Amended Isis License Agreement. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, as defined in the Amended Isis License Agreement, and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%.
Pursuant to license agreements the Company has with the UBC and Isis, the Company is obligated to pay milestone payments of up to CAD $1.6 million and USD $7.75 million, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and royalties on future product sales. We paid UBC and Isis CAD $100,000 and USD $750,000, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2011.
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

Under the terms of the agreement, Bayer received an upfront license fee of $450,000. OncoGenex will make annual payments to Bayer on the anniversary dates, which are referred to as Anniversary Payments, with an initial payment of $100,000 paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application, or NDA, filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. OncoGenex has the option to terminate this contract upon 60 days written notice to Bayer.
Lease Arrangements
The Company has an operating lease agreement for office space in Vancouver, Canada, which expires in September 2014.
Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2011	$27
2012	$107
2013	$107
2014	$80

Total	$321
In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, a standby letter of credit for $377,000 is deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7,215,000 as at September 30, 2011 (note 6).
If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2011	$514
2012	$2,117
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,837

Total	$14,207
Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices in use periods ended September 30, 2011 and 2010 was $1,971,000 and $1,715,000 respectively.
Guarantees and Indemnifications
OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.
The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2011.

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
8. COMPREHENSIVE LOSS (INCOME)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In thousands)	$	$	$	$
Loss (income) for the period	(4,470)	6,894	5,104	9,784
Unrealized gain on cash equivalents and marketable securities	8	3	8	3
Unrealized loss on cash equivalents and short-term investments	120	3	120	3

Comprehensive loss (income)	(4,358)	6,894	5,216	9,784
9. SUBSEQUENT EVENTS
The Company has performed an evaluation of events occurring subsequent to September 30, 2011. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

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
Overview of the Company
OncoGenex is a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have four product candidates in our pipeline, custirsen, OGX-427, OGX-225, and CSP-9222, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.
Our product candidates custirsen, OGX-427, and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies, including chemotherapy. We believe this approach will increase survival time and improve the quality of life for cancer patients. Product candidate CSP-9222 is the lead compound from a family of caspase activators that have been in-licensed from Bayer and demonstrate activation of programmed cell death in pre-clinical models.

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
Teva and the Company have developed a Clinical Development Plan under which two phase 3 clinical trials have been initiated and one additional phase 3 clinical trial is planned to be initiated:
•	The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions regarding the Prostate Cancer SATURN trial, or SATURN, Special Protocol Assessment, or SPA, amendment, the U.S. Food and Drug Administration, or FDA, stated that an application supported primarily by the results of SYNERGY alone would be acceptable for submission. We expect to enroll at least 800 patients in SYNERGY. Expected timing of results for the survival primary endpoint is projected to be the fourth quarter of 2013.
•	An ongoing phase 3 clinical trial, referred to as SATURN, to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in approximately 300 patients with CRPC. An amendment to the SATURN phase 3 SPA was completed with the FDA to include cabazitaxel as a second-line chemotherapy option and expand the criteria for patient enrollment in the third quarter of 2011. The SATURN study is designed to evaluate a durable pain palliation benefit of custirsen in patients who had disease progression while receiving or after completing 1st-line docetaxel-based treatment. Patient accrual will continue to be closely monitored to determine the impact of the amendment on SATURN’s previously reported accrual challenges. Expected timing of results for the pain palliation primary endpoint is projected to be the fourth quarter of 2013.
•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. The initiation of the phase 3 clinical trial evaluating custirsen in patients with NSCLC has been delayed as we determine the optimal chemotherapeutic combination. We believe NSCLC is a promising indication and remain committed to the advancement of custirsen in NSCLC.
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

Our phase 3 registration trials have been designed based on our phase 2 clinical results, including:
•	A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described in our 2010 Annual Report on Form 10-K filed on March 10, 2011 under the heading “Business—Our Product Candidates—Custirsen— Summary of Final Results of Custirsen Phase 2 Clinical Trial in Patients With CRPC Receiving Custirsen and Docetaxel as First-Line Chemotherapy.” Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.
•	Durable pain palliation, defined as pain palliation of 12 weeks or greater, which has been observed in another phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. This is favorable even when compared to the 35% pain responses of three weeks or greater observed in the phase 3 trial, which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC, and when compared to the pain responses for cabazitaxel of 9.2% and for mitoxantrone of 7.7% observed in the phase 3 TROPIC trial. As of August 13, 2010, the estimated median over survival duration for the custirsen plus mitoxantrone arm was 11.5 months for the custirsen plus docetaxel re-treatment arm, the median overall survival was estimated at 15.8 months for the 20 randomized patients and 12.8 months for the 45 combined patients which included 25 additional patients with high serum clusterin levels at enrolment beyond the 20 randomized patients. Due to the results of our phase 2 trial, the SATURN trial is evaluating the durable pain palliation benefit of custirsen in patients treated with cabazitaxel or docetaxel as second-line chemotherapy. We expect the SATURN trial will enroll patients who have previously responded to first-line docetaxel therapy, but who subsequently experienced disease progression involving prostate cancer-related pain despite opioid usage.
•	A phase 2 trial evaluating 81 patients with advanced NSCLC who received custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. The median overall survival was 14.1 months and 54% of patients survived at least one year. Thirty percent of patients who received custirsen with first-line chemotherapy survived at least two years. For comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Roche’s Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively. The protocol for the custirsen phase 3 registration trial in advanced, unresectable NSCLC has yet to be finalized. Recent non-clinical studies and drug-to-drug interaction studies have given conflicting results regarding the effect of custirsen on the enzymes which break down paclitaxe1, one of the chemotherapeutic agents intended for use in this trial. Based on the above, both OncoGenex and Teva believe it is unlikely that a phase 3 trial will be initiated in 2011.

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
OGX-427 has been evaluated in a phase 1 trial in patients with bladder, breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the American Society of Clinical Oncology, or ASCO, 2010 annual meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 patients with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles.
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
Of particular interest was the decrease at all doses and in all diseases evaluated in the trial for both total circulating tumor cells (CTCs), and CTCs which were positive for Hsp27, Hsp27(+) CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors and patients with values of ≤ 5 CTCs are generally considered to have a more favorable prognosis.
When OGX-427 was used as monotherapy, 3 of 17 evaluable patients had a decrease in measurable disease of 20% or greater. In this heavily pretreated patient population, 2 of 4 patients with ovarian cancer had a decrease of 25% or greater in CA-125 (an ovarian tumor marker) and 3 of 15 patients with prostate cancer had a decrease of 30% or greater in PSA (a prostate tumor marker). Hsp27 (+) CTC decreases were noted in 89% of evaluable patients and were observed at all dose levels and in all diseases evaluated. In 9 of 26 (31%) patients with ≥ 5 Hsp27 (+) CTCs at baseline, Hsp27 (+) CTCs had decreased to ≤ 5 CTCs. In addition, serum Hsp27 protein levels were decreased by 30% or greater over a period of at least six weeks in approximately 25% of patients at the 800 and 1000 mg doses.
When OGX-427 was combined with docetaxel, 5 of 10 patients had a decrease in measurable disease of 20% or greater. Five of 9 patients with prostate cancer had a decrease of 30% or greater in PSA. Again, decreases in both total CTCs and Hsp27 (+) CTCs were observed. Hsp27 (+) CTCs were decreased in 71% of evaluable patients. In 4 of 7 patients with ≥ 5 Hsp (+) CTCs at baseline, Hsp (+) CTCs had decreased to ≦ 5 CTCs. Serum Hsp27 protein levels were decreased by 30% or greater over a time period of at least six weeks in approximately 35% of patients.
An investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer was initiated in August 2009. The investigators are in the process of accruing patients for this trial, in which they will enroll up to 36 patients. The trial is designed to determine the safety and potential benefit of OGX-427 administered directly into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This investigator-sponsored trial is funded by the National Cancer Institute of Canada. An abstract reporting preliminary clinical results from this trial has been submitted to the ASCO 2012 Genitourinary Cancers Symposium to be held in February.

In September 2010, we announced the initiation of a separate investigator-sponsored, randomized phase 2 clinical trial evaluating OGX-427 when administered as a monotherapy to patients with CRPC. The randomized, controlled phase 2 trial will enroll up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. It is designed to determine the potential benefit of OGX-427 by evaluating the number of patients who are without disease progression at 12 weeks post-trial treatment with or without OGX-427. This phase 2 trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. An abstract reporting preliminary clinical results from this trial has been submitted to the ASCO 2012 Genitourinary Cancers Symposium to be held in February.
We initiated a phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer in the fourth quarter of 2011. The trial design is a three-arm, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Each arm would enroll approximately 60 patients and the trial would be initiated in sites throughout the United States, Canada and Europe. This trial will complement the phase 2 clinical trial in prostate cancer, and phase 1 clinical trial in patients with superficial or muscle-invasive bladder cancer. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint.
We are currently evaluating various alternatives, including partnering, which would allow us to expand the OGX-427 development plan beyond the ongoing bladder cancer and CRPC trials and the planned randomized phase 2 bladder cancer trial.
Product Candidates OGX-225 and CSP-9222
OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222 are in pre-clinical development.
Collaboration Revenue
We recorded $4.3 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the nine months ended September 30, 2011, as compared to $11.3 million in the nine months ended September 30, 2010. At September 30, 2011, an aggregate of $19.0 million of the upfront payment was included in the balance sheet line items Deferred collaboration revenue and Deferred collaboration revenue, net of current, which we are recognizing as we perform our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2013. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ending December 31, 2011. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See note 3 in the Notes to Financial Statements for further details on our collaboration with Teva.

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
Until July 2, 2008, we and Isis co-developed custirsen and R&D expenses for custirsen were shared 65% by us and 35% by Isis. On July 2, 2008, we and Isis amended the License Agreement to provide for our unilateral development of custirsen. In connection with the Collaboration Agreement and pursuant to the terms of agreements between us and Isis relating to custirsen, we paid $10 million to Isis in the first quarter of 2010, which was included in R&D expenses in 2009. We also paid $333,333 to UBC in the first quarter of 2010 pursuant to the terms of the license agreement relating to custirsen, which was also included in R&D expenses in 2009.
Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. Costs that we incurred totaling $3.5 million in 2009, $4.9 million in 2010, and $2.6 million in the nine months ended September 30, 2011 have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $19.0 million at September 30, 2011. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2011 to 2012, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2013.
Several of our clinical trials have been and are being supported by grant funding that was received directly by the hospitals and/or clinical investigators conducting the clinical trials, thereby allowing us to complete these clinical trials at a lower cost to us.
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
Restructuring Activities
On August 21, 2008, Sonus entered into the Arrangement with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and recorded an initial restructuring charge of $2,084,000 on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges.

In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,467,000 as of December 31, 2010. In the nine months ended September 30, 2011, with respect to excess facilities, $252,000 was amortized into income resulting in a remaining liability of $7,215,000 at September 30, 2011.
Results of Operations
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenue
Revenue for the three months ended September 30, 2011 decreased to $1.2 million, from $4.9 million for the three months ended September 30, 2010. The decrease in 2011 as compared to 2010 was due to lower clinical development activities associated with the SATURN trial, and therefore lower revenue earned through our strategic collaboration with Teva. Collaboration revenue for the three months ended September 30, 2011 includes recognition of $0.9 million from the $30.0 million upfront payment, as well as $0.3 million earned through collaborative research, which has been reimbursed to us on a cash basis. At September 30, 2011, $19.0 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Deferred collaboration revenue and Deferred collaboration revenue, net of current, which we are recognizing as we perform our deliverables under the Collaboration Agreement with Teva. Management currently expects this performance period to end in the fourth quarter of 2013. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this document for further details on our collaboration with Teva.
Research and Development Expenses
Our research and development expenses for our clinical development programs are as follows (in thousands):

	Three months ended
	September 30,
	2011	2010

Clinical development programs:
custirsen	$561	$5,062
OGX-427	$1,501	$220
Other research and development	$1,752	$1,441

Total research and development expenses	$3,814	$6,723

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
R&D expenses for the three months ended September 30, 2011 decreased to $3.8 million from $6.7 million in the three months ended September 30, 2010. The decrease in 2011 as compared to 2010 was due primarily to lower custirsen phase 3 clinical trial costs associated with the SATURN trial, partially offset by higher clinical trial and manufacturing costs for OGX-427, and higher employee expenses including stock based compensation. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the SATURN trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.
General and Administrative Expenses
G&A expenses for the three months ended September 30, 2011 increased to $1.5 million from $1.1 million in the three months ended September 30, 2010. Higher employee expenses, including stock-based compensation expenses incurred in the three months ended September 30, 2011 were partially offset by lower legal fees, as compared to the same period in 2010.
Interest Income / (Expense)
Interest income for the three months ended September 30, 2011 increased to $49,000 from $25,000 for the three months ended September 30, 2011 due to higher balances of interest-bearing securities in 2011 as compared to 2010.
Other Income / (Expense)
Other expense for the three months ended September 30, 2011 increased to $62,000 from $28,000 in income for the three months ended September 30, 2011. The expense in the three months ended September 30, 2011 relates to foreign exchange losses, while the income in the three months ended September 30, 2010 relates to foreign exchange gains and gains on the sales of equipment.
Gain on Warrants
We recorded an $8.5 million gain on revaluation of the warrants at September 30, 2011 which is included on our consolidated statement of loss (income) as Gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenue
Revenue for the nine months ended September 30, 2011 decreased to $4.3 million, from $11.3 million for the nine months ended September 30, 2010. The decrease in 2011 as compared to 2010 was due to lower reimbursement revenue earned through our strategic collaboration with Teva resulting from manufacturing costs now being paid directly by Teva and lower clinical trial costs associated with the SATURN trial. Collaboration revenue for the nine months ended September 30, 2011 includes recognition of $2.6 million from the $30.0 million upfront payment, as well as $1.7 million earned through collaborative research, which has been reimbursed to us on a cash basis. At September 30, 2011, $19.0 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Deferred collaboration revenue and Deferred collaboration revenue, net of current, which we are recognizing as we perform our deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2013. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this document for further details on our collaboration with Teva.
Research and Development Expenses
Our research and development expenses for our clinical development programs are as follows (in thousands):

	Nine months ended
	September 30,
	2011	2010

Clinical development programs:
custirsen	$3,288	$11,338
OGX-427	$5,083	$660
Other research and development	$5,705	$4,184

Total research and development expenses	$14,076	$16,182
R&D expenses for the nine months ended September 30, 2011 decreased to $14.1 million from $16.2 million in the nine months ended September 30, 2010. The decrease in 2011 as compared to 2010 was due primarily to lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, and lower SATURN clinical trial costs, partially offset by higher OGX-427 clinical trial and manufacturing costs, and higher employee expenses, including stock based compensation. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the SATURN trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial, are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.
General and Administrative Expenses
G&A expenses for the nine months ended September 30, 2011 increased to $4.5 million from $3.9 million for the nine months ended September 30, 2010. The increase in 2011 was due primarily to higher employee expenses, including stock-based compensation expenses, partially offset by lower severance related charges and legal fees.

Interest Income / (Expense)
Interest income for the nine months ended September 30, 2011 increased to $168,000 from $44,000 for the nine months ended September 30, 2011 due to higher balances of interest-bearing securities in 2011 as compared to 2010.
Other Income / (Expense)
Other income for the nine months ended September 30, 2011 increased to $22,000 from $2,000 in the nine months ended September 30, 2010. The income in the nine months ended September 30, 2011 relates to foreign exchange gains, while the income in the nine months ended September 30, 2010 relates to gains on the sales of equipment partially offset by foreign exchange losses.
Gain on Warrants
We recorded a $9.0 million gain on revaluation of the warrants at September 30, 2011 which is included on our consolidated statement of loss (income) as Gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2010.
Liquidity and Capital Resources
We have incurred an accumulated deficit of $71.2 million through September 30, 2011, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the nine months ended September 30, 2011, we generated $4.3 million in collaboration revenue from the Collaboration Agreement with Teva.
All of our operations to date have been funded through the sale of our equity securities, and payments received from Teva. As of September 30, 2011, our cash, cash equivalents, and short-term investments decreased to $69.3 million in the aggregate from $85.1 million as of December 31, 2010.
As of September 30, 2011, we do not have any borrowing or credit facilities. Based on our current expectations, we believe our capital resources at September 30, 2011 will be sufficient to fund our currently planned operations into 2014. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”
Cash Flows
Cash Used in Operations
For the nine months ended September 30, 2011, net cash used in operating activities decreased to $15.8 million, from $23.1 million in cash used in operations in the nine months ended September 30, 2010. The decrease in cash used in operations is primarily attributable to payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva and lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, partially offset by higher OGX-427 clinical and manufacturing costs in 2011.

Cash Provided by Financing Activities
For the nine months ended September 30, 2011, net cash provided by financing activities decreased to $0.2 million from $0.7 million in the nine months ended September 30, 2010. All net cash provided by financing activities in the nine months ended September 30, 2011 and September 30, 2010 was the result of proceeds from the issuance of common shares on stock option exercises.
Cash Used/Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2011 was $7.9 million compared with $27.8 million in cash used in investment activities the nine months ended September 30, 2010. Net cash used in or provided by investing activities in the nine months ended September 30, 2011 and September 30, 2010 were due to transactions involving marketable securities in the normal course of business.
Operating Capital and Capital Expenditure Requirements
We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into 2014, including:
•	completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy patients with CRPC

•	completing the SATURN trial, a phase 3 clinical trial that is evaluating a durable pain palliation benefit for custirsen in combination with second-line chemotherapy in patients with CRPC;

•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in patients with prostate cancer;

•	completing a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer; and

•	completing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 treatment in patients with superficial or muscle-invasive bladder cancer.
As of September 30, 2011, we have a remaining commitment to fund $19.0 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. The final results from any or all of the phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.
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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements at September 30, 2011.
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
Material Changes in Financial Condition

	September 30,	December 31,
	2011	2010
(In thousands)	$	$
Total assets	74,680	89,918
Total liabilities	34,655	45,793
Shareholders’ equity	40,025	44,125
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
Foreign Currency Exchange Risk
We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $100,000 for the quarterly period ended September 30, 2011.

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
During the quarter ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Positive results from pre-clinical studies and early clinical trials, including those results from the custirsen or OGX -427 clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.

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
The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel and abiraterone were recently approved by the FDA for the treatment of patients with CRPC. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, which products may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.
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
We rely on third parties to manufacture and supply our product candidates and other agents used in our clinical trials.
We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates and rely on other companies and their manufacturers for other agents used in our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient, or API, for custirsen has been manufactured for us by Isis or Avecia Biotechnology Inc., and all drug product has been manufactured for us by Formatech, Inc., Pyramid Laboratories, Inc. and Laureate Biopharmaceutical Services, Inc., in each case pursuant to a purchase order or short-term contract that has been fulfilled. Avecia Biotechnology Inc. is our contract manufacturer for additional quantities of custirsen to complete our phase 3 clinical trials.

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

We also rely on third-parties for the provision of other agents used in our clinical trials, and in some circumstances these agents are provided to us at no cost. We have no assurance that these third-parties will continue to provide their products to us at no cost.
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
OGX-427 was administered to 59 patients with various types of cancer in a phase 1 clinical trial. Enrollment is complete in five cohorts with dose-escalation of OGX-427 as monotherapy and in two cohorts in which docetaxel was administered in combination with OGX-427. There was only one dose-limiting toxicity; thus, the maximum tolerated dose was not reached. Of the 46 patients presented at the ASCO 2010 annual meeting, the majority of the adverse events were infusion reactions, which were documented in 72% of patients and increased in incidence with increasing dose. The majority (93%) were grade 1 or 2. Grade 3/4 laboratory events, which occurred in decreasing frequency, were lymphopenia, prolonged PTT, neutropenia, hyponatremia, anemia, elevated creatinine and thrombocytopenia. During monotherapy and when OGX-427 was administered as combination therapy, there was evidence of decreases in tumor markers (CA-125 and PSA), decreases in Hsp27 (+) CTCs, and reduction of serum Hsp27 protein levels.
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

Item 5.	Other Information
Our 2010 Performance Incentive Plan, or the 2010 Plan, was amended on November 1, 2011 to authorize the award of restricted stock units, or RSUs, in addition to stock options and restricted stock awards, stock appreciation rights, and stock bonuses. Restricted stock units represent the right to receive shares of our common stock at a specified date in the future, subject to forfeiture of such right due to termination of employment or failure to achieve certain performance conditions. If the restricted stock unit has not been forfeited, then on the date specified in the RSU agreement, we will deliver to the holder of the restricted stock unit whole shares of our common stock (which may be subject to additional restrictions), cash or a combination of our common stock and cash.
Awards granted under the 2010 Plan may be granted pursuant to performance factors. Our compensation committee may select from among the performance factors specified in the 2010 Plan, including, for example, earnings per share, return on equity, total stockholder return, drug development milestones, and company-specific operational metrics. In no event can RSUs for more than 1,050,000 shares of our common stock that are subject to performance-based vesting conditions be granted to any participant in a single fiscal year.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: November 3, 2011	By:	/s/ Michelle Burris Michelle Burris
Chief Financial Officer
(Principal Financial Officer)

Exhibit
Number	Description

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement

31.1
Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.