Form 10-K
period 2011-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2012-03-08
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-80623

OncoGenex Pharmaceuticals, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1522—217th Place SE, Suite 100, Bothell, Washington 98021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $163,796,958. As of March 8, 2012, 9,750,119 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2012, in connection with the solicitation of proxies for its 2012 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

OncoGenex Pharmaceuticals, Inc.

PART I

References in this Form 10-K to “OncoGenex Pharmaceuticals,” “OncoGenex,” the “Company,” “we,” “us” or “our” refer to OncoGenex Pharmaceuticals, Inc. and its wholly owned subsidiaries. The information in this Annual Report on Form 10-K contains certain forward-looking statements, including statements related to clinical trials, regulatory approvals, markets for our products, new product development, capital requirements and trends in our business that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview of Our Business

We are a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have four product candidates in our pipeline, custirsen, OGX-427, OGX-225, and CSP-9222, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

Product Candidates Overview and Recent Developments

Our product candidates custirsen, OGX-427, and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients. Product candidate CSP-9222 is the lead compound from a family of caspase activators that have been in-licensed from Bayer and demonstrate activation of programmed cell death in pre-clinical models.

Custirsen

Custirsen is our product candidate designed to inhibit the production of clusterin, an antiapoptotic, stress-induced protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Data from these Phase 2 studies demonstrates the potential benefit of adding custirsen, a second-generation antisense molecule, to existing cancer therapies. Refer to the discussion below under the headings “Our Product Candidates—Custirsen—Current Custirsen Development Activities” and “Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials” for further details.

In December 2009, we announced that our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a Collaboration and License Agreement dated December 20, 2009, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA has stated to us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. The companies updated the enrollment target for SYNERGY from 800 patients to 1000 patients which is expected to enhance the potential for SYNERGY to be reviewed by the regulatory agencies independent of additional Phase 3 studies. Our expected timing of results for the survival primary endpoint that is based on a pre-specified number of death events is currently projected to be the fourth quarter of 2013, and we currently expect to complete patient accrual in the second half of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. Together with Teva, we plan to initiate this phase 3 clinical trial in the second half of 2012. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC. The Company plans to begin closing down the Saturn trial in the first quarter of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We continue to work with Teva to finalize our development plans for custirsen in non-small cell lung cancer. As previously stated, we expect to initiate this program in the second-half of 2012.

For additional information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.” For additional information regarding the Collaboration Agreement Amendment, refer to the discussion under Item 9B.

OGX-427

OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis, negative clinical outcomes in patients with various tumor types.

We and collaborating investigators have conducted or are in the process of conducting two phase 1 and two phase 2 clinical trials to evaluate the ability of OGX-427 to enhance the effects of therapy in prostate and bladder cancers. Preliminary results have been presented for both the ongoing phase 1 and phase 2 trials and final results were presented for the completed phase 1 trial. Refer to the discussion below under the headings “Our Product Candidates—OGX-427—Current OGX-427 Development Activities” and “Our Product Candidates—OGX-427—Summary of Results of OGX-427 Clinical Trials” for further details.

Our current OGX-427 development activities for prostate cancer include the following clinical trials that have been or are expected to be initiated is as follows:

•

An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. This randomized, controlled phase 2 trial is currently enrolling up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. We currently expect to complete patient accrual in the second half of 2012. Preliminary data have been presented.

•

We intend to initiate a randomized, controlled Phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, in the second half of 2012. This trial will be supported in part by investigator grant funding.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated is as follows:

•

A phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. The trial is currently enrolling up to 180 patients. The trial design is a three-arm, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Under the trial, each arm will enroll approximately 60 patients and the trial has been initiated in sites throughout the United States, Canada and Europe. We currently expect to complete patient accrual in the second half of 2013.

•

An investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling up to 36 patients and we expect to complete patient accrual in the second half of 2012. Preliminary data have been presented.

OGX-225 and CSP-9222

OGX-225 is a product candidate in pre-clinical development that is designed to inhibit production of both Insulin Growth Factor Binding Protein-2, or IGFBP-2, and Insulin Growth Factor Binding Protein-5, or IGFBP-5. Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, pancreatic and colon, as well as acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, glioma and melanoma. Increased IGFBP-2 or IGFBP-5 production is linked to faster rates of cancer progression, treatment resistance and shorter survival duration in humans.

CSP-9222, which is also in pre-clinical development, is the lead compound from a family of caspase activators. These novel, small molecules have been identified as activators of programmed cell death in pre-clinical models.

Discontinued Program—SN2310

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

Financial Overview

In 2011, we recognized $5.5 million in collaboration revenue attributable to our Collaboration Agreement with Teva. We have devoted substantially all of our resources to the development of our product candidates.

We incurred a loss for the year ended December 31, 2011 of $14.7 million and had a cumulative loss at December 31, 2011 of $80.7 million, and $68.0 million of total assets. We expect to continue to incur increasing additional losses in the future as we continue our research and development activities.

To date, we have funded our operations primarily through private and public placements of equity securities and upfront payments received from our Collaboration Agreement with Teva.

Corporate History

On August 21, 2008, the Company, then named Sonus Pharmaceuticals, Inc., completed its acquisition, or the Arrangement, of OncoGenex Technologies, a Canadian corporation, as contemplated by the Arrangement Agreement between the companies dated May 27, 2008. As a result of the Arrangement, OncoGenex Technologies became a wholly owned subsidiary of the Company. As used in this Annual Report on Form 10-K, the term “Sonus” refers to the business of the Company prior to August 21, 2008. More information concerning the Arrangement is contained in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

We were incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000.

Our Product Candidates

We have two clinical-stage product candidates, custirsen and OGX-427, and two pre-clinical-stage product candidates, CSP-9222 and OGX-225.

Custirsen

Overview of Custirsen

Through our clinical trials, we are treating cancer patients with custirsen with the goal of reducing clusterin production. Clusterin is a protein that is over-produced in several types of cancer and in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Preclinical and other data suggest that clusterin promotes cell survival. Increased clusterin production has been linked to faster rates of cancer progression, treatment resistance and shorter survival duration. Since increased clusterin production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, renal, pancreatic, colon, anaplastic large cell lymphoma, and melanoma, we believe that custirsen may have broad market potential to treat many cancer indications and disease stages.

A broad range of pre-clinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing clusterin production with custirsen: (i) facilitates tumor cell death by sensitizing human prostate, non-small cell lung, breast, ovarian, bladder, renal and melanoma tumor cells to various chemotherapies; and (ii) sensitizes prostate tumor cells to hormone ablation therapy and sensitizes prostate and non-small cell lung tumor cells to radiation therapy. Pre-clinical studies conducted by the Vancouver Prostate Centre also indicate that reducing clusterin production with custirsen re-sensitizes docetaxel-resistant prostate tumor cells to docetaxel.

Our phase 1 clinical trials evaluated the safety and established a recommended dose of custirsen in combination with docetaxel (two different schedules), a gemcitabine and a platinum chemotherapy regimen and hormone ablation therapy. Docetaxel, mitoxantrone, cabazitaxel, gemcitabine and platinums (cisplatin and carboplatin) are all examples of chemotherapy agents. Clinical data from our phase 1 clinical trial in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients at the 640mg dose, which was the highest dose evaluated in this clinical trial. This dose was determined by the clinical investigators to be well tolerated and therefore established as the recommended dose.

We have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancer. Data from each of the five phase 2 trials demonstrates that adding custirsen to therapy shows potential benefits, including:

•	longer survival duration when custirsen was added to first-line docetaxel compared to first-line docetaxel alone in patients with CRPC (randomized phase 2 trial);

•

longer survival duration when custirsen was added to either mitoxantrone or docetaxel as second-line chemotherapy compared to survival duration observed in two prior published trials of CRPC patients receiving second-line chemotherapy and comparable survival compared to results observed with cabazitaxel, which was recently approved for use in the United States. One study evaluated patients with better prognostic risk factors who received docetaxel as second-line chemotherapy, this study, called the BCCA Study, was conducted at the British Columbia Cancer Agency and presented at the American Society of Clinical Oncologists, or ASCO, Genitourinary, or GU, Conference in 2008. The second study was a follow-up evaluation of patients on the TAX 327 Study who later received second-line chemotherapy, results were presented at the ASCO 2007 Prostate Cancer Symposium. (The TAX 327 Study was the key registration study that showed a survival benefit for docetaxel over mitoxantrone for first-line chemotherapy treatment of patients with metastatic CRPC.) A Phase 3 trial comparing mitoxantrone to cabazitaxel as second-line chemotherapy for patients with CRPC, referred to as the TROPIC trial, was the key registration study that showed a survival benefit for cabazitaxel over mitoxantrone for second-line chemotherapy treatment of patients with metastatic CRPC;

•

lower on-treatment serum clusterin levels compared to baseline levels of the patient population; preliminary analysis of study data found that average serum clusterin levels during treatment were predictive of survival;

•

increased frequency of pain responses when compared to pain response results with either mitoxantrone or cabazitaxel second-line chemotherapy in the phase 3 TROPIC trial, and increased frequency and duration of pain palliation when custirsen was added to either mitoxantrone or docetaxel as second-line chemotherapy when compared to the frequency and duration of pain palliation observed in the TAX 327 Study for first-line chemotherapy alone in patients with CRPC; and

•

longer survival duration when custirsen was added to gemcitabine and a platinum-containing chemotherapy compared to the survival duration reported in prior published results from randomized clinical trials in NSCLC patients receiving gemcitabine and a platinum-containing chemotherapy.

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

Current Custirsen Development Activities

As a result of our partnership with Teva, there is committed funding for three phase 3 clinical trials evaluating custirsen. The Amended Clinical Development Plan includes these clinical trials that have been or are expected to be initiated:

•

The ongoing phase 3 SYNERGY clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as first-line chemotherapy in patients with CRPC. During discussions with the FDA, the FDA has stated to us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. We expect to enroll up to 1,000 patients in SYNERGY. Along with the increased number of patients, the hazard ratio has been revised from .725 to .75. Our expected timing of results for the survival primary endpoint that is based on a pre-specified number of events is currently projected to be the fourth quarter of 2013, and we currently expect to complete patient accrual in the second half of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. Together with Teva, we plan to initiate this phase 3 clinical trial in the second half of 2012. The Phase 3 study is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time, when custirsen is combined with cabazitaxel for second-line chemotherapy. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with NSCLC. We continue to work with Teva to finalize our development plans for custirsen in non-small cell lung cancer. As previously stated, we expect to initiate this program in the second-half of 2012.

Custirsen has received Fast Track designations from the FDA for the treatment of metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the Special Protocol Assessment, or SPA, process including the increase in the accrual target to 1,000 patients.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel. This advice corresponded with our development plan regarding proposed pre-clinical studies and both study design and analyses for the phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use, or CHMP, agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Summary of Results of Custirsen Phase 2 Clinical Trials

Five phase 2 clinical trials have been conducted to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancer. The following is a summary of the clinical trials evaluating custirsen in combination with chemotherapy.

Summary of Final Results of Phase 2 Clinical Trial in Patients with CRPC Receiving Custirsen and Docetaxel as First-Line Chemotherapy

Final results of a randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel in patients with CRPC were presented during an oral presentation at the ASCO 2009 annual meeting, and were published in the September 20, 2010 issue of the Journal of Clinical Oncology, or JCO. In this trial, patients were randomized to receive either docetaxel or custirsen plus docetaxel.

The trial enrolled 82 patients at 12 sites in Canada and the United States from September 2005 to December 2006. Patients were randomized to one of two treatment arms to receive either 640 mg of custirsen per week by intravenous infusion in combination with docetaxel or docetaxel alone. Patients in both treatment arms received therapy until disease progression, toxicity or the completion of 10 three-week cycles of therapy. Analyses indicated a survival benefit in patients treated with custirsen in combination with docetaxel compared to docetaxel alone, which is the current standard of care for first-line chemotherapy treatment of patients with advanced prostate cancer:

•

Median overall survival among patients treated with custirsen plus docetaxel trial was 23.8 months compared to 16.9 months for patients treated with docetaxel alone, indicating a 6.9 month survival advantage in the custirsen arm.

•	The unadjusted hazard ratio, or HR, a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients receiving custirsen.

•

A prospectively defined multivariate analysis indicated that the significant predictors of overall survival in this study were treatment arm, performance status and presence of metastases other than in bone or lymph nodes. In the multivariate analysis, patients treated with custirsen had a rate of death 51% lower than patients treated with docetaxel alone (HR=0.49; p=0.012). Additional exploratory analyses found that the lower rate of death was associated with the effect of custirsen treatment even when varying amounts of chemotherapy were administered. In other words, custirsen treatment resulted in a lower rate of death when compared to the control arm for patients receiving six or less cycles of chemotherapy, as well as for patients receiving 10 cycles of chemotherapy.

Study investigators concluded that custirsen treatment was well tolerated in combination with docetaxel. Patients receiving custirsen had an increased incidence of mild fever, chills and elevated creatinine levels (a laboratory measure for reduced kidney function) and a moderate to significant decrease in circulating lymphocytes in the blood (another laboratory measure) without any increase in infection rate compared to patients receiving docetaxel alone. Lymphocytes are a type of white blood cell involved in the body’s defense against infections. Based on final results of this randomized phase 2 trial, the phase 3 SYNERGY trial was designed to evaluate the overall survival benefit of custirsen in patients treated with first-line chemotherapy.

The following graph displays the Kaplan-Meier survival curves for patients receiving custirsen in combination with docetaxel (investigational) compared with patients receiving docetaxel alone (control):

Summary of Results of Phase 2 Clinical Trial in Patients Receiving Custirsen and Docetaxel as Second-Line Chemotherapy

Data from a Phase 2 clinical study of custirsen in combination with docetaxel retreatment or mitoxantrone as second-line chemotherapy in patients with metastatic CRPC were published in the September 1, 2011 issue of Clinical Cancer Research, or CCR. In this phase 2 trial, patients who were previously treated with a first-line, docetaxel-based chemotherapy regimen and progressed on or within six months of discontinuation of docetaxel treatment were randomized to receive custirsen plus either docetaxel retreatment or mitoxantrone. Initially, 42 patients were randomized, received at least one cycle of custirsen and chemotherapy and were included in the analysis: 20 patients received docetaxel retreatment plus custirsen and 22 patients received mitoxantrone plus custirsen. The protocol was amended to allow additional patients to be enrolled in the docetaxel retreatment arm. Enrollment into the amended protocol was initiated in May 2007 and 25 additional patients were enrolled. All patients received at least one cycle of custirsen and docetaxel retreatment and were included in the analysis. The last survival update was on August 13, 2010. All patients were followed for a minimum of 39 months or until death.

Data from the clinical trial are summarized as follows:

•

As of August 13, 2010, the estimated median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months (95% C.I.: 6.1-15.2 months). For the custirsen plus docetaxel retreatment arm, the median overall survival was estimated at 15.8 months (95% C.I.:9.9-23.3 months) for the 20 randomized patients and 12.8 months (95% C.I.:9.9-17.0 months) for the combined patient population (n=45) that included 25 additional patients with high serum clusterin levels at enrollment beyond the 20 randomized patients. The median survival duration observed in the phase 3 registration trials for alpharadin, abiraterone acetate, cabazitaxel, and MDV3100 where 14 months, 14.8 months 15.1 months, and 18.4 months, respectively. Patients who participated in these trials had previously received docetaxel as first-line chemotherapy.

•

Analyses presented in the CCR manuscript demonstrated that treatment with custirsen in combination with chemotherapy significantly lowered serum clusterin levels as compared to baseline levels, and that average serum clusterin levels during treatment were predictive of survival, with low serum clusterin levels correlating to longer survival.

•	Pain responses were observed in 62% of evaluable patients, with 88% of these patients having a durable response of three months or more.

•

Pain responses in patients receiving custirsen in addition to docetaxel treatment as second-line therapy were favorable when compared to the pain responses reported for patients in the Phase 3 TROPIC trial that led to the 2010 approval of cabazitaxel in the United States for patients who had previously received treatment with chemotherapy, and the abiraterone acetate Phase 3 trial that led its 2011 approval in the United States for patients who had previously received treatment with chemotherapy. In the TROPIC trial, which evaluated a similar patient population for second-line chemotherapy as was evaluated in our Phase 2 trial (i.e., patients who had progressed while on or soon after first-line docetaxel therapy), the pain response for cabazitaxel was 9.2% and for mitoxantrone was 7.7%. In the abiraterone acetate Phase 3 trial, the proportion of patients with pain palliation among patients with a baseline pain score of four or more and at least one post-baseline pain score was 44% for patients receiving abiraterone and prednisone as compared with 27% for patients receiving prednisone and placebo.

Summary of Preliminary Results of Phase 2 Clinical Trial in Patients with NSCLC Receiving Custirsen and Gemcitabine/Platinum as First-Line Chemotherapy

Data from a Phase 2 clinical study of custirsen in patients with advanced NSCLC was published in the January 2012 issue of Journal of Thoracic Oncology, or JTO; this study evaluated custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. In the trial, 81 patients with advanced NSCLC received custirsen in combination with gemcitabine and a platinum chemotherapy as first-line treatment. Eighty-one percent of the patients had stage IV disease at enrollment, and 16% had squamous cell carcinoma. Patients remaining alive have been followed for a median (range) of 41 (38-59) months.

Data from the clinical trial are summarized as follows:

•	the median overall survival was 14.1 months; 54% of patients survived at least one year;

•	30% of patients who received custirsen with first-line chemotherapy survived at least two years;

•

for comparison, published studies that used a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survival of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months, compared to 10.3 months for chemotherapy alone. This trial excluded patients with squamous cell carcinoma, a type of NSCLC that is associated with a shorter survival duration. Survival for Avastin plus chemotherapy was reported as 51% at one year and 23% at two years, versus 44% at one year and 15% at two years for chemotherapy alone. In a phase 3 trial evaluating first-line treatment of NSCLC patients with either cisplatin plus pemetrexed or cisplatin plus gemcitabine, overall survival was 10.3 months for both treatment groups;

•	disease control was achieved in 69% of patients; and

•

preliminary analyses have shown that treatment with custirsen in combination with gemcitabine and a platinum chemotherapy significantly lowered serum clusterin levels as compared to baseline levels, and that average serum clusterin levels during treatment were predictive of survival, with low serum clusterin levels correlating to longer survival. Custirsen treatment with chemotherapy decreased serum clusterin levels compared to baseline levels in 95% of patients evaluated. Patients who achieved a minimum median CLU level for the population of ≤38 µg/mL during treatment had a median survival of 27.1 compared with 16.1 months for patients who did not (p=0.02).

Summary of Preliminary Results of Phase 2 Clinical Trial in Patients with Advanced Breast Cancer Receiving Custirsen and Docetaxel as First- or Second-Line Chemotherapy

In January 2009, results of a Phase 2 clinical trial in 15 patients with advanced breast cancer were published in the scientific journal CCR; this study evaluated custirsen in combination with docetaxel as first-line or second-line chemotherapy. The authors’ concluded that the combination of custirsen and docetaxel at 75 mg/m2 was well tolerated, and some clinical activity was seen in the patients with metastatic breast cancer.

Summary of Preliminary Results of Phase 2 Clinical Trial in Patients with CRPC Receiving Custirsen and Hormone Ablation Therapy

This trial was an investigator-sponsored trial that evaluated weekly custirsen with androgen withdrawal therapy for a three-month duration in patients with high-risk, localized prostate carcinoma prior to radical prostatectomy. Results of the trial indicated that custirsen was detectable in prostate tissue for 14 days after the last administration, that clusterin expression was decreased in cells from lymph nodes as well as from prostate specimens, and that patients who received custirsen plus androgen withdrawal therapy had higher levels of apoptosis (cell death) compared with patients who never received androgen withdrawal therapy or who received only androgen withdrawal therapy.

OGX-427

Overview of OGX-427

OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis, negative clinical outcomes in patients with various tumor types.

A number of pre-clinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing Hsp27 production induces tumor cell death in prostate, non-small cell lung, bladder, and pancreatic cancer cells and suggest that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy. These pre-clinical studies have also shown that inhibiting the production of Hsp27 in human prostate, bladder, lung, breast, ovarian and pancreatic tumor cells sensitizes the cells to chemotherapy.

Current OGX-427 Development Activities

Our current OGX-427 development activities for prostate cancer include the following clinical trials that have been or are expected to be initiated is as follows:

•

An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. This randomized, controlled phase 2 trial is currently enrolling up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. The trial is designed to determine the potential benefit of OGX-427 as follows:

•	assess the number of patients without disease progression at 12 weeks post-study treatment with or without OGX-427; and

•	measure the direct effect of OGX-427 on PSA levels (a prostate tumor marker), time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints.

We currently expect to complete patient accrual in the second half of 2012. Preliminary data have been presented.

•

We intend to initiate a randomized, controlled Phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, in the second half of 2012. This trial will be supported in part by investigator grant funding.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated is as follows:

•

A phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. This trial is currently enrolling up to 180 patients. The trial design is a three-arm, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Under the trial, each arm is currently enrolling approximately 60 patients and the trial has been initiated in sites throughout the United States, Canada and Europe. The trial is being conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint. We currently expect to complete patient accrual in the second half of 2013.

•

An investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. This clinical trial is being funded by the National Cancer Institute of Canada. The trial is currently enrolling up to 36 patients; it is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure:

•	the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells; and

•	determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation.

We expect to complete patient accrual in the second half of 2012. Preliminary data have been presented

Summary of Results of OGX-427 Clinical Trials

Preliminary or final results have been presented for a phase 1 clinical trial in patients with solid tumors, a phase 1 clinical trial in patients with superficial or muscle-invasive bladder cancer, and a randomized phase 2 trial in chemotherapy-naïve patients with metastatic CRPC. The following is a summary of the preliminary or final results from these trials.

Summary of Preliminary results of Ongoing OGX-427 Randomized Phase 2 Clinical Trial in Patients with CRPC

This randomized, controlled phase 2 trial is currently enrolling up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. This trial is funded in part by a grant by the Terry Fox foundation. The trial is designed to determine the potential benefit of OGX-427 by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without OGX-427. Preliminary study results presented at ASCO Genitourinary Cancers Symposium in February 2012 showed a higher number of patients without disease progression at 12 weeks and greater declines in PSA and CTCs in patients receiving OGX-427 plus prednisone treatment compared to those receiving prednisone alone.

In the first 32 patients randomized to the CRPC Phase 2 study, 17 patients received OGX-427 plus prednisone and 15 patients received prednisone alone. Available preliminary data are as follows:

•

In the OGX-427 plus prednisone arm, 71% of patients were progression-free at 12 weeks, compared to 33% in the prednisone alone arm. The primary efficacy endpoint of this study is defined as the proportion of patients without disease progression at 12 weeks where disease progression is based on any of the following parameters: PSA levels, measurable disease, bone lesions, global deterioration or requiring palliative radiation therapy.

•	Among patients who received OGX-427 plus prednisone, 76% experienced an overall decline in PSA compared to 53% in the prednisone alone arm.

•	Forty-one percent of patients who received OGX-427 plus prednisone experienced a greater than 50% decline in PSA, versus 20% of patients who received prednisone alone.

•

CTC declines from greater than or equal to five (unfavorable) to less than five (favorable) occurred in 50% of patients receiving OGX-427 plus prednisone compared to 31% of those treated with prednisone alone.

•

Among the 17 patients with baseline measurable disease, three out of eight patients who received OGX-427 plus prednisone had a partial response compared to zero out of nine in the prednisone alone arm.

•	Adverse events reported in both arms were primarily grade 1 or 2. Grade 3 or higher adverse events reported in 31% of patients in the OGX-427 plus prednisone arm and 25% in the prednisone alone arm.

OGX-427 infusion reactions occurred and were primarily grade 1 or 2 chills, nausea, vomiting, flushing or diarrhea. Other adverse events in two or more patients thought to be related to OGX-427 were fatigue, dizziness, decreased appetite, and pyrexia.

Summary of Preliminary results of Ongoing OGX-427 Phase 1 Clinical Trial in Patients with Bladder Cancer

This investigator-sponsored phase 1 trial, which is currently enrolling up to 36 patients, is designed to determine the effects of OGX-427 on Hsp27 expression and tumor response rates when administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of delivering OGX-427 by intravesical instillation on expression of Hsp27 in bladder tumor cells. This clinical trial is being primarily funded by the National Cancer Institute of Canada.

Preliminary results from this trial presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012 demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with OGX-427. Additionally, of the 15 patients treated with OGX-427, 33% had complete responses with no pathologic evidence of disease observed in post-surgical tissue following four doses of OGX-427 administered intravesically over an eight day period. In the OGX-427 treated patients who experienced a complete response, the absence of residual disease made it difficult to fully assess the effect of OGX-427 on Hsp27 expression. Therefore, the analysis was based mainly on the remaining patients who had evaluable tumor tissue. We will continue to enroll patients with larger tumors to assess the effect of higher doses of OGX-427 on Hsp27 levels in patients with bladder cancer.

Summary of Results of OGX-427 Phase 1 Clinical Trial in Patients with Solid Tumors

OGX-427 has been evaluated in a phase 1 trial in patients with breast, prostate, ovarian, or non-small cell lung cancer who have failed potentially curative treatments or for whom a curative treatment does not exist. Final results of this phase 1 trial were presented in an oral presentation at the ASCO 2010 annual meeting. The phase 1 trial evaluated 42 patients treated with OGX-427 as a single agent and 22 patients treated with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients per cohort. Two further cohorts evaluated OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to 10 21-day cycles.

When OGX-427 was given as a single agent, a median of two cycles (range of zero to eight) was administered. When OGX-427 was combined with docetaxel, a median of four cycles (range of zero to ten) was administered.

Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the OGX-427 monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the OGX-427 plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus (itching), nausea, and back pain. The incidence of laboratory toxicity was determined based on laboratory data. The majority of laboratory toxicities were Grade 1 or Grade 2. The most common laboratory toxicities included: prolongation of time for a patient’s blood to clot, or PTT, (95% of patients); low level of lymphocytes in the blood which fight infection, or lymphopenia, (93%); low levels of red blood cells which carry oxygen, or anemia, (90%); low sodium concentration in the blood, or hyponatremia, (52%); low white blood cell count, or leucopenia (49%); high aspartate transaminase level, or AST, a test of liver function, (48%); and low levels of potassium in the blood, or hypokalemia, (48%). Serious adverse events were reported for approximately half the patients. The most common events were disease progression and dyspnea (shortness of breath), reported for 5 subjects each and febrile neutropenia, reported for 4 subjects. Increased blood creatinine (a test of kidney function) and hydronephrosis, (obstruction of the urine flow from the kidney due to tumor blockage), were reported for 2 subjects each. All remaining serious adverse events were reported for one subject each.

30 patients had baseline and at least one post-baseline assessment of measurable disease. A total of eight of 30 patients (27%) had a decrease in measurable disease from baseline of at least 15%. For patients treated with monotherapy, three patients had tumor reductions and for patients treated with combined therapy with docetaxel, five patients had tumor reductions.

33 of 36 patients with prostate cancer had at least one post-baseline PSA. Three of 21 in the monotherapy cohorts had reductions in PSA greater than or equal to 30% as did six of 12 in the combination therapy cohorts. Six of seven patients with ovarian cancer had both baseline and post-baseline CA-125 (a ovarian tumor marker) measurements. All were treated with monotherapy. Three patients had a reduction of CA-125.

At all doses and in all diseases evaluated in the trial, decreases were observed in both total CTCs, and in CTCs that were positive for Hsp27, or Hsp27+CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors, and patients with CTC levels of less than or equal to five tumor cells are generally considered to have a more favorable prognosis. Hsp27+CTCs decreases were noted in 89% of evaluable patients and were observed at all dose levels and all diseases evaluated. In nine of 26 (31%) patients with greater than or equal to five Hsp+CTCs at baseline, Hsp27+CTCs had decreased to less than or equal to five tumor cells. In addition, in approximately 25% of patients at the 800 and 1000 mg doses, serum Hsp27 protein levels were decreased by 30% or greater over a period of at least six weeks.

Decreases in both total CTCs and Hsp27+CTCs were observed. Hsp27+CTCs were decreased in 71% of evaluable patients. In four of seven patients with greater than or equal to five Hsp+CTCs at baseline, Hsp+CTCs had decreased to less than or equal to five cells. In approximately 35% of patients, serum Hsp27 protein levels were decreased by 30% or greater over a time period of at least six weeks.

OGX-225

The development program for our third product candidate, OGX-225, is focused on reducing the production of both IGFBP-2 and IGFBP-5, thereby enhancing treatment sensitivity and delaying tumor progression. Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers and is linked to faster rates of cancer progression, treatment resistance and shorter survival duration. We believe that employing OGX-225 as a monotherapy will inhibit the production of both IGFBP-2 and IGFBP-5 and delay disease progression in cancers that depend on insulin-like growth factor-1, or IGF-1, for proliferation.

Because IGFBP-2 and IGFBP-5 are over-produced in a variety of cancers, OGX-225 may have broad market potential in numerous cancer indications. We expect that the initial opportunity for OGX-225 will be in breast and prostate cancer patients early in the course of cancer recurrence after failed hormone ablation therapy.

We have identified the lead compound and completed numerous preclinical proof of concept studies with OGX-225, which suggest that OGX-225 delays disease progression in prostate and breast cancer model systems. We have not yet initiated the pre-Investigational New Drug, or IND, studies required for a regulatory submission or initiated any phase 1 clinical trials.

CSP-9222

Product candidate CSP-9222 is the lead compound from a family of caspase activators. These novel small molecules have been identified as activators of programmed cell death in pre-clinical models.

Second-Generation Antisense Technology

Custirsen, OGX-427, and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product-by-product basis, we have collaborated with Isis Pharmaceuticals, Inc., or Isis, and selectively licensed technology from Isis to combine Isis’ second-generation antisense chemistry with our proprietary gene target sequences to create inhibitors that are designed to down-regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation, and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, which allow for less frequent dosing and thereby make treatment easier on patients at a lower associated cost. For example, clinical data from our phase 1 clinical trial in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. These data demonstrate that, following systemic administration, custirsen entered tumor cells and effectively inhibited clusterin production.

Summary of Product Development Programs

The following table summarizes the status of our product development programs:

Product Candidate	Cancer Indication and Study	Treatment Combination(1)	Development Phase/Status	Publication Reference and Recent and Expected Near Term Data Releases
Custirsen phase 3	Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint (SYNERGY)	Docetaxel with and without custirsen (~1,000 patients); first line chemotherapy	• Phase 3 ongoing; SPA approved by the FDA and EMA in agreement with development plan	• Phase 3 initiated in third quarter of 2010.
	Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint (OGX-011-12)	Cabazitaxel with and without custirsen (~630 patients); second line chemotherapy	• Initiation expected in 2012	• Expected to initiate in 2012.
	Advanced Non-Small Cell Lung Cancer – Survival Endpoint	To be determined.	• Initiation expected in 2012	• Expected to initiate in 2012.
Custirsen phase 2	Metastatic Castrate Resistant Prostate Cancer (OGX-011-03)	Docetaxel with and without custirsen; first line chemotherapy	• Phase 2 completed	• Data published in JCO, September 2010
	Metastatic Castrate Resistant Prostate Cancer (OGX-011-07)	Docetaxel or mitoxantrone with and without custirsen; second-line chemotherapy	• Phase 2 completed	• Data published in CCR, September 2011
	Advanced Non-Small Cell Lung Cancer (OGX-011-05)	Gemcitabine and cisplatin or carboplatin with and without custirsen; first-line chemotherapy	• Phase 2 completed	• Data published in JTO, January 2012
	Localized Prostate Cancer (OGX-011-04)	Custirsen with hormone ablation therapy	• Phase 2 completed	• Results presented at ASCO 2008 Genitourinary Cancers Symposium
	Advanced Breast Cancer (OGX-011-06)	Custirsen with docetaxel	• Phase 2 completed	• Data published in CCR, January 2009
Custirsen phase 1	Localized Prostate Cancer (OGX-011-01)	Custirsen with hormone ablation therapy	• Phase 1 completed	• Data published in Journal of National Cancer Institute, JNCI, September 2005
	Solid Tumors (prostate, breast, NSCLC, ovarian, renal, bladder, peritoneum) (OGX-011-02)	Custirsen with docetaxel	• Phase 1 completed	• Data published in CCR, February 2008
OGX-427 phase 2	Castrate Resistant Prostate Cancer (PR-01)	Prednisone with and without OGX-427 (72 patients)	• Phase 2 ongoing	• Phase 2 initiated in third quarter of 2010 • Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium
	Metastatic Bladder Cancer (OGX-427-02)	Gemcitabine and cisplatin with and without OGX-427 (~ 180 patients); first line chemotherapy	• Phase 2 ongoing	• Phase 2 initiated in fourth quarter of 2011
	Castrate Resistant Prostate Cancer (PR-02)	Abiraterone acetate with and without OGX-427	• Initiation expected in 2012	• Expected to initiate in 2012
OGX-427 phase 1	Solid Tumors (OGX-427-01)	OGX-427 with and without chemotherapy	• Phase 1 completed	• Final data presented at 2010 ASCO annual meeting, manuscript in preparation.
	Superficial and muscle invasive Bladder Cancer (BL-01)	OGX-427 as monotherapy (~36 patients)	• Phase 1 ongoing	• Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium
OGX-225	Solid Tumors	OGX-225 with and without chemotherapy	• Pre-clinical proof-of-concept studies completed	• None
CSP-9222	Solid Tumors	To be determined	• Formulation to be determined	• None

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

Overview of Market and Treatment

In North America, cancer has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimated that in 2011 approximately 1,596,670 new patients in the United States will be diagnosed with cancer and that approximately 571,590 patient deaths will be attributable to cancers.

Typically, cancer treatments are given sequentially and can include hormone therapy, surgery, radiation therapy, and chemotherapy. Although a particular therapy may initially be effective, tumor cells often react to therapeutic treatment by increasing the production of proteins that afford them a survival advantage, enabling them to become resistant to therapy, multiply, and spread to additional organs. As a result, many patients progress through multiple different therapies and ultimately die from the disease.

Our Strategy

Our objective is to develop and commercialize new cancer therapies that address resistance to therapies in cancer patients. Key elements of our strategy include:

•

Gaining market approval for custirsen by conducting registration trials that demonstrate efficacy and safety, in both prostate and lung cancer, in collaboration with Teva. As a result of the Collaboration Agreement with Teva, committed funding is available for phase 3 trials in patients with CRPC to evaluate custirsen in combination with docetaxel as first-line chemotherapy, in patients with CRPC to evaluate custirsen in combination with cabazitazel as second-line chemotherapy, and in patients with NSCLC to evaluate custirsen in combination with first-line chemotherapy. The SYNERGY trial was initiated in 2010, and the second-line CRPC trial and first-line NSCLC program are expected to begin in the second half of 2012. Currently, mitoxantrone, docetaxel, abiraterone acetate and cabazitaxel are approved for use in patients with advanced CRPC. Currently, carboplatin, gemcitabine, cisplatin and pemetrexed are approved for use in patients with advanced NSCLC and bevacizumab in patients with non-squamous NSCLC; bevacizumab in combination with paclitaxel and carboplatin chemotherapy has been shown to improve patient survival when compared to carboplatin chemotherapy alone. Pemetrexed is also approved as a single agent in patients with advanced NSCLC after initial chemotherapy and in combination with cisplatin for initial treatment and maintenance therapy following platinum-based therapy.

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

•

Developing and commercializing new cancer therapies to inhibit treatment resistance in cancer patients. We plan to leverage our expertise in development to bring new products to market as soon as possible. We intend to maintain and develop our relationship with the Vancouver Prostate Centre and develop relationships with other research institutions in order to identify additional product candidates.

•

Optimizing the development of our product candidates through use of outsourcing and internal expertise. In order to increase efficiency and lower our overhead, we outsource, and plan to continue to outsource, pre-clinical and manufacturing activities. We have chosen to establish critical product development functions in-house, including clinical trial management and regulatory affairs.

License and Collaboration Agreements

Teva Pharmaceutical Industries Ltd.

Custirsen

As discussed above, in December 2009, we, through our wholly owned subsidiary, OncoGenex Technologies, entered into the Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Pursuant to the Collaboration Agreement, Teva was granted the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, which we refer to as the Licensed Products. We have an option to co-promote custirsen in the United States and Canada.

Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of Licensed Products. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We do not anticipate receiving any payments from Teva resulting from the achievement of developmental or commercial milestones, or royalties in 2012. We are required to contribute $30 million towards the development of custirsen, which will include our personnel costs for certain development activities.

We and Teva have developed an Amended Clinical Development Plan under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the FDA, the FDA has stated to us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. The companies updated the enrollment target for SYNERGY from 800 patients to 1000 patients which is expected to enhance the potential for SYNERGY to be reviewed by the regulatory agencies independent of additional Phase 3 studies. Our expected timing of results for the survival primary endpoint, that is based on a pre-specified number of death events, is currently projected to be the fourth quarter of 2013, and we currently expect to complete patient accrual in the second half of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. Together with Teva, we plan to initiate this phase 3 clinical trial in the second half of 2012. The Phase 3 study is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time, when custirsen is combined with cabazitaxel for second-line chemotherapy. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC. The Company plans to begin closing down the Saturn trial in the first quarter of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We continue to work with Teva to finalize our development plans for custirsen in non-small cell lung cancer. As previously stated, we expect to initiate this program in the second-half of 2012.

Teva will be responsible for conducting any other trials and development work necessary to obtain required regulatory approvals. We may assume some of these activities if assigned by the Joint Steering Committee, but Teva would be responsible for all associated costs. The Joint Steering Committee will oversee the development and regulatory approval of any Licensed Product. Funding responsibilities for the Clinical Development Plan will be allocated as follows:

•

We are required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by a portion of the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses, or reimbursed to OncoGenex on a cash basis.

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

Under the amended agreement, Isis assigned to OncoGenex Technologies its rights in the patents claiming the composition and therapeutic methods of using custirsen, and granted OncoGenex Technologies a worldwide, nonexclusive license to their know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen. The key product related patent that Isis assigned to OncoGenex Technologies was U.S. Patent number 6,900,187 having an expiration date of at least 2021; and the key core antisense technology patents Isis licensed OncoGenex Technologies are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan. In addition, Isis agreed that so long as OncoGenex Technologies or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, Isis will not research, develop or commercialize an antisense compound designed to modulate clusterin. The amended agreement will continue until OncoGenex Technologies or its commercialization partner is no longer developing or commercializing custirsen or until Isis terminates the agreement for an uncured failure by OncoGenex Technologies to make a payment required under the agreement.

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

We paid Isis $10 million in January 2010 as Isis’ share of Non-Royalty Revenue received by us in December 2009 in connection with our Collaboration Agreement with Teva. We do not anticipate making any further payments to Isis in 2012 under the terms of the Amended Isis Agreement.

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

To facilitate the execution and performance of the Collaboration Agreement, we and Isis agreed to amend the Amended Isis Agreement, which amendment provides that, among other things, if we are the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Amended Isis Agreement. Any non-royalty milestone amounts previously paid will be credited towards the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires us and is the surviving entity.

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

In consideration for the grant of rights related to OGX-427, on May 5, 2005 OncoGenex Technologies issued Isis a promissory note, which was converted into shares of OncoGenex Technologies that were subsequently exchanged in the Arrangement for 53,200 shares of OncoGenex Pharmaceuticals common stock. Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. It is also obligated to pay to Isis certain milestone payments, as well as certain low to mid single-digit royalties on net sales for OGX-427, with the amount of royalties depending on whether third-party royalty payments are owed. We paid Isis USD$750,000 in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2011 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2012.

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

The term of the collaboration and license agreement will continue for each product until the later of 10 years after the date of the first commercial sale of OGX-427 and the expiration of the last to expire of any patents required to be licensed in order to use or sell OGX-427, unless OncoGenex Technologies abandons OGX-427 and Isis does not elect to unilaterally continue development of OGX-427.

University of British Columbia

Custirsen

Efforts conducted at the Vancouver Prostate Centre are owned and managed by the University of British Columbia, or UBC. Under a license agreement entered into in November 2001, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate custirsen. In connection with entering into the license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 shares of our common stock. OncoGenex Technologies agreed to pay UBC low single digit royalties on milestones and the revenue from sales of custirsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC CAD$333,333 as a result of upfront payments we received from Teva in December 2009 in connection with our Collaboration Agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain. We do not anticipate making any royalty payments to UBC under the terms of the agreement in 2012.

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

OGX-427

Under a license agreement entered into in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate OGX-427. In connection with entering into the license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 shares of our common stock. OncoGenex Technologies also agreed to pay UBC low single digit royalties on the revenue from sales of OGX-427, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell OGX-427. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. We paid UBC CAD$100,000 in 2010 in relation to the initiation of a phase 2 trial of OGX-427 in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain. We do not anticipate making any royalty payments to UBC under the terms of the agreement in 2012.

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

OGX-225 and CSP-9222

Pursuant to the terms of our third-party license agreements relating to OGX-225 and CSP-9222, we will owe payments upon the completion of product development milestones, as well as low to mid single digit royalties on product sales. We do not anticipate making any milestone or royalty payments to third parties under the terms of these agreements in 2012.

We are also obligated to pay annual license fees to third parties with respect to these product candidates. These amounts are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations,” which is incorporated herein by reference.

Summary of Milestone Obligations by Product Candidate

The following table sets forth the milestones that we may be required to pay to third parties under the license and collaboration agreements described above. As described above, we will also be required to pay certain revenue-based royalties with respect to each of our product candidates.

Milestone Obligations to Third Parties	Amount Payable
Custirsen	31% of non-royalty revenue
OGX-427	Up to $4,988,000 (1)(2)(3)
OGX-225	Up to $4,336,000 (2)(3)
CSP-9222	Up to $14,000,000 (4)

(1)	Additional milestone payments may be required for product approvals outside the field of oncology.

(2)	Payable in connection with initiating certain clinical trials and obtaining certain market approvals.

(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2011 exchange rate of US$1.00 = CAD$1.0170, and rounded to the nearest $1,000.

(4)	Payable in connection with initiating certain clinical trials, making certain regulatory filings and obtaining certain market approvals.

Government Regulations

Drug Approval Process

Regulation by government authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical trials and to produce and market products for human use, mandatory procedures and safety standards established by the FDA in the United States and by comparable agencies in other countries must be followed.

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

Contract Research Agreements

Consistent with our strategy to outsource certain product development activities, we have established contract research agreements for pre-clinical, manufacturing, and some data management services. We choose which business or institution to use for these services based on their expertise, capacity, and reputation and the cost of the service.

We also provide quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for product candidates with modest contribution from us.

Research and Development Expenditures

For the years ended December 31, 2011, 2010, and 2009, our expenditures for research and development activities were $21.6 million, $18.5 million, and $20.2 million, respectively. Such research and development expenses primarily related to the advancement of our product candidates custirsen and OGX-427.

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

To date, all active pharmaceutical ingredient, or API, and drug product for custirsen and OGX-427 has been manufactured by third parties on a purchase order basis, under cGMP. If our product candidates are approved for commercial sale in the future, we may be required to contract with larger contract manufacturers that can meet higher commercial drug quantities.

Intellectual Property

Our success depends in part on our ability and that of our collaborators to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to prevent others from infringing on the proprietary rights of our product candidates, and to operate without infringing on the proprietary rights of others.

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

We have been granted non-exclusive rights to all intellectual property owned, licensed or otherwise controlled by Isis as of the date of our agreements with Isis that relate to second-generation antisense chemistry and that are required for our product candidates (such as custirsen, OGX-427 and OGX-225). Isis is generally restricted from engaging in research, development and commercialization of antisense compounds related to clusterin, Hsp27, IGFBP-5 and IGFBP-2, other than as provided in the collaboration and license agreement related to each target. Isis directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of these patent rights, which extend to numerous jurisdictions throughout the world. Individual patents have terms of protection depending on the laws of the countries in which the applications are made.

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

Composition of matter patents covering custirsen, OGX-427, and CSP-9222 have issued in the United States and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the United States and certain other countries.

Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date and 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date. Our licensed UBC patent estate, based on those patents and applications existing now and expected by us to issue, will expire in years ranging from 2020 to 2024, which dates do not include extensions that may be available. Our CSP-9222 patent terms will expire starting from 2023. Patent term extensions, specifically to make up for regulatory delays, are available in the United States, Europe and Japan. Although we believe that some or all of our product candidates will meet the criteria for patent term extensions, we can provide no assurance that we will obtain such extensions.

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

Competition

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. For example, cabazitaxel and abiraterone acetate were recently approved by the FDA for the treatment of patients with CRPC. Also, MDV3100 and alpharadin have demonstrated survival improvements in Phase 3 trials.

Many oncology drugs in clinical trials are being developed for the four primary indications: lung, breast, colorectal, and prostate cancer. Certain of these drugs are designed, like custirsen, OGX-427, and OGX-225, to interfere with mechanisms potentially involved with treatment resistance. If new drugs targeting mechanisms of treatment resistance are approved for sale for the indications that we are evaluating in advance of our product candidates or even after their commercialization, the market’s interest in our product candidates may be reduced. We are aware of several other companies developing therapeutic products, whether antisense or otherwise, that seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. Our competitors may seek to identify gene sequences, protein targets or antisense chemistry different from ours, and outside the scope of our intellectual property protection, to develop antisense therapeutics that serve the same function as our product candidates. Our competitors may also seek to use mechanisms other than antisense to inhibit the proteins that our product candidates are designed to inhibit.

Some of our product candidates’ development plans include pursuing prostate cancer indications. Substantial advancements in the treatment of prostate cancer have occurred in the past two years and new products from our competitors have been approved for marketing on the basis of showing a survival advantage. Many of our existing and potential competitors have substantially greater financial resources and expertise than we do in manufacturing and developing products, conducting clinical trials, obtaining regulatory approvals, and marketing. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to our programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since custirsen and OGX-427 are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs may potentially be synergistic with many new and currently marketed therapies. Our ability to compete successfully will depend largely on our ability and, where applicable, the ability of our collaborators to:

•	maintain or establish development programs in combination with new agents that may replace or diminish the markets for which we are currently developing our product candidates;

•	establish that our product candidates are well tolerated and result in a clinical benefit when administered to cancer patients;

•	establish that our product candidates address significant unmet needs for patients, resulting in prioritization of our product candidates over other treatment options;

•	advance the development of our lead programs, including the enrollment of patients for our clinical trials;

•	gain regulatory approval for our product candidates in their respective first indications as well as expand into additional indications;

•

commercialize our lead product candidates successfully, which includes convincing physicians, insurers, and other third-party payors of the advantages of our products over current therapies, when and if they have advantages;

•	obtain intellectual property protection and protect the exclusivity for our product candidates and products, when and if we have any; and

•	acquire other product candidates to expand our pipeline.

Employees

We have a total of 35 employees, of whom 24 are engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 11 are engaged in general and administrative functions, including accounting and finance, administration, and corporate communications. Three of our 35 employees are employed on a part-time basis.

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

Company Information

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 1522—217th Place SE, Suite 100, Bothell, Washington 98021, and our telephone number is (425) 686-1500.

On August 21, 2008, pursuant to the Arrangement, OncoGenex Technologies Inc. became our wholly owned subsidiary. OncoGenex Technologies was incorporated under the federal laws of Canada in May 2000. OncoGenex, Inc., a former subsidiary of OncoGenex Technologies, was incorporated under the laws of Washington in August 2005 and was dissolved pursuant to the Articles of Dissolution filed on July 1, 2009.

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

We do not know whether any of our currently planned clinical trials for custirsen or OGX-427 will proceed or be completed on schedule, if at all, or, with respect to our other product candidates, whether we will be able to initiate any future pre-clinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future pre-clinical studies or clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct clinical trials;

•	decrease in Teva’s level of focus and efforts to develop custirsen;

•	introduction of new product candidates to the market in therapeutic areas similar to those that we are developing for our product candidates;

•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those that we are developing for our product candidates;

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen;

•	delay or failure to obtain sufficient supplies of any of our product candidate for our clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites, investigators, IRB’s, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

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

We depend on Teva to collaborate with us to develop and globally commercialize custirsen. Furthermore, under the Collaboration Agreement, we and Teva must agree on any changes to the Clinical Development Plan for custirsen. As a result of our dependence on Teva, the eventual success or commercial viability of custirsen is largely beyond our control. The financial returns to us, if any, under the Collaboration Agreement depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the Collaboration Agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of custirsen;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	loss of significant rights if we fail to meet our obligations under the Collaboration Agreement;

•	our limited control over clinical trials of custirsen;

•	changes in key management personnel at Teva, including in members of the Joint Steering Committee; and

•	possible disagreements with Teva regarding the Collaboration Agreement, sharing of costs for clinical trials or ownership of proprietary rights.

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

Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have one ongoing registration trial with custirsen in patients with CRPC. An additional registration trial in patients with first-line NSCLC is planned to initiate in the second half of 2012, and we plan to initiate a second trial in combination with cabazitaxel as second-line chemotherapy in patients with CRPC in the second half of 2012 to replace the SATURN trial. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. Neither OGX-225 nor CSP-9222 has been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from pre-clinical studies and early clinical trials, including those results from the custirsen or OGX -427 clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel and abiraterone acetate were recently approved by the FDA for the treatment of patients with CRPC. Also, MDV3100 and alpharadin have demonstrated meaningful improvement in Phase 3 trials. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, which products may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of our product candidates and rely on other companies and their manufacturers for other agents used in our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient, or API, and drug product for custirsen and OGX-427 has been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

To date, we have financed our operations primarily through the sale of our equity securities and from the upfront payment we received pursuant to the Collaboration Agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into 2014. If, however, the Collaboration Agreement with Teva were to terminate or if Teva fails to fulfill its obligations under the Collaboration Agreement, or if patients live longer as a result of new or investigational therapies, or if the trials proceed slower than expected or are initiated later than expected, or if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	maintaining our partnership with Teva and Teva’s ongoing commitment to develop custirsen in a timely manner;

•	whether we experience delays in our pre-clinical and clinical development programs, or slower-than-anticipated product development or rate of events;

•	the scope and results of our pre-clinical studies and clinical trials;

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;

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

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	whether we modify our development program, including terminating and starting new trials.

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

Our business strategy relies in part on potentially partnering successful product candidates with larger companies to complement our internal development and commercialization efforts. While we have successfully entered into a Collaboration Agreement with Teva with respect to custirsen, it may be difficult for us to find third parties that are willing to enter into a collaboration on acceptable economic terms, if at all, with respect to our other product candidates. We also will be competing with many other companies as we seek partners for our other product candidates and may not be able to compete successfully against those companies. If we are not able to enter into collaboration arrangements for our other product candidates and custirsen does not achieve regulatory approval or is delayed, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business could be materially and adversely affected, and we may be forced to discontinue clinical development of these product candidates.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, pre-clinical and clinical personnel, including our executive officers Michelle Burris, Scott Cormack, and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Ms. Burris, Mr. Cormack, and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

Should custirsen receive marketing approval in the United States and Canada, or should we exercise our co-promotion option, we would need to hire a substantial number of specialized personnel, including field-based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all and our business may be harmed as a result. If any of such events were to occur, among other things, we may not be able to comply with our contractual obligations to Teva under our Collaboration Agreement or advance our product candidates, which could have a material adverse effect on our business.

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

Under the Collaboration Agreement, Teva is responsible for the commercialization costs associated with custirsen; however, if we were to exercise our co-promotion option, which we do not anticipate having sufficient funds to do, we would need to expand our marketing and sales capabilities. In addition, as we have primary responsibility for the oversight of the second-line chemotherapy trial in CRPC, we must be able to manage our development responsibilities effectively, which may impose a strain on our administrative and operational infrastructure.

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

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from Isis, we do not have and have not had any control over the filing, prosecution or enforcement of these patents or patent applications. In the case of patents and patent applications licensed from Bayer, while we did not have any control over the filing of the patents and patent applications before the effective date of the Bayer license, we have had control over the filing and prosecution of these patents and patent applications after the effective date of the Bayer license. Under certain circumstances, we also have the right to enforce patents and patent applications licensed from Bayer. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensing partners will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $106,000, which lease expires in September 2014 and includes a five-year renewal option.

We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. Following the completion of the Arrangement discussed elsewhere in this Annual Report on Form 10-K, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI”, effective August 21, 2008.

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 14, 2012, there were approximately 140 stockholders of record and as of February 15, 2012 there were approximately 6,863 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by Nasdaq for the periods indicated are as follows:

	September 30,	September 30,
OncoGenex Pharmaceuticals, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2010:

First quarter	$22.71	$13.90
Second quarter	22.65	13.39
Third quarter	15.60	11.83
Fourth quarter	20.00	13.59

YEAR ENDED DECEMBER 31, 2011:

First quarter	$17.44	$14.77
Second quarter	18.99	15.27
Third quarter	17.75	8.63
Fourth quarter	12.74	9.07

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2011 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011. All amounts reflected in the graph are presented after having given effect to the one-for-eighteen reverse stock split effected in connection with the Arrangement.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/06	12/31/07	8/20/08 (1)	12/31/08	12/31/09	12/31/10	12/31/11

OncoGenex Pharmaceuticals, Inc.	100.00	7.12	4.58	2.73	20.26	15.27	10.67
NASDAQ Composite	100.00	110.26	95.37	65.65	95.19	112.10	110.81
NASDAQ Pharmaceutical	100.00	90.99	105.27	84.71	95.64	100.10	110.44

(1)	August 20, 2008 represents the day before the date of the completion of the Arrangement.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2011, 2010, and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of loss data for the years ended December 31, 2008 and December 31, 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

In connection with the Arrangement, OncoGenex Technologies was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Sonus were recorded, as of the effective time of the Arrangement, at their respective fair values and added to those of OncoGenex Technologies. The results of the operations and balance sheet data for the year ended December 31, 2008 reflect the results of only OncoGenex Technologies for the time period of January 1, 2008 through August 20, 2008 and the results of the combined company from August 21, 2008 through December 31, 2008. The historical results of operations and balance sheet data shown for the year ended December 31, 2007 reflect only those of OncoGenex Technologies prior to the Arrangement, and do not reflect the results of Sonus. The historical results presented are not necessarily indicative of future results.

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
	(in thousands except share and per share amounts)
Statements of Loss Data:
Collaboration revenue	$5,496	$13,616	$25,539	$—	$—
Total expenses	$27,783	$28,361	$28,121	$11,112	$7,675
Net loss	$14,673	$12,584	$5,476	$4,204	$8,536
Redeemable convertible preferred share accretion	$—	$—	$—	$1,973	$2,944
Net loss attributable to common stockholders	$14,673	$12,584	$5,476	$6,177	$11,480
Basic and diluted loss per common share	$(1.51)	$(1.79)	$(0.95)	$(3.38)	$(96.63)

Shares used in calculation of net loss per share
Basic	9,729,340	7,030,903	5,766,850	1,829,276	118,801
Diluted	9,729,340	7,030,903	5,766,850	1,829,276	118,801

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,927	$85,107	$64,568	$12,419	$5,131
Total assets	$68,015	$89,918	$68,980	$14,790	$7,350
Current liabilities	$30,786	$27,476	$25,781	$2,884	$5,713
Total liabilities	$37,125	$45,793	$46,021	$4,083	$8,200
Series preferred shares	$—	$—	$—	$—	$37,373
Additional paid-in capital	$108,986	$107,579	$73,798	$56,070	$399
Accumulated deficit	$(80,742)	$(66,069)	$(53,485)	$(48,009)	$(41,832)
Stockholder’s equity	$30,890	$44,125	$22,959	$10,707	$(38,223)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K . We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	our limited operating history;

•	uncertainty relating to the timing, feasibility and results of clinical trials;

•	dependence on Teva’s ongoing commitment and ability to develop and commercialize custirsen;

•	dependence on the development and commercialization of our product candidates, particularly on custirsen;

•	the risk that research or previous clinical trial results may not be indicative of results in humans or in future studies;

•	the possibility that our competitors may develop and market more effective or less expensive products;

•	the reliance on third parties to conduct our clinical trials;

•	the reliance on third parties to manufacture and supply our product candidates;

•

changes in the treatment landscape, general competitive conditions within the drug development and pharmaceutical industry and new developments or therapies that may not work in combination with our product candidates;

•	uncertainties regarding the safety and effectiveness of our products and technologies;

•	future capital requirements and uncertainty of obtaining additional funding through debt or equity financings on terms acceptable to us;

•	acceptance of our products by the medical community;

•	our ability to build out our product candidate pipeline through product in-licensing, acquisition activities, or otherwise;

•	the potential for product liability issues and related litigation;

•	the possibility we will be unable to acquire or develop products or product candidates;

•	our dependence on key employees and our ability to recruit additional employees;

•	proper management of our operations;

•	the potential inability to successfully protect and enforce our intellectual property rights;

•	the reliance on third parties who license intellectual property rights to us to comply with the terms of such agreements and to enforce, prosecute and defend such intellectual property rights;

•	volatility in the value of our common stock;

•	impediments to a third-party acquisition of us;

•	the timing, expense and uncertainty associated with the development and regulatory approval process for products;

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

Arrangement Agreement

As discussed in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, during 2008, we completed the Arrangement with OncoGenex Technologies and, in connection with the Arrangement, effected a one-for-eighteen reverse stock split. All information in this Annual Report on Form 10-K relating to number of shares, price per share, and per share amounts of common stock are presented on a post-reverse stock split basis. For more information concerning the Arrangement, see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Overview of the Company and 2011 Developments

We are a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have four product candidates in our pipeline, custirsen, OGX-427, OGX-225, and CSP-9222, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

Our product candidates custirsen, OGX-427, and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients. Product candidate CSP-9222 is the lead compound from a family of caspase activators that have been in-licensed from Bayer and demonstrate activation of programmed cell death in pre-clinical models.

Product Candidate Custirsen

As discussed above, in December 2009, we announced our entry into the Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225).

We and Teva have developed an Amended Clinical Development Plan under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the FDA, the FDA has stated to us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. The companies updated the enrollment target for SYNERGY from 800 patients to 1000 patients which is expected to enhance the potential for SYNERGY to be reviewed by the regulatory agencies independent of additional Phase 3 studies. Along with the increased number of patients, the hazard ratio has been revised from .725 to .75. Our expected timing of results for the survival primary endpoint that is based on a pre-specified number of death events is currently projected to be the fourth quarter of 2013, and we currently expect to complete patient accrual in the second half of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. Together with Teva, we plan to initiate this phase 3 clinical trial in the second half of 2012. The Phase 3 study is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time, when custirsen is combined with cabazitaxel for second-line chemotherapy. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC. The Company plans to begin closing down the Saturn trial in the first quarter of 2012.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We continue to work with Teva to finalize our development plans for custirsen in non-small cell lung cancer. As previously stated, we expect to initiate this program in the second-half of 2012.

For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.”

Custirsen received Fast Track designations from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the SPA process.

We have also received written, scientific advice from the EMA on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which advice corresponded with our development plan regarding the proposed pre-clinical studies and both the study design and analyses for the phase 3 SYNERGY trial. In addition, the CHMP agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Our phase 3 registration trials have been designed based on our phase 2 clinical results, including:

•

A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the JCO. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described under the heading “Business—Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials” Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.

•

A phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. As of August 13, 2010, the estimated median over survival duration for the custirsen plus mitoxantrone arm was 11.5 months for the custirsen plus docetaxel re-treatment arm, the median overall survival was estimated at 15.8 months for the 20 randomized patients and 12.8 months for the 45 combined patients which included 25 additional patients with high serum clusterin levels at enrollment beyond the 20 randomized patients. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. This is favorable even when compared to the 35% pain responses of three weeks or greater observed in the phase 3 trial, which supported the registration of docetaxel as first-line chemotherapy in patients with CRPC, and when compared to the pain responses for cabazitaxel of 9.2% and for mitoxantrone of 7.7% observed in the phase 3 TROPIC trial. Due to the results of our phase 2 trial, in the second half of 2012 we plan to initiate a phase 3 trial evaluating the survival benefit of custirsen in combination with cabazitaxel as second-line chemotherapy. We expect this trial to enroll patients who have previously received first-line docetaxel therapy.

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

Product Candidate OGX-427

OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis, negative clinical outcomes in patients with various tumor types.

Our current OGX-427 development activities include the following clinical trials that have been or are expected to be initiated is as follows:

•

The ongoing phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. The trial is currently enrolling up to 180 patients. The trial design is a three-arm, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Under the trial, each arm is currently enrolling approximately 60 patients and the trial will be initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint. We currently expect to complete patient accrual in the second half of 2013.

•

An ongoing investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. This randomized, controlled phase 2 trial is currently enrolling up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. The trial is designed to determine the potential benefit of OGX-427 by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without OGX-427. This trial will also measure the direct effect of OGX-427 on PSA levels, time to progression by PSA or measurable disease, numbers of CTCs, and other relevant secondary endpoints. We currently expect to complete patient accrual in the second half of 2012. Preliminary data have been presented.

•

We intend to initiate a randomized, controlled Phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, in the second half of 2012. This trial will be supported in part by investigator grant funding.

•

An ongoing investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling up to 36 patients; it is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. We expect to complete patient accrual in the second half of 2012. Preliminary data have been presented.

Available preliminary data from our ongoing Phase 1 and Phase 2 clinical trials as well as a completed Phase 1 trial is as follows:

•

Preliminary study results in our ongoing investigator-sponsored randomized phase 2 clinical trial (evaluating OGX-427 when administered as a monotherapy to patients with CRPC) were presented at ASCO GU in February 2012. The preliminary data showed a higher number of patients without disease progression at 12 weeks, and greater declines in prostate-specific antigen (PSA) and circulating tumor cells (CTC) with OGX-427 plus prednisone treatment compared to prednisone alone.

•

Preliminary study results in our ongoing investigator-sponsored phase 1 clinical trial, evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer, showed preliminary results that demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with OGX-427. Additionally, of the 15 patients treated with OGX-427, 33% had complete responses with no pathologic evidence of disease observed in post-surgical tissue after the four intravesical OGX-427 treatments. The lack of disease post OGX-427 intravesical treatment prevented the ability to evaluate the Hsp27 levels within tumor cells and the tumor cell death rates in these patients. Preliminary data from this trial was presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012.

•

OGX-427 has been evaluated in a phase 1 trial in patients with bladder, breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the ASCO 2010 annual meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 patients with OGX-

427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles. OGX-427 was well tolerated both as a monotherapy and in combination with docetaxel. Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the OGX-427 monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the OGX-427 plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus, nausea, and back pain. Despite evaluating OGX-427 at very high doses, a maximum tolerated dose for OGX-427 was not reached in this trial. 33 of 36 patients with prostate cancer had at least one post-baseline PSA (a prostate tumor marker). Three of 21 in the monotherapy cohorts had reductions in PSA greater than or equal to 30% as did 6 of 12 in the combination therapy cohorts. Six of seven patients with ovarian cancer had both baseline and post-baseline CA-125 measurements. All were treated with monotherapy. Three patients had a reduction of CA-125. Of particular interest was the decrease at all doses and in all diseases evaluated in the trial for both total CTCs and CTCs which were positive for Hsp27, Hsp27(+) CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors and patients with values of five CTCs or fewer are generally considered to have a more favorable prognosis.

Product Candidates OGX-225 and CSP-9222

OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, and CSP-9222, a caspase activator, are in pre-clinical development. We are currently evaluating various alternatives, including partnering, which would allow us to further the development of these pre-clinical assets.

Collaboration Revenue

We recorded $5.5 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the year ended December 31, 2011, as compared to $13.6 million in the year ended December 31, 2010. At December 31, 2011, an aggregate of $18.3 million of the upfront collaboration payment was included in the balance sheet line items Current Deferred Collaboration Revenue, which we are recognizing as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred and the associated revenue is recognized, the Current Deferred Collaboration Revenue balance is reduced. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ending December 31, 2012. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our collaboration with Teva.

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

Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. Costs that we incurred totaling $3.5 million of in

2009, $4.9 million in 2010, and $3.3 million in 2011 have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $18.3 million at December 31, 2011. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2012 to 2013, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.

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

We expect our R&D expenses to increase in 2012 and into the future, likely significantly, as we further expand development of custirsen, OGX-427 and our other programs. Our programs or anticipated programs may be subject to change from time to time as we evaluate our R&D priorities and available resources.

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

Restructuring Activities

On August 21, 2008, Sonus completed a transaction, or “the Arrangement,” with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, the square footage of which exceeds our current requirements. We are currently in the process of evaluating opportunities to exit or sublet portions of the leased space. We recorded an initial restructuring charge of $2.1 million on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents our best estimate of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges in future periods.

In June 2009, we revised our sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $0.5 million, $3.5 million, and $4.0 million in expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. In the year ended December 31, 2011, with respect to excess facilities, $0.4 million was amortized into income through research and development expense, resulting in a remaining liability of $7.0 million at December 31, 2011.

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

Revenue for the year ended December 31, 2011 decreased to $5.5 million, from $13.6 million for the year ended December 31, 2010. The decrease in 2011 as compared to 2010 was due to lower reimbursement revenue earned through our strategic collaboration with Teva resulting from manufacturing costs now being paid directly by Teva and lower clinical trial costs associated with the SATURN trial. Revenue for 2011 includes recognition of $3.3 million from the $30.0 million upfront payment, as well as $2.2 million earned through collaborative research, which has been reimbursed to us on a cash basis. At December 31, 2011, $18.3 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Deferred Collaboration Revenue, which we are recognizing as we perform our financial obligation under the Collaboration Agreement. Management currently expects this performance obligation will be completed in the fourth quarter of 2012. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for further details on our collaboration with Teva.

Costs for clinical development programs include external direct expenses such as patient treatment costs, clinical trial site costs, clinical research organization costs and contract manufacturing fees incurred for pre-clinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe. Other research and development includes indirect operating costs such as our personnel and occupancy expenses associated with our clinical development programs and other research and development costs associated with the development of our other product candidates. Our internal resources, employees, and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project. The majority of our costs incurred prior to 2009 were related to the development of custirsen.

Our research and development expenses for our clinical development programs are as follows (in thousands):

	September 30,	September 30,	September 30,
	Twelve months ended December 31,
	2011	2010	2009

Clinical development programs:
custirsen	$4,301	$12,341	$12,888
OGX-427	$9,597	$821	$2,074
Other research and development	$7,655	$5,321	$5,247

Total research and development expenses	$21,553	$18,483	$20,209

R&D expenses for the year ended December 31, 2011 increased to $21.6 million from $18.5 million in the year ended December 31, 2010. The increase in 2011 as compared to 2010 was due primarily to higher OGX-427 clinical trial and manufacturing costs, higher employee expenses, including stock based compensation, offset by lower custirsen manufacturing costs, as these costs are now being paid directly by Teva. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the phase 3 trials in second-line CRPC, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial, are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our product candidates.

The increase in R&D expense in 2011 as compared to 2009 was due primarily to higher OGX-427 clinical trial and manufacturing costs, higher employee expenses, including stock based compensation, offset by lower milestone payments owed to Isis and UBC resulting from the Collaboration Agreement with Teva.

G&A expenses for the year ended December 31, 2011 increased to $6.2 million from $5.8 million for the year ended December 31, 2010. The increase in 2011 was due primarily to higher employee expenses, including stock-based compensation expenses, partially offset by lower audit and accounting fees.

Restructuring expense for the year ended December 31, 2011 was nil, as compared with $4.0 million in 2010. In September 2010, we revised our sublease income assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in an increase in the value of our excess lease liability and a $4.0 million restructuring expense recorded in September 2010 to reflect this change in estimate. There was no comparable charge in 2011.

We recorded a $7.4 million gain on revaluation of the warrants at December 31, 2011 which is included on our Consolidated Statement of Loss as Gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. A $0.1 million gain on revaluation of the warrants and $1.0 million warrant issuance cost expense, relating to issuance costs allocated to warrants as part of the October 2010 financing, were recorded at and for the year then ended December 31, 2010.

Interest income for the year ended December 31, 2011 increased to $0.2 million from $86,000 for the year ended December 31, 2010 due to higher balances of interest-bearing securities in 2011 as compared to 2010.

Other income for the year ended December 31, 2011 remained consistent with the year ended December 31, 2010 at $6,000. The income earned in 2011 relates to foreign exchange gains, while income earned in 2010 relates to gains on sales of equipment offset by foreign exchange losses.

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

Years Ended December 31, 2010 and December 31, 2009

Revenue for the year ended December 31, 2010 decreased to $13.6 million, from $25.5 million for the year ended December 31, 2009. The decrease in 2010 as compared to 2009 was due to lower revenue earned through our strategic collaboration with Teva for the development of custersin. Revenue for 2010 included recognition of $4.9 million from the $30.0 million upfront payment, as well as $8.7 million earned through collaborative research, which has been reimbursed to us on a cash basis. At December 31, 2010, $21.6 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Deferred Collaboration Revenue and Deferred Revenue, net of current, which we are recognizing as we perform our financial obligation under the Collaboration Agreement. Management currently expects this performance obligation will be completed in the fourth quarter of 2012. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for further details on our collaboration with Teva.

R&D expenses for the year ended December 31, 2010 decreased to $18.5 million from $20.2 million in the year ended December 31, 2009. The decrease in 2010 as compared to 2009 was due primarily to the achievement of custirsen milestones in 2009 owed to Isis and UBC resulting from the Collaboration Agreement with Teva, and higher OGX-427 manufacturing costs in 2009 as compared to 2010. The decrease in milestone expense was offset by higher custirsen manufacturing costs, employee costs and custirsen clinical trial costs associated with the phase 3 clinical trials. Costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while manufacturing costs are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.

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

We recorded $1.0 million warrant issuance cost expense for the year ended December 31, 2010, relating to the issuance costs allocated to warrants as part of our October 2010 financing discussed in Note 10 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. This expense was offset by a $0.1 million gain on revaluation of the warrants at December 31, 2010 which is included on our consolidated statement of loss as gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. There was no comparable charge in 2009.

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

Liquidity and Capital Resources

We have incurred an accumulated deficit of $80.7 million through December 31, 2011, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the year ended December 31, 2011, we generated $5.5 million in collaboration revenue from the Collaboration Agreement with Teva.

All of our operations to date have been funded through the sale of our equity securities, and upfront payments received from Teva. As of December 31, 2011, our cash, cash equivalents, and short-term investments decreased to $64.9 million in the aggregate from $85.1 million as of December 31, 2010.

As of December 31, 2011, we do not have any borrowing or credit facilities. Based on our current expectations, we believe our capital resources at December 31, 2011 will be sufficient to fund our currently planned operations 2014. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the year ended December 31, 2011, cash used in operating activities decreased to $20.3 million, from $26.8 in cash used in operations activities in 2010. The decrease in cash used in operations is primarily attributable to payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva and lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, partially offset by higher OGX-427 clinical and manufacturing costs in 2011.

For the year ended December 31, 2009, cash provided by operating activities of $34.9 million was attributable primarily to the upfront cash payment from Teva, offset by increased R&D expenses associated with personnel and facilities assumed in the Arrangement, cash used to reduce liabilities assumed in the Arrangement and increased current assets associated with R&D activities.

Cash Provided by Financing Activities

For the year ended December 31, 2011, net cash provided by financing activities decreased to $0.2 million from $47.5 million. All net cash provided by financing activities in the twelve months ended December 31, 2011 was the result of proceeds from the issuance of common shares on stock option exercises and all net cash provided by financing activities in the twelve months ended December 31, 2010 was the result of proceeds from the issuance of common shares pursuant to the financing we completed in October 2010 and stock option exercises.

Net cash provided by financing activities in the year ended December 31, 2009 was $17.3 million, resulting from net proceeds we received from the issuance of common shares through a registered direct offering, net proceeds we received from the issuance of common shares to Teva as part of a Stock Purchase Agreement, and the proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities

Net cash provided in investing activities for the year ended December 31, 2011 increased to $25.1 million from $59.1 million in cash used by investing activities in the year ended December 31, 2010. Net cash used in or provided by investing activities in the years ended December 31, 2011 and December 31, 2010 were due to transactions involving marketable securities in the normal course of business.

Net cash provided by investing activities in the year ended December 31, 2009 was $2.2 million, resulting from the transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and various contractual obligations for at least the next 12 months. We also believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2014 including:

•

completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy in approximately 1,000 patients with CRPC;

•

initiating and enrolling patients in a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy, which is expected to be initiated in 2012;

•

initiating and enrolling patients in a phase 3 clinical trial that is evaluating a survival benefit for custirsen in patients with advanced, unresectable NSCLC, which is expected to be initiated in 2012;

•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy;

•

completing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer, which was initiated in August 2009; and

•	completing enrollment in a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer; and

•	initiating and enrolling a phase 2 clinical trial evaluating OGX-427 treatment in combination with abiraterone acetate in patients with prostate cancer.

As of December 31, 2011, we have a remaining commitment to fund $18.3 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. The final results from the phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we desire to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, we will require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical trials, pre-clinical development and regulatory approvals;

•	success of custirsen and achieving milestones and royalties;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs and results of drug discovery and R&D;

•	entering into new collaborative or product license agreements for products in our pipeline;

•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt; and

•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Contractual Obligations (In thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease (1)	$13,693	$2,117	$4,426	$4,696	$2,454
Vancouver office operating lease (2)	289	105	184	—	—
Bayer license maintenance fees (3)	950	200	475	275	—
UBC license maintenance fees (4)	32	8	16	8	—
Leased equipment	69	33	36	—	—
Total	$15,033	$2,463	$5,137	$4,979	$2,454

(1)	This operating lease, which commenced in 2007, is for a 10-year term and includes two five-year option renewals.

(2)	This operating lease expires in 2014.

(3)	Under the terms of our agreement with Bayer, we make annual payments to Bayer on June 27 of each year, with an initial payment of $100,000 in 2008. The payments increase annually by $25,000 until the initiation of the first phase 3 clinical trial relating to CSP-9222, at which point the payments reset to $100,000 and increase by $25,000, until such time as we achieve either the first New Drug Application, or NDA filing in the United States or the European Union related to CSP-9222. For the purposes of this table, we assume no reset in pricing resulting from initiation of phase 3 trials. We have the option to terminate this agreement upon 60 days’ advance written notice to Bayer.

(4)	We are obligated to pay an annual license maintenance fee of CAD$8,000 to UBC, which has been converted to US dollars based on the December 31, 2011 exchange rate of US$1.00 = CAD$1.0170, and rounded to the nearest $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2011.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Contingencies and Commitments

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We are required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of December 31, 2011, $11.7 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $18.3 million which has been recorded under Current Deferred Collaboration Revenue. Teva will fund all other expenses under the Clinical Development Plan.

Pursuant to the Collaboration Agreement, we agreed to collaborate with Teva in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds (the “Licensed Products”). We have an option to co-promote custirsen in the United States and Canada.

In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.

Isis Pharmaceuticals Inc. and University of British Columbia

Pursuant to license agreements we have with the UBC and Isis, we are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and low to mid single digit royalties on future product sales.

In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue (defined to mean revenue not based on net sales of products) we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $750,000 and CAD $100,000, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2012.

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

To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and OncoGenex and UBC agreed to make a corresponding amendment to the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire us and becomes the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million.

Bayer HealthCare LLC

On June 27, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in pre-clinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.

Under the terms of the agreement, Bayer received an upfront license fee of $0.5 million. OncoGenex will make annual payments to Bayer on the anniversary date, or the Anniversary Payments, with an initial payment of $100,000 paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until we achieve either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14 million for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. We have the option to terminate this contract upon 60 days written notice to Bayer.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

September 30,
CAD

2012	$107
2013	$107
2014	$80

Total	$294

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued by us in 2010, and $0.4 million remains in a restricted money market account as collateral. We continue to evaluate opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7.0 million as at December 31, 2011 (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

If we are unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

September 30,
2012	$2,117
2013	2,180
2014	2,246
2015	2,313
2016	2,382
Remainder	2,455

Total	$13,693

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2011, 2010, and 2009 was $2.6 million, $2.3 million, and $2.4 million respectively.

Clinical Research Organizations

Our clinical research organization, or CRO, contracts typically call for specified prepaid amounts to be maintained and held in escrow for future services to be rendered by the CRO. An amount of $750,000 was paid in January 2012 for future services to be performed for the phase 2 trial of OGX-427 in patients with metastatic bladder cancer.

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2011.

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

Material Changes in Financial Condition

	September 30,	September 30,
(in thousands)	December 31, 2011	December 31, 2010
Total Assets	$68,015	$89,918
Total Liabilities	$37,125	$45,793
Total Equity	$30,890	$44,125

The decrease in assets from December 31, 2010 to December 31, 2011 primarily relates to costs incurred in relation to development of OGX-427 and the custirsen Clinical Development Plan. The decrease in liabilities from December 31, 2010 relates predominantly to the revaluation of the warrant liability, amortization of restructuring-related liabilities, and the recognition of deferred collaboration revenue. The decrease in equity relates primarily to the net loss attributable to common shareholders incurred in 2011.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates. Estimates and assumptions principally relate to the period we expect to recognize our remaining Current Deferred Collaboration Revenue under our Collaboration and License Agreement, or Collaboration Agreement, with Teva, estimates of the initial fair value and forfeiture rates of stock options issued to employees and consultants, the resolution of uncertain tax positions and estimates of the fair value of our excess lease facility liability.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency).

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and they are carried at market value with unrealized gains and losses except other than temporary losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency). Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. The Company determines the fair value of its warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable solely to the upfront payment we received in the fourth quarter of 2009 pursuant to our Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the Clinical Development Plan we and Teva developed under which three phase 3 clinical trials will be initiated. Under the Collaboration Agreement, we and Teva share certain custirsen-related development costs. We are required to spend $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses, or reimbursed to OncoGenex on a cash basis. Teva will fund all other expenses under the Clinical Development Plan. When we have fulfilled its requirement to spend $30 million in direct and indirect development costs, including FTEs, Teva will, on a quarterly basis, reimburse all development expenses incurred in accordance with the Clinical Development Plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the Collaboration Agreement, see Note 4 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Collaboration Agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the Collaboration Agreement to determine whether it had obligations constituting deliverables under ASC 605-25. We concluded that it had multiple deliverables under the Collaboration Agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which we would perform those deliverables began in the fourth quarter of 2009 and will be completed in the fourth quarter of 2012. Because we were able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

We will recognize $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis, as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred and the associated revenue is recognized, the Current Deferred Collaboration Revenue balance is reduced. Management currently expects that all remaining Current Deferred Collaboration Revenue will be in recognized as Collaboration Revenue by the fourth quarter of 2012. Estimation of the period we expect to incur direct and indirect costs associated with the Clinical Development Plan requires the use of management’s judgment. Significant factors considered in management’s evaluation of the direct and indirect development costs include, but are not limited to its experience, along with Teva’s experience, in conducting clinical development activities. We will review the projected direct and indirect development costs associated with the Clinical Development Plan on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the total direct and indirect development costs may materially impact the timing of the future revenue recognized under the Collaboration Agreement. Direct and indirect development costs consists primarily of time (recognized as hours incurred, multiplied by contractual billing rates), materials and other related costs.

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

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is provided on a straight-line basis over the following periods:

September 30,
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements and equipment under capital lease	Over the term of the lease

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

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The non-refundable tax credit reduces the tax provision; however, no reduction to the tax provision has been recorded to date as we record a full valuation allowance. All qualifying expenditures are eligible for non-refundable tax credits only.

Therapeutic Discovery Research Grants

The Internal Revenue Service’s therapeutic discovery tax credit program, created under the Patient Protection and Affordable Care Act of 2010, provides tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. We applied for and received funds under this program to support the company’s custirsen, and OGX-427 development projects. The benefits of research grants under the Internal Revenue Service’s therapeutic discovery tax credit program are recognized in the year the qualifying expenditure is approved provided there is reasonable assurance of recoverability. The tax grants recorded are based on management’s estimates of amounts expected to be received and are subject to audit by taxation authorities. The research grants reduce the carrying cost of expenditures for research and development expenses to which it relates.

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses.

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. We use an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. We monitor each of these factors to the extent possible and adjusts estimates accordingly.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of the ASC 718, “Stock Compensation”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period.

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities. We have reported the components of comprehensive loss in the statement of shareholders’ equity.

Loss per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in accordance with the treasury stock method. The effect of potentially issuable common shares from outstanding stock options is anti-dilutive for all periods presented.

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with adjustments to sublease income assumptions relating to our Bothell facility (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) were reclassified during the third quarter of 2010 from research and development expenses to restructuring expenses. This reclassification on the statements of loss was made in all prior periods presented for comparability purposes. This reclassification had no effect on net loss attributable to common shareholders, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.

Recently Adopted Accounting Policies

In April 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010—17—Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved as long as the milestone is considered substantive according to the criteria set forth in this new standard. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2011. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, while the additional Level 3 requirements were adopted in the quarter ended March 31, 2011. The adoption of this standard did not have an impact on our financial position or results of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income.” This ASU defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. We are currently evaluating the impact of this new ASU.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interests rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $200,000 in the fair value of our investments as of December 31, 2011.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $280,000 for the year ended December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

September 30,
Vancouver, Canada,	/s/ ERNST & YOUNG LLP
March 8, 2012	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion thereon.

September 30,
Vancouver, Canada,	/s/ ERNST & YOUNG LLP
March 8, 2012	Chartered Accountants

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	$	$
ASSETS
Current
Cash and cash equivalents [note 5]	28,517	23,533
Restricted cash [note 5]	377	502
Short-term investments [note 5]	36,410	61,574
Amounts receivable	812	1,224
Prepaid expenses	1,210	2,485

Total current assets	67,326	89,318
Property and equipment, net [note 6]	180	87
Other assets [note 8]	509	513

Total assets	68,015	89,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	3,217	893
Deferred collaboration revenue [note 4]	18,271	10,000
Current portion of long-term obligations [note 7]	1,417	1,314
Warrant liability [note 5 and note 10]	7,881	15,269

Total current liabilities	30,786	27,476
Deferred collaboration revenue, net of current [note 4]	—	11,622
Long-term obligations, less current portion [note 7]	6,339	6,695

Total liabilities	37,125	45,793
Commitments and contingencies [note 12]

Shareholders’ equity:
Common shares [note 10]:
$0.001 par value 25,000,000 shares authorized and 9,749,819 issued and outstanding at December 31, 2011	10	10
Additional paid-in capital	108,986	107,579
Accumulated deficit	(80,742)	(66,069)
Accumulated other comprehensive income	2,636	2,605

Total shareholders’ equity	30,890	44,125

Total liabilities and shareholders’ equity	68,015	89,918
Subsequent events [note 15]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	$	$	$
COLLABORATION REVENUE	5,496	13,616	25,539

EXPENSES
Research and development	21,553	18,483	20,209
General and administrative	6,230	5,840	3,961
Restructuring expense [note 7]	—	4,038	3,951

Total expenses	27,783	28,361	28,121

OTHER INCOME (EXPENSE)
Interest income	220	86	47
Other	6	6	70
Warrant issuance costs	—	(1,027)	—
Gain on warrants	7,388	96	—

Total other income (expense)	7,614	(839)	117

Loss for the period before taxes	(14,673)	(15,584)	(2,465)
Income tax expense (recovery) [note 9]	—	(3,000)	3,011

Net loss attributable to common shareholders	(14,673)	(12,584)	(5,476)

Basic and diluted net loss per common share [note 10[g]]	(1.51)	(1.79)	(.95)

Weighted average number of common shares [note 10[g]]	9,729,340	7,030,903	5,766,850

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of U.S. dollars, except share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Number of Common Shares	Common Shares and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Accumulated deficit	Total Shareholders’ Equity
	(in thousands of U.S. dollars, except share amounts)
Balance, December 31, 2008	5,544,114	56,076	2,640		(48,009)	10,707

Stock-based compensation expense		380				380
Shares issued in July 2009 financing	475,000	9,304				9,304
Shares issued in Teva stock purchase agreement	267,531	7,903				7,903
Stock option exercises	37,388	141				141
Loss for the period				(5,476)	(5,476)	(5,476)

Comprehensive loss for the period				(5,476)

Balance, December 31, 2009	6,324,033	73,804	2,640		(53,485)	22,959

Stock-based compensation expense		642				642
Shares issued in October 2010 financing	3,174,602	32,319				32,319
Unrealized loss on marketable securities			(35)	(35)		(35)
Stock option exercises	194,956	824				824
Loss for the period				(12,584)	(12,584)	(12,584)

Comprehensive loss for the period				(12,619)

Balance, December 31, 2010	9,693,591	107,589	2,605		(66,069)	44,125

Stock-based compensation expense		1,188				1,188
Shares issued in October 2010 financing
Net unrealized loss on marketable securities			(4)	(4)		(4)
Reverse prior year’s net unrealized loss on marketable securities			35			35
Stock option exercises	56,228	219				219
Loss for the period				(14,673)	(14,673)	(14,673)
Comprehensive loss for the period				(14,677)

Balance, December 31, 2011	9,749,819	108,996	2,636		(80,742)	30,890

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
	$	$	$
OPERATING ACTIVITIES
Loss for the period	14,673	12,584	5,476

Add items not involving cash
Warrant issuance costs	—	1,027	—
Gain on warrants	(7,388)	(96)	—
Depreciation	75	52	50
Stock-based compensation [note 10[c]]	1,188	642	380
Restructuring expense [note 7]	—	4,038	3,951
Changes in non-cash working capital items	—
Amounts receivable (payable)	412	1,885	(2,955)
Investment tax credit recoverable	—	—	1,090
Restricted cash	125	(502)	—
Prepaid expenses	1,278	(1,763)	(136)
Other assets		(4)	(12)
Accounts payable and accrued liabilities	2,324	(13,560)	12,200
Lease obligation [note 7]	(253)	(1,069)	(741)
Deferred collaboration revenue [note 4]	(3,351)	(4,906)	26,527

Cash provided by (used in) operating activities	(20,263)	(26,840)	34,878

FINANCING ACTIVITIES
Cash paid on fractional shares eliminated on reverse share split	—	—	—
Proceeds from issuance of common stock under stock option and employee benefit plans	219	824	141
Issuance of warrants, net of warrant issuance costs	—	14,338	—
Issuance of common shares, net of share issue costs	—	32,319	17,206

Cash provided by financing activities	219	47,481	17,347

INVESTING ACTIVITIES
Purchase of investments	(75,147)	(93,018)	(4,036)
Proceeds from sale of investments	100,294	33,960	6,280
Purchase of property and equipment	(79)	(68)	(15)

Cash provided by (used in) investing activities	25,068	(59,126)	2,229

Effect of exchange rate changes on cash	(40)	(33)	(21)
Increase (decrease) in cash and cash equivalents during the period	4,984	(38,518)	54,433
Cash and cash equivalents, beginning of the period	23,533	62,051	7,618

Cash and cash equivalents, end of the period	28,517	23,533	62,051

Supplemental cash flow information
Property and equipment acquired under lease obligation	89	—	65

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and our wholly owned subsidiaries, OncoGenex Technologies and OncoGenex, Inc. OncoGenex, Inc. ceased operations in 2009 and were subsequently dissolved. All intercompany balances and transactions have been eliminated.

Liquidity

The Company has historically experienced recurring losses from operations that have generated an accumulated deficit of $80.7 million through December 31, 2011. At December 31, 2011, the Company had cash, cash equivalents and short-term investments of $64.9 million.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates. Estimates and assumptions principally relate to the period we expect to recognize our remaining Current Deferred Collaboration Revenue under our Collaboration and License Agreement, or Collaboration Agreement, with Teva, estimates of the initial fair value and forfeiture rates of stock options issued to employees and consultants, the resolution of uncertain tax positions and estimates of the fair value of our excess lease facility liability.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and are carried at market value with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency).

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and they are carried at market value with unrealized gains and losses except other than temporary losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency). Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. The Company determines the fair value of its warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable solely to the upfront payment we received in the fourth quarter of 2009 pursuant to our Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the Clinical Development Plan we and Teva developed under which three phase 3 clinical trials will be initiated. Under the Collaboration Agreement, we and Teva share certain custirsen-related development costs. We are required to spend $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses, or reimbursed to OncoGenex on a cash basis. Teva will fund all other expenses under the Clinical Development Plan. When we have fulfilled its requirement to spend $30 million in direct and indirect development costs, including FTEs, Teva will, on a quarterly basis, reimburse all development expenses incurred in accordance with the Clinical Development Plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the Collaboration Agreement, see Note 4 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Collaboration Agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the Collaboration Agreement to determine whether it had obligations constituting deliverables under ASC 605-25. We concluded that it had multiple deliverables under the Collaboration Agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which we would perform those deliverables began in the fourth quarter of 2009 and will be completed in the fourth quarter of 2012. Because we were able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

We will recognize $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis, as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred and the associated revenue is recognized, the Current Deferred Collaboration Revenue balance is reduced. Management currently expects that all remaining Current Deferred Collaboration Revenue will be in recognized as Collaboration Revenue by the fourth quarter of 2012. Estimation of the period we expect to incur direct and indirect costs associated with the Clinical Development Plan requires the use of management’s judgment. Significant factors considered in management’s evaluation of the direct and indirect development costs include, but are not limited to its experience, along with Teva’s experience, in conducting clinical development activities. We will review the projected direct and indirect development costs associated with the Clinical Development Plan on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the total direct and indirect development costs may materially impact the timing of the future revenue recognized under the Collaboration Agreement. Direct and indirect development costs consists primarily of time (recognized as hours incurred, multiplied by contractual billing rates), materials and other related costs.

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

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is provided on a straight-line basis over the following periods:

September 30,
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements and equipment under capital lease	Over the term of the lease

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

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The non-refundable tax credit reduces the tax provision; however, no reduction to the tax provision has been recorded to date as we record a full valuation allowance. All qualifying expenditures are eligible for non-refundable tax credits only.

Therapeutic Discovery Research Grants

The Internal Revenue Service’s therapeutic discovery tax credit program, created under the Patient Protection and Affordable Care Act of 2010, provides tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. We applied for and received funds under this program to support the company’s custirsen, and OGX-427 development projects. The benefits of research grants under the Internal Revenue Service’s therapeutic discovery tax credit program are recognized in the year the qualifying expenditure is approved provided there is reasonable assurance of recoverability. The tax grants recorded are based on management’s estimates of amounts expected to be received and are subject to audit by taxation authorities. The research grants reduce the carrying cost of expenditures for research and development expenses to which it relates.

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses.

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. We use an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. We monitor each of these factors to the extent possible and adjusts estimates accordingly.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of the ASC 718, “Stock Compensation”, using the modified prospective method with respect to options granted to employees and directors. Under this transition method, compensation cost is recognized in the financial statements beginning with the effective date for all share-based payments granted after January 1, 2006 and for all awards granted prior to but not yet vested as of January 1, 2006. The expense is amortized on a straight-line basis over the graded vesting period.

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities. We have reported the components of comprehensive loss in the statement of shareholders’ equity.

Loss per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in accordance with the treasury stock method. The effect of potentially issuable common shares from outstanding stock options is anti-dilutive for all periods presented.

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with adjustments to sublease income assumptions relating to our Bothell facility (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) were reclassified during the third quarter of 2010 from research and development expenses to restructuring expenses. This reclassification on the statements of loss was made in all prior periods presented for comparability purposes. This reclassification had no effect on net loss attributable to common shareholders, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.

Recently Adopted Accounting Policies

In April 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010—17—Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved as long as the milestone is considered substantive according to the criteria set forth in this new standard. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2011. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, while the additional Level 3 requirements were adopted in the quarter ended March 31, 2011. The adoption of this standard did not have an impact on our financial position or results of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income.” This ASU defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. We are currently evaluating the impact of this new ASU.

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

The Company invests its excess cash in accordance with investment guidelines, which limit the credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2011 the average days to maturity of the Company’s portfolio of cash equivalents and marketable securities was 131 days (December 31, 2010—172 days). The Company does not use derivative instruments to hedge against any of these financial risks.

4. COLLABORATION AGREEMENT

On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million and has agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement.

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

In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, the Company paid Isis $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $333,333 to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. No milestones were due in 2011.

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

On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The ongoing phase 3 clinical trial, referred to as the Synergy trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC.

•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC.

•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line chemotherapy in patients with non-small cell lung cancer, or NSCLC.

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

Revenue for the year ended December 31, 2011 was $5.5 million, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs and certain other preclinical and clinical trial costs incurred by OncoGenex in the year ended December 31, 2011 that are reimbursable from Teva on a cash basis. At December 31, 2011, a remaining balance of $18.3 million of the up-front payment was recorded in deferred collaboration revenue, and $0.4 million realting to revenue reimbursable on a cash basis is included in Amounts Receivable. There were $13.6 million in revenue recorded in the year ended December 31, 2010 as a result of the Collaboration Agreement with Teva.

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

5. FAIR VALUE MEASUREMENTS

With the adoption of ASC 820 “Fair Value Measurements and Disclosures”, beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including amounts receivable and accounts payable the carrying values approximate fair value due to their short-term nature.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad level listed below:

•	Level 1 – Quoted prices in active markets for identical securities.

•	Level 2 – Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities).

•	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

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

Financial Instruments

Cash

Significant amounts of cash are held on deposit with large well established Canadian and U.S. financial institutions.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Level 1	Level 2	Level 3	2011
Assets
Cash	$5,725	$—	$—	$5,725
Money market securities	21,163	—	—	21,163
U.S. government securities	—	—	—	—
U.S. agency securities	—	—	—	—
Corporate bonds and commercial paper	—	38,416	—	38,416
	$26,888	$38,416	$—	$65,304
Liabilities
Warrants	—	—	7,881	7,881

(in thousands)	Level 1	Level 2	Level 3	2010
Cash and Marketable Securities
Cash	$14,817	$—	$—	$14,817
Money market securities	3,403	—	—	3,403
U.S. government securities	2,700	—	—	2,700
U.S. agency securities	1,407	—	—	1,407
Corporate bonds and commercial paper	—	63,282	—	63,282
	$22,327	$63,282	$—	$85,609
Liabilities
Warrants	—	—	15,269	15,269

Marketable securities consist of the following:

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
(in thousands)
2011

Cash	$5,725	$—	$—	$5,725
Money market securities	20,786	—	—	20,786
Corporate bonds and commercial paper	2,006	—	—	2,006
Cash and cash equivalents	$28,517	$—	$—	$28,517

Money market securities	$377	$—	$—	$377
Restricted cash	$377	$—	$—	$377

U.S. government securities	$—	$—	$—	$—
U.S. agency securities	—	—	—	—
Corporate bonds and commercial paper	$36,414	$7	$(11)	36,410
Short-term investments	$36,414	$7	$(11)	$36,410

2010

Cash	$14,817	$—	$—	$14,817
Money market securities	2,901	—	—	2,901
Corporate bonds and commercial paper	5,815	—	—	5,815
Cash and cash equivalents	$23,533	$—	$—	$23,533

Money market securities	$502	$—	$—	$502
Restricted cash	$502	$—	$—	$502

U.S. government securities	$2,700	$—	$—	$2,700
U.S. agency securities	1,407	—	—	1,407
Corporate bonds and commercial paper	57,501	—	(35)	57,466
Short-term investments	$61,608	$1	$(35)	$61,574

All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.

All of the marketable securities held as of December 31, 2011 and December 31, 2010 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at December 31, 2011, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

As of December 31, 2011, the Company recorded a $7.9 million warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2011:

	September 30,	September 30,	September 30,
(In thousands)	Opening Liability at December 31, 2010	Gain (loss) on warrants	Remaining Liability at December 31, 2011
Warrant liability	$15,269	$7,388	$7,881

6. PROPERTY AND EQUIPMENT

	September 30,	September 30,	September 30,
	Cost	Accumulated Depreciation	Net Book Value
(In thousands)	$	$	$
December 31, 2011
Computer equipment	369	311	58
Furniture and fixtures	154	113	41
Leasehold improvements	55	46	9
Equipment under capital lease	106	34	72

	684	504	180
December 31, 2010
Computer equipment	332	284	48
Furniture and fixtures	113	102	11
Leasehold improvements	54	42	12
Equipment under capital lease	66	50	16

	565	478	87

7. RESTRUCTURING ACTIVITIES

On August 21, 2008, Sonus completed a transaction, or “the Arrangement,” with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, the square footage of which exceeds our current requirements. We are currently in the process of evaluating opportunities to exit or sublet portions of the leased space. We recorded an initial restructuring charge of $2.1 million on August 21, 2008 as part of the purchase price allocation. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. This represents our best estimate of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions are recognized as adjustments to restructuring charges in future periods.

In June 2009, we revised our sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $0.5 million, $3.5 million, and $4.0 million in expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. In the year ended December 31, 2011, with respect to excess facilities, $0.4 million was amortized into income as a reduction of research and development expense, resulting in a remaining liability of $7.0 million at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
(In thousands)	Remaining Liability at December 31, 2010	Repayment of excess lease facility	Additional Liability Recorded	Remaining Liability at December 31, 2011
Current portion of excess lease facility	$1,303	$(85)	$0	$1,388
Long-term portion of excess lease facility	$6,164	$513	$0	$5,651
Total	$7,467	$428	$0	$7,039

8. OTHER ASSETS

Other assets include deposits paid for office space in accordance with the terms of the operating lease agreements.

9. INCOME TAX

[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense is as follows. OncoGenex Technologies, a Canadian corporation, which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2011, 2010, and 2009 of 26.5%, 28.5%, and 30%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of the Company, which is a Delaware incorporated company subject to US Federal Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2011, 2010, and 2009 the future Canadian enacted rates we used were 25%, 25%, and 25%, respectively, while for the US the future enacted rate we used was 34% for all three periods presented.

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Income taxes at statutory rates (at a rate of 34% for all periods presented)	(4,989)	(5,298)	(838)
Expenses not deducted for tax purposes	(2,366)	425	151
Effect of tax rate changes on deferred tax assets and liabilities	—	—	—
Effect of foreign tax (Canadian) rate changes on deferred tax assets and liabilities	1,326	614	(130)
Reduction in benefit of operating losses	16	1,939	542
Reduction in the benefit of other tax attributes	468	394	367
Impact of withholding tax	—	(3,000)	3,000

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Foreign exchange effect on valuation allowance	—	(534)	(1,437)
Investment tax credits	(588)	(252)	(180)
Research and development tax credits	—	—	(32)
Change in valuation allowance	6,175	2,620	1,628
Part VI.I tax deduction	—	—	—
Book to tax return adjustments	(42)	92	(60)
Other	—	—	—

Income tax expense	—	(3,000)	3,011

[b] At December 31, 2011, the Company has investment tax credits of $1,317,000 (2010—$741,000) available to reduce future Canadian income taxes otherwise payable. The Company also has non-capital loss carryforwards of $41,062,000 (2010—$28,280,000) available to offset future taxable income in Canada and federal net operating loss carryforwards of $133,121,000 (2010- $126,911,000) to offset future taxable income in the United States.

Under Sections 382 of the Internal Revenue Code of 1986 substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382 study at this time to determine the impact ownership changes have had on our carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

As a result, we have not recognized any federal or state income tax benefit in our statement of operations. The initial public offering of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company’s use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards in the United States before utilization.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

	September 30,	September 30,	September 30,
	Investment Tax Credits	Net Operating Losses	Non-capital
	$	$	Losses
2011	—	47	—
2012	—	44	—
2013	—	—	—
2014	—	—	1,707
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	9	10,795	—
2019	68	32	—
2020	72	2,745	—
2021	129	400	—
2022	2	11,766	—
2023	1	10,785	—
2024	—	16,814	—
2025	244	2,062	7,407
2026	71	27,157	4,982
2027	—	22,225	5,650
2028	28	12,648	2,410
2029	123	4,357	—
2030	205	5,034	6,124
2031	365	6,210	12,782

	1,317	133,121	41,062

In addition, the Company has unclaimed tax deductions of approximately $11,768,000 related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The Company also has research and development tax credits of $1,647,000 available to reduce future taxes payable in the United States. The research and development tax credits expire between 2012 and 2028.

[c] Significant components of the Company’s deferred tax assets as of December 31 are shown below (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:	$	$
Tax basis in excess of book value of assets	1,181	1,187
Non-capital loss carryforwards	55,499	50,220
Research and development deductions and credits	5,672	4,679
Share issue costs	42	83
Stock options	1,632	1,475
Capital loss carryforward	51	51
Restructuring liability	2,611	2,717
Foreign tax credit	—	—
Other	211	27

Total deferred tax assets	66,899	60,439
Valuation allowance	(66,899)	(60,439)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2011 and 2010.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2011 is as follows:

September 30,
(in thousands)	$
Balance as of December 31, 2009	2,009
Additions based on tax positions related to the current year	48
Deductions based on tax positions related to the current year	(50)

Balance as of December 31, 2010	2,007
Additions based on tax positions related to the current year	87
Deductions based on tax positions related to the current year	(158)

Balance as of December 31, 2011	1,936

As of December 31, 2011, unrecognized benefits of approximately $1,936,000, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets. See note 4 for discussion of the Company’s assessment of potential withholdings taxes owed to the ITA resulting from the Collaboration Agreement.

The Company’s accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2011 and December 31, 2010 the Company had no accrued interest and penalties related to income taxes.

The Company is subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

September 30,
Tax Jurisdiction	Years open to examination
Canada	2005 to 2011
US	2005 to 2011

10. COMMON STOCK

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

2009 Teva Stock Purchase Agreement

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

At December 31, 2011, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2010 or December 31, 2011.

Stock Option Exercises

During the year ended December 31, 2011, the Company issued 56,228 common shares upon exercise of stock options (year ended December 31, 2010 – 194,956, year ended December 31, 2009 – 37,388). The Company issues new shares to satisfy stock option exercises.

[c] Stock options

As at December 31, 2011 the Company has reserved, pursuant to various plans, 1,565,952 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 766,328 are reserved for options currently outstanding, and 799,624 are available for future option grants (December 31, 2010 – 291,074).

2010 Performance Incentive Plan

At the 2010 Annual Meeting of Stockholders of the Company held on May 26, 2011, stockholders of the Company approved an amendment to the Company’s 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 450,000 to 1,050,000. Under the plan, the Company may grant options to purchase common shares or restricted stock units in the Company to employees, directors, officers and consultants of the Company. The exercise price of the options is determined is determined by the Board but generally will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by the Board, typically over three to four years for options issued to employees, and over one to three years for members of the Board of Directors. The expiry date for each option is set by the Board with a maximum expiry date of ten years from the date of grant.

Options remain outstanding under a number of share option plans that had been approved by shareholders prior to the approval of the 2010 Performance Incentive Plan: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (1991 Plan), (b) the 1999 Nonqualified Stock Incentive Plan (1999 Plan), (c) the 2000 Stock Incentive Plan (2000 Plan), (d) the 2007 Performance Incentive Plan (2007 Plan), and (e) the OncoGenex Technologies Inc. Stock Option Plan (OncoGenex Technologies Plan).

ASC 718 Compensation – Stock Compensation

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Risk-free interest rates	1.70%	2.73%	2.85%
Expected dividend yield	0%	0%	0%
Expected life	5.9 years	6.8 years	6.1 years
Expected volatility	76%	75%	74%

The weighted average fair value of stock options granted during the year ended December 31, 2011 was $10.70 per share (December 31, 2010—$11.08 and December 31, 2009—$11.97).

Total stock-based compensation expense included in the Company’s statements of loss for the years ended December 31, 2011, 2010 and 2009 was $1,188,000, $642,000 and $380,000 respectively.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss:

	September 30,	September 30,	September 30,
	Years ended
	December 31,
	2011	2010	2009
(in thousands)	$	$	$
Research and development	509	331	88
General and administrative	679	311	292

Total stock-based compensation	1,188	642	380

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

Stock option transactions and the number of stock options outstanding are summarized below:

	September 30,	September 30,
	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2008	723,143	4.88
Option grants	130,400	17.52
Option cancellations	(8,154)	7.04
Option exercises	(37,388)	3.79
Option forfeited	(5,130)	6.42

Balance, December 31, 2009	802,871	6.95
Option grants	170,872	15.87
Option cancellations	(7,311)	104.91
Option exercises	(194,956)	4.22
Option forfeited	(26,563)	7.35

Balance, December 31, 2010	744,913	8.74
Option grants	101,600	15.72
Option cancellations	(22,986)	13.95
Option exercises	(56,228)	3.88
Option forfeited	(971)	41.91

Balance, December 31, 2011	766,328	9.82

The following table summarizes information about stock options outstanding at December 31, 2011regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

	September 30,	September 30,	September 30,
(1) Number of ordinary shares issuable upon exercise of outstanding options
Exercise Prices	Number of Options	Weighted- Average Exercise Price $	Weighted- Average Remaining Contractual Life (in years)
$2.69 — $2.85	34,000	2.69	3.82
$2.86 — $3.45	257,150	3.00	4.00
$3.46 — $5.39	103,208	4.11	0.66
$5.40 — $13.11	54,479	9.98	7.61
$13.12 — $15.74	25,576	14.68	8.67
$15.75 — $16.40	125,700	15.97	8.96
$16.41 — $17.27	45,000	16.87	9.12
$17.28 — $21.67	42,615	18.83	6.50
$21.68 — $22.28	78,600	22.28	7.90

Total	766,328	9.82	5.61

	September 30,	September 30,	September 30,
(2) Number of ordinary shares issuable upon exercise of vested options
Exercise Prices	Number of Options	Weighted- Average Exercise Price $	Weighted- Average Remaining Contractual Life (in years)
$2.69 — $2.85	34,000	2.69	3.82
$2.86 — $3.45	191,526	3.00	4.00
$3.46 — $5.39	103,208	4.11	0.66
$5.40 — $13.11	26,033	7.98	5.54
$13.12 — $15.74	13,235	14.43	8.53
$15.75 — $16.40	31,426	15.97	8.96
$16.41 — $17.27	9,270	16.86	9.08
$17.28 — $21.67	18,190	19.53	3.51
$21.68 — $22.28	39,300	22.28	7.90

Total	466,188	7.25	4.21

As at December 31, 2011 and December 31, 2010 the total unrecognized compensation expense related to stock options granted is $2,675,100 and $2,962,000 respectively, which is expected to be recognized into expense over a period of approximately 2.6 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2011, 2010, and 2009 was $1,102,000, $736,000 and $399,000 respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010, and 2009 was $592,000, $2,355,000, and $697,000, respectively. At December 31, 2011, the aggregate intrinsic value of the outstanding options was $3,444,000 and the aggregate intrinsic value of the exercisable options was $2,868,00.

[d] Stock Warrants

At December 31, 2011, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2009 or December 31, 2010.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following year end balance sheet dates:

	September 30,	September 30,	September 30,
	Years ended
	December 31,
	2011	2010	2009
Risk-free interest rates	0.55%	2.01%	—
Expected dividend yield	0%	0%	—
Expected life	3.8 years	4.8 years	—
Expected volatility	76%	75%	—

[e] Shareholder Rights Plan

The Company has a Shareholder Rights Plan which was adopted in July 1996 and subsequently amended in July 2002, October 2005, August 2006, and May 2008 (the “Rights Plan”). Under the Plan the Company’s Board of Directors declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding common share of the Company. Subject to the Rights Plan, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $140, subject to adjustment. These Rights provide the holders with the right to purchase, in the event a person or group acquires 15% or more of the Company’s common stock, additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. Pursuant to the Rights Plan, the one-for-eighteen reverse stock split caused a proportionate adjustment of the number of Rights associated with each share of common stock. Currently, eighteen (18) Rights are associated with each share of common stock.

[f] 401(k) Plan

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

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common shareholders per share:

	September 30,	September 30,	September 30,
	Years ended December 31,
(in thousands except shares and per share amounts)	2011	2010	2009

Numerator

Net loss attributable to common shareholders as reported	$14,673	$12,584	$5,476

Denominator

Weighted average number of common shares outstanding	9,729,340	7,030,903	5,766,850

Basic and diluted net loss per common share	$1.51	$1.79	$0.95

As of December 31, 2011, 2010 and 2009 a total of 2,353,629, 2,332,214 and 986,256 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

11. RELATED PARTY TRANSACTIONS

There were no related party transactions during the periods ended December 31, 2011, 2010 or 2009, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2011 and 2010. All transactions were recorded at their exchange amounts.

12. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-

twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We are required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of December 31, 2011, $11.7 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $18.3 million which has been recorded under Current Deferred Collaboration Revenue. Teva will fund all other expenses under the Clinical Development Plan.

Pursuant to the Collaboration Agreement, we agreed to collaborate with Teva in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds (the “Licensed Products”). We have an option to co-promote custirsen in the United States and Canada.

In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.

Isis Pharmaceuticals Inc. and University of British Columbia

Pursuant to license agreements we have with the UBC and Isis, we are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and low to mid single digit royalties on future product sales.

In addition, we are required to pay to Isis 30% of all Non-Royalty Revenue (defined to mean revenue not based on net sales of products) we receive. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $750,000 and CAD $100,000, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis in 2012.

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

To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and OncoGenex and UBC agreed to make a corresponding amendment to the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration

Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire us and becomes the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million.

Bayer HealthCare LLC

On June 27, 2008, Sonus completed an exclusive in-licensing agreement with Bayer HealthCare LLC for the right to develop, commercialize or sublicense a family of compounds known as caspase activators presently in pre-clinical research. Under terms of the agreement, Sonus was granted exclusive rights to develop two core compounds for all prophylactic and therapeutic uses in humans. Additionally, Sonus was granted rights to all other non-core compounds covered under the patents for use in oncology.

Under the terms of the agreement, Bayer received an upfront license fee of $0.5 million. OncoGenex will make annual payments to Bayer on the anniversary date, or the Anniversary Payments, with an initial payment of $100,000 paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until we achieve either the first New Drug Application filing in the United States or the European Union. OncoGenex is obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14 million for clinical development and regulatory milestones. No milestone payments are triggered prior to the initiation of a phase 3 clinical trial. We have the option to terminate this contract upon 60 days written notice to Bayer.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

September 30,
CAD
2012	$107
2013	$107
2014	$80

Total	$294

In November 2006, prior to the Arrangement , Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued by us in 2010, and $0.4 million remains in a restricted money market account as collateral. We continue to evaluate opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $7.0 million as at December 31, 2011 (please see Note 7).

If we are unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

September 30,
2012	$2,117
2013	2,180
2014	2,246
2015	2,313
2016	2,382
Remainder	2,455

Total	$13,693

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2011, 2010, and 2009 was $2.6 million, $2.3 million, and $2.4 million respectively.

Clinical Research Organizations

Our clinical research organization, or CRO, contracts typically call for specified prepaid amounts to be maintained and held in escrow for future services to be rendered by the CRO. An amount of $750,000 was paid in January 2012 for future services to be performed for the phase 2 trial of OGX-427 in patients with metastatic bladder cancer.

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2011.

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

13. COMPREHENSIVE LOSS

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
(in thousands)	$	$	$
Loss for the period	14,673	12,584	5,476
Gross Unrealized loss on cash equivalents and marketable securities	(11)	(35)	—
Gross Unrealized gain on cash equivalents and marketable securities	7
Unrealized loss on foreign exchange	—	—	—

	14,677	12,619	5,476

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in thousands, except per share amounts)

2011
Collaboration revenue	$1,236	1,174	1,887	1,199

Research and development	$7,477	3,814	5,409	4,853
General and administrative	$1,731	1,457	1,471	1,571
Restructuring expense	—	—	—	—

Total expenses	$9,208	5,271	6,880	6,424
Other income (expense)	$(1,596)	8,567	(1,537)	2,180
Tax expense (recovery)	$—	—	—	—

Net loss (income) attributable to common shareholders	$9,568	(4,470)	6,530	3,045
Basic net loss (income) per share*:	$0.98	(0.46)	0.67	0.31
Diluted net loss (income) per share*:	$0.98	(0.45)	0.67	0.31

2010
Collaboration revenue	$2,334	4,881	1,701	4,700

Research and development	$2,301	6,723	3,079	6,380
General and administrative	$1,948	1,067	1,475	1,350
Restructuring expense	—	4,038	—	—

Total expenses	$4,249	11,828	4,554	7,730
Other income (expense)	$(885)	53	7	(14)
Tax expense (recovery)	$—	—	(3,000)	—

Net loss (income) attributable to common shareholders	$2,800	6,894	(154)	3,044
Net loss (income) per share*:
Basic and diluted	$0.31	1.07	(.02)	0.48

*	Quarterly EPS may not add to annual figure due to rounding.

15. SUBSEQUENT EVENTS

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.

ITEM 9B.	OTHER INFORMATION

On March 6, 2012, OncoGenex Technologies and Teva entered into the Collaboration Agreement Amendment. Pursuant to the Collaboration Agreement Amendment, our current second-line CRPC phase 3 clinical study, referred to herein as the SATURN study, will be replaced with a new second-line CRPC phase 3 clinical study after the replacement protocol, CRO costs, study budgets and timelines for the replacement study have been unanimously approved by the Joint Steering Committee formed under the Collaboration Agreement.

Under the Collaboration Agreement Amendment, Teva will continue to provide clinical and drug supply for the SATURN study, except that OncoGenex Technologies will be responsible for procuring cabazitaxel and docetaxel clinical supplies. Costs and expenses incurred by OncoGenex Technologies to support the SATURN study will continue to be applied against the advance reimbursement provided by Teva in accordance with the Collaboration Agreement.

The parties will have the same responsibilities, rights and obligations under the Collaboration Agreement with respect to the replacement study as set forth under the Collaboration Agreement with respect to the SATURN study. OncoGenex Technologies will be responsible for all of the clinical work and supplies except for certain specified activities to be supported by Teva.

All other material terms of the Collaboration Agreement remain unchanged and in full force and effect. For a description of the material terms of the Collaboration Agreement, see the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.”.

The foregoing summary of the Collaboration Agreement Amendment is qualified in its entirety by reference to the full text of the Collaboration Agreement Amendment, a copy of which is filed as Exhibit 10.49 to this annual report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011:

	September 30,		September 30,		September 30,
	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	755,610	(1)	$9.92	(1)	799,624	(1)

Equity compensation plans not approved by security holders(2)	10,718		2.69		0

Total	766,328		$9.82		799,624

(1)	As of December 31, 2011, we maintained the following equity compensation plans, which were approved by security holders: (a) Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991, (b) 1999 Nonqualified Stock Incentive Plan, or the 1999 Plan, (c) the 2000 Stock Incentive Plan, (d) the 2007 Performance Incentive Plan, (e) the OncoGenex Technologies Amended and Restated Stock Option Plan and (f) the 2010 Performance Incentive Plan.

(2)	The 1999 Plan is a broad-based plan for which stockholder approval was not required or obtained. On February 11, 2010, the 1999 Plan terminated in accordance with its terms. All stock options, rights to purchase, and restricted stock outstanding as of such time will continue in effect in accordance with their respective terms. Stock options granted under the 1999 Plan were generally granted with an exercise price equal to fair market value on the date of grant. Pursuant to the 1999 Plan, upon a change in control, the vesting period for outstanding options, rights to purchase, and restricted stock granted under the 1999 Plan will accelerate and the administrator of the 1999 Plan may provide for the purchase or exchange of each option or right to purchase, adjust the terms of each option or right to purchase, cause the options and rights to purchase to be assumed, or new rights substituted therefor, or make such other provision as the administrator determines is equitable.

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description
2.1(1)	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†

2.2(2)	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008

2.3(2)	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008

3.1(3)	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)

3.2(4)	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999

3.3(5)	Certificate of Correction filed on March 9, 2010 to Certificate of Amendment filed on May 6, 1999

3.4(6)	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

3.5(5)	Certificate of Correction filed on March 9, 2010 to Certificate of Amendment filed on May 7, 2004

3.6(2)	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008

3.7(7)	Certificate of Amendment to Certificate of Incorporation filed on June 8, 2010

3.8(7)	Fourth Amended and Restated Bylaws of Oncogenex Pharmaceuticals, Inc.

Exhibit Number	Description
4.1(2)	Specimen Certificate of Common Stock

4.2(8)	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.3(9)	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.4(10)	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation

4.5(11)	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.

4.6(1)	Form of OncoGenex Voting Agreement

4.7(1)	Form of Sonus Voting Agreement

10.1(3)	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended††

10.2(3)	Form of Incentive Option Agreement (pertaining to the 1991 Plan)††

10.3(3)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan††

10.4(4)	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)††

10.5(4)	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan††

10.6(4)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan††

10.7(12)	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)††

10.8(13)	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan††

10.9(12)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)††

10.10(14)	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††

10.11(15)	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††

10.12(15)	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan††

10.13(16)	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††

10.14(17)	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2009 between the Company and OncoGenex Technologies Inc.††

10.15(18)	Form of OncoGenex Pharmaceuticals, Inc 2010 Stock Option Agreement††

10.16(18)	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement††

10.17(19)	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††

Exhibit Number	Description
10.18(20)	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program††

10.19(20)	Agreement and Consent Form (related to the Short Term Incentive Awards Program)††

10.20(21)	OncoGenex Pharnaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††

10.21(3)	Form of Indemnification Agreement for Officers and Directors of the Company††

10.22(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack, Stephen Anderson and Cindy Jacobs††

10.23(16)	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn††

10.24(22)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009††

10.25(22)	Employment Agreement between OncoGenex Technologies Inc. and the Company and Stephen Anderson dated as of November 4, 2009††

10.26(23)	Amendment dated February 24, 2010 to the Employment Agreement between OncoGenex Technologies Inc. and Stephen Anderson ††

10.27(22)	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††

10.28(24)	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence††

10.29(24)	Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence††

10.30(25)	Employment Agreement dated November 5, 2010 between OncoGenex Technologies Inc. and Michelle Burris††

10.31(26)	Securities Purchase Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.32(26)	Form of Purchase Warrant related to the Securities Purchase Agreement

10.33(27)	Form of Purchase Warrant issued to Schering AG

10.34(28)	Form of Warrant to Purchase Common Stock

10.35(26)	Registration Rights Agreement dated as of August 15, 2005 by and among Sonus Pharmaceuticals Inc. and the investors named therein

10.36(29)	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006

10.37(30)	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007

10.38(31)	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008

Exhibit Number	Description
10.39(6)	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*

10.40(32)	Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009

10.41(32)	Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*

10.42(33)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*

10.43(2)	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)

10.44(32)	Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*

10.45(33)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*

10.46(33)	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*

10.47(2)	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)

10.48(32)	Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*

10.49	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

††	Indicates management contract or compensatory plan or arrangement.

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on July 3, 2008.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-96112.

(4)	Incorporated by reference to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 11, 2009.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.

(8)	Incorporated by reference to the Company’s amended Form 8-A filed on July 25, 2002.

(9)	Incorporated by reference to the Company’s amended Form 8-A filed on October 18, 2005.

(10)	Incorporated by reference to the Company’s amended Form 8-A filed on August 14, 2006.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2008.

(12)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(14)	Incorporated by reference to the Company’s proxy statement on Schedule 14A filed on April 3, 2007.

Exhibit Number	Description
(15)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.

(16)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1 filed on December 13, 2006.

(17)	Incorporated by reference to the Company’s registration statement on Form S-8 filed on August 26, 2008.

(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 14, 2010.

(19)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on November 3, 2011.

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 2, 2009.

(21)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

(22)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.

(23)	Incorporated by reference to the Company’s current report on Form 8-K filed February 25, 2010.

(24)	Incorporated by reference to the Company’s current report on Form 8-K filed March 1, 2010.

(25)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 8, 2010.

(26)	Incorporated by reference to the Company’s current report on Form 8-K filed on August 18, 2005.

(27)	Incorporated by reference to the Schedule 13D filed by Schering Berlin Venture Corporation on October 31, 2005.

(28)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2010.

(29)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(30)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(31)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

(32)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(33)	Incorporated by reference to the OncoGenex Technologies Inc. registration statement on Form F-1, Amendment No. 1, filed on January 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC. (Registrant)

Date: March 8, 2012	By:	/s/ SCOTT CORMACK
Scott Cormack
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ SCOTT CORMACK	Chief Executive Officer, President and	Date: March 8, 2012
	Scott Cormack	Director (principal executive officer)

By:	/s/ MICHELLE BURRIS	Executive Vice President, Operations	Date: March 8, 2012
	Michelle Burris	and Chief Financial Officer (principal financial officer)

By:	/s/ CAMERON LAWRENCE	Senior Director, Finance and Principal	Date: March 8, 2012
	Cameron Lawrence	Accounting Officer

By:	/s/ JACK GOLDSTEIN	Chairman of the Board and Director	Date: March 8, 2012
Jack Goldstein

By:	/s/ NEIL CLENDENINN	Director	Date: March 8, 2012
Neil Clendeninn

By:	/s/ MARTIN MATTINGLY	Director	Date: March 8, 2012
Martin Mattingly

By:	/s/ H. STEWART PARKER	Director	Date: March 8, 2012
H. Stewart Parker

By:	/s/ DAVID SMITH	Director	Date: March 8, 2012
David Smith