Form 10-Q
period 2012-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2012-05-03
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $0.001 par value	14,539,869

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands of U.S. dollars)

	March 31, 2012 $	December 31, 2011 $
ASSETS
Current
Cash and cash equivalents [note 4]	56,852	28,517
Restricted cash	377	377
Short-term investments [note 4]	54,469	36,410
Amounts receivable	774	812
Prepaid expenses	2,079	1,210

Total current assets	114,551	67,326
Property and equipment, net	161	180
Other assets	509	509

Total assets	115,221	68,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	2,877	3,217
Deferred collaboration revenue [note 3]	17,335	18,271
Current portion of long-term obligations [note 6]	1,429	1,417
Warrant liability [notes 4 and 5]	9,311	7,881

Total current liabilities	30,952	30,786
Long-term obligation, less current portion [note 6]	6,142	6,339

Total liabilities	37,094	37,125

Commitments and contingencies [note 7]

Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 14,539,869 issued and outstanding at March 31, 2012 and 9,749,819 issued and outstanding at December 31, 2011	15	10
Additional paid-in capital	163,078	108,986
Accumulated deficit	(87,602)	(80,742)
Accumulated other comprehensive income	2,636	2,636

Total shareholders’ equity	78,127	30,890

Total liabilities and shareholders’ equity	115,221	68,015
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three months
	Ended March 31,
	2012	2011
	$	$
COLLABORATION REVENUE [note 3]	1,316	1,199

EXPENSES
Research and development	5,082	4,853
General and administrative	1,737	1,571

Total expenses	6,819	6,424

LOSS FROM OPERATIONS	5,503	5,225

OTHER INCOME (EXPENSE)
Interest income	50	56
Other	23	(4)
(Loss) gain on warrants [notes 4 and 5]	(1,430)	2,128

Total other (expense) income	(1,357)	2,180

Loss for the period before income taxes	6,860	3,045
Income taxes	—	—

Net loss	6,860	3,045

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on cash equivalents and marketable securities	—	70
Unrealized loss on cash equivalents and marketable securities	(5)	(48)

Total other comprehensive (loss) income	(5)	22

Total comprehensive loss	6,865	3,023

Basic and diluted loss per common share [note 5(c)]	0.67	0.31

Weighted average number of common shares [note 5(c)]	10,235,237	9,713,413

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended
	March 31,
	2012	2011
	$	$
OPERATING ACTIVITIES
Loss for the period	(6,860)	(3,045)
Add items not involving cash
Depreciation and amortization	19	19
Stock-based compensation [note 5(c)]	320	271
Loss on warrants [notes 4 and 5]	1,430	(2,128)
Changes in non-cash items
Amounts receivable	38	(124)
Prepaid expenses	(869)	1,519
Accounts payable and accrued liabilities	(340)	273
Lease obligation	(185)	(247)
Deferred collaboration revenue	(936)	(581)

Cash used in operating activities	(7,383)	(4,043)

FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option and employee purchase plans	2	91
Proceeds from issuance of common shares, net of issuance costs	53,777	—

Cash provided by financing activities	53,779	91

INVESTING ACTIVITIES
Proceeds from sale of investments	23,651	16,088
Purchase of investments	(41,710)	(28,614)
Purchase of property and equipment	—	(32)

Cash provided by (used in) investing activities	(18,059)	(12,558)

Effect of exchange rate changes on cash and cash equivalents	(2)	(25)
Decrease in cash and cash equivalents during the period	28,335	(16,535)
Cash and cash equivalents, beginning of the period	28,517	23,533

Cash and cash equivalents, end of the period	56,852	6,998

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	71

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the United States Securities and Exchange Commission (“SEC”) on March 8, 2012.

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

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

3. COLLABORATION AGREEMENT

On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein the Company believes is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, acquired $10 Million of our common stock at a premium under a separate Stock Purchase Agreement and has agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in the Company was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of the Company’s common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in collaboration revenue.

In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, the Company paid Isis $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $333,333 to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. No milestones were due in 2011 and the Company does not anticipate making any royalty payments to Isis in 2012.

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

•

A phase 3 clinical trial, referred to as the AFFINITY trial, or AFFINITY, to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC. The Company began closing down the Saturn trial in the first quarter of 2012.

•	A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with chemotherapy in patients with non-small cell lung cancer, or NSCLC.

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

Revenue for the three months ended March 31, 2012 was $1.3 million, which consists of partial recognition of deferred collaboration revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under the Collaboration Agreement with Teva and custirsen manufacturing costs and certain other preclinical and clinical trial costs incurred by OncoGenex in the year ended December 31, 2011 that are reimbursable from Teva on a cash basis. As at March 31, 2012, a remaining balance of $17.3 million of the up-front payment was recorded in deferred collaboration revenue, and $0.3 million relating to revenue reimbursable on a cash basis is included in Amounts Receivable. There was $5.5 million in revenue recorded in the year ended December 31, 2011 as a result of the Collaboration Agreement with Teva.

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

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad level listed below:

•	Level 1 – Quoted prices in active markets for identical securities.

•	Level 2 – Other significant inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities).

•	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2012
Assets
Cash	$1,532	$—	$—	$1,532
Money market securities	$55,697	$—	$—	$55,697
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$—	$54,469	$—	$54,469

	$57,229	$54,469	$—	$111,698
Liabilities
Warrants	$—	$—	$9,311	$9,311

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
(in thousands)
2012
Cash	$1,532	$—	$—	$1,532
Money market securities	$55,320	$—	$—	$55,320
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$—	$—	$—	$—

Cash and cash equivalents	$56,852	$—	$—	$56,852
Money market securities	$377	$—	$—	$377

Restricted cash	$377	$—	$—	$377
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$54,474	$—	$(5)	$54,469

Short-term investments	$54,474	$—	$(5)	$54,469

All securities included in cash, and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.

All of the marketable securities held as of March 31, 2012 and March 31, 2011 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at March 31, 2012, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

As of March 31, 2012, the Company recorded a $9.3 million warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2011:

(In thousands)	Liability at December 31, 2011	Gain (loss) on warrants	Remaining Liability at March 31, 2012
Warrant liability	$7,881	$(1,430)	$9,311

5. COMMON STOCK

[a]	Authorized

25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and Outstanding Shares

March 2012 Public Offering

On March 21, 2012, the Company completed a public offering of 4,165,000 shares of its common stock at a purchase price of $12.00 per share. Pursuant to an overallotment option exercised on March 27, 2012 by the underwriters in the offering, an additional offering of 624,750 shares of its common stock were issued at a price of $12.00 per share. The total gross offering amount from the public offering and exercise of the overallotment option was approximately $57.5 million. The total net proceeds to the Company from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

During the three month period ended March 31, 2012 the Company issued 300 common shares (period ended March 31, 2011 – 24,660) to satisfy stock option exercises.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2012 the Company has reserved, pursuant to various plans, 1,565,218 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 765,594 are reserved for options currently outstanding, and 799,624 are available for future option grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2011	766,328	9.82
Option grants	—	—
Option expirations	(434)	3.89
Option exercises	(300)	3.00
Option forfeitures	—	—

Balance, March 31, 2012	765,594	9.83

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2012	2011
Risk-free interest rates	—	2.74%
Expected dividend yield	—	0%
Expected life	—	7 years
Expected volatility	—	75%

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

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
	$	$
Research and development	135	121
General and administrative	185	150

Total share-based compensation	320	271

As of March 31, 2012 and December 31, 2011 the total unrecognized compensation expense related to stock options granted is $2,355,551 and $2,675,100 respectively, which is expected to be recognized into expense over a period of approximately four years.

As of March 31, 2012 and December 31, 2011 a total of 2,352,895 and 2,353,629 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Stock Warrants

As of March 31, 2012, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three months ended March 31, 2012 or three months ended March 31, 2011.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rates	0.66%	2.21%
Expected dividend yield	0%	0%
Expected life	3.6 years	4.6 years
Expected volatility	77%	75%

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

In June 2009, the Company revised its sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,039,000 as of December 31, 2011. In the three months ended March 31, 2012, with respect to excess facilities, $192,000 was amortized into income resulting in a remaining liability of $6,847,000 at March 31, 2012.

	Remaining	Amortization	Additional	Remaining
	Liability at	of excess	Liability	Liability
(In thousands)	December 31, 2011	lease facility	Recorded	at March 31, 2012
Current portion of excess lease facility	1,388	(10)	—	1,398
Long-term portion of excess lease facility	5,651	202	—	5,449

Total	7,039	192	—	6,847

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of March 31, 2012, $12.7 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $17.3 million which has been recorded under Current Deferred Collaboration Revenue. Teva will fund all other expenses under the Clinical Development Plan.

Pursuant to the Collaboration Agreement, the Company agreed to collaborate with Teva in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds (the “Licensed Products”). The Company has an option to co-promote custirsen in the United States and Canada.

In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to the Company’s co-promotion option, except for start-up costs in advance of commercialization.

Isis Pharmaceuticals Inc. and University of British Columbia

Pursuant to license agreements the Company has with the UBC and Isis, the Company is obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, the Company is required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments the Company may receive from Teva as part of the Collaboration Agreement; however, the Company believes that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that the Company will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. The Company is also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. The Company paid Isis and UBC USD $750,000 and CAD $100,000, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. The Company does not anticipate making any royalty payments to Isis in 2012.

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

The amendment to the Isis License Agreement provides, among other things, that if the Company is subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire the Company and become the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to December 20, 2012, the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million.

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

Under the terms of the agreement, Bayer received an upfront license fee of $450,000. The Company was obligated make annual payments to Bayer on the anniversary dates, which are referred to as Anniversary Payments, with an initial payment of $100,000 paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $100,000 each year and increase by $25,000 until the Company achieves either the first New Drug Application, or NDA, filing in the United States or the European Union. The Company was also obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14,000,000 for clinical development and regulatory milestones.

Under the terms of the agreement, the Company had the option to terminate this contract upon 60 days written notice to Bayer. On March 30, 2012, the Company exercised its option to terminate the contract in its entirety with written notice to Bayer. As a result, effective 60 days from receipt of the notice of termination by Bayer, we no longer have any further obligations associated with CSP-9222.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2012	$80
2013	$107
2014	$80

Total	$267

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $497,000, which is included in Other Long Term Assets. In addition, a standby letter of credit for $377,000 is deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $6,847,000 as at March 31, 2012 (note 6).

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2012	$1,588
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,836

Total	$13,163

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices in use periods ended March 31, 2012 and 2011 was $655,000 and $642,000 respectively.

Guarantees and Indemnifications

OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company had obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2012.

The Company has certain agreements with certain organizations with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

8. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2012. Based on our evaluation, no material events have occurred requiring financial statement disclosure.

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

Overview of the Company

We are a biopharmaceutical company committed to the development and commercialization of new cancer therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline, custirsen, OGX-427 and OGX-225 each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets. In the first quarter of 2012, we decided to cease our previously disclosed efforts to develop directly, or through out-license, product candidate CSP-9222, and we do not plan on pursuing any further development efforts for CSP-9222 in the future. On March 30, 2012, we exercised our option to terminate our in-licensing agreement with Bayer HealthCare LLC for the development of this product candidate. As a result, effective 60 days from receipt of the notice of termination by Bayer, we no longer have any further obligations associated with CSP-9222.

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

Product Candidate Custirsen

Custirsen is our product candidate designed to inhibit the production of clusterin, an antiapoptotic, stress-induced protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Data from these phase 2 studies demonstrates the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies.

In December 2009, we announced that our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a Collaboration and License Agreement dated December 20, 2009, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The ongoing phase 3 clinical trial, referred to as the SYNERGY trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA has stated to us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. We expect to enroll up to 1,000 patients in SYNERGY. Along with the increased number of patients, the hazard ratio has been revised from 0.725 to 0.75. Our expected timing of results for the survival primary endpoint that is based on a pre-specified number of death events is currently projected to be the fourth quarter of 2013, and we currently expect to complete patient accrual in the second half of 2012.

•

A phase 3 clinical trial, referred to as the AFFINITY trial, or AFFINITY, to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. Together with Teva, we plan to initiate this phase 3 clinical trial in the second half of 2012. The phase 3 study is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time, when custirsen is combined with cabazitaxel for second-line chemotherapy.

•

A phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to initiate this program in the second half of 2012.

For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.” included in our 2011 Annual Report on Form 10-K filed on March 8, 2012.

Custirsen received Fast Track designations from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the special protocol assessment process.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which advice corresponded with our development plan regarding the proposed pre-clinical studies and both the study design and analyses for the phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Our phase 3 registration trials have been designed based on our phase 2 clinical results, including:

•

A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicating a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy, are described in our 2011 10-K filed on March 8, 2012 under the heading “Business—Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials”. Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.

•

A phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. The median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months. For the custirsen plus docetaxel re-treatment arm, the median overall survival was 15.8 months for the 20 randomized patients and 12.8 months for the 45 combined patients which included 25 additional patients with high serum clusterin levels at enrollment beyond the 20 randomized patients. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. Pain responses in patients receiving custirsen in addition to docetaxel treatment as second-line therapy were favorable when compared to the pain responses reported for patients in the phase 3 TROPIC trial that led to the 2010 approval of cabazitaxel in the United States for patients who had previously received treatment with chemotherapy, and the abiraterone acetate phase 3 trial that led its 2011 approval in the United States for patients who had previously received treatment with chemotherapy. In the TROPIC trial, which evaluated a similar patient population for second-line chemotherapy as was evaluated in our phase 2 trial (i.e., patients who had progressed while on or soon after first-line docetaxel therapy), the pain response for cabazitaxel was 9.2% and for mitoxantrone was 7.7%. In the abiraterone acetate phase 3 trial, the proportion of patients with pain palliation among patients with a baseline pain score of four or more and at least one post-baseline pain score was 44% for patients receiving abiraterone and prednisone as compared with 27% for patients receiving prednisone and placebo. In the second half of 2012 we plan to initiate a phase 3 trial referred to as the AFFINITY trial, evaluating the survival benefit of custirsen in combination with cabazitaxel as second-line chemotherapy. We expect this trial to enroll patients who have previously received first-line docetaxel therapy.

•

A phase 2 trial evaluating 81 patients with advanced NSCLC who received custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. The median overall survival was 14.1 months and 54% of patients survived at least one year. Thirty percent of patients who received custirsen with first-line chemotherapy survived at least two years. For comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Roche’s Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively. In a phase 3 trial evaluating first-line treatment of NSCLC patients with either cisplatin plus pemetrexed or cisplatin plus gemcitabine, overall survival was 10.3 months for both treatment groups, however overall survival for patients treated with cisplatin and pemetrexed who had adenocarcinoma or large-cell carcinoma histology was 12.6 months and 10.4 months, respectively.

Product Candidate OGX-427

OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types.

Our current OGX-427 development activities include the following clinical trials that have been or are expected to be initiated:

•

An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC is ongoing. This randomized, controlled phase 2 clinical trial is currently enrolling up to 72 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. This trial will also measure the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. We currently expect to complete patient accrual in the second half of 2012. Preliminary data were presented at the American Society of Clinical Oncology, or ASCO, Genitourinary, or GU Symposium in February 2012.

•

We intend to initiate a randomized, controlled phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, in the second half of 2012. This trial will be supported in part by investigator grant funding.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated:

•

A phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer is ongoing. The trial is currently enrolling up to 180 patients. The trial design is a three-arm, blinded, randomized phase 2 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Under the trial, each arm is currently enrolling approximately 60 patients and the trial will be initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial will allow us to better predict the potential size of and success for a phase 3 trial where a survival benefit will be the primary endpoint. We currently expect to complete patient accrual in the second half of 2013.

•

An investigator-sponsored phase 1 clinical trial is ongoing to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling up to 36 patients; it is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. We expect to complete patient accrual in the second half of 2012. Preliminary data were presented at the ASCO GU Symposium in February 2012.

We also intend to initiate additional clinical studies evaluating OGX-427.

Available preliminary data from our ongoing phase 1 and phase 2 clinical trials as well as a completed phase 1 trial are as follows:

•

Preliminary study results in our ongoing investigator-sponsored randomized phase 2 clinical trial (evaluating OGX-427 when administered as a monotherapy to patients with CRPC) were presented at the ASCO GU Conference in February 2012. The preliminary data showed a higher number of patients without disease progression at 12 weeks, and greater declines in PSA and CTCs with OGX-427 plus prednisone treatment compared to prednisone alone.

•

Preliminary study results in our ongoing investigator-sponsored phase 1 clinical trial, evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer, demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with OGX-427. Additionally, of the 15 patients treated with OGX-427, 33% had complete responses with no pathologic evidence of disease observed in post-surgical tissue after the four intravesical OGX-427 treatments. Preliminary data from this trial were presented at the ASCO GU Symposium in February 2012.

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

For detailed information regarding OGX-427, refer to the discussion under headings “Our Product Candidates—OGX-427—Current OGX-427 Development Activities” and “Our Product Candidates—OGX-427—Summary of Results of OGX-427 Clinical Trials” included in our 2011 Annual Report on Form 10-K filed on March 8, 2012.

Product Candidates OGX-225

OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, is in pre-clinical development. We are currently evaluating various alternatives, including partnering, which would allow us to further the development of this pre-clinical asset.

Discontinued Program—CSP-9222

CSP-9222 is the lead compound from a family of caspase activators. These novel, small molecules have been identified as activators of programmed cell death in pre-clinical models. During the first quarter of 2012, we decided to cease our previously disclosed efforts to develop directly, or through out-license, product candidate CSP-9222, and we do not plan on pursuing any further development efforts for CSP-9222 in the future. On March 30, 2012 we exercised our option to terminate our in-licensing agreement with Bayer HealthCare LLC for the development of this product candidate. As a result, effective 60 days from receipt of the notice of termination by Bayer, we no longer have any further obligations associated with CSP-9222.

Collaboration Revenue

We recorded $1.3 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the three months ended March 31, 2012, as compared to $1.2 million in the three months ended March 31, 2011. At March 31, 2012, an aggregate of $17.3 million of the upfront collaboration payment was included in the balance sheet line items Current Deferred Collaboration Revenue, which we are recognizing as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred and the associated revenue is recognized, the Current Deferred Collaboration Revenue balance is reduced. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in the year ending December 31, 2012. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for milestone payments to third parties, clinical trials, materials and supplies, facilities, personnel, including salaries and benefits, regulatory activities, pre-clinical studies, and allocations of other R&D-related costs. External R&D expenses include fees paid to universities, hospitals and other entities that conduct certain R&D activities and that manufacture our product candidates for use in our clinical trials, such as fees related to patient treatment costs, clinical trial site costs, clinical research organization costs and contract manufacturing fees incurred for pre-clinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe.

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

Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. Costs that we have incurred which totaled $3.5 million in 2009, $4.9 million in 2010, $3.3 million in 2011 and $1.0 million in 2012, have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $17.3 million at March 31, 2012. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2012 to 2013, which will be applied against our funding commitment, or reimbursed to us from Teva on a cash basis. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.

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

In June 2009, we revised our sublease income assumptions used to estimate the excess lease facility liability. These assumptions were subsequently revised again in December 2009 and September 2010. These changes in estimate resulted in increases in the value of the excess lease liability of $494,000, $3,457,000, and $4,038,000 and a corresponding expense recorded in June 2009, December 2009, and September 2010, respectively, to reflect these changes in estimate. The estimated value of the liability remaining with respect to excess facilities was $7,039,000 as of December 31, 2011. In the three months ended March 31, 2012, with respect to excess facilities, $192,000 was amortized into income resulting in a remaining liability of $6,847,000 at March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 increased to $1.3 million, from $1.2 million for the three months ended March 31, 2011. The increase in 2012 as compared to 2011 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which we plan to initiate later this year. Collaboration revenue for the three months ended March 31, 2012 includes recognition of $1.0 million from the $30.0 million upfront payment, as well as $0.3 million earned through collaborative research, which has been reimbursed to us on a cash basis. At March 31, 2012, $17.3 million of the upfront payment received from Teva in December 2009 was included on our consolidated balance sheet as Deferred Collaboration Revenue, which we are recognizing as we perform our financial obligation under the Collaboration Agreement. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three months ended March 31, 2011 and 2012 are as follows (in thousands):

	Three months ended
	March 31,
	2012	2011
Clinical development programs:
Custirsen	$889	$1,010
OGX-427	$2,123	$2,246
Other research and development	$2,070	$1,597

Total research and development expenses	$5,082	$4,853

R&D expenses for the three months ended March 31, 2012 increased to $5.1 million from $4.9 million in the three months ended March 31, 2011. The increase in 2012 as compared to 2011 was due primarily to higher employee expenses; including stock-based compensation expenses, offset by lower costs associated with the development of OGX-427 and the custirsen phase 3 clinical trials. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the AFFINITY trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2012 increased to $1.7 million from $1.6 million in the three months ended March 31, 2011 due to higher employee expenses, including stock-based compensation expenses incurred in the three months ended March 31, 2012 as compared to the same period in 2011.

Interest Income / (Expense)

Interest income for the three months ended March 31, 2012 decreased to $50,000 from $56,000 for the three months ended March 31, 2012 due to lower balances of interest-bearing securities in the first quarter of 2012, prior to the receipt of funds resulting from the financing completed in March 2012, as compared to 2011.

Other Income / (Expense)

Other expense for the three months ended March 31, 2012 increased to $23,000 in income from $4,000 in expense for the three months ended March 31, 2011. The income in the three months ended March 31, 2012 relates to foreign exchange gains, while the expense in the three months ended March 31, 2011 relates to foreign exchange losses.

Gain on Warrants

We recorded a $1.4 million loss on revaluation of the warrants at March 31, 2012 which is included on our consolidated statement of comprehensive loss (income) as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. We recorded a $2.1 million gain on revaluation of the warrants at March 31, 2011.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $87.6 million through March 31, 2012, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the three months ended March 31, 2012, we generated $1.3 million in collaboration revenue from the Collaboration Agreement with Teva.

On March 21, 2012, the Company completed a public offering of 4,165,000 shares of its common stock at a purchase price of $12.00 per share. Pursuant to an overallotment option exercised on March 27, 2012 by the underwriters in the offering, an additional offering of 624,750 shares of its common stock were issued at a price of $12.00 per share. The total gross offering amount from the public offering and exercise of the overallotment option was approximately $57.5 million. The total net proceeds to the Company from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of March 31, 2012, our cash, cash equivalents, and short-term investments increased to $111.3 million in the aggregate from $64.9 million as of December 31, 2011.

As of March 31, 2012, we do not have any borrowing or credit facilities. Based on our current expectations, we believe our capital resources at March 31, 2012 will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the three months ended March 31, 2012, net cash used in operating activities increased to $7.4 million, from $4.0 million in cash used in operations in the three months ended March 31, 2011. The increase in cash used in operations is primarily attributable to higher employee expenses, OGX-427 clinical trial costs, and custirsen phase 3 clinical trial costs associated with the AFFINITY trial.

Cash Provided by Financing Activities

For the three months ended March 31, 2012, net cash provided by financing activities increased to $53.8 million from $0.1million in the three months ended March 31, 2011. Net cash provided by financing activities in the three months ended March 31, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock that closed in March 2012. All net cash provided by financing activities in the three months ended March 31, 2011 was the result of proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $18.1 million compared with $12.6 million in cash used in investment activities the three months ended March 31, 2011. Net cash used in investing activities in the three months ended March 31, 2012 was due to transactions involving marketable securities in the normal course of business and partially attributable to recent proceeds from financing. Net cash used in investing activities in the three months ended March 31, 2011 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

We also believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015 including:

•

completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy in approximately 1,000 patients with CRPC, which is expected to complete patient accrual in the second half of 2012;

•

initiating and enrolling patients in the AFFINITY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy, which is expected to be initiated in 2012;

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

•	completing enrollment in a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

•	initiating and enrolling a phase 2 clinical trial evaluating OGX-427 treatment in combination with abiraterone acetate in patients with prostate cancer; and

•	initiating additional clinical trials evaluating OGX-427.

As of March 31, 2012, we have a remaining commitment to fund $17.3 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. While we currently have sufficient operating capital to fund our currently planned operations through the release of final data from the SYNERGY trial, the final results from the AFFINITY and NSCLC phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we were to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, including with respect to OGX-225, we would require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at March 31, 2012.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Contingencies and Commitments

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
	2012	2011
	$	$
(In thousands)
Total assets	115,221	68,015
Total liabilities	37,094	37,125
Shareholders’ equity	78,127	30,890

The increase in assets from December 31, 2011 primarily to increased cash, cash equivalents and marketable securities resulting from the financing completed in March 2012. The decrease in liabilities from December 31, 2011 relates predominantly to the amortization of restructuring-related liabilities, and the recognition of deferred collaboration revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Form 10-K filed with the SEC on March 8, 2012. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2012, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $60,000 in the fair value of our investments as of March 31, 2012.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $100,000 for the quarterly period ended March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment of those trials under a special protocol assessment;

•

delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427;

•	delay or failure to obtain sufficient supplies of any of our product candidate for our clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site; and

•	our decision to alter the development strategy for one or more clinical or pre-clinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites, investigators, IRB’s, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

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

Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have one ongoing registration trial with custirsen in patients with CRPC. In the second half of 2012, we plan to initiate an additional registration trial in patients with NSCLC and a second trial, referred to as the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. OGX-225 has not been tested in humans. Our pre-clinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

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

We rely on third parties to manufacture and supply our product candidates and other agents used in our clinical trials. A decrease in the availability or quality of any of these products or agents could increase clinical trial costs, delay or halt clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, resulting in additional losses and depriving us of potential product revenue.

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for pre-clinical studies and clinical trials. All active pharmaceutical ingredient, or API, and drug product for custirsen and OGX-427 has been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

Our product candidates require precise, high-quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously affect our business.

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

To date, we have financed our operations primarily through the sale of our equity securities and from the upfront payment we received pursuant to the Collaboration Agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into 2015. If, however, the Collaboration Agreement with Teva were to terminate or if Teva fails to fulfill its obligations under the Collaboration Agreement, or if patients live longer as a result of new or investigational therapies, or if the trials proceed slower than expected or are initiated later than expected, or if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

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

As we advance our product candidates custirsen, OGX-427 and OGX-225 through development and clinical trials, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, the U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our patents or those of our collaborators may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a re-examination proceeding, or during litigation, under the revised criteria. We cannot guarantee that:

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

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from Isis, we do not have and have not had any control over the filing, prosecution or enforcement of these patents or patent applications. In the case of patents and patent applications licensed from Bayer, while we did not have any control over the filing of the patents and patent applications before the effective date of the Bayer license, we do have control over the filing and prosecution of these patents and patent applications after the effective date of the Bayer license until the effective date of the termination of the Bayer license, which is 60 days from receipt of notice of termination by Bayer. Under certain circumstances, we also have the right to enforce patents and patent applications licensed from Bayer while the license agreement is effective. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensing partners will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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

If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions. The U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. Some of our issued patents may be subject to challenge and subsequent invalidation under the revised criteria. There is also the risk that, even if the validity or unenforceability of these patents is upheld, the court will narrow the scope of our claim or will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights.

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

We license the development and commercialization rights for most of our product candidates, including custirsen, OGX-427 and OGX-225, and we expect to enter into similar licenses in the future. Under such licenses, we are subject to various obligations such as sublicensing, royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided by the licenses could harm our financial condition and results of operations. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.

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

Item 6. Exhibits

Exhibit Number	Description

10.1(1)	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 033-80623), filed with the Securities and Exchange Commission on March 8, 2012.
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: May 3, 2012	By:	/s/ Michelle Burris
Michelle Burris
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 033-80623), filed with the Securities and Exchange Commission on March 8, 2012.
*	Furnished, not filed.