Form 10-Q
period 2012-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2012-08-02
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $0.001 par value	14,573,507

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except per share and share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
	$	$
ASSETS

Current
Cash and cash equivalents [note 4]	13,842	28,517
Restricted cash	314	377
Short-term investments [note 4]	83,806	36,410
Amounts receivable	956	812
Prepaid expenses	5,970	1,210

Total current assets	104,888	67,326
Property and equipment, net	226	180
Other assets	2,903	509

Total assets	108,017	68,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	2,883	3,217
Deferred collaboration revenue [note 3]	15,372	18,271
Current portion of long-term obligations [note 6]	1,440	1,417
Warrant liability [notes 4 and 5]	7,667	7,881

Total current liabilities	27,362	30,786
Long-term obligation, less current portion [note 6]	5,940	6,339

Total liabilities	33,302	37,125

Commitments and contingencies [note 7]

Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 14,573,507 issued and outstanding at June 30, 2012 and 9,749,819 issued and outstanding at December 31, 2011	14	10
Additional paid-in capital	163,901	108,986
Accumulated deficit	(91,817)	(80,742)
Accumulated other comprehensive income	2,617	2,636

Total shareholders’ equity	74,715	30,890

Total liabilities and shareholders’ equity	108,017	68,015
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
	$	$	$	$
COLLABORATION REVENUE [note 3]	2,429	1,887	3,745	3,086

EXPENSES
Research and development	6,326	5,409	11,408	10,262
General and administrative	2,047	1,471	3,784	3,042

Total expenses	8,373	6,880	15,192	13,304

LOSS FROM OPERATIONS	5,944	4,993	11,447	10,218

OTHER INCOME (EXPENSE)
Interest income	91	63	141	119
Other	(6)	87	17	83
(Loss) gain on warrants [notes 4 and 5]	1,644	(1,687)	214	441

Total other income (expense)	1,729	(1,573)	372	643

Loss for the period before income taxes	4,215	6,530	11,075	9,575
Income taxes	—	—	—	—

Net loss	4,215	6,530	11,075	9,575

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss on securities	(19)	(54)	(19)	(3)

Total other comprehensive (loss) income	(19)	(54)	(19)	(3)

Total comprehensive loss	4,234	6,584	11,094	9,578

Basic and diluted loss per common share [note 5(c)]	0.29	0.67	0.89	0.99

Weighted average number of common shares [note 5(c)]
Basic and diluted	14,554,502	9,718,251	12,394,869	9,715,846

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. dollars)

	Six months ended June 30,
	2012	2011
	$	$
OPERATING ACTIVITIES
Loss for the period	11,075	9,575
Add items not involving cash
Depreciation and amortization	43	37
Stock-based compensation [note 5(c)]	1,029	554
Gain on warrants [notes 4 and 5]	(214)	(440)
Changes in non-cash items
Amounts receivable	(144)	(274)
Prepaid expenses	(7,154)	1,091
Accounts payable and accrued liabilities	(334)	750
Restricted Cash	63	—
Lease obligation	(376)	(19)
Deferred collaboration revenue	(2,899)	(1,755)

Cash used in operating activities	(21,061)	(9,631)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	114	91
Proceeds from issuance of common shares, net of issuance costs	53,777	—

Cash provided by financing activities	53,891	91

INVESTING ACTIVITIES
Proceeds from sale of investments	26,905	51,259
Purchase of investments	(74,302)	(44,222)
Purchase of property and equipment	(89)	(68)

Cash provided by (used in) investing activities	(47,486)	6,969

Effect of exchange rate changes on cash and cash equivalents	(19)	(86)
Decrease in cash and cash equivalents during the period	(14,675)	(2,657)
Cash and cash equivalents, beginning of the period	28,517	23,533

Cash and cash equivalents, end of the period	13,842	20,876

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	90

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

The consolidated financial statements include the accounts of OncoGenex and the Company’s wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated.

2.	ACCOUNTING POLICIES

Accounting for Restricted Stock Awards

The Company grants restricted stock awards that generally vest and are expensed over a four-year period. In 2012, the Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, the Company evaluates whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards to accelerate and vest.

Recently Adopted Accounting Policies

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income.” This ASU defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

3.	COLLABORATION AGREEMENT

On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein the Company believes is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement and has agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in the Company was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of the Company’s common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue.

In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, the Company paid Isis $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. No milestones were due in 2011 and the Company does not anticipate making any royalty payments to Isis in 2012.

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

•

A phase 3 clinical trial, referred to as the AFFINITY trial, or AFFINITY, to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. This trial will be conducted in lieu of the phase 3 clinical trial, referred to as SATURN, which was designed to evaluate a durable pain palliation benefit for custirsen in combination with cabazitaxel or docetaxel as second-line chemotherapy in patients with CRPC. The Company started closing down the SATURN trial in the first quarter of 2012.

•

A phase 3 clinical trial, referred to as the ENSPIRIT trial, or ENSPIRIT, to evaluate a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC.

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

The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in the Company’s patent rights related to custirsen or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement at its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration Agreement for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for specified development expenses that are the responsibility of the Company. Either party may terminate the

Collaboration Agreement for an uncured material breach by the other party, unless such breach is not curable, in which case the agreement may not be terminated unless the other party fails to use commercially reasonable efforts to prevent a similar subsequent breach. Either party also may terminate the Collaboration Agreement upon the bankruptcy of either party. If the Collaboration Agreement is terminated by the Company for other than an uncured material breach by Teva, the Company will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) vary depending on whether termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.

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

Revenue for the three and six months ended June 30, 2012 was $2.4 million and $3.7 million, respectively, which consists of partial recognition of deferred Collaboration Revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under the Collaboration Agreement with Teva and custirsen manufacturing costs and certain other preclinical and clinical trial costs incurred by OncoGenex in the three and six months ended June 30, 2012. As of June 30, 2012, a remaining balance of $15.4 million of the up-front payment was recorded in deferred Collaboration Revenue, and $0.5 million included in Amounts Receivable related to reimbursable costs. Revenue for the three and six months ended June 30, 2011 was $1.9 million and $3.1 million, respectively, as a result of the Collaboration Agreement with Teva. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	2012
Assets
Cash	$3,690	$—	$—	$3,690
Money market securities	$10,466	$—	$—	$10,466
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$—	$83,806	$—	$83,806

	$14,156	$83,806	$—	$97,962
Liabilities
Warrants	$—	$—	$7,667	$7,667

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
June 30, 2012
Due in one year or less	$94,295	$94,272
Due after one year through three years	—	—

	$94,295	$94,272
June 30, 2011
Due in one year or less	$74,122	$74,090
Due after one year through three years	—	—

	$74,122	$74,090

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
(in thousands)

2012

Cash	$3,690	$—	$—	$3,690
Money market securities	$10,152	$—	$—	$10,152

Cash and cash equivalents	$13,842	$—	$—	$13,842

Money market securities	$314	$—	$—	$314

Restricted cash	$314	$—	$—	$314

Corporate bonds and commercial paper	$83,829	$3	$(26)	$83,806

Short-term investments	$83,829	$3	$(26)	$83,806

The Company’s gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2012 and 2011.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

The Company only invests in A (or equivalent) rated securities. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at June 30, 2012, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

As of June 30, 2012, the Company recorded a $7.7 million warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. Previously, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization as the Company did not have sufficient historical share price data subsequent to the reverse takeover of Sonus Pharmaceuticals, Inc., or Sonus, in 2008. As the Company has concluded that it now has sufficient historical share price data to estimate the volatility of the warrants, the expected volatility at June 30, 2012 was calculated based on the historical market volatility of the Company’s shares. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2012:

(In thousands)	Liability at December 31, 2011	Gain (loss) on warrants	Remaining Liability at June 30, 2012
Warrant liability	$7,881	$214	$7,667

5.	COMMON STOCK

[a]	Authorized

25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and Outstanding Shares

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

During the six month period ended June 30, 2012 the Company issued 33,938 common shares to satisfy stock option exercises, compared to the issuance of 24,660 common shares to satisfy stock option exercises during the six month period ended June 30, 2011.

[c]	Stock options

2010 Performance Incentive Plan

As of June 30, 2012 the Company has reserved, pursuant to various plans, 1,373,677 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 874,231 are reserved for options currently outstanding, and 499,446 are available for future option grants.

Stock Option Summary

Options vest in accordance with terms as determined by the Board of Directors of the Company, or the Board, which terms are typically four years for employee grants and one to three years for Board option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board, but generally will be at least equal to the fair value of the share at the grant date.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares #	Weighted Average Exercise Price $
Balance, December 31, 2011	766,328	9.82
Option grants	147,250	12.96
Option expirations	(868)	3.89
Option exercises	(33,938)	3.36
Option forfeitures	(4,541)	15.26

Balance, June 30, 2012	874,231	10.58

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six months ended June 30,
	2012	2011

Risk-free interest rates	0.97%	2.39%

Expected dividend yield	0%	0%

Expected life	6 years	6 years

Expected volatility	95.82%	75.00%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. Previously, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization because of the lack of sufficient historical share price data following the reverse takeover of Sonus in 2008. As the Company has concluded that it now has sufficient historical share price data to estimate the volatility of the Company’s stock options, the expected volatility for stock options granted during 2012 was calculated based on the historical market volatility of the Company’s shares. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
	$	$	$	$
Research and development	293	122	428	243
General and administrative	416	161	601	311

Total share-based compensation	709	283	1,029	554

As of June 30, 2012 and December 31, 2011 the total unrecognized compensation expense related to stock options granted was $3.3 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately four years.

As of June 30, 2012 and December 31, 2011 a total of 2,461,532 and 2,353,629 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Restricted Stock Awards

The Company grants restricted stock awards that generally vest and are expensed over a four year period. In 2012 the Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision. For the three and six months ended June 30, 2012, $0.2 million and $0.2 million, respectively, was recognized related to these awards. No restricted stock awards were granted during 2011.

The following table summarizes the Company’s restricted stock award activity during the six months ended June 30, 2012 and 2011:

	2012		2011
		Weighted- Average		Weighted- Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value
	#	$	#	$
Outstanding January 1	—	—	—	—
Granted	164,948	12.99	—	—
Vested	—	—	—	—
Forfeited and expired	(8,000)	13.00	—	—

Outstanding June 30	156,948	12.99	—	—

As of June 30, 2012 the Company had approximately $0.8 million in total unrecognized compensation expense related to the Company’s restricted stock awards that is to be recognized over a weighted-average period of approximately 3.15 years.

[e]	Stock Warrants

As of June 30, 2012, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the six months ended June 30, 2012 or six months ended June 30, 2011.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rates	0.46%	1.43%
Expected dividend yield	0%	0%
Expected life	3.3 years	4.3 years
Expected volatility	67.57%	76.00%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space. The estimated value of the liability remaining with respect to excess facilities was $7.0 million as of December 31, 2011. In the six months ended June 30, 2012, with respect to excess facilities, $0.3 million was amortized into income resulting in a remaining liability of $6.7 million at June 30, 2012. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to excess lease charges in future periods.

	Remaining	Amortization	Additional	Remaining
	Liability at	of excess	Liability	Liability
(In thousands)	December 31, 2011	lease facility	Recorded	at June 30, 2012
Current portion of excess lease facility	1,388	(20)	—	1,408
Long-term portion of excess lease facility	5,651	408	—	5,243

Total	7,039	388	—	6,651

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of June 30, 2012, $14.6 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $15.4 million which has been recorded under Current Deferred Collaboration Revenue. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012. Teva will fund all other expenses under the Clinical Development Plan.

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

In addition, the Company is required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments the Company may receive from Teva as part of the Collaboration Agreement; however, the Company believes that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that the Company will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. The Company is also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. The Company paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. The Company does not anticipate making any royalty payments to Isis in 2012.

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

To facilitate the execution and performance of the Collaboration Agreement with Teva, OncoGenex and Isis agreed to amend the Isis License Agreement and OncoGenex and UBC agreed to make a corresponding amendment to the UBC License Agreement, in each case, effective December 19, 2009 and December 20, 2009, respectively.

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

Under the terms of the agreement, Bayer received an upfront license fee of $0.5 million. The Company was obligated make annual payments to Bayer on the anniversary dates, which are referred to as Anniversary Payments, with an initial payment of $0.1 million paid in 2008. The payments increase by $25,000 each year until the initiation of the first phase 3 clinical trial, at which point the Anniversary Payments reset to $0.1 million each year and increase by $25,000 until the Company achieves either the first New Drug Application, or NDA, filing in the United States or the European Union. The Company was also obligated to pay royalties on net future product sales in addition to aggregate milestone payments of up to $14.0 million for clinical development and regulatory milestones.

Under the terms of the agreement, the Company had the option to terminate this contract upon 60 days written notice to Bayer. On March 30, 2012, the Company exercised its option to terminate the contract in its entirety with written notice to Bayer. As a result, effective 60 days from receipt of the notice of termination by Bayer, the Company has no other obligations associated with CSP-9222.

Lease Arrangements

The Company has an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2012	$53
2013	$107
2014	$80

Total	$240

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $6.7 million as at June 30, 2012 (note 6).

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2012	$1,058
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,836

Total	$12,633

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices in use periods ended June 30, 2012 and 2011 was $1.3 million and $1.3 million respectively.

Guarantees and Indemnifications

OncoGenex indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company had obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2012.

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

The Company has performed an evaluation of events occurring subsequent to June 30, 2012. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this document or in documents incorporated by reference into this document . We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of clinical trials conducted by us or our collaborators;

•	anticipated regulatory filings and requirements and future clinical trials conducted by us or our collaborators;

•	timing and amount of future contractual payments, product revenue and operating expenses;

•	market acceptance of our products and the estimated potential size of these markets; and

•	our anticipated future capital requirements and the terms of any capital financing agreements.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors”, as well as those discussed elsewhere in the Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to or incorporated by reference, the date of those documents.

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

Overview

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline, custirsen, OGX-427, and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

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

Product Candidate Custirsen

Custirsen is our product candidate designed to inhibit the production of clusterin, an antiapoptotic, stress-induced protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Data from these phase 2 studies demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies.

In December 2009, we announced that our wholly owned subsidiary, OncoGenex Technologies Inc entered into a Collaboration and License Agreement dated December 20, 2009, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd. for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been or are expected to be initiated:

•

The SYNERGY Trial: The ongoing phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. We expect to enroll approximately 1,000 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. Our expected timing of results for the survival primary endpoint is based on a pre-specified number of death events that is currently projected to occur in the fourth quarter of 2013. We currently expect to complete patient accrual in the second half of 2012.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time. We expect to initiate this phase 3 clinical trial in the second half of 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80, or an approximate 20% increase in survival time. We expect this trial will be initiated by Teva in the second half of 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both PFS and OS during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

For detailed information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business – License and Collaboration Agreements – Teva Pharmaceutical Industries Ltd.” included in our 2011 Annual Report on Form 10-K filed on March 8, 2012.

Custirsen received Fast Track designation from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial through the special protocol assessment process.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which advice aligned with our development plan regarding the proposed preclinical studies and both the study design and analyses for the phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Our phase 3 registration trials have been designed based on our phase 2 clinical results, including:

•

A randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel, the final results of which were published in the September 20, 2010 issue of the Journal of Clinical Oncology. Analyses indicated a survival benefit in patients treated with custirsen in combination with first-line docetaxel compared to docetaxel alone, the latter being the current standard of care for patients with advanced, progressive metastatic prostate cancer requiring initial chemotherapy.

In summary, the median survival was 23.8 months for patients treated with custirsen in combination with first-line docetaxel and 16.9 months for patients treated with first-line docetaxel alone, with an unadjusted hazard ratio of 0.61. These results are described in our 2011 10-K filed on March 8, 2012 under the heading “Business – Our Product Candidates – Custirsen – Summary of Results of Custirsen Phase 2 Clinical Trials”. Due to the results of the phase 2 trial, the SYNERGY trial will evaluate the survival benefit of custirsen in patients treated with first-line chemotherapy.

•

A phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. The median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months and for the custirsen plus docetaxel re-treatment arm was 15.8 months. Upon completion of the randomized study, an amendment allowed 25 additional patients to be treated with custirsen plus docetaxel re-treatment. The additional 25 patients had higher serum clusterin levels at enrollment than the randomized patients and the median overall survival duration for all 45 patients (20 randomized plus 25 additional patients) treated with custirsen plus docetaxel re-treatment was 12.8 months. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. Pain responses in patients receiving custirsen in addition to docetaxel treatment as second-line therapy were favorable when compared to the pain responses reported for patients in the phase 3 TROPIC trial that led to the 2010 approval of cabazitaxel in the United States for patients who had previously received treatment with chemotherapy, and the abiraterone acetate phase 3 trial that led its 2011 approval in the United States for patients who had previously received treatment with chemotherapy. In the TROPIC trial, which evaluated a similar patient population for second-line chemotherapy as was evaluated in our phase 2 trial (i.e., patients who had progressed while on or soon after first-line docetaxel therapy), the pain response for cabazitaxel was 9.2% and for mitoxantrone was 7.7%. In the abiraterone acetate phase 3 trial, the proportion of patients with pain palliation among patients with a baseline pain score of four or more and at least one post-baseline pain score was 44% for patients receiving abiraterone and prednisone as compared with 27% for patients receiving prednisone and placebo. In the second half of 2012 we plan to initiate a phase 3 trial referred to as the AFFINITY trial, evaluating the survival benefit of custirsen in combination with cabazitaxel as second-line chemotherapy. We expect this trial to enroll patients who have previously received first-line docetaxel therapy.

•

A phase 2 trial evaluating 81 patients with advanced NSCLC who received custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy. The median overall survival was 14.1 months and 54% of patients survived at least one year. Thirty percent of patients who received custirsen with first-line chemotherapy survived at least two years. For comparison, published studies using a platinum-based regimen plus gemcitabine as first-line chemotherapy for advanced NSCLC reported median survivals of 8 to 11 months and one-year survival rates of 33% to 43%. Market approval for Roche’s Avastin plus paclitaxel and carboplatin chemotherapy for NSCLC was based on results showing a median survival of 12.3 months compared to 10.3 months for patients treated with chemotherapy alone. Survival rates for Avastin plus chemotherapy versus chemotherapy alone were reported as 51% versus 44% at one year and 23% versus 15% at two years, respectively. In a phase 3 trial evaluating first-line treatment of NSCLC patients with either cisplatin plus pemetrexed or cisplatin plus gemcitabine, overall survival was 10.3 months for both treatment groups, however overall survival for patients treated with cisplatin and pemetrexed who had adenocarcinoma or large-cell carcinoma histology was 12.6 months and 10.4 months, respectively. Recently, we updated our clinical development program for custirsen to initiate a Phase 3 clinical trial in NSCLC. The trial, planned to begin enrollment later this year, will evaluate the potential survival benefit of custirsen in combination with docetaxel as second-line chemotherapy . Several factors contributed to the decision to conduct this trial in second-line treatment in combination with docetaxel: The NSCLC landscape is rapidly changing and gemcitabine plus cisplatin/carboplatin is not the standard or preferred first- line treatment. First-line treatment now primarily includes pemetrexed. While there is promising preclinical data for custirsen in combination with pemetrexed, an excellent safety profile and clear synergy for combining custirsen with docetaxel has been demonstrated in numerous studies in prostate and breast cancer. Docetaxel is globally recognized as a standard of care in second-line NSCLC.

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

Our current OGX-427 development activities include the following clinical trials that have been or are expected to be initiated:

•

An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC is ongoing. This randomized, controlled phase 2 clinical trial has recently completed enrollment at 74 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. This trial will also measure the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at the American Society of Clinical Oncology, or ASCO, Genitourinary, or GU Symposium in February 2012 and at the ASCO Annual General Meeting in June 2012.

•

An investigator-sponsored, controlled phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, is expected to begin enrollment in the second half of 2012. This trial will be supported in part by investigator grant funding.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated:

•

A phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer is ongoing. The trial is currently enrolling up to 180 patients. The trial design is a three-arm, blinded, randomized phase 2 trial evaluating OGX-427 in combination with gemcitabine and cisplatin in the first-line metastatic setting. Each arm is currently enrolling approximately 60 patients; the trial has been initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial will allow us to better predict the potential size of and success for a phase 3 trial where a survival benefit will be the primary endpoint. We currently expect to complete patient accrual in the second half of 2013.

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

Additional phase 2 investigator-sponsored studies evaluating OGX-427 in other malignancies are under development. Further details of these studies will be provided when the trials are initiated. Results of these studies may direct future company-sponsored trials in indications that show promising clinical benefits.

Available preliminary data from our ongoing phase 1 and phase 2 clinical trials as well as a completed phase 1 trial are as follows:

•

Preliminary study results in our ongoing investigator-sponsored randomized phase 2 clinical trial (evaluating OGX-427 when administered in combination with prednisone to patients with CRPC) were presented at the ASCO GU Conference in February 2012 and at the ASCO Annual General Meeting in June 2012. The preliminary data showed a higher number of patients without disease progression at 12 weeks, and greater declines in PSA and CTCs with OGX-427 plus prednisone treatment compared to prednisone alone.

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

•

OGX-427 has been evaluated in a phase 1 trial in patients with bladder, breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the ASCO 2010 annual meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 patients with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles. OGX-427 was well tolerated both as a monotherapy and in combination with docetaxel. Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the OGX-427 monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the OGX-427 plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus, nausea, and back pain. Despite evaluating OGX-427 at very high doses, a maximum tolerated dose for OGX-427 was not reached in this trial. Thirty-three of 36 patients with prostate cancer had at least one post-baseline PSA evaluation. Three of 21 patients in the monotherapy cohorts had reductions in PSA greater than or equal to 30% as did 6 of 12 patients in the combination therapy cohorts. Six of seven patients with ovarian cancer had both baseline and post-baseline CA-125 measurements. All were treated with monotherapy. Three patients had a reduction of CA-125. Of particular interest was the decrease at all doses and in all diseases evaluated in the trial for both total CTCs and CTCs which were positive for Hsp27, Hsp27(+) CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors and patients with values of five CTCs or fewer are generally considered to have a more favorable prognosis.

For detailed information regarding OGX-427, refer to the discussion under headings “Our Product Candidates – OGX-427 – Current OGX-427 Development Activities” and “Our Product Candidates – OGX-427 – Summary of Results of OGX-427 Clinical Trials” included in our 2011 Annual Report on Form 10-K filed on March 8, 2012.

Product Candidates OGX-225

OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, is in preclinical development. We are currently evaluating various alternatives, including partnering, which would allow us to further the development of this preclinical asset.

Discontinued Program – CSP-9222

CSP-9222 is the lead compound from a family of caspase activators. These novel, small molecules have been identified as activators of programmed cell death in preclinical models. During the first quarter of 2012, we decided to cease our previously disclosed efforts to develop directly, or through out-license, product candidate CSP-9222, and we do not plan on pursuing any further development efforts for CSP-9222 in the future. On March 30, 2012 we exercised our option to terminate our in-licensing agreement with Bayer HealthCare LLC for the development of this product candidate. As a result, effective 60 days from receipt of the notice of termination by Bayer, we no longer had any further obligations associated with CSP-9222.

Collaboration Revenue

We recorded $3.7 million of Collaboration Revenue in connection with our Collaboration Agreement with Teva in the six months ended June 30, 2012, as compared to $3.1 million in the six months ended June 30, 2011. At June 30, 2012, an aggregate of $15.4 million of the upfront collaboration payment was included in the balance sheet line item Current Deferred Collaboration Revenue, which we are recognizing as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred and the associated revenue is recognized, the Current Deferred Collaboration Revenue balance is reduced. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in 2012. Moreover, Isis has disclosed in its SEC filings that it believes it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for milestone payments to third parties, clinical trials, personnel, contract manufacturing, facilities, including salaries and benefits, regulatory activities, preclinical studies, and allocations of other R&D-related costs. External R&D expenses include fees paid to universities, hospitals and other entities that conduct certain R&D activities and that manufacture our product candidates for use in our clinical trials, such as fees related to patient treatment costs, clinical trial site costs, clinical research organization costs and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe.

Currently, we manage our clinical trials through contract research organizations and independent medical investigators at their sites and at hospitals and expect this practice to continue. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. We have incurred costs of $3.5 million in 2009, $4.9 million in 2010, $3.3 million in 2011 and $2.9 million in 2012, which have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $15.4 million at June 30, 2012. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2012 to 2013, which will be applied against our funding commitment, or reimbursed to us from Teva. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the fourth quarter of 2012.

Several of our clinical trials have been supported by grant funding that was received directly by the hospitals and/or clinical investigators conducting the clinical trials, thereby allowing us to complete these clinical trials at a lower cost to us.

Several of our clinical trials are investigator-sponsored versus company-sponsored, thereby allowing us to complete these clinical trials at a lower cost to us.

Since our drug candidates are in of development. we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting, and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs. While we believe that G&A resources are sufficient to carry on existing development activities. we anticipate that G&A expenses will increase in the future as we continue to expand our operating activities.

Excess Lease Liability

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space. The estimated value of the liability remaining with respect to excess facilities was $7.0 million as of December 31, 2011. In the six months ended June 30, 2012, with respect to excess facilities, $0.3 million was amortized into income resulting in a remaining liability of $6.7 million at June 30, 2012. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to excess lease charges in future periods.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

Revenue for the three months ended June 30, 2012 increased to $2.4 million, from $1.9 million for the three months ended June 30, 2011. The increase in 2012 as compared to 2011 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which we plan to initiate later this year. Collaboration revenue for the three months ended June 30, 2012 includes recognition of $1.9 million from the $30.0 million upfront payment and $0.5 million included in Amounts Receivable related to reimbursable costs.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three months ended
	June 30,
	2012	2011

Clinical development programs:
Custirsen	$2,034	$1,718
OGX-427	$2,214	$1,357
Other research and development	$2,078	$2,334

Total research and development expenses	$6,326	$5,409

R&D expenses for the three months ended June 30, 2012 increased to $6.3 million from $5.4 million in the three months ended June 30, 2011. The increase in 2012 as compared to 2011 was due primarily to higher clinical study expenses associated with patient enrollment in our clinical trial evaluating OGX-427 in combination with initial chemotherapy in patients with metastatic bladder cancer, the startup of the AFFINITY trial and employee expenses, including stock-based compensation expense. These increases were partially offset by lower manufacturing costs related to the timing of OGX-427 manufacturing runs and lower preclinical expenses. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the AFFINITY trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2012 increased to $2.0 million from $1.5 million in the three months ended June 30, 2011 due to higher employee expenses, including stock-based compensation expenses, offset by higher accounting charge on excess facilities in the six months ended June 30, 2012 as compared to the same period in 2011.

Interest Income / (Expense)

Interest income for the three months ended June 30, 2012 increased to $91,000 from $63,000 for the three months ended June 30, 2011 due to higher balances of interest-bearing securities in the second quarter of 2012, due to the receipt of funds resulting from the financing completed in March 2012, as compared to 2011.

Other Income / (Expense)

Other expense for the three months ended June 30, 2012 increased to $6,000 from $87,000 in income for the three months ended June 30, 2011 due to higher foreign exchange losses.

Gain / (Loss) on Warrants

We recorded a $1.6 million gain on revaluation of the warrants in the three months ended June 30, 2012 which is included on our consolidated statement of comprehensive loss (income) as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. We recorded a $1.7 million loss on revaluation of the warrants in the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

Revenue for the six months ended June 30, 2012 increased to $3.7 million, from $3.1 million for the six months ended June 30, 2011. The increase in 2012 as compared to 2011 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial. Collaboration revenue for the six months ended June 30, 2012 includes recognition of $2.9 million from the $30.0 million upfront payment and $0.8 million through collaborative research, $0.5 million of which is included in Amounts Receivable.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six months ended
	June 30,
	2012	2011

Clinical development programs:
Custirsen	$2,923	$2,727
OGX-427	$4,338	$3,604
Other research and development	$4,147	$3,931

Total research and development expenses	$11,408	$10,262

R&D expenses for the six months ended June 30, 2012 increased to $11.4 million from $10.3 million in the six months ended June 30, 2011. The increase in 2012 as compared to 2011 was due primarily to higher clinical study expenses associated with patient enrollment in our Phase 2 clinical trial evaluating OGX-427 in patients with metastatic bladder cancer, the startup of the AFFINITY trial and employee expenses, including stock-based compensation expense. These increases were partially offset by lower manufacturing costs related to the timing of OGX-427 manufacturing runs. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the AFFINITY trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursable from Teva on a cash basis. We expect R&D expenses to increase as we further develop our proprietary product candidates.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2012 increased to $3.8 million from $3.0 million in the six months ended June 30, 2011 due to higher employee expenses, including stock-based compensation expenses, offset by higher accounting charge on excess facilities in the six months ended June 30, 2012 as compared to the same period in 2011.

Interest Income / (Expense)

Interest income for the six months ended June 30, 2012 increased to $141,000 from $119,000 for the six months ended June 30, 2011 due to higher balances of interest-bearing securities in the second quarter of 2012, due to the receipt of funds resulting from the financing completed in March 2012, as compared to 2011.

Other Income / (Expense)

Other income for the six months ended June 30, 2012 decreased to $17,000 from $83,000 for the six months ended June 30, 2011 due to lower foreign exchange gains.

Gain / (Loss) on Warrants

We recorded a $0.2 million gain on revaluation of the warrants in the six months ended June 30, 2012 which is included on our consolidated statement of comprehensive loss (income) as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. We recorded a $0.4 million gain on revaluation of the warrants in the six months ended June 30, 2011.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $91.8 million through June 30, 2012, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the six months ended June 30, 2012, we generated $3.7 million in Collaboration Revenue from the Collaboration Agreement with Teva.

In March 2012 we completed a public offering of 4,789,750 shares of our common stock at a purchase price of $12.00 per share. The total net proceeds to us from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of June 30, 2012, our cash, cash equivalents, and short-term investments increased to $97.6 million in the aggregate from $64.9 million as of December 31, 2011.

Based on our current expectations, we believe our capital resources at June 30, 2012 will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the six months ended June 30, 2012, net cash used in operating activities increased to $21.1 million, from $9.6 million in cash used in operations in the six months ended June 30, 2011. The increase in cash used in operations is primarily attributable to our custirsen phase 3 clinical trial costs associated with the AFFINITY trial, OGX-427 clinical trial costs, and higher employee expenses.

Cash Provided by Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities increased to $53.9 million from $0.1 million in the six months ended June 30, 2011. Net cash provided by financing activities in the six months ended June 30, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock that closed in March 2012. All net cash provided by financing activities in the six months ended June 30, 2011 was the result of proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $47.5 million compared with $7.0 million in cash provided by investment activities the six months ended June 30, 2011. Net cash used in investing activities in the six months ended June 30, 2012 was due to transactions involving marketable securities in the normal course of business and partially attributable to recent proceeds from financing. Net cash provided by investing activities in the six months ended June 30, 2011 was due to transactions involving marketable securities in the normal course of business.

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

•

initiating and enrolling patients in the AFFINITY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC, which is expected to be initiated in 2012;

•

initiating and enrolling patients in the ENSPIRIT trial. a phase 3 clinical trial that will evaluate a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC, which is expected to be initiated in 2012;

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

•	completing enrollment in a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

•	initiating and enrolling a phase 2 clinical trial evaluating OGX-427 treatment in combination with abiraterone acetate in patients with prostate cancer; and

•	initiating other additional clinical trials evaluating OGX-427.

As of June 30, 2012, we have a remaining commitment to fund $15.4 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. While we currently have sufficient operating capital to fund our currently planned operations through the release of final data from the SYNERGY trial, the final results from the AFFINITY and ENSPIRIT phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we were to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, including with respect to OGX-225, we would require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;

•	success of custirsen including achieving milestones and royalties;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs and results of drug discovery and R&D;

•	entering into new collaborative or product license agreements for products in our pipeline;

•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt; and

•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at June 30, 2012.

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

Material Changes in Financial Condition

	June 30,	December 31,
	2012	2011
	$	$
(In thousands)
Total assets	108,017	68,015
Total liabilities	33,302	37,125
Shareholders’ equity	74,715	30,890

The increase in assets from December 31, 2011 was primarily due to increased cash, cash equivalents and marketable securities resulting from the financing completed in March 2012. The decrease in liabilities from December 31, 2011 relates predominantly to the recognition of deferred Collaboration Revenue and the amortization of excess lease-related liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 20110 Form 10-K filed with the SEC on March 8, 2012. Since the date of our 2011 Form 10-K, we have changed the method for estimating the volatility of our stock options and warrants. Previously, the computation of expected volatility of the Company’s stock options and warrants was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization because of the lack of sufficient share price data following the reverse takeover of Sonus in 2008. As the Company has concluded that it now has sufficient historical share price data to estimate the volatility of the Company’s stock options and warrants, the expected volatility is now based on the historical market volatility of the Company’s shares. There have been no other material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $141,000 in the fair value of our investments as of June 30, 2012.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $50,000 for the six months ended June 30, 2012.

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

During the quarter ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have never had any products available for commercial sale and we may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the foreseeable future. Our only revenue to date has been Collaboration Revenue under our Collaboration Agreement with Teva. We have not yet submitted any products for approval by regulatory authorities and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether any of our currently planned clinical trials for custirsen or OGX-427 will proceed or be completed on schedule, if at all, or, with respect to our other product candidates, whether we will be able to initiate any future preclinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427;

•	delay or failure to obtain sufficient supplies of any of our product candidate for our clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site; and

•	our decision to alter the development strategy for one or more clinical or preclinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites, investigators, IRB’s, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

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

Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have one ongoing registration trial with custirsen in patients with CRPC. In the second half of 2012, we plan to initiate an additional registration trial in patients with NSCLC and a second trial, referred to as the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. OGX-225 has not been tested in humans. Our preclinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and early clinical trials, including those results from the custirsen or OGX -427 clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for preclinical studies and clinical trials. All active pharmaceutical ingredient, or API, and drug product for custirsen and OGX-427 has been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel and abiraterone acetate were recently approved by the FDA for the treatment of patients with CRPC. Also, MDV3100 and alpharadin have demonstrated meaningful improvement in phase 3 trials. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, and develop products that may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

To date, we have financed our operations primarily through the sale of our equity securities and from the upfront payment we received pursuant to the Collaboration Agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into 2015. If, however, the Collaboration Agreement with Teva were to terminate or if Teva fails to fulfill its obligations under the Collaboration Agreement, or if patients live longer as a result of new or investigational therapies, or if the trials proceed slower than expected or are initiated later than expected, or if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	maintaining our partnership with Teva and Teva’s ongoing commitment to develop custirsen in a timely manner;

•	whether we experience delays in our preclinical and clinical development programs, or slower-than-anticipated product development or rate of events;

•	the scope and results of our preclinical studies and clinical trials;

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;

•

the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

•

the availability of third parties to perform the key development tasks for our product candidates, including conducting preclinical studies and clinical trials and manufacturing our product candidates to be tested in those studies and trials and the associated costs of those services;

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

We currently do not have internal discovery capabilities and depend on pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Vancouver Prostate Centre and licensed to us by UBC, and one candidate was in-licensed from Bayer. We intend to continue to rely on the Vancouver Prostate Centre, UBC and other research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Vancouver Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, if at all. If we are unable to purchase or license new product candidates from the Vancouver Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, Michelle Burris and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Ms. Burris and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that could cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be deemed safe or effective;

•	the FDA may not find the data from preclinical studies and/or clinical trials sufficient;

•	the FDA might not approve our third-party manufacturer’s processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; and

•	third-party products may enter the market and change approval requirements.

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

Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for certain drugs. In addition, the legislation provides authority for limiting the number of outpatient drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. The Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenue and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including custirsen, may change at any time, which could further limit or eliminate reimbursement rates for custirsen or other product candidates.

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

Amended and Restated Bylaws

Effective July 31, 2012, the Board amended and restated our bylaws to, among other things:

•

clarify that only the chairman of the board, the chief executive office, the president or a majority of the board of directors may call special meetings of stockholders, and the business transacted at special meetings of stockholders is limited to the business stated in the notice of such meetings;

•	permit the meeting chairman to adjourn any meeting of stockholders and the Board to postpone or reschedule any previously scheduled meeting of stockholders before it is held;

•

revise the procedures by which stockholders may nominate directors, including increasing the amount of notice stockholders must provide of their intention to nominate a director from between 45 and 90 days prior to the annual meeting to between 90 and 120 days prior to the anniversary of the previous year’s annual meeting (provided the annual meeting is not more than 30 days before or 60 days after the previous year’s annual meeting) and requiring additional information to be provided in such notice;

•	establish advance notice requirements for stockholder proposals other than director nominations, which proposals much also comply with the notice requirements described above, among other things;

•	clarify that only the Board may fill Board vacancies;

•	permit the chief executive officer to appoint any officer other than the chairman of the Board, the chief executive officer, the president, the chief financial officer or the treasurer; and

•	provide for other general revisions to conform to current Delaware law and to clarify and update existing provisions.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Stockholder Proposals Presented at 2013 Annual Meeting

As a result of the amendments to our bylaws described above, the deadline has changed by which stockholders must provide notice to us of their intention to present a proposal at our 2013 annual meeting of stockholders that is not intended to be included in our proxy materials for the 2013 annual meeting.

Effective July 31, 2012, stockholder proposals, including those in respect of nominations for the Board, that are not intended to be included in our proxy materials for our 2013 annual meeting of stockholders must be received at our offices at 1522 – 217th Place S.E., Bothell, Washington 98021 no earlier than January 31, 2013 or later than March 2, 2013 in order to be considered to be timely submitted. If the date of our 2013 annual meeting of stockholders is more than 30 days before or more than 60 days after the anniversary date of our 2012 annual meeting of stockholders, then the deadline is no earlier than 120 days or later than 90 days before the date of the 2013 annual meeting of stockholders or no later than 10 days after we publicly announce the date of the 2013 annual meeting.

The deadline has not changed for stockholder proposals that are intended to be included in our proxy statement relating to the 2013 annual meeting of stockholders. Such proposals must be received by us at our offices at 1522 – 217th Place S.E., Bothell, Washington 98021, no later than December 27, 2012. If the date of our 2013 annual meeting is changed by more than 30 calendar days from the anniversary date of the 2012 annual meeting of stockholders, then the deadline for submitting proposals is a reasonable time before we begin to print and mail proxy materials. Such proposals must satisfy the conditions established by the SEC, including, but not limited to, Rule 14a-8 promulgated under the Exchange Act, in order to be included in our proxy statement for the 2013 meeting.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.

10.1	Letter and Release Agreements with Cameron Lawrence dated May 31, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: August 2, 2012	By:	/s/ Michelle Burris
Michelle Burris Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.

10.1	Letter and Release Agreements with Cameron Lawrence dated May 31, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections