Form 10-Q
period 2012-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2012-11-08
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Stock, $0.001 par value	14,656,916

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except per share and share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents [note 4]	11,362	28,517
Restricted cash	314	377
Short-term investments [note 4]	73,711	36,410
Amounts receivable	1,138	812
Prepaid expenses	9,292	1,210

Total current assets	95,817	67,326
Property and equipment, net	223	180
Other assets	1,132	509

Total assets	97,172	68,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	5,718	3,217
Deferred collaboration revenue [note 3]	9,145	18,271
Current portion of long-term obligations [note 6]	1,451	1,417
Warrant liability [notes 4 and 5]	5,359	7,881

Total current liabilities	21,673	30,786
Long-term obligation, less current portion [note 6]	5,738	6,339

Total liabilities	27,411	37,125
Commitments and contingencies [note 7]
Shareholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 14,656,403 issued and outstanding at September 30, 2012 and 9,749,819 issued and outstanding at December 31, 2011	15	10
Additional paid-in capital	164,828	108,986
Accumulated deficit	(97,737)	(80,742)
Accumulated other comprehensive income	2,655	2,636

Total shareholders’ equity	69,761	30,890

Total liabilities and shareholders’ equity	97,172	68,015
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss (Income) and Comprehensive Loss (Income)

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	$	$	$	$
COLLABORATION REVENUE [note 3]	6,570	1,174	10,315	4,260
EXPENSES
Research and development	12,895	3,814	24,303	14,076
General and administrative	1,965	1,457	5,749	4,499

Total operating expenses	14,860	5,271	30,052	18,575

LOSS FROM OPERATIONS	8,290	4,097	19,737	14,315
OTHER INCOME (EXPENSE)
Interest income	86	49	227	168
Other	(24)	(62)	(7)	22
Gain on warrants [notes 4 and 5]	2,308	8,580	2,522	9,021

Total other income	2,370	8,567	2,742	9,211

Loss (income) for the period before income taxes	5,920	(4,470)	16,995	5,104
Income taxes	—	—	—	—

Net loss (income)	5,920	(4,470)	16,995	5,104
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized income (loss) on securities	38	(74)	19	(77)

Total other comprehensive income (loss) income	38	(74)	19	(77)
Total comprehensive loss (income)	5,882	(4,396)	16,976	5,181
Basic loss (income) per common share [note 5(c)]	0.40	(0.46)	1.29	0.52
Diluted loss (income) per common share [note 5(c)]	0.40	(0.45)	1.29	0.52
Weighted average number of basic common shares [note 5(c)]	14,619,842	9,736,589	13,141,940	9,722,836
Weighted average number of diluted common shares [note 5(c)]	14,619,842	10,043,821	13,141,940	9,722,836

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. dollars)

	Nine months ended
	September 30,
	2012	2011
	$	$
OPERATING ACTIVITIES
Loss for the period	16,995	5,104
Add items not involving cash
Depreciation and amortization	71	56
Stock-based compensation [note 5(c)]	1,610	866
Gain on warrants [notes 4 and 5]	(2,522)	(9,021)
Changes in non-cash items
Amounts receivable	(326)	237
Prepaid expenses	(8,705)	(865)
Accounts payable and accrued liabilities	2,501	572
Restricted Cash	63	125
Lease obligation	(567)	(103)
Deferred collaboration revenue	(9,126)	(2,586)

Cash used in operating activities	(33,996)	(15,823)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	460	213
Proceeds from issuance of common shares, net of issuance costs	53,777	—

Cash provided by financing activities	54,237	213

INVESTING ACTIVITIES
Proceeds from sale of investments	47,012	68,521
Purchase of investments	(84,313)	(60,590)
Purchase of property and equipment	(114)	(76)

Cash provided by (used in) investing activities	(37,415)	7,855

Effect of exchange rate changes on cash and cash equivalents	19	(55)
Decrease in cash and cash equivalents during the period	(17,155)	(7,810)
Cash and cash equivalents, beginning of the period	28,517	23,533

Cash and cash equivalents, end of the period	11,362	15,723

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	90

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

OncoGenex Pharmaceuticals, Inc. (the “Company” or “OncoGenex”) is committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. The Company was incorporated in the state of Delaware and is headquartered in Bothell, Washington and has a subsidiary in Vancouver, British Columbia.

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

On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been initiated:

•

The phase 3 clinical trial, referred to as the SYNERGY trial, or SYNERGY, to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC.

•

The phase 3 clinical trial, referred to as the AFFINITY trial, or AFFINITY, to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC.

•

The phase 3 clinical trial, referred to as the ENSPIRIT trial, or ENSPIRIT, to evaluate a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC.

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

Revenue for the three and nine months ended September 30, 2012 was $6.6 million and $10.3 million, respectively, which consists of partial recognition of deferred Collaboration Revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under the Collaboration Agreement with Teva and custirsen manufacturing costs and certain other preclinical and clinical trial costs incurred by OncoGenex in the three and nine months ended September 30, 2012. As of September 30, 2012, a remaining balance of $9.1 million of the up-front payment was recorded in deferred Collaboration Revenue, and $0.6 million included in Amounts Receivable from Teva related to reimbursable costs. Revenue for the three and nine months ended September 30, 2011 was $1.2 million and $4.3 million, respectively, as a result of the Collaboration Agreement with Teva. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012.

4.	FAIR VALUE MEASUREMENTS

With the adoption of ASC 820 “Fair Value Measurements and Disclosures,” beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including amounts receivable and accounts payable the carrying values approximate fair value due to their short-term nature.

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

Financial Instruments

Cash

Significant amounts of cash are held on deposit with large well established U.S. and Canadian financial institutions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

(in thousands)	Level 1	Level 2	Level 3	September 30, 2012
Assets
Cash	$2,335	$—	$—	$2,335
Money market securities	$9,341	$—	$—	$9,341
Government securities	$—	$—	$—	$—
Corporate bonds and commercial paper	$—	$73,711	$—	$73,711

	$11,676	$73,711	$—	$85,387
Liabilities
Warrants	$—	$—	$5,359	$5,359

Marketable securities consist of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2012
Cash	$2,335	$—	$—	$2,335
Money market securities	$9,027	$—	$—	$9,027

Cash and cash equivalents	$11,362	$—	$—	$11,362

Money market securities	$314	$—	$—	$314

Restricted cash	$314	$—	$—	$314

Corporate bonds and commercial paper	$73,697	$15	$(1)	$73,711

Short-term investments	$73,697	$15	$(1)	$73,711

The Company’s gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2012 and 2011.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

The Company only invests in A (or equivalent) rated securities. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at September 30, 2012, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

As of September 30, 2012, the Company recorded a $5.4 million warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of the Company’s common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2012:

(In thousands)	Liability at December 31, 2011	Gain (loss) on warrants	Remaining Liability at September 30, 2012
Warrant liability	$7,881	$2,522	$5,359

5.	COMMON STOCK

[a]	Authorized

25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and Outstanding Shares

March 2012 Public Offering

On March 21, 2012, the Company completed a public offering of 4,165,000 shares of its common stock at a purchase price of $12.00 per share. Pursuant to an overallotment option exercised on March 27, 2012 by the underwriters in the offering, an additional offering of 624,750 shares of the Company’s common stock were issued at a price of $12.00 per share. The total gross offering amount from the public offering and exercise of the overallotment option was approximately $57.5 million. The total net proceeds to the Company from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

During the nine month period ended September 30, 2012 the Company issued 116,834 common shares to satisfy stock option exercises, compared to the issuance of 54,761 common shares to satisfy stock option exercises during the nine month period ended September 30, 2011.

[c]	Stock options

2010 Performance Incentive Plan

As of September 30, 2012 the Company has reserved, pursuant to various plans, 1,273,770 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 790,494 are reserved for options currently outstanding, and 483,276 are available for future option grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
	#	$
Balance, December 31, 2011	766,328	9.82
Option grants	157,850	13.02
Option expirations	(12,309)	9.10
Option exercises	(116,834)	3.94
Option forfeitures	(4,541)	15.26

Balance, September 30, 2012	790,494	11.31

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine months ended September 30,
	2012	2011
Risk-free interest rates	0.96%	2.16%
Expected dividend yield	0%	0%
Expected life	6 years	6 years
Expected volatility	95.47%	76.0%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. As the Company has concluded that it now has sufficient historical share price data to estimate the volatility of the Company’s stock options the expected volatility of options granted in 2012 was calculated based on the historical volatility of the shares of the Company’s common stock. The computation of expected volatility of options granted prior to 2012 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the consolidated statements of loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
	$	$	$	$
Research and development	243	250	671	493
General and administrative	338	62	939	373

Total share-based compensation	581	312	1,610	866

As of September 30, 2012 and December 31, 2011, the total unrecognized compensation expense related to stock options granted was $3.0 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately four years.

As of September 30, 2012 and December 31, 2011, a total of 2,377,795 and 2,353,629 options and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Restricted Stock Awards

The Company grants restricted stock awards that generally vest and are expensed over a four year period. In 2012, the Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision. For the three and nine months ended September 30, 2012, $0.2 million and $0.4 million, respectively, was recognized related to these awards. No restricted stock awards were granted during 2011.

The following table summarizes the Company’s restricted stock award activity during the nine months ended September 30, 2012 and 2011:

	2012		2011
	Stock Awards #	Weighted- Average Grant Date Fair Value $	Stock Awards #	Weighted- Average Grant Date Fair Value $
Outstanding January 1	—	—	—	—
Granted	172,685	13.03	—	—
Vested	—	—	—	—
Forfeited and expired	(8,000)	13.00	—	—

Outstanding September 30	164,685	13.03	—	—

As of September 30, 2012, the Company had approximately $0.8 million in total unrecognized compensation expense related to the Company’s restricted stock awards that is to be recognized over a weighted-average period of approximately 3.06 years.

[e]	Stock Warrants

As of September 30, 2012, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the nine months ended September 30, 2012 or nine months ended September 30, 2011.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rates	0.32%	0.71%
Expected dividend yield	0%	0%
Expected life	3.06 years	4.06 years
Expected volatility	50.67%	76.00%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement, which expires in September 2017, for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in an ongoing process of evaluating opportunities to exit or sublet portions of the leased space. The estimated value of the liability remaining with respect to excess facilities was $7.0 million as of December 31, 2011. In the nine months ended September 30, 2012, with respect to excess facilities, $0.6 million was amortized into income resulting in a remaining liability of $6.4 million at September 30, 2012. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the estimates of sublease assumptions are recognized as adjustments to excess lease liability in future periods.

(In thousands)	Liability at December 31, 2011	Amortization of excess lease facility	Additional Liability Recorded	Liability at September 30, 2012
Current portion of excess lease facility	1,388	(31)	—	1,419
Long-term portion of excess lease facility	5,651	620	—	5,031

Total	7,039	589	—	6,450

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement. The Company is required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of September 30, 2012, $20.9 million of these costs have been incurred by OncoGenex, resulting in a remaining funding responsibility of $9.1 million which has been recorded under Current Deferred Collaboration Revenue. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the fourth quarter of 2012. Teva will fund all other expenses under the Clinical Development Plan.

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

Isis Pharmaceuticals Inc. and University of British Columbia

The Company is obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with the UBC and Isis, respectively, upon the achievement of specified product development milestones related to OGX-427 and OGX-225 and low to mid-single digit royalties on future product sales.

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

The amendment to the Isis License Agreement provides, among other things, that if the Company is subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire the Company and become the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to December 20, 2012, the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million. We do not expect to make any such payment in 2012.

Lease Arrangements

The Company has an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2012	$26
2013	$105
2014	$79

Total	$210

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $6.4 million as at September 30, 2012 (note 6).

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2012	$529
2013	$2,180
2014	$2,246
2015	$2,313
Remainder	$4,836

Total	$12,104

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices in use periods ended September 30, 2012 and 2011 was $2.0 million and $2.0 million respectively.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2012.

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

The Company has performed an evaluation of events occurring subsequent to September 30, 2012. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in the Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents referred to or incorporated by reference, the date of those documents.

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

In December 2009, we announced that our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a Collaboration and License Agreement dated December 20, 2009, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan, under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. Our expected timing of results for the survival primary endpoint is based on a pre-specified number of death events that is currently projected to occur in the fourth quarter of 2013.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75, or an approximate 25% increase in survival time. We initiated this phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80, or an approximate 20% increase in survival time. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both PFS and OS during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

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

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which aligned with our development plan regarding the proposed preclinical studies and both the study design and analyses for the phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

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

•

A phase 2 trial evaluating patients with metastatic CRPC who progressed while receiving, or within six months of completing, first-line docetaxel treatment. The median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months and for the custirsen plus docetaxel re-treatment arm was 15.8 months. Upon completion of the randomized study, an amendment allowed 25 additional patients to be treated with custirsen plus docetaxel re-treatment. The additional 25 patients had higher serum clusterin levels at enrollment than the randomized patients and the median overall survival duration for all 45 patients (20 randomized plus 25 additional patients) treated with custirsen plus docetaxel re-treatment was 12.8 months. Of the patients on this trial who had pain or were on opioids for pain control and were retreated with docetaxel as second-line treatment in combination with custirsen, approximately 50% had durable pain palliation. Pain responses in patients receiving custirsen in addition to docetaxel treatment as second-line therapy were favorable when compared to the pain responses reported for patients in the phase 3 TROPIC trial that led to the 2010 approval of cabazitaxel in the United States for patients who had previously received treatment with chemotherapy, and the abiraterone acetate phase 3 trial that led its 2011 approval in the United States for patients who had previously received treatment with chemotherapy. In the TROPIC trial, which evaluated a similar patient population for second-line chemotherapy as was evaluated in our phase 2 trial (i.e., patients who had progressed while on or soon after first-line docetaxel therapy), the pain response for cabazitaxel was 9.2% and for mitoxantrone was 7.7%. In the abiraterone acetate phase 3 trial, the proportion of patients with pain palliation among patients with a baseline pain score of four or more and at least one post-baseline pain score was 44% for patients receiving abiraterone and prednisone as compared with 27% for patients receiving prednisone and placebo. In August 2012 we initiated a phase 3 trial, referred to as the AFFINITY trial, evaluating the survival benefit of custirsen in combination with cabazitaxel as second-line chemotherapy. This trial is enrolling patients who have previously received first-line docetaxel therapy.

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

•

Recently, we updated our clinical development program for custirsen with our partner, Teva, initiating a Phase 3 clinical trial in NSCLC, referred to as the ENSPIRIT trial. This trial evaluates the potential survival benefit of custirsen in combination with docetaxel as second-line chemotherapy.

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

Our current OGX-427 development activities include the following clinical trials that have been or are expected to be initiated:

•

An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC has completed enrollment with data collection ongoing. This randomized, controlled phase 2 clinical trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology (ESMO) meeting in September 2012.

•

An investigator-sponsored, controlled phase 2 study evaluating OGX-427 in combination with abiraterone acetate for the treatment of CRPC, is expected to begin enrollment in late 2012 or early 2013. This trial will be supported in part by investigator grant funding.

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

•

An investigator-sponsored phase 1 clinical trial is ongoing to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 25 patients; it is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

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

Available preliminary data from our ongoing phase 1 and phase 2 clinical trials as well as a completed phase 1 trial are as follows:

•

Preliminary study results in our ongoing investigator-sponsored randomized phase 2 clinical trial (evaluating OGX-427 when administered in combination with prednisone to patients with CRPC) were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology (ESMO) meeting in September 2012. The preliminary data showed a higher number of patients without disease progression at 12 weeks, and greater declines in PSA and CTCs with OGX-427 plus prednisone treatment compared to prednisone alone.

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

•

OGX-427 has been evaluated in a phase 1 trial in patients with bladder, breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for which a curative treatment does not exist. Final results of this phase 1 trial were presented during an oral presentation at the ASCO 2010 annual meeting. The phase 1 trial evaluated 36 patients treated with OGX-427 as a single agent and 12 patients with OGX-427 in combination with docetaxel who had failed up to six prior chemotherapy treatments. OGX-427 as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients in each cohort. Two further cohorts tested OGX-427 at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to ten 21-day cycles. OGX-427 was well tolerated both as a monotherapy and in combination with docetaxel. Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the OGX-427 monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the OGX-427 plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus, nausea, and back pain. A maximum tolerated dose for OGX-427 was not reached in this trial. Thirty-three of 36 patients with prostate cancer had at least one post-baseline PSA evaluation. Three of 21 patients in the monotherapy cohorts had reductions in PSA greater than or equal to 30% as did 6 of 12 patients in the combination therapy cohorts. Six of seven patients with ovarian cancer had both baseline and post-baseline CA-125 measurements. All were treated with monotherapy. Three patients had a reduction of CA-125. Of particular interest was the decrease at all doses and in all diseases evaluated in the trial for both total CTCs and CTCs which were positive for Hsp27, Hsp27(+) CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors and patients with values of five CTCs or fewer are generally considered to have a more favorable prognosis. For detailed information regarding OGX-427, refer our 2011 Annual Report on Form 10-K filed on March 8, 2012 to the discussion under headings “Our Product Candidates—OGX-427—Current OGX-427 Development Activities” and “Our Product Candidates—OGX-427—Summary of Results of OGX-427 Clinical Trials”.

Product Candidate OGX-225

OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, is in preclinical development. We are currently evaluating various alternatives, including partnering, which would allow us to further the development of this preclinical asset.

Collaboration Revenue

We recorded $10.3 million of Collaboration Revenue in connection with our Collaboration Agreement with Teva in the nine months ended September 30, 2012, as compared to $4.3 million in the nine months ended September 30, 2011. At September 30, 2012, an aggregate of $9.1 million of the upfront collaboration payment was included in the balance sheet line item Current Deferred Collaboration Revenue, which we are recognizing as we incur direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan are incurred, the associated revenue from the Current Deferred Collaboration Revenue balance is recognized. Management currently expects that all remaining Current Deferred Collaboration Revenue will be recognized as Collaboration Revenue by the end of the fourth quarter of 2012. Further, we are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Teva in 2012. Moreover, Isis has disclosed in its SEC filings that it believes it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for milestone payments to third parties, clinical trials, contract manufacturing, personnel costs, facilities, regulatory activities, preclinical studies, and allocations of other R&D-related costs. External R&D expenses include fees paid to universities, hospitals and other entities that conduct certain R&D activities and that manufacture our product candidates for use in our clinical trials, such as fees related to patient treatment costs, clinical trial site costs, clinical research organization costs and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe.

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

Under the Collaboration Agreement with Teva, we are required to spend $30 million towards development of custirsen, which will include our personnel costs for certain development activities. Teva will fund all other expenses incurred pursuant to the Clinical Development Plan. We have incurred costs of $3.5 million in 2009, $4.9 million in 2010, $3.3 million in 2011 and $9.2 million in 2012, which have been applied against our $30 million funding commitment, resulting in a remaining funding commitment of $9.1 million at September 30, 2012. We expect aggregate full-time equivalent reimbursement of between $1.5 and $2.5 million annually from 2012 to 2013, which will be applied against our funding commitment, or reimbursed to us from Teva. We currently expect that we will incur all remaining costs associated with the Clinical Development Plan by the end of the fourth quarter of 2012.

Several of our clinical trials have been supported by grant funding that was received directly by the hospitals and/or clinical investigators conducting the clinical trials, thereby allowing us to complete these clinical trials at a lower cost to us.

Additionally, several of our clinical trials are investigator-sponsored versus company-sponsored, thereby allowing us to complete these clinical trials at a lower cost to us.

Since our drug candidates are in development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever. We expect our R&D expenses to increase in 2012 and into the future, likely significantly, as we further expand development of custirsen, OGX-427 and our other programs. Our programs or anticipated programs may be subject to change from time to time as we evaluate our R&D priorities and available resources.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs. While we believe that G&A resources are sufficient to carry on existing development activities we anticipate that G&A expenses will increase in the future as we continue to expand our operating activities.

Excess Lease Liability

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The Company is currently in the process of evaluating opportunities to exit or sublet portions of the leased space. The estimated value of the liability remaining with respect to excess facilities was $7.0 million as of December 31, 2011. In the nine months ended September 30, 2012, with respect to excess facilities, $0.6 million was amortized into income resulting in a remaining liability of $6.4 million at September 30, 2012. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease assumptions are recognized as adjustments to excess lease charges in future periods.

Results of Operations

Three Months and Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue for the three and nine months ended September 30, 2012 increased to $6.6 million and $10.3 million, respectively, from $1.2 million and $4.3 million for the three and nine months ended September 30, 2011, respectively. The increase in 2012 as compared to 2011 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which initiated in August 2012. Collaboration revenue for the three and nine months ended September 30, 2012 includes recognition of $6.3 million and $9.2 million, respectively, from the $30.0 million upfront payment and $0.6 million is included in Amounts Receivable related to reimbursable costs at September 30, 2012.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Clinical development programs:
Custirsen	$6,351	561	$9,274	$3,288
OGX-427	$4,255	1,501	$8,592	$5,083
Other research and development	$2,289	1,752	$6,437	$5,705

Total research and development expenses	$12,895	3,814	$24,303	$14,076

R&D expenses for the three and nine months ended September 30, 2012 increased to $12.9 million and $24.3 million, respectively, from $3.8 million and $14.1 million in the three and nine months ended September 30, 2011, respectively. The increase in 2012 as compared to 2011 was due primarily to higher clinical study expenses associated with the startup of the AFFINITY trial, patient enrollment in our clinical trial evaluating OGX-427 in combination with initial chemotherapy in patients with metastatic bladder cancer and associated manufacturing costs and increased employee expenses, including stock-based compensation expense. These increases were partially offset by lower preclinical expenses. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the AFFINITY trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursed from Teva. We expect R&D expenses to increase as we further develop our proprietary product candidates.

General and Administrative Expenses

G&A expenses for the three and nine months ended September 30, 2012 increased to $2.0 million and $5.7 million, respectively, from $1.5 million and $4.5 million in the three and nine months ended September 30, 2011, respectively, due to higher employee expenses, including stock-based compensation expenses in the three and nine months ended September 30, 2012 as compared to the same period in 2011.

Interest Income / (Expense)

Interest income for the three and nine months ended September 30, 2012 increased to $86,000 and $227,000, respectively, from $49,000 and $168,000 for the three and nine months ended September 30, 2011, respectively, due to higher balances of interest-bearing securities in the third quarter of 2012, due to the receipt of funds resulting from the financing completed in March 2012, as compared to 2011.

Other Income / (Expense)

Other expense for the three and nine months ended September 30, 2012 was $24,000 and $7,000, respectively. Other expense for the three months ended September 30, 2011 was $62,000 and other income for the nine months ended September 30, 2011 was $22,000. These changes were due to foreign exchange gains and losses.

Gain / (Loss) on Warrants

We recorded a $2.3 million and $2.5 million gain on revaluation of the warrants in the three and nine months ended September 30, 2012, respectively, which is included on our consolidated statement of comprehensive loss (income) as gain (loss) on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. We recorded an $8.6 million and $9.0 million gain on revaluation of the warrants in the three and nine months ended September 30, 2011, respectively.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $97.7 million through September 30, 2012, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the nine months ended September 30, 2012, we generated $10.3 million in Collaboration Revenue from the Collaboration Agreement with Teva.

In March 2012 we completed a public offering of 4,789,750 shares of our common stock at a purchase price of $12.00 per share. The total net proceeds to us from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of September 30, 2012, our cash, cash equivalents, and short-term investments increased to $85.1 million in the aggregate from $64.9 million as of December 31, 2011.

Based on our current expectations, we believe our capital resources at September 30, 2012 will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the nine months ended September 30, 2012, net cash used in operating activities increased to $34.0 million, from $15.8 million in cash used in operations in the nine months ended September 30, 2011. The increase in cash used in operations is primarily attributable to our custirsen phase 3 clinical trial costs associated with the AFFINITY trial, OGX-427 clinical trial and manufacturing costs, and higher employee expenses.

Cash Provided by Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities increased to $54.2 million from $0.2 million in the nine months ended September 30, 2011. Net cash provided by financing activities in the nine months ended September 30, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock that closed in March 2012. All net cash provided by financing activities in the nine months ended September 30, 2011 was the result of proceeds from the issuance of common shares on stock option exercises.

Cash Used/Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $37.4 million compared with $7.9 million in cash provided by investment activities the nine months ended September 30, 2011. Net cash used in investing activities in the nine months ended September 30, 2012 was due to transactions involving marketable securities in the normal course of business and partially attributable to recent proceeds from financing. Net cash provided by investing activities in the nine months ended September 30, 2011 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015 including:

•

completing the SYNERGY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled;

•

completing patient enrollment in the AFFINITY trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC, which was initiated in August 2012;

•

enrolling patients in the ENSPIRIT trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC, which was initiated in September 2012;

•	completing an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy;

•	completing an investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer;

•	completing enrollment in a phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

•	initiating and completing enrollment in a phase 2 clinical trial evaluating OGX-427 treatment in combination with abiraterone acetate in patients with prostate cancer; and

•	initiating other additional clinical trials evaluating OGX-427.

As of September 30, 2012, we have a remaining commitment to fund $9.1 million towards the three phase 3 trials of custirsen, while Teva is required to fund all additional expenses under the clinical development plan. While we currently have sufficient operating capital to fund our currently planned operations through the expected release of final data from the SYNERGY trial, the final results from the AFFINITY and ENSPIRIT phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we were to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, including activities with respect to OGX-225, we would require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at September 30, 2012.

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

Material Changes in Financial Condition

(In thousands)	September 30, 2012 $	December 31, 2011 $
Total assets	97,172	68,015
Total liabilities	27,411	37,125
Shareholders’ equity	69,761	30,890

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Form 10-K filed with the SEC on March 8, 2012. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $230,000 in the fair value of our investments as of September 30, 2012.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $63,000 for the nine months ended September 30, 2012.

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

During the quarter ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, a Data Safety Monitoring Board overseeing the clinical trial at issue, by a clinical trial site or investigator, by Teva in the case of custirsen, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427;

•	delay or failure to obtain sufficient supplies of any of our product candidate for our clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site; and

•	our decision to alter the development strategy for one or more clinical or preclinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	inadequate evidence of clinical benefit or futility;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

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

Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have one ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. In the second half of 2012, we initiated an additional registration trial in patients with NSCLC, referred to as the ENSPIRIT trial, and a second trial, referred to as the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC. OGX-427 has been evaluated in humans, although we have very limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. OGX-225 has not been tested in humans. Our preclinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel, abiraterone acetate and enzalutamide were recently approved by the FDA for the treatment of patients with CRPC. Additionally, alpharadin has demonstrated meaningful improvement in phase 3 trials. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, and develop products that may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we receive pursuant to the Collaboration Agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into 2015. If, however, the Collaboration Agreement with Teva were to terminate or if Teva fails to fulfill its obligations under the Collaboration Agreement, or if patients live longer as a result of new or investigational therapies, or if the trials proceed slower than expected or are initiated later than expected, or if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	maintaining our partnership with Teva and Teva’s ongoing commitment to develop custirsen in a timely manner;

•	the scope and results of our clinical trials and preclinical studies;

•	whether we experience delays in our clinical and preclinical development programs, or slower-than-anticipated product development or rate of events;

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;

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

We currently do not have internal discovery capabilities and depend on pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Vancouver Prostate Centre and licensed to us by UBC. We intend to continue to rely on the Vancouver Prostate Centre, UBC and other research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Vancouver Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, if at all. If we are unable to purchase or license new product candidates from the Vancouver Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.

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

Under the terms of our Collaboration Agreement with Teva, we are required to use commercially reasonable efforts to maintain and not to breach in any material manner certain of our third-party license agreements relating to custirsen. If we, or our third party licensors, breach any of these agreements in a material manner, we may be in breach of the Collaboration Agreement, which may allow Teva to terminate the Collaboration Agreement.

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

To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities and proceeds from the Collaboration Agreement with Teva. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: November 8, 2012	By:	/s/ Michelle Burris
Michelle Burris Chief Financial Officer (Principal Financial Officer and Chief
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections