Form 10-K
period 2012-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2013-03-07
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-80623

OncoGenex Pharmaceuticals, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1522 - 217th Place SE, Suite 100, Bothell, Washington 98021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $163,796,958. As of March 7, 2013, 14,658,766 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2013, in connection with the solicitation of proxies for its 2013 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

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

OVERVIEW OF OUR BUSINESS

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline, custirsen, OGX-427 and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

Product Candidates Overview and Recent Developments

Our product candidates custirsen, OGX-427 and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cells’ adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Custirsen

Custirsen is being evaluated in three phase 3 trials in patients with prostate and non-small cell lung cancers. Custirsen is designed to inhibit the production of clusterin, a protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Data from these trials demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies. The SYNERGY phase 3 trial is designed to evaluate a survival benefit for custirsen, in combination with first-line docetaxel chemotherapy, in men with castrate-resistant prostate cancer, or CRCP. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first-half of 2014.

In December 2009, we announced that our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a Collaboration and License Agreement dated December 20, 2009, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225). On March 6, 2012, OncoGenex Technologies and Teva entered into an amendment to the Collaboration Agreement, or the Collaboration Agreement Amendment. Under the Collaboration Agreement Amendment, OncoGenex Technologies and Teva revised the clinical development plan, or Amended Clinical Development Plan., under which the three phase 3 clinical trials have been initiated:

Ongoing Phase 3 Custirsen Trials:

Trial	Cancer Indication	Treatment Combination(1)	Status
	Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint	Docetaxel with and without custirsen (~1,000 patients); first-line chemotherapy	• Phase 3 initiated in the third quarter of 2010 • Patient accrual complete, survival follow-up ongoing • SPA approved by the FDA and EMA in agreement with development plan

	Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy	• Phase 3 initiated in the third quarter of 2012 • Patient accrual ongoing

	Advanced Non-Small Cell Lung Cancer – Survival Endpoint	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy	• Phase 3 initiated by Teva in the third quarter of 2012 • Patient accrual ongoing

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012, with over 1,000 men enrolled. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first-half of 2014.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients in this trial. We initiated this phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in this trial. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both progression-free survival, or PFS, and overall survival, or OS, during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility, the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

For additional information regarding our relationship with Teva and the Collaboration Agreement, refer to the discussion under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.”

OGX-427

OGX-427 is currently being evaluated in phase 1 and phase 2 clinical trials in patients with bladder and prostate cancers. OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast, pancreas and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types. We and collaborating investigators have conducted, or are in the process of conducting, two phase 1 and four phase 2 clinical trials to evaluate the ability of OGX-427 to enhance the effects of therapy in patients with prostate and bladder cancers. Preliminary results have been presented for both the ongoing phase 1 and one of the prostate phase 2 trials and final results were presented for the previously completed phase 1 trial. Refer to the discussion below under the headings “Our Product Candidates—OGX-427—Current OGX-427 Development Activities” and “Our Product Candidates—OGX-427—Summary of Results of OGX-427 Clinical Trials” for further details.

In 2013, we initiated the “ORCA” (On-going studies evaluating treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for OGX-427 across multiple cancer indications including, but not limited to, bladder cancer and CRPC. We intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate the development of OGX-427. In addition to OncoGenex-sponsored trials, specific investigator-sponsored trials are and will be supported to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials for possible market approval.

Ongoing OGX-427 Trials—The ORCA Program:

Trial	Cancer Indication	Treatment Combination	Status

	Metastatic Bladder Cancer	Gemcitabine and cisplatin with and without OGX-427 (~ 180 patients); first line chemotherapy	• Phase 2 initiated in October 2011 • Patient accrual ongoing

	Metastatic Bladder Cancer	Docetaxel with and without OGX-427 (~ 200 patients); second line chemotherapy	• Phase 2 is expected to be initiated in the first half of 2013

BL-01	Superficial and muscle invasive Bladder Cancer	OGX-427 as monotherapy (~36 patients)	• Phase 1 ongoing • Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium

PR-01	Castrate Resistant Prostate Cancer	Prednisone with and without OGX-427 (74 patients)	• Phase 2 initiated in third quarter of 2010 • Patient accrual complete • Preliminary data presented at 2012 ESMO Annual Meeting

	Castrate Resistant Prostate Cancer	Zytiga (abiraterone acetate) with and without OGX-427 (~80 patients)	• Phase 2 initiated in December 2012 • Patient accrual ongoing

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated:

•

The Borealis-1 Trial: The OncoGenex-sponsored phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled phase 2 trial evaluating OGX-427 in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm is currently enrolling approximately 60 patients; the trial has been initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of phase 2 trial will allow us to better predict the potential size of and success for a phase 3 trial where a survival benefit will be the primary endpoint. This study is ongoing with an enrollment target of approximately 180 patients. We expect to complete patient accrual in the second half of 2013.

•

The Borealis-2 Trial: The investigator-sponsored, randomized, controlled Phase 2 study evaluating OGX-427 in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy. This study is designed to have adequate power to detect a survival benefit in the docetaxel + OGX-427 arm corresponding to a hazard ratio (docetaxel + OGX-427/ docetaxel) = 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect this OS difference. We expect to enroll approximately 200 patients to receive either OGX-427 plus docetaxel treatment or docetaxel treatment alone. Patients may also continue weekly OGX-427 infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. We expect this trial to be initiated in the first half of 2013.

•

The BL-01 Trial: An investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 36 patients. It is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using a catheter, which is known as intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

Our current OGX-427 development activities for prostate cancer include the following clinical trials that have been initiated:

•

The PR-01 Trial: An investigator-sponsored, randomized phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. PR-01 has completed enrollment with data collection ongoing. This randomized phase 2 clinical trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology, or ESMO, meeting in September 2012.

•

The Pacific Trial: An investigator-sponsored, randomized phase 2 study evaluating OGX-427 in men with CRPC who are experiencing a rising PSA while receiving Zytiga (abiraterone acetate). The aim of the study is to determine if adding OGX-427 to Zytiga treatment can reverse or delay treatment resistance. We expect that approximately 80 patients will be enrolled. The trial was initiated in December 2012.

OGX-225

OGX-225 is a product candidate in preclinical development that is designed to inhibit production of both Insulin Growth Factor Binding Protein-2, or IGFBP-2, and Insulin Growth Factor Binding Protein-5, or IGFBP-5. Increased IGFBP-2 or IGFBP-5 production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, pancreatic and colon, as well as acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, glioma and melanoma. Increased IGFBP-2 or IGFBP-5 production is linked to faster rates of cancer progression, treatment resistance and shorter survival duration in humans. We have begun development activities for OGX-225 and we expect to initiate toxicology studies in the second half of 2013.

Financial Overview

In 2012, we recognized $20.1 million in collaboration revenue attributable to our Collaboration Agreement with Teva. We have devoted substantially all of our resources to the development of our product candidates.

We incurred a loss for the year ended December 31, 2012 of $21.1 million and had an accumulated deficit at December 31, 2012 of $101.8 million and $82.0 million of total assets. We expect to continue to incur increasing additional losses in the future as we continue our research and development activities.

To date, we have funded our operations primarily through private and public placements of equity securities and upfront payments received from our Collaboration Agreement with Teva.

Corporate History

On August 21, 2008, the Company, then named Sonus Pharmaceuticals, Inc., completed its acquisition, or the Arrangement, of OncoGenex Technologies, a Canadian corporation, as contemplated by the Arrangement Agreement between the companies dated May 27, 2008, as amended August 11, 2008 and August 15, 2008. As a result of the Arrangement, OncoGenex Technologies became a wholly owned subsidiary of the Company. As used in this Annual Report on Form 10-K, the term “Sonus” refers to the business of the Company prior to August 21, 2008.

We were incorporated in October 1991 and OncoGenex Technologies was incorporated in May 2000.

OUR PRODUCT CANDIDATES

We have two clinical-stage product candidates, custirsen and OGX-427, and one preclinical-stage product candidate, OGX-225.

Custirsen

Overview of Custirsen

Through our clinical trials, we are treating cancer patients with custirsen with the goal of reducing clusterin production. Clusterin is a protein that is over-produced in several types of cancer and in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Preclinical and other data suggest that clusterin promotes cell survival. Increased clusterin production has been linked to faster rates of cancer progression, treatment resistance and shorter survival duration. Since increased clusterin production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, renal, pancreatic, colon, anaplastic large cell lymphoma and melanoma, we believe that custirsen may have broad market potential to treat many cancer indications and disease stages.

A broad range of preclinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing clusterin production with custirsen: (i) facilitates tumor cell death by sensitizing human prostate, non-small cell lung, breast, ovarian, bladder, renal and melanoma tumor cells to various chemotherapies; and (ii) sensitizes prostate tumor cells to hormone ablation therapy and sensitizes prostate and non-small cell lung tumor cells to radiation therapy. Preclinical studies conducted by the Vancouver Prostate Centre also indicate that reducing clusterin production with custirsen re-sensitizes docetaxel-resistant prostate tumor cells to docetaxel.

Our phase 1 clinical trials evaluated the safety and established a recommended dose of custirsen in combination with docetaxel (two different schedules), a gemcitabine and a platinum chemotherapy regimen and hormone ablation therapy. Docetaxel, mitoxantrone, cabazitaxel, gemcitabine and platinums (cisplatin and carboplatin) are all examples of chemotherapy agents. Clinical data from our phase 1 trial in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients at the 640mg dose, which was the highest dose evaluated in this clinical trial. This dose was determined by the clinical investigators to be well tolerated and therefore was established as the recommended dose.

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

•

longer survival duration when custirsen was added to either mitoxantrone or docetaxel as second-line chemotherapy compared to survival duration observed in two prior published trials of CRPC patients receiving second-line chemotherapy and comparable survival compared to results observed with cabazitaxel, which is approved for use in the United States. One study evaluated patients with better prognostic risk factors who received docetaxel as second-line chemotherapy; this study, called the BCCA Study, was conducted at the British Columbia Cancer Agency and presented at the American Society of Clinical Oncologists, or ASCO, Genitourinary, or GU, Conference in 2008. The second study was a follow-up evaluation of patients on the TAX 327 Study who later received second-line chemotherapy; results were presented at the ASCO 2007 Prostate Cancer Symposium. (The TAX 327 Study was the key registration study that showed a survival benefit for docetaxel over mitoxantrone for first-line chemotherapy treatment of patients with metastatic CRPC.) A phase 3 trial comparing mitoxantrone to cabazitaxel as second-line chemotherapy for patients with CRPC, referred to as the TROPIC trial, was the key registration study that showed a survival benefit for cabazitaxel over mitoxantrone for second-line chemotherapy treatment of patients with metastatic CRPC;

•

decreased on-treatment serum clusterin levels compared to baseline levels of the patient population; preliminary analysis of study data found that lower serum clusterin levels during treatment were predictive of survival;

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

Current Custirsen Development Activities

As a result of our partnership with Teva, there is committed funding for three phase 3 clinical trials evaluating custirsen. The Amended Clinical Development Plan includes the following clinical trials that have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with CRPC. The FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first-half of 2014.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both PFS and OS during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

Custirsen has received Fast Track designation from the FDA for the treatment of metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the Special Protocol Assessment, or SPA, process including the increase in the accrual target to 1,000 patients. Custirsen has also recently received Fast Track designation from FDA for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel. This advice corresponded with our development plan regarding proposed preclinical studies and both study design and analyses for the phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use, or CHMP, agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

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

The trial enrolled 82 patients at 12 sites in Canada and the United States from September 2005 to December 2006. Patients were randomized to one of two treatment arms to receive either 640 mg of custirsen per week by intravenous infusion in combination with docetaxel or docetaxel alone. Patients in both treatment arms received therapy until disease progression, toxicity or the completion of 10 three-week cycles of therapy. Analyses indicated a survival benefit in patients treated with custirsen in combination with docetaxel compared to docetaxel alone, which is the current standard of care for first-line chemotherapy treatment of patients with advanced prostate cancer:

•

median overall survival among patients treated with custirsen plus docetaxel was 23.8 months compared to 16.9 months for patients treated with docetaxel alone, indicating a 6.9 month survival advantage in the custirsen arm;

•	the unadjusted hazard ratio, or HR, a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients receiving custirsen; and

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

Data from the clinical trial are summarized as follows:

•

As of August 13, 2010, the estimated median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months (95% C.I.: 6.1-15.2 months). For the custirsen plus docetaxel retreatment arm, the median overall survival was estimated at 15.8 months (95% C.I.:9.9-23.3 months) for the 20 randomized patients and 12.8 months (95% C.I.:9.9-17.0 months) for the combined patient population (n=45) that included 25 additional patients with high serum clusterin levels at enrollment beyond the 20 randomized patients. The median survival duration observed in the phase 3 registration trials for alpharadin, abiraterone acetate, cabazitaxel, and MDV3100 where 14 months, 14.8 months 15.1 months and 18.4 months, respectively. Patients who participated in these trials had previously received docetaxel as first-line chemotherapy.

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

•

preliminary analyses have shown that treatment with custirsen in combination with gemcitabine and a platinum chemotherapy significantly lowered serum clusterin levels as compared to baseline levels, and that average serum clusterin levels during treatment were predictive of survival, with low serum clusterin levels correlating to longer survival. Custirsen treatment with chemotherapy decreased serum clusterin levels compared to baseline levels in 95% of patients evaluated. Patients who achieved a minimum median CLU level for the population of ≤38 µg/mL during treatment had a median survival of 27.1 months compared with 16.1 months for patients who did had higher CLU levels (p=0.02).

Summary of Preliminary Results of Phase 2 Clinical Trial in Patients with Advanced Breast Cancer Receiving Custirsen and Docetaxel as First- or Second-Line Chemotherapy

In January 2009, results of a Phase 2 clinical trial in 15 patients with advanced breast cancer were published in the scientific journal CCR; this study evaluated custirsen in combination with docetaxel as first-line or second-line chemotherapy. The authors concluded that the combination of custirsen and docetaxel at 75 mg/m2 was well tolerated, and some clinical activity was seen in the patients with metastatic breast cancer.

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

OGX-427

Overview of OGX-427

OGX-427 is currently being evaluated in phase 1 and phase 2 clinical trials in patients with bladder and prostate cancer. OGX-427 is our product candidate that is designed to inhibit production of Hsp27, a cell-survival protein expressed in many types of cancers including prostate, bladder, breast, pancreas and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types.

A number of preclinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing Hsp27 production induces tumor cell death in prostate, non-small cell lung, bladder and pancreatic cancer cells; the studies also suggest that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy. These preclinical studies have also shown that inhibiting the production of Hsp27 in human prostate, bladder, lung, breast, ovarian and pancreatic tumor cells sensitizes the cells to chemotherapy.

Our Phase 1 clinical trial evaluated the safety of OGX-427 and established the recommended dose of 1000 mg in combination with docetaxel.

Current OGX-427 Development Activities

In 2013, we initiated the “ORCA” (On-going studies evaluating treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for OGX-427 across multiple cancer indications including, but not limited to, bladder cancer and CRPC. Consistent with the strategy that we have followed for custirsen, we intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combination to accelerate the development of OGX-427. In addition to OncoGenex-sponsored trials, specific Investigator-sponsored trials are and will be supported to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials for possible market approval.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated:

•

The Borealis-1 Trial: The OncoGenex-sponsored phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled phase 2 trial evaluating OGX-427 in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm is currently enrolling approximately 60 patients; the trial has been initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of phase 2 trial will allow us to better predict the potential size of and success for a phase 3 trial where a survival benefit will be the primary endpoint. This study is ongoing with an enrollment target of approximately 180 patients. We expect to complete patient accrual in the second half of 2013.

•

The Borealis-2 Trial: The investigator-sponsored, randomized, controlled Phase 2 study evaluating OGX-427 in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy. This study is designed to have adequate power to detect a survival benefit in the docetaxel + OGX-427 arm corresponding to a hazard ratio (docetaxel + OGX-427/ docetaxel) = 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect this OS difference. We expect to enroll approximately 200 patients to receive either OGX-427 plus docetaxel treatment or docetaxel treatment alone. Patients may also continue weekly OGX-427 infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. We expect this trial to be initiated in the first half of 2013.

•

The BL-01 Trial: An investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 36 patients. It is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

Our current OGX-427 development activities for prostate cancer include the following clinical trials that have been initiated:

•

The PR-01 Trial: An investigator-sponsored, randomized phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. PR-01 has completed enrollment with data collection ongoing. This randomized phase 2 clinical trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of OGX-427 on PSA, levels, time to progression by PSA or measurable disease, numbers of CTCs and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the ESMO meeting in September 2012.

•

The Pacific Trial: An investigator-sponsored, randomized phase 2 study evaluating OGX-427 in men with CRPC who are experiencing a rising PSA while receiving Zytiga (abiraterone acetate). The aim of the study is to determine if adding OGX-427 to Zytiga treatment can reverse or delay treatment resistance. We expect that approximately 80 patients will be enrolled. The trial was initiated in December 2012.

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

Summary of Preliminary results of Ongoing OGX-427 Randomized Phase 2 Clinical Trial in Patients with CRPC

This randomized, controlled phase 2 trial has completed enrollment of 74 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. This trial is funded in part by a grant by the Terry Fox Foundation. The trial is designed to determine the potential benefit of OGX-427 by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without OGX-427. Preliminary study results presented at ESMO in September 2012 showed a higher number of patients without disease progression at 12 weeks and greater declines in PSA and CTCs in patients receiving OGX-427 plus prednisone treatment compared to those receiving prednisone alone.

At the time of the presentation at ESMO, 65 patients had been randomized to the CRPC Phase 2 study and had a minimum of 12 weeks in the study; 32 patients had received OGX-427 plus prednisone and 33 patients had received prednisone alone. Results from these 65 patients are as follows:

•

in the OGX-427 plus prednisone arm, 71% of patients were progression-free at 12 weeks, compared to 48% in the prednisone alone arm. The primary efficacy endpoint of this study is defined as the proportion of patients without disease progression at 12 weeks where disease progression is based on any of the following parameters: PSA levels, measurable disease, bone lesions, global deterioration or requiring palliative radiation therapy;

•	among patients who received OGX-427 plus prednisone, 75% experienced an overall decline in PSA compared to 52% in the prednisone alone arm;

•	forty-seven percent of patients who received OGX-427 plus prednisone experienced a greater than or equal to 50% decline in PSA, versus 21% of patients who received prednisone alone;

•

CTC declines from greater than or equal to five (unfavorable) to less than five (favorable) occurred in 52% of patients receiving OGX-427 plus prednisone compared to 41% of those treated with prednisone alone;

•

among the 33 patients with baseline measurable disease, three out of 16 patients (19%) who received OGX-427 plus prednisone had a partial response compared to two out of 17 (12%) in the prednisone alone arm. In addition, one patient in the OGX-427 treatment arm had a complete response; and

•	adverse events reported in both arms were primarily grade 1 or 2.

OGX-427 infusion reactions occurred and were primarily grade 1 or 2 chills, diarrhea, fatigue, nausea, flushing, pyrexia and vomiting. Other adverse events in two or more patients receiving OGX-427 were dizziness, hot flashes, muscular weakness, and hypertension. Grade 3-4 laboratory treatment-emergent adverse events in two or more patients receiving OGX-427 included lymphopenia (12%), hyperglycemia (12%), and elevated creatinine (6%).

Summary of Preliminary Results of Ongoing OGX-427 Phase 1 Clinical Trial in Patients with Bladder Cancer

This investigator-sponsored phase 1 trial, which is currently enrolling up to 36 patients, is designed to determine the effects of OGX-427 on Hsp27 expression and tumor response rates when administered into the bladder using intravesical instillation. In addition, the trial will measure the direct effect of delivering OGX-427 by intravesical instillation on expression of Hsp27 in bladder tumor cells. This clinical trial is being primarily funded by the National Cancer Institute of Canada.

Preliminary results from this trial presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012 demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with OGX-427. Additionally, of the 15 patients treated with OGX-427, 33% had complete responses with no pathologic evidence of disease observed in post-surgical tissue following four doses of OGX-427 administered intravesically over an eight day period. In the OGX-427 treated patients who experienced a complete response, the absence of residual disease made it difficult to fully assess the effect of OGX-427 on Hsp27 expression. Therefore, the analysis was based mainly on the remaining patients who had evaluable tumor tissue. We continue to enroll patients with larger tumors to assess the effect of higher doses of OGX-427 on Hsp27 levels in patients with bladder cancer.

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

Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the OGX-427 monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the OGX-427 plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus (itching), nausea and back pain. The incidence of laboratory toxicity was determined based on laboratory data. The majority of laboratory toxicities were Grade 1 or Grade 2. The most common laboratory toxicities included: prolongation of time for a patient’s blood to clot, or PTT, (95% of patients); low level of lymphocytes in the blood which fight infection, or lymphopenia, (93%); low levels of red blood cells which carry oxygen, or anemia, (90%); low sodium concentration in the blood, or hyponatremia, (52%); low white blood cell count, or leucopenia (49%); high aspartate transaminase level, or AST, a test of liver function, (48%); and low levels of potassium in the blood, or hypokalemia, (48%). Serious adverse events were reported for approximately half the patients. The most common events were disease progression and dyspnea (shortness of breath), reported for 5 subjects each and febrile neutropenia, reported for 4 subjects. Increased blood creatinine (a test of kidney function) and hydronephrosis (obstruction of the urine flow from the kidney due to tumor blockage) were reported for 2 subjects each. All remaining serious adverse events were reported for one subject each.

Thirty patients had baseline and at least one post-baseline assessment of measurable disease. A total of eight of 30 patients (27%) had a decrease in measurable disease from baseline of at least 15%. For patients treated with monotherapy, three patients had tumor reductions and for patients treated with combined therapy with docetaxel, five patients had tumor reductions.

Thirty-three of 36 patients with prostate cancer had at least one post-baseline PSA. Three of 21 in the monotherapy cohorts had reductions in PSA greater than or equal to 30% as did six of 12 in the combination therapy cohorts. Six of seven patients with ovarian cancer had both baseline and post-baseline CA-125 (an ovarian tumor marker) measurements. All were treated with monotherapy. Three patients had a reduction of CA-125.

At all doses and in all diseases evaluated in the trial, decreases were observed in both total CTCs, and in CTCs that were positive for Hsp27, or Hsp27+CTCs. Recent studies have shown that the presence of CTCs in peripheral blood may be of prognostic significance for patients with solid tumors, and patients with CTC levels of less than or equal to five tumor cells per 7.5mL or blood are generally considered to have a more favorable prognosis. Hsp27+CTCs decreases were noted in 89% of evaluable patients and were observed at all dose levels and all diseases evaluated. In nine of 26 (31%) patients with greater than or equal to five Hsp+CTCs at baseline, Hsp27+CTCs had decreased to less than or equal to five tumor cells. In addition, in approximately 25% of patients at the 800 and 1000 mg doses, serum Hsp27 protein levels were decreased by 30% or greater over a period of at least six weeks.

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

We have identified the lead compound and completed numerous preclinical proof of concept studies with OGX-225, which suggest that OGX-225 delays disease progression in prostate and breast cancer model systems. We have begun development activities for OGX-225 and we expect to initiate toxicology studies in the second half of 2013.

Second-Generation Antisense Technology

Custirsen, OGX-427 and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product-by-product basis, we have collaborated with Isis Pharmaceuticals, Inc., or Isis, and selectively licensed technology from Isis to combine Isis’ second-generation antisense chemistry with our proprietary gene target sequences to create inhibitors that are designed to down-regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation, and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, which allow for less frequent dosing and thereby make treatment easier on patients at a lower associated cost. For example, clinical data from our phase 1 clinical trial evaluating custirsen in combination with neoadjuvant hormone therapy in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. These data demonstrate that, following systemic administration, custirsen entered tumor cells and effectively inhibited clusterin production.

Summary of Product Development Programs

Ongoing Phase 3 Custirsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint (SYNERGY)	Docetaxel with and without custirsen (~1,000 patients); first line chemotherapy	• Phase 3 initiated in the third quarter of 2010 • Patient accrual complete, survival follow-up ongoing • SPA approved by the FDA and EMA in agreement with development plan
Metastatic Castrate Resistant Prostate Cancer – Survival Endpoint (AFFINITY)	Cabazitaxel with and without custirsen (~630 patients); second line chemotherapy	• Phase 3 initiated in the third quarter of 2012 • Patient accrual ongoing
Advanced Non-Small Cell Lung Cancer – Survival Endpoint (ENSPIRIT)	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy	• Phase 3 initiated by Teva in the third quarter of 2012 • Patient accrual ongoing

Completed Custirsen Trials:

Cancer Indication	Treatment Combination(1)	Status
Metastatic Castrate Resistant Prostate Cancer	Docetaxel with and without custirsen; first line chemotherapy	• Phase 2 completed • Data published in JCO, September 2010
Metastatic Castrate Resistant Prostate Cancer	Docetaxel or mitoxantrone with and without custirsen; second-line chemotherapy	• Phase 2 completed • Data published in CCR, September 2011
Advanced Non-Small Cell Lung Cancer	Gemcitabine and cisplatin or carboplatin with and without custirsen; first-line chemotherapy	• Phase 2 completed • Data published in JTO, January 2012
Localized Prostate Cancer	Custirsen with hormone ablation therapy	• Phase 2 completed • Results presented at ASCO 2008 Genitourinary Cancers Symposium
Advanced Breast Cancer	Custirsen with docetaxel	• Phase 2 completed • Data published in CCR, January 2009
Localized Prostate Cancer	Custirsen with hormone ablation therapy	• Phase 1 completed • Data published in Journal of National Cancer Institute, September 2005
Solid Tumors (prostate, breast, NSCLC, ovarian, renal, bladder, peritoneum)	Custirsen with docetaxel	• Phase 1 completed • Data published in CCR, February 2008

Ongoing OGX-427 Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic Bladder Cancer (Borealis-1)	Gemcitabine and cisplatin with and without OGX-427 (~ 180 patients); first line chemotherapy	• Phase 2 initiated in October 2011 • Patient accrual ongoing
Metastatic Bladder Cancer (Borealis-2)	Docetaxel with and without OGX-427 (~ 200 patients); second line chemotherapy	• Phase 2 is expected to be initiated in the first half of 2013
Superficial and muscle invasive Bladder Cancer (BL-01)	OGX-427 as monotherapy (~36 patients)	• Phase 1 ongoing • Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium

Castrate Resistant Prostate Cancer (PR-01)	Prednisone with and without OGX-427 (74 patients)	• Phase 2 initiated in third quarter of 2010 • Patient accrual complete • Preliminary data presented at 2012 ESMO Annual Meeting
Castrate Resistant Prostate Cancer (Pacific)	Zytiga (abiraterone acetate) with and without OGX-427 (~80 patients)	• Phase 2 initiated in December 2012 • Patient accrual ongoing

Completed OGX-427 Trial:

Cancer Indication	Treatment Combination	Status
Solid Tumors	OGX-427 with and without chemotherapy	• Phase 1 completed • Final data presented at 2010 ASCO annual meeting, manuscript in preparation

OGX-225 Preclinical Studies:

Cancer Indication	Treatment Combination	Status
Solid Tumors	OGX-225 with and without chemotherapy	• Preclinical proof-of-concept studies completed • Expect to initiate toxicology studies in the second half of 2012

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

OVERVIEW OF MARKET AND TREATMENT

In North America, cancer has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimated that in 2012 approximately 1,638,910 new patients in the United States will be diagnosed with cancer and that approximately 577,190 patient deaths will be attributable to cancers.

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

OUR STRATEGY

Our objective is to develop and commercialize new cancer therapies that address resistance to therapies in cancer patients. Key elements of our strategy include:

•

gaining market approval for custirsen by conducting registration trials that demonstrate efficacy and safety, in both prostate and lung cancer, in collaboration with Teva. As a result of the Collaboration Agreement with Teva, committed funding is available for phase 3 trials in patients with CRPC to evaluate custirsen in combination with docetaxel as first-line chemotherapy (SYNERGY), in patients with CRPC to evaluate custirsen in combination with cabazitaxel as second-line chemotherapy (AFFINITY), and in patients with NSCLC to evaluate custirsen in combination with docetaxel as second-line chemotherapy (ENSPIRIT). The SYNERGY trial was initiated in 2010, and both the AFFINITY and ENSPIRIT trials were initiated in the second half of 2012;

•

advancing OGX-427 by conducting clinical trials across multiple cancer indications for OGX-427, including, but not limited to, bladder cancer and CRPC. Consistent with the strategy we are following for custirsen, we intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate assessment of this product candidate for further development. In

–that regard and in addition to Oncogenex-sponsored trials, we expect to support specific investigator-sponsored trials to allow broader assessment of other clinical indications for future Oncogenex-sponsored trials for possible market approval;

•

developing and commercializing new cancer therapies to inhibit treatment resistance in cancer patients. We plan to leverage our expertise in development to bring new products to market as soon as possible. We intend to maintain and develop our relationship with the Vancouver Prostate Centre and develop relationships with other research institutions in order to identify additional product candidates; and

•

optimizing the development of our product candidates through use of outsourcing and internal expertise. In order to increase efficiency and lower our overhead, we outsource, and plan to continue to outsource, preclinical and manufacturing activities. We have chosen to establish critical product development functions in-house, including clinical trial management and regulatory affairs.

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

Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of Licensed Products. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2012, and we do not expect to receive any such payments from Teva in 2013. As of December 31, 2012 we have spent the entire required $30 million towards the development of custirsen, which included our personnel costs for certain development activities. Teva will fund all other expenses under the Collaboration Agreement including the three phase 3 clinical trials under the Amended Clinical Development Plan.

We and Teva have developed an Amended Clinical Development Plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with CRPC. The FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first-half of 2014.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both PFS and OS during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

Teva will be responsible for conducting any other trials and development work necessary to obtain required regulatory approvals. We may assume some of these activities if assigned by the Joint Steering Committee, but Teva would be responsible for all associated costs. The Joint Steering Committee will oversee the development and regulatory approval of any Licensed Product. Funding responsibilities will be allocated as follows:

•

we are required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by a portion of the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses, or reimbursed to OncoGenex on a quarterly basis. As of December 31, 2012, we have contributed $30 million to the development of custirsen; and

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

Under the amended agreement, Isis assigned to OncoGenex Technologies its rights in the patents claiming the composition and therapeutic methods of using custirsen, and granted OncoGenex Technologies a worldwide, nonexclusive license to their know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen. The key product related patent that Isis assigned to OncoGenex Technologies was U.S. Patent number 6,900,187 having an expiration date of at least 2021, and the key core antisense technology patents Isis licensed OncoGenex Technologies are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan. In addition, Isis agreed that so long as OncoGenex Technologies or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, Isis will not research, develop or commercialize an antisense compound designed to modulate clusterin. The amended agreement will continue until OncoGenex Technologies or its commercialization partner is no longer developing or commercializing custirsen or until Isis terminates the agreement for an uncured failure by OncoGenex Technologies to make a payment required under the agreement.

Licensing revenue that is based on a percentage of net sales of a licensor is defined as Royalty Revenue, while other licensing revenue, with the exception of fair market value of equity and reimbursement of research and development expenses, is defined as Non-Royalty Revenue. We will pay Isis royalties comprised of a base percentage of net sales of custirsen and a percentage of Royalty Revenue we receive in excess of a certain threshold up to a certain cap. The amount of the royalties payable to Isis depends on whether Isis owes royalty payments to third parties pursuant to its license agreements with such parties. Based on the Royalty Revenue we are eligible to receive as a result of the royalty rates established in our collaboration with Teva, our total royalty obligations to Isis will range between 6.38% and 7.00% of net sales of custirsen by Teva during the period Isis owes royalty payments to third parties, and between 3.88% and 4.50% when those third-party obligations of Isis have expired, which we expect to occur in 2017.

We paid Isis $10 million in January 2010 as Isis’ share of Non-Royalty Revenue received by us in December 2009 in connection with our Collaboration Agreement with Teva. We did make any further payments to Isis in 2012 under the terms of the Amended Isis Agreement and we do not anticipate making any such payments to Isis in 2013.

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

In consideration for the grant of rights related to OGX-427, on May 5, 2005 OncoGenex Technologies issued Isis a promissory note, which was converted into shares of OncoGenex Technologies that were subsequently exchanged in the Arrangement for 53,200 shares of OncoGenex Pharmaceuticals common stock. Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. It is also obligated to pay to Isis certain milestone payments, as well as certain low to mid single-digit royalties on net sales for OGX-427, with the amount of royalties depending on whether third-party royalty payments are owed. We paid Isis USD$0.8 million in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2012 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2013.

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

University of British Columbia

Custirsen

Efforts conducted at the Vancouver Prostate Centre are owned and managed by the University of British Columbia, or UBC. Under a license agreement entered into in November 2001, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate custirsen. In connection with entering into the license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 shares of our common stock. OncoGenex Technologies agreed to pay UBC low single digit royalties on milestones and the revenue from sales of custirsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC CAD$0.3 million as a result of upfront payments we received from Teva in December 2009 in connection with our Collaboration Agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty payments to UBC under the terms of the agreement in 2012 and do not anticipate making any such payments to UBC in 2013.

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

OGX-427

Under a license agreement entered into in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate OGX-427. In connection with entering into the license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 shares of our common stock. OncoGenex Technologies also agreed to pay UBC low single digit royalties on the revenue from sales of OGX-427, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell OGX-427. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to OGX-427. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. We paid UBC CAD$0.1 million in 2010 in relation to the initiation of a phase 2 trial of OGX-427 in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty payments to UBC under the terms of the agreement in 2012 and do not anticipate making any such payments to UBC in 2013.

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

OGX-225

Pursuant to the terms of our third-party license agreement relating to OGX-225, we will owe payments upon the completion of product development milestones, as well as low to mid single digit royalties on product sales. We did not make any milestone or royalty payments to third parties under the terms of the agreement in 2012 and do not anticipate making any such payments during 2013.

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

Milestone Obligations to Third Parties	Amount Payable
Custirsen	31% of non-royalty revenue
OGX-427	Up to $4,997,000 (1)(2)(3)
OGX-225	Up to $4,346,000 (2)(3)

(1)	Additional milestone payments may be required for product approvals outside the field of oncology.

(2)	Payable in connection with initiating certain clinical trials and obtaining certain market approvals.

(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2012 exchange rate of US$1.00 = CAD$0.9949, and rounded to the nearest $1,000.

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

The standard process before a pharmaceutical agent may be marketed includes the following steps:

•	preclinical studies, including laboratory evaluation and animal studies to test for initial safety and efficacy;

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

The process of completing clinical testing and obtaining regulatory approval for a new product takes a number of years and requires the expenditure of substantial resources. The FDA, or another regulatory authority, may not grant approval on a timely basis, if at all. We may encounter difficulties in securing regulatory approval or unanticipated costs, which may delay or preclude the commercialization of our product candidates. For instance, regulatory authorities may conclude that the data submitted in a marketing authorization application, such as a NDA, are not adequate to support approval of a pharmaceutical agent and may require further clinical and preclinical testing, re-submission of the application, and further review. Even after initial approval has been obtained, an indication may be limited or conditioned on the provision of further studies to support an approved indication, and further studies will be required to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, regulatory authorities require post-marketing surveillance programs to monitor the drug product’s side effects.

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

CONTRACT RESEARCH AGREEMENTS

Consistent with our strategy to outsource certain product development activities, we have established contract research agreements for preclinical, manufacturing and some data management services. We choose which business or institution to use for these services based on their expertise, capacity and reputation and the cost of the service.

We also provide quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for product candidates with modest contribution from us.

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 2012, 2011, and 2010, our expenditures for research and development activities were $40.0 million, $21.6 million, and $18.5 million, respectively. Such research and development expenses primarily related to the advancement of our product candidates custirsen and OGX-427.

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

We direct patent prosecution, and are responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights for intellectual property under license from UBC covering OGX-427 and OGX-225. We file patent applications for this intellectual property in the United States, Canada, Europe (through the European Patent Office), Japan and other jurisdictions.

Composition of matter patents covering custirsen and OGX-427 have been issued in the United States and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the United States and certain other countries.

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

TRADEMARKS

We own two trademarks registered in the United States and Canada: OncoGenex™ and Bringing Hope to Life™. We no longer use the trademark Bringing Hope to Life™ in our business and the registration of Bringing Hope to Life™ will expire in the United States in 2014 and in Canada in 2021.

We can provide no assurance that our registered or unregistered trademarks or trade names will not infringe upon third-party rights or will be acceptable to regulatory agencies.

COMPETITION

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Several therapies have been recently approved by the FDA, and we expect more to be approved in the future.

Many oncology drugs in clinical trials are being developed for the four primary indications: lung, breast, colorectal, and prostate cancers. Certain of these drugs are designed, like custirsen, OGX-427, and OGX-225, to interfere with mechanisms potentially involved with treatment resistance. If new drugs targeting mechanisms of treatment resistance are approved for sale for the indications that we are evaluating in advance of our product candidates or even after their commercialization, the market’s interest in our product candidates may be reduced. We are aware of several other companies developing therapeutic products, whether antisense or otherwise, which seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. Our competitors may seek to identify gene sequences, protein targets or antisense chemistry different from ours, and outside the scope of our intellectual property protection, to develop antisense therapeutics that serve the same function as our product candidates. Our competitors may also seek to use mechanisms other than antisense to inhibit the proteins that our product candidates are designed to inhibit.

Some of our product candidates’ development plans include pursuing prostate cancer indications. Substantial advancements in the treatment of prostate cancer have occurred in the past two years and new products from our competitors have been approved for marketing on the basis of showing a survival advantage. Many of our existing and potential competitors have substantially greater financial resources and expertise than we do in manufacturing and developing products, conducting clinical trials, obtaining regulatory approvals and marketing. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to our programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since custirsen and OGX-427 are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs may potentially be synergistic with many new and currently marketed therapies. Our ability to compete successfully will depend largely on our ability and, where applicable, the ability of our collaborators to:

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

•

commercialize our lead product candidates successfully, which includes convincing physicians, insurers and other third-party payors of the advantages of our products over current therapies, when and if they have advantages;

•	obtain intellectual property protection and protect the exclusivity for our product candidates and products, when and if we have any; and

•	acquire other product candidates to expand our pipeline.

EMPLOYEES

We have a total of 44 employees, of whom 29 are engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 15 are engaged in general and administrative functions, including accounting and finance, administration, and corporate communications. Four of our 44 employees are employed on a part-time basis.

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

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2012, 2011 and 2010 and our total assets as of December 31, 2012 and 2011, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 1522-217th Place SE, Suite 100, Bothell, Washington 98021, and our telephone number is (425) 686-1500.

On August 21, 2008, pursuant to the Arrangement, OncoGenex Technologies became our wholly owned subsidiary. OncoGenex Technologies was incorporated under the federal laws of Canada in May 2000. OncoGenex, Inc., a former subsidiary of OncoGenex Technologies, was incorporated under the laws of Washington in August 2005 and was dissolved pursuant to the Articles of Dissolution filed on July 1, 2009.

AVAILABLE INFORMATION

We maintain a website at http://www.oncogenex.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Any information we filed with the SEC may be accessed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We do not know whether any of our currently planned or on-going clinical trials for custirsen or OGX-427 will proceed or be completed on schedule, if at all, or, with respect to our other product candidates, whether we will be able to initiate any future preclinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427;

•	delay or failure to obtain sufficient supplies for our clinical trials;

•

delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site;

•	decrease in Teva’s level of focus and efforts to develop custirsen; and

•	our decision to alter the development strategy for one or more clinical or preclinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment, enrollment and final analysis;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	inadequate evidence of clinical benefit or futility;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

•

delay or failure to obtain future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates in the event of material unforeseen costs relating to our clinical trials currently in progress.

We are highly dependent on the success of our lead product candidates, custirsen and OGX-427, and we cannot give any assurance that they, or any of our other product candidates, will receive regulatory approval or will be successfully commercialized.

Custirsen has been evaluated in five phase 2 clinical trials, the results of which were previously disclosed. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have one ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. In the second half of 2012, we initiated an additional registration trial in patients with NSCLC, referred to as the ENSPIRIT trial, and a second trial, referred to as the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC. OGX-427 has been evaluated in humans, although we have limited safety data and have not yet established efficacy in humans. Additional clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. We intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combination to accelerate the development of OGX-427. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen may never receive regulatory approval. OGX-225 has not been tested in humans. Our preclinical testing of these product candidates may not be successful and we may not be able to clinically evaluate them. Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Any failure to obtain regulatory approval of custirsen or our other product candidates could have a material and adverse effect on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and early clinical trials, including those results from the custirsen or OGX—427 clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel, abiraterone acetate and enzalutamide have been approved by the FDA for the treatment of patients with CRPC. Additionally, alpharadin has demonstrated meaningful improvement in phase 3 trials. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, and develop products that may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we receive pursuant to the Collaboration Agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into 2015. If, however, the Collaboration Agreement with Teva is terminated, Teva fails to fulfill its obligations under the Collaboration Agreement, patients live longer as a result of new or investigational therapies, the trials proceed slower than expected or are initiated later than expected, we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

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

We will need to retain additional personnel and expand our other resources in order to promote custirsen in the event we exercise our co-promotion option and to develop our other product candidates. If we fail to effectively expand our operations, including attracting and retaining key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates and our business may be materially adversely affected.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

The market prices for our common stock and that of emerging life science companies generally have historically been highly volatile. Future announcements concerning us or our competitors may have a significant effect on the market price of our common stock. The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $0.1 million, which lease expires in September 2014 and includes a five-year renewal option.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2013, there were approximately 112 stockholders of record and there were approximately 7,220 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2011:

First quarter	$17.44	$14.77
Second quarter	18.99	15.27
Third quarter	17.75	8.63
Fourth quarter	12.74	9.07

YEAR ENDED DECEMBER 31, 2012:

First quarter	$17.48	$11.33
Second quarter	13.72	11.84
Third quarter	14.99	13.20
Fourth quarter	14.54	11.51

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2012 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2012. All amounts reflected in the graph are presented after having given effect to the one-for-eighteen reverse stock split effected in connection with the Arrangement.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/07	8/20/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

OncoGenex Pharmaceuticals, Inc.	100.00	64.34	38.31	284.55	214.43	149.94	167.56
NASDAQ Composite	100.00	82.69	59.03	82.25	97.32	98.63	110.78
NASDAQ Pharmaceutical	100.00	117.99	97.45	104.75	111.47	123.06	164.89

(1)	August 20, 2008 represents the day before the date of the completion of the Arrangement.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2012, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012 and 2011 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of loss data for the years ended December 31, 2009 and December 31, 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

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

	December 31,
	2012	2011	2010	2009	2008
	(in thousands except share and per share amounts)
Statements of Loss Data:
Collaboration revenue	$20,095	$5,496	$13,616	$25,539	$—
Total expenses	$46,082	$27,783	$28,361	$28,121	$11,112
Net loss	$(21,098)	$(14,673)	$(12,584)	$(5,476)	$(4,204)
Redeemable convertible preferred share accretion	$—	$—	$—	$—	$1,973
Net loss attributable to common stockholders	$(21,098)	$(14,673)	$(12,584)	$(5,476)	$(6,177)
Basic and diluted loss per common share	$(1.56)	$(1.51)	$(1.79)	$(0.95)	$(3.38)

Shares used in calculation of net loss per share
Basic and diluted	13,522,723	9,729,340	7,030,903	5,766,850	1,829,276

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,383	$64,927	$85,107	$64,568	$12,419
Total assets	$82,016	$68,015	$89,918	$68,980	$14,790
Current liabilities	$11,556	$30,786	$27,476	$25,781	$2,884
Total liabilities	$15,809	$37,125	$45,793	$46,021	$4,083
Additional paid-in capital	$165,395	$108,986	$107,579	$73,798	$56,070
Accumulated deficit	$(101,840)	$(80,742)	$(66,069)	$(53,485)	$(48,009)
Stockholder’s equity	$66,207	$30,890	$44,125	$22,959	$10,707

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in the Annual Report on Form 10-K.

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

Overview

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline, custirsen, OGX-427 and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

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

We and Teva have developed an Amended Clinical Development Plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first-half of 2014.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned for stopping the trial early based on inadequate evidence of clinical benefit or futility. We will be evaluating both PFS and OS during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

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

We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Our phase 3 registration trials have been designed based on our phase 2 clinical trials. Data from these phase 2 studies demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies. Refer to the discussion above under the headings “Our Product Candidates—Custirsen— Current Custirsen Development Activities” and “Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials” for further details.

Product Candidate OGX-427

OGX-427 is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including bladder, prostate, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. For example, Hsp27 levels increased four-fold in prostate cancer patients after treatment with chemotherapy or hormone therapy. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis, negative clinical outcomes in patients with various tumor types.

In 2013, we initiated the “ORCA” (On-going studies evaluating treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for OGX-427 across multiple cancer indications including, but not limited to bladder cancer and CRPC. Consistent with the strategy that we have followed for custirsen, we intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combination to accelerate the development of OGX-427. In addition to OncoGenex-sponsored trials, specific Investigator-sponsored trials will be supported to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials for possible market approval.

Our current OGX-427 development activities for bladder cancer include the following clinical trials that have been initiated:

•

The BL-01 Trial: An investigator-sponsored phase 1 clinical trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 36 patients. It is designed to determine the safety and potential benefit of OGX-427 administered into the bladder using intravesical instillation. In addition, the trial will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

•

The Borealis-1 Trial: An OncoGenex-sponsored phase 2 clinical trial of OGX-427 in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled phase 2 trial evaluating OGX-427 in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm is currently enrolling approximately 60 patients; the trial has been initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that the final analysis will have 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of phase 2 trial will allow us to better predict the potential size of and success for a phase 3 trial where a survival benefit will be the primary endpoint. This study is ongoing with an enrollment target of approximately 180 patients. We expect to complete patient accrual in the second half of 2013.

•

The Borealis-2 Trial: The investigator-sponsored, randomized, controlled Phase 2 study evaluating OGX-427 in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy. This study is designed to have adequate power to detect a survival benefit in the docetaxel + OGX-427 arm corresponding to a hazard ratio (docetaxel + OGX-427/ docetaxel) = 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect this OS difference. We expect to enroll approximately 200 patients to receive either OGX-427 plus docetaxel treatment or docetaxel treatment alone. Patients may also continue weekly OGX-427 infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. We expect this trial to be initiated in the first half of 2013.

Our current OGX-427 development activities for prostate cancer include the following clinical trials that have been initiated:

•

The PR-01 Trial: An investigator-sponsored phase 2 clinical trial evaluating OGX-427 when administered with prednisone to patients with CRPC. PR-01 has completed enrollment with data collection ongoing. This randomized, controlled phase 2 clinical trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology, or ESMO, meeting in September 2012.

•

The Pacific Trial: An investigator-sponsored, randomized phase 2 study evaluating OGX-427 in men with CRPC who are experiencing a rising PSA while receiving Zytiga (abiraterone acetate). The aim of the study is to determine if adding OGX-427 to Zytiga treatment can reverse or delay treatment resistance. Approximately 80 patients will be enrolled. The trial was initiated in December 2012.

Additional phase 2 investigator-sponsored studies evaluating OGX-427 in other malignancies are under development. Further details of these studies will be provided when the trials are initiated. Results of these studies may direct future company-sponsored trials in indications that show promising clinical benefits.

Refer to the discussion above under the headings “Our Product Candidates—OGX-427—Summary of Results of OGX-427 Clinical Trials” for further details.

Product Candidates OGX-225

OGX-225, an inhibitor of insulin growth factor binding proteins 2 and 5, is in preclinical development. We are currently evaluating various alternatives, including partnering, which would allow us to further the development of this preclinical asset. We have begun development activities for OGX-225 and we expect to initiate toxicology studies in the second half of 2013.

Collaboration Revenue

We recorded $20.1 million of collaboration revenue in connection with our Collaboration Agreement with Teva in the year ended December 31, 2012, as compared to $5.5 million in the year ended December 31, 2011. At December 31, 2012, the $30 million upfront collaboration payment was fully expended resulting in a Current Deferred Collaboration Revenue balance of zero. Teva is required to fund all additional expenses under the Amended Clinical Development Plan. We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments, although we did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2012, and we do not expect to receive any such payments from Teva in 2013. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our collaboration with Teva.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for clinical trials, contract manufacturing, personnel costs, milestone payments to third parties, facilities, regulatory activities, preclinical studies and allocations of other R&D-related costs. External expenses for clinical trials include fees paid to clinical research organizations, clinical trial site costs and patient treatment costs.

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

As of December 31, 2012, we had spent the entire $30 million related to the development of custirsen, as required under the Collaboration Agreement. Teva is required to fund all additional expenses under the Amended Clinical Development Plan. We expect aggregate full-time equivalent reimbursement of between $1.2 and $2.0 million annually from 2013 to 2014, which will be reimbursed to us from Teva.

A majority of our expenditures to date have been related to the development of custirsen. Until July 2, 2008, custirsen was being co-developed with Isis and R&D expenses for custirsen were shared 65% by us and 35% by Isis. On July 2, 2008, we and Isis amended the agreement to provide for unilateral development of custirsen by us. In connection with the Collaboration Agreement and pursuant to the terms of agreements between us and Isis relating to custirsen, we paid $10 million to Isis in the first quarter of 2010, which was included in R&D expenses in 2009. We also paid $0.3 million to UBC in the first quarter of 2010 pursuant to the terms of the license agreement relating to custirsen, which was also included in R&D expenses in 2009.

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

We expect our R&D expenses to increase in 2013 and into the future, likely significantly, as we further expand development of custirsen, OGX-427 and our other programs. Our programs or anticipated programs may be subject to change from time to time as we evaluate our R&D priorities and available resources.

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

Excess Lease Liability

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

In December 2012, we decided to expand our occupancy of the Bothell facility and revised our assumptions used to estimate the excess lease facility liability. As of December 31, 2012 the estimated value of the liability was $4.6 million compared with $7.0 million as of December 31, 2011. The change in the estimated liability resulted from $0.7 million amortized into income through research and development expense and a reduction of the liability of $1.7 million recorded in the fourth quarter of 2012 related to the updated assumptions related to occupancy of the Bothell facility.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

Revenue

Revenue for the year ended December 31, 2012 increased to $20.1 million, from $5.5 million for the year ended December 31, 2011. Revenue was $13.6 million for the year ended December 31, 2010. The increase in 2012 compared to 2011 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which was initiated in August 2012. Revenue for 2012 includes recognition of $18.3 million from the $30.0 million upfront payment, as well as $1.8 million earned through collaborative research. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for further details on our collaboration with Teva. The decrease in 2011 compared to 2010 was due to lower reimbursement revenue earned through our strategic collaboration with Teva resulting from manufacturing costs being paid directly by Teva and lower clinical trial costs associated with the SATURN trial.

Research and Development Expenses

R&D expenses for the year ended December 31, 2012 increased to $40.0 million from $21.6 million in the year ended December 31, 2011. R&D expenses for the year ended December 31, 2010 were $18.5 million. The increase in 2012 as compared to 2011 was due primarily to higher clinical study expenses associated with the startup of the AFFINITY trial, increased patient enrollment in our clinical trial evaluating OGX-427 in combination with initial chemotherapy in patients with metastatic bladder cancer and associated manufacturing costs and increased employee expenses, including stock-based compensation expense. These increases were partially offset by lower preclinical expenses. The increase in 2011 as compared to 2010 was due primarily to higher OGX-427 clinical trial and manufacturing costs, higher employee expenses, including stock based compensation. These increases were largely offset by lower custirsen manufacturing costs, as these costs are being paid directly by Teva. Certain costs for the custirsen phase 3 clinical trials are applied against the non-refundable upfront payments received from Teva in December 2009, while costs unassociated with the AFFINITY trial, such as manufacturing costs and compensation for work performed by our employees on the SYNERGY trial are reimbursed from Teva. We expect R&D expenses to increase as we further develop custirsen and our proprietary product candidates.

Our research and development expenses for our clinical development programs are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Clinical development programs:
custirsen	$18,163	$4,301	$12,341
OGX-427	$12,971	$9,597	$821
Other research and development	$8,814	$7,655	$5,321

Total research and development expenses	$39,948	$21,553	$18,483

General and Administrative Expenses

G&A expenses for the years ended December 31, 2012, 2011 and 2010 increased to $7.8 million from $6.2 million and from $5.8 million, respectively. The increase in 2012 as compared to 2011 was due primarily to higher employee expenses, including stock-based compensation expenses and infrastructure related costs. The increase in 2011 compared with 2010 was due primarily to higher employee expenses, including stock-based compensation expenses.

Restructuring Gain (Expense)

Restructuring gain for the year ended December 31, 2012 was $1.7 million, as compared with zero in 2011. Restructuring expense was $4.0 million in the year ended December 31, 2010. In December 2012, we decided to expand our occupancy of the Bothell facility and revised our assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in a decrease in the value of our excess lease liability and a $1.7 million restructuring gain recorded in the fourth quarter of 2012 to reflect this change in estimate. In September 2010, we revised our sublease income assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in an increase in the value of our excess lease liability and a $4.0 million restructuring expense was recorded in the third quarter of 2010 to reflect this change in estimate.

Revaluation of Warrants

We recorded a $4.5 million gain on revaluation of the warrants for the year ended December 31, 2012, which is included on our consolidated statement of loss as a gain on warrants. A $7.4 million gain on revaluation of the warrants was recorded for the year ended December 31, 2011. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015.

Interest Income

Interest income for the year ended December 31, 2012, 2011 and 2010 increased to $0.3 million from $0.2 million and $0.1 million, respectively. The increase in both years was due to higher average balances of interest-bearing securities.

Other Income

Other income for the year ended December 31, 2012 increased to $0.1 million, from $6,000 for the years ended December 31, 2011 and 2010. The income earned in the year ended December 31, 2012 relates primarily to a gain from a barter transaction, while income earned in December 31, 2011 and 2010 relate to gains on foreign exchange.

Income Tax Recovery

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

Liquidity and Capital Resources

We have incurred an accumulated deficit of $101.8 million through December 31, 2012, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for several years, if ever. In the year ended December 31, 2012, we generated $20.1 million in collaboration revenue from the Collaboration Agreement with Teva.

In March 2012 we completed a public offering of 4,789,750 shares of our common stock at a purchase price of $12.00 per share. The total net proceeds to us from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares, were approximately $53.8 million.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of December 31, 2012, our cash, cash equivalents, and short-term investments increased to $75.4 million in the aggregate from $64.9 million as of December 31, 2011.

Based on our current expectations, we believe our capital resources at December 31, 2012 will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Operating Activities

For the year ended December 31, 2012, cash used in operating activities increased to $43.5 million, from $20.3 million in the year ended December 31, 2011. The increase in cash used in operations is primarily attributable to our custirsen phase 3 clinical trial costs associated with the AFFINITY trial, OGX-427 clinical trial and manufacturing costs and higher employee expenses.

For the year ended December 31, 2010, cash used in operating activities was $26.8 million. The decrease in 2011 compared with 2010 was attributable primarily to payments made to Isis and UBC in the first quarter of 2010 resulting from the Collaboration Agreement with Teva and lower custirsen manufacturing costs, as these costs are now being paid directly by Teva, partially offset by higher OGX-427 clinical and manufacturing costs in 2011.

Financing Activities

For the year ended December 31, 2012, net cash provided by financing activities increased to $54.2 million from $0.2 million for the year ended December 31, 2011. Net cash provided by financing activities in for the year ended December 31, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock that closed in March 2012 as well as proceeds from stock option exercises. Net cash provided by financing activities in the year ended December 31, 2011 was the result of proceeds from stock option exercises.

Net cash provided by financing activities in the year ended December 31, 2010 was $47.5 million, resulting from net proceeds we received from the issuance of common shares pursuant to the financing we completed in October 2010 and proceeds from stock option exercises.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $21.2 million compared with net cash provided by investing activities of $25.1 million for the year ended December 31, 2011. Net cash used in investing activities in the year ended December 31, 2010 was $59.1 million Net cash used in and provided by investing activities in all years was due to transactions involving marketable securities in the normal course of business.

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

•

enrolling patients in the ENSPIRIT trial, a phase 3 clinical trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC, which was initiated in September 2012 and is being conducted by our partner Teva;

•

completing patient enrollment in the Borealis-1 Oncogenex-sponsored phase 2 clinical trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer called the Borealis-1 trial;

•

initiating the Borealis-2 trial, an investigator-sponsored, randomized, controlled Phase 2 study evaluating OGX-427 in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first line treatment;

•

completing the BL-01 trial, an investigator-sponsored phase 1 clinical trial evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer;

•

completing the PR-01 trial, an investigator-sponsored phase 2 clinical trial evaluating OGX-427 treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy;

•	enrolling patients in the Pacific trial, a phase 2 clinical trial evaluating OGX-427 treatment in combination with Zytiga in patients with prostate cancer; and

•	initiating other additional clinical trials evaluating OGX-427; and

•	initiating OGX-225 toxicology studies.

As of December 31, 2012, we had contributed $30 million to the development of custirsen, as required under the Collaboration Agreement. Teva is required to fund all additional expenses under the Amended Clinical Development Plan. While we currently have sufficient operating capital to fund our currently planned operations through the expected release of final data from the SYNERGY trial, the final results from the AFFINITY and ENSPIRIT phase 3 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we were to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, including activities with respect to

OGX-225, we would require additional funding to support such operations. If we need to extend our cash availability, or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt.

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

•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

(In thousands of U.S. dollars)	Total	1 year	2-3 years	4-5 years	Thereafter
Bothell office operating lease (1)	$11,576	2,180	$4,559	$4,837	—
Vancouver office operating lease (2)	188	107	81	—	—
UBC license maintenance fees (3)	40	8	16	16	—
Leased equipment	36	33	3	—	—
Total	$11,840	2,328	$4,659	$4,853	—

(1)	This operating lease, which commenced in 2007, is for a 10-year term and includes two five-year option renewals.

(2)	This operating lease expires in 2014.

(3)	We are obligated to pay an annual license maintenance fee of CAD$8,000 to UBC, which has been converted to US dollars based on the December 31, 2012 exchange rate of US$1.00 = CAD$0.9949, and rounded to the nearest $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2012.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

(in thousands)	December 31, 2012	December 31, 2011
Total Assets	$82,016	$68,015
Total Liabilities	$15,809	$37,125
Total Equity	$66,207	$30,890

The increase in assets at December 31, 2012 from December 31, 2011 primarily relates to net proceeds received from the public offering of our common stock that closed in March 2012. The decrease in liabilities at December 31, 2012 from December 31, 2011 relates predominantly to the recognition of deferred collaboration revenue, revaluation of the warrant liability and amortization of restructuring-related liabilities. The increase in equity relates primarily to the issuance of common stock from the March 2012 public offering, partially offset by the net loss for the period.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability and excess lease facility liability, estimates of the initial fair value and forfeiture rates of stock options issued to employees and consultants and clinical trial and manufacturing accruals.

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

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of its warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable solely to the upfront payment we received in the fourth quarter of 2009 pursuant to our Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the Clinical Development Plan we and Teva developed under which three phase 3 clinical trials have been initiated. Under the Collaboration Agreement, we and Teva share certain custirsen-related development costs. We have spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. On a quarterly basis Teva will fund all other expenses under the Clinical Development Plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the Collaboration Agreement, see Note 4 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We have now recognized the entire $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis, as we incurred direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan were incurred and the associated revenue was recognized, the Current Deferred Collaboration Revenue balance was reduced to zero as at December 31, 2012.

Because management was not able to reliably estimate the fair value of the technology license, it used the residual value approach to determine the amount of revenue to recognize. Based on this approach, we recognized $22 million in 2009 relating to this element.

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

Barter Transaction

During 2012, we entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future preclinical research services on OGX-427. Such credits are estimated to be redeemed over the one year period that the preclinical research services are expected to be rendered by the vendor.

The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income on this exchange of $0.2 million which was recorded in our Consolidated Statement of Loss in the year ended December 31, 2012

Property and Equipment

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

Therapeutic Discovery Research Grants

The Internal Revenue Service’s therapeutic discovery tax credit program, created under the Patient Protection and Affordable Care Act of 2010, provides tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. We applied for and received funds under this program to support the company’s custirsen and OGX-427 development projects. The benefits of research grants under the Internal Revenue Service’s therapeutic discovery tax credit program were recognized in the year the qualifying expenditure was approved. The research grants reduced R&D expenditures in 2010.

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses or Other Assets depending on when the assets will be utilized.

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to clinical research organizations, clinical trial site costs and patient treatment costs. We use an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. We monitor each of these factors to the extent possible and adjust estimates accordingly.

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

Restricted Stock Awards

We grant restricted stock awards that generally vest and are expensed over a four-year period. In 2012, we also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon management’s assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards to accelerate and vest.

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

Foreign currency translation

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

The functional currency of our other foreign operation is the U.S. dollar. For this foreign operation, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates. Gains and losses from this translation are recognized in the current consolidated statement of operations.

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

All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. We adopted this standard on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interests rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.3 million in the fair value of our investments as of December 31, 2012.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $0.3 million for the year ended December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 7, 2013	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 7, 2013	Chartered Accountants

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	December 31, 2012	December 31, 2011
	$	$
ASSETS
Current
Cash and cash equivalents [note 5]	18,075	28,517
Short-term investments [note 5]	57,308	36,410
Interest receivable	327	363
Amounts receivable	714	449
Prepaid expenses	3,755	1,210

Total current assets	80,179	66,949
Restricted cash [note 5]	314	377
Property and equipment, net [note 6]	371	180
Other assets [note 8]	1,152	509

Total assets	82,016	68,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7,050	3,217
Deferred collaboration revenue [note 4]	—	18,271
Current portion of long-term obligations [note 7]	1,084	1,417
Warrant liability [note 5 and note 11]	3,422	7,881

Total current liabilities	11,556	30,786
Long-term obligations, less current portion [note 7]	4,253	6,339

Total liabilities	15,809	37,125
Commitments and contingencies [note 13]
Shareholders’ equity:
Common shares [note 11]:
$0.001 par value 25,000,000 shares authorized and 14,656,916 and 9,749,819 issued and outstanding at December 31, 2012 and 2011, respectively	15	10
Additional paid-in capital	165,395	108,986
Accumulated deficit	(101,840)	(80,742)
Accumulated other comprehensive income	2,637	2,636
Total shareholders’ equity	66,207	30,890

Total liabilities and shareholders’ equity	82,016	68,015

Subsequent events [note 15]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive loss

(In thousands of U.S. dollars, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
	$	$	$
COLLABORATION REVENUE (note 2 and 4)	20,095	5,496	13,616

EXPENSES
Research and development	39,948	21,553	18,483
General and administrative	7,791	6,230	5,840
Restructuring (gain) expense [note 7]	(1,657)	—	4,038

Total Operating expenses	46,082	27,783	28,361

OTHER INCOME (EXPENSE)
Interest income	292	220	86
Other	138	6	6
Warrant issuance costs	—	—	(1,027)
Gain on warrants	4,459	7,388	96

Total other income (expense)	4,889	7,614	(839)

Loss for the period before taxes	(21,098)	(14,673)	(15,584)
Income tax recovery [note 10]	—	—	(3,000)

Net loss attributable to common shareholders	(21,098)	(14,673)	(12,584)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized income (loss) on securities	1	31	(35)

Total other comprehensive income (loss)	1	31	(35)

Total comprehensive loss attributable to common shareholders	(21,097)	(14,642)	(12,619)

Basic and diluted net loss per common share [note 11[h]]	(1.56)	(1.51)	(1.79)

Weighted average number of common shares [note 11[h]]	13,522,723	9,729,340	7,030,903

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of U.S. dollars, except share amounts)

	Number of Common Shares	Common Shares and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Shareholders’ Equity
Balance, December 31, 2009	6,324,033	73,804	2,640	(53,485)	22,959

Stock-based compensation expense		642			642
Shares issued in October 2010 financing	3,174,602	32,319			32,319
Stock option exercises	194,956	824			824
Net unrealized loss on marketable securities			(35)		(35)
Loss for the period				(12,584)	(12,584)

Balance, December 31, 2010	9,693,591	107,589	2,605	(66,069)	44,125

Stock-based compensation expense		1,188			1,188
Shares issued in October 2010 financing
Stock option exercises	56,228	219			219
Net unrealized gain on marketable securities			31		31
Loss for the period				(14,673)	(14,673)

Balance, December 31, 2011	9,749,819	108,996	2,636	(80,742)	30,890

Stock-based compensation expense		2,175			2,175
Shares issued in March 2012 financing	4,789,750	53,777			53,777
Stock option exercises	117,347	462			462
Net unrealized gain on marketable securities			1		1
Loss for the period				(21,098)	(21,098)

Balance, December 31, 2012	14,656,916	165,410	2,637	(101,840)	66,207

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years ended December 31,
	2012	2011	2010
	$	$	$
OPERATING ACTIVITIES
Loss for the period	(21,098)	(14,673)	(12,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issuance costs	—	—	1,027
Gain on warrants	(4,459)	(7,388)	(96)
Depreciation	100	75	52
Stock-based compensation [note 11[c]]	2,175	1,188	642
Restructuring (gain) expense [note 7]	(1,657)	—	4,038
Gain on non-monetary transaction	(151)	—	—
Changes in operating assets and liabilities:
Interest receivable	36	211	(494)
Amounts receivable	(265)	201	2,379
Restricted cash	63	125	(502)
Prepaid expenses	(2,394)	1,275	(1,763)
Other Assets	(643)	3	(4)
Accounts payable and accrued liabilities	3,833	2,324	(13,560)
Lease obligation [note 7]	(762)	(253)	(1,069)
Deferred collaboration revenue [note 4]	(18,271)	(3,351)	(4,906)

Cash used in operating activities	(43,493)	(20,263)	(26,840)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	462	219	824
Issuance of warrants, net of warrant issuance costs	—	—	14,338
Issuance of common shares, net of share issue costs	53,777	—	32,319

Cash provided by financing activities	54,239	219	47,481

INVESTING ACTIVITIES
Purchase of investments	(110,443)	(75,147)	(93,018)
Proceeds from sale of investments	89,546	100,294	33,960
Purchase of property and equipment	(291)	(79)	(68)

Cash provided by (used in) investing activities	(21,188)	25,068	(59,126)

Effect of exchange rate changes on cash	—	(40)	(33)
Increase (decrease) in cash and cash equivalents during the period	(10,442)	4,984	(38,518)
Cash and cash equivalents, beginning of the period	28,517	23,533	62,051

Cash and cash equivalents, end of the period	18,075	28,517	23,533

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	89	—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and its wholly owned subsidiary OncoGenex Technologies Inc.

Liquidity

The Company has historically experienced recurring losses from operations that have generated an accumulated deficit of $101.8 million through December 31, 2012. At December 31, 2012, the Company had cash, cash equivalents and short-term investments of $75.4 million.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of its warrant liability and excess lease facility liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants and clinical trial and manufacturing accruals.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents, which it considers as available for sale and carries at market value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity.

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. The Company considers its short-term investments as available-for-sale and carries them at market value, with unrealized gains and losses except other than temporary losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

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

Revenue Recognition

Revenue recognized to date is attributable solely to the upfront payment the Company received in the fourth quarter of 2009 pursuant to its Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by the Company under the Clinical Development Plan the Company and Teva developed under which three phase 3 clinical trials are initiated. Under the Collaboration Agreement, the Company and Teva share certain custirsen-related development costs. The Company has spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by its personnel for the benefit of the custirsen development plan. On a quarterly basis Teva will reimburse all development expenses incurred in accordance with the Clinical Development Plan. The Company’s policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the Collaboration Agreement, see Note 4 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Collaboration Agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. The Company evaluated the facts and circumstances of the Collaboration Agreement to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under the Collaboration Agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and will be completed in the fourth quarter of 2012. Because the Company has been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, the Company concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

The Company has now recognized the entire $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis, as it incurred direct and indirect development costs under the Collaboration Agreement. As the direct and indirect costs associated with the Clinical Development plan were incurred and the associated revenue was recognized, the Current Deferred Collaboration Revenue balance was reduced to zero as at December 31, 2012.

Because the Company was not able to reliably estimate the fair value of the technology license, it used the residual value approach to determine the amount of revenue to recognize. Based on this approach, the Company recognized $22 million in 2009 relating to this element.

Under the Collaboration Agreement, the Company is entitled to receive up to $370 million upon the achievement of developmental and commercial milestones. The Company evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones. This conclusion was based primarily on the facts that each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, and that achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the it. The Company concluded that each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, that achievement of the milestone entails risk and was not reasonably assured at inception of the Collaboration Agreement, that substantial effort is required to complete each milestone, that the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, that a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and that the milestone payments, once received, relate solely to past performance. Based on the foregoing, the Company will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

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

Barter Transactions

During 2012, the Company entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future preclinical research services on OGX-427. Such credits are estimated to be redeemed over the one year period that the preclinical research services are expected to be rendered by the vendor.

The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income of $0.2 million which was recorded in the Company’s Consolidated Statement of Loss in the year ended December 31, 2012.

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

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on the Company’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The non-refundable tax credit reduces the tax provision; however, no reduction to the tax provision has been recorded to date as the Company records a full valuation allowance. All qualifying expenditures are eligible for non-refundable tax credits only.

Therapeutic Discovery Research Grants

The Internal Revenue Service’s therapeutic discovery tax credit program, created under the Patient Protection and Affordable Care Act of 2010, provides tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. The Company applied for and received funds under this program to support custirsen and OGX-427 development projects. The benefits of research grants under the Internal Revenue Service’s therapeutic discovery tax credit program were recognized in the year the qualifying expenditure was approved. The research grants reduced R&D expenditures in 2010.

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advanced payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses.

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on the Company’s behalf. The Company uses an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

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

Restricted Stock Awards

The Company grants restricted stock awards that generally vest and are expensed over a four-year period. In 2012, the Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, the Company evaluates whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision or the occurrence of other events that may have caused the awards to accelerate and vest.

Segment Information

The Company follows the requirements of ASC 280, “Segment Reporting.” The Company has one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale marketable securities. The Company has reported the components of comprehensive loss in the statement of shareholders’ equity.

Loss per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in accordance with the treasury stock method. The effect of potentially issuable common shares from outstanding stock options is anti-dilutive for all periods presented.

Warrants

The Company accounts for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of the Company’s common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with adjustments to sublease income assumptions relating to the Company’s Bothell facility (please see Note 7 to Notes to Consolidated Financial Statements) were reclassified during the third quarter of 2010 from research and development expenses to restructuring expenses. This reclassification on the statements of loss was made in all prior periods presented for comparability purposes. This reclassification had no effect on net loss attributable to common shareholders, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. For this foreign operation, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates. Gains and losses from this translation are recognized in the current consolidated statement of operations.

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

All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis beginning with the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

3. FINANCIAL INSTRUMENTS AND RISK

For certain of the Company’s financial instruments, including cash and cash equivalents, amounts receivable and accounts payable carrying values approximate fair value due to their short-term nature. The Company’s cash equivalents and short-term investments are recorded at fair value.

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

The Company invests its excess cash in accordance with investment guidelines, which limit the credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2012 the average days to maturity of the Company’s portfolio of cash equivalents and marketable securities was 121 days (December 31, 2011 – 131 days). The Company does not use derivative instruments to hedge against any of these financial risks.

4. COLLABORATION AGREEMENT

On December 20, 2009, the Company, through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein the Company believes is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid the Company upfront payments in the aggregate amount of $50 million, acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement and agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2012, and we do not expect to receive any such payments from Teva in 2013.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in the Company was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of the Company’s common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue.

In connection with the Collaboration Agreement and pursuant to the terms of agreements between the Company and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, the Company paid Isis $10 million which was recorded as research and development expense in 2009. The Company also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, the Company anticipates that it would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, the Company anticipates it will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless the Company’s royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by the Company. Minimum royalty rates payable by the Company assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. The Company did not make any royalty payments to Isis in 2012 and does not anticipate making any such payments to Isis in 2013. Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. The Company has an option to co-promote any Licensed Product in the United States and Canada.

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

Funding responsibilities for the Clinical Development Plan will be allocated as follows:

•

The Company is required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for the Company Development Expenses. As of December 31, 2012, The Company has spent the entire $30 million related to the development of custirsen, and

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

Upon entering into the Collaboration Agreement, the Company assessed whether withholding taxes were owed to the Israeli Tax Authority, or ITA, resulting from the Collaboration Agreement. It was the Company’s position that withholdings taxes were not owed, and a claim was issued to the ITA accordingly. For accounting purposes, management concluded that the withholdings tax claim was an uncertain tax position, and $3 million, which represented the potential withholdings tax obligation, once received from Teva was initially recorded as restricted cash pending the ITA review of the Company’s claim and a corresponding liability of $3 million was included in accounts payable and accrued liabilities. In June 2010, the Company received approval from the ITA for its request for a withholdings tax exemption on amounts received from Teva in relation to the Collaboration Agreement. Following receipt of this approval from the ITA the $3 million was released to the Company from escrow. Subsequently, the Company released the $3 million liability and recorded a $3 million income tax recovery in the second quarter of 2010.

Revenue for the year ended December 31, 2012 was $20.1 million, which consists of full recognition of the remaining balance of Deferred Collaboration Revenue representing OncoGenex’s contribution to the custirsen phase 3 development plan under our Collaboration Agreement with Teva and custirsen manufacturing costs and certain other preclinical and clinical trial costs incurred by OncoGenex in the year ended December 31, 2012 that are reimbursable from Teva. There was $5.5 million in revenue in the year ended December 31, 2011 as a result of the Collaboration Agreement with Teva.

Amendment to Isis and UBC License Agreements

To facilitate the execution and performance of the Collaboration Agreement, the Company and Isis agreed to amend the Isis License Agreement and the Company and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if the Company is the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires the Company and is the surviving company The $30 million in advanced reimbursement of development activities has been fully spent by OncoGenex prior to the third anniversary of the Collaboration Agreement between OncoGenex and Teva. As a result, the Company does not owe any payment to Isis related to the $30 million advance reimbursement from Teva.

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

As quoted prices in active markets are not readily available for certain financial instruments, the Company obtains estimates for the fair value of financial instruments through third-party pricing service providers.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,440	$—	$—	$2,440
Money market securities	15,949	—	—	15,949
Corporate bonds and commercial paper	—	57,308	—	$57,308
Total assets	$18,389	$57,308	$—	$75,697
Liabilities
Warrants	$—	$—	$3,422	$3,422

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash	$5,725	$—	$—	$5,725
Money market securities	21,163	—	—	21,163
Corporate bonds and commercial paper	—	38,416	—	38,416
Total assets	$26,888	$38,416	$—	$65,304
Liabilities
Warrants	$—	$—	$7,881	$7,881

Marketable securities consist of the following (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,440	$—	$—	$2,440
Money market securities	15,635	—	—	15,635
Corporate bonds and commercial paper	—	—	—	—
Total cash and cash equivalents	$18,075	$—	$—	$18,075
Money market securities	314	—	—	314
Total restricted cash	$314	$—	$—	$314
U.S. government securities	—	—	—	—
U.S. agency securities	—	—	—	—
Corporate bonds and commercial paper	57,312	4	(8)	57,308
Total short-term investments	$57,312	$4	$(8)	$57,308

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$5,725	$—	$—	$5,725
Money market securities	20,786	—	—	20,786
Corporate bonds and commercial paper	2,006	—	—	2,006
Total cash and cash equivalents	$28,517	$—	$—	$28,517
Money market securities	377	—	—	377
Total restricted cash	$377	$—	$—	$377
Corporate bonds and commercial paper	36,414	7	(11)	36,410
Total short-term investments	$36,414	$7	$(11)	$36,410

The Company’s gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2012 and 2011.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.

All of the marketable securities held as of December 31, 2012 and December 31, 2011 had maturities of one year or less. The Company only invests in A (or equivalent) rated securities with maturities of one year or less. The Company does not believe that there are any other than temporary impairments related to its investment in marketable securities at December 31, 2012, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

As of December 31, 2012, the Company recorded a $3.4 million warrant liability. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of the Company’s common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2012 (in thousands). Further, there have been no transfers of assets or liabilities to or from level 3.

	Liability at December 31, 2011	Gain on warrants	Liability at December 31, 2012
Warrant liability	$7,881	$4,459	$3,422

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Cost	Accumulated Depreciation	Net Book Value
December 31, 2012	$	$	$
Computer equipment	489	366	123
Furniture and fixtures	154	125	29
Leasehold improvements	55	49	6
Equipment under capital lease	106	64	42
Construction in Progress	171	—	171

Total property and equipment	975	604	371
December 31, 2011
Computer equipment	369	311	58
Furniture and fixtures	154	113	41
Leasehold improvements	55	46	9
Equipment under capital lease	106	34	72
Construction in Progress	—	—	—

Total property and equipment	684	504	180

7. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., (“OncoGenex Technologies”) whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of the Company’s current requirements. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents the Company’s best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

In December 2012, the Company decided to expand its occupancy of the Bothell facility and revised its assumptions used to estimate the excess lease facility liability. As of December 31, 2012 the estimated value of the liability was $4.6 million compared with $7.0 million as of December 31, 2011. The change in the estimated liability resulted from $0.7 million amortized into income through research and development expense and a reduction of the liability of $1.7 million recorded in the fourth quarter as a result of the updated assumptions related to occupancy of the Bothell facility.

(In thousands)	Liability at December 31, 2011	Amortization of excess lease facility	Reduction of Liability	Liability at December 31, 2012
Current portion of excess lease facility	$1,388	$41	$(379)	$1,050
Long-term portion of excess lease facility	5,651	(837)	(1,278)	3,536
Total	$7,039	$(796)	$(1,657)	$4,586

8. OTHER ASSETS

Other assets include prepaid amounts related to clinical trials that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

9. BARTER TRANSACTION

During 2012, the Company entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future preclinical research services on OGX-427. Such credits are to be redeemed over a 1 year period, beginning September 2012, for preclinical research services to be rendered by the vendor.

The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income on this exchange of $0.2 million, which was recorded in the Company’s Consolidated Statement of Loss, in 2012.

10. INCOME TAX

[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense is as follows. OncoGenex Technologies, a Canadian corporation, which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2012, 2011, and 2010 of 25.0%, 26.5%, and 28.5%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of the Company, which is a Delaware incorporated company subject to US Federal Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2012, 2011 and 2010 the future Canadian enacted rates the Company used were 25%, 25%, and 25%, respectively, while for the US the future enacted rate the Company used was 34% for all three periods presented.

(In thousands)	2012	2011	2010
	$	$	$
Income taxes at statutory rates (at a rate of 34% for all periods presented)	(7,152)	(4,989)	(5,298)
Expenses not deducted for tax purposes	(1,212)	(2,366)	425
Effect of tax rate changes on deferred tax assets and liabilities	—	—	—
Effect of foreign tax (Canadian) rate changes on deferred tax assets and liabilities	1,672	1,326	614
Reduction in benefit of operating losses	15	16	1,939
Reduction in the benefit of other tax attributes	551	468	394
Impact of withholding tax	—	—	(3,000)
Foreign exchange effect on valuation allowance	—	—	(534)
Investment tax credits	(485)	(588)	(252)
Research and development tax credits	—	—	—
Change in valuation allowance	6,324	6,175	2,620
Part VI.I tax deduction	—	—	—
Book to tax return adjustments	287	(42)	92
Other	—	—	—

Income tax expense	—	—	(3,000)

[b] At December 31, 2012, the Company has investment tax credits of $2.0 million (2011—$1.3 million) available to reduce future Canadian income taxes otherwise payable. The Company also has non-capital loss carryforwards of $58.3 million (2011—$41.1 million) available to offset future taxable income in Canada and federal net operating loss carryforwards of $141.5 million (2011 $133.1 million) to offset future taxable income in the United States.

Under Section 382 of the Internal Revenue Code of 1986, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. The Company has not completed a Section 382 study at this time to determine the impact ownership changes have had on its carryforwards. In each period since the Company’s inception, it has recorded a valuation allowance for the full amount of its deferred tax asset, as the realization of the deferred tax asset is uncertain.

As a result, the Company had not recognized any federal or state income tax benefit in its statement of operations. The initial public offering of common stock by the Company in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, the Company’s use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards in the United States before utilization.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

	Investment Tax Credits	Net Operating Losses	Non-capital Losses
	$	$	$
2011	—	47	—
2012	—	44	—
2013	—	—	—
2014	—	—	1,707
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	10,795	—
2019	—	32	—
2020	—	2,745	—
2021	2	400	—
2022	2	11,766	—
2023	1	10,785	—
2024	—	16,814	—
2025	—	2,062	7,407
2026	244	27,157	4,982
2027	71	22,225	5,650
2028	148	12,648	2,410
2029	317	4,357	—
2030	346	5,034	6,124
2031	486	6,210	12,782
2032	364	8,396	17,276

	1,981	141,517	58,338

In addition, the Company has unclaimed tax deductions of approximately $12.9 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The Company also has research and development tax credits of $1.7 million available to reduce future taxes payable in the United States. The research and development tax credits expire between 2013 and 2028

[c] Significant components of the Company’s deferred tax assets as of December 31 are shown below (in thousands):

	2012	2011
Deferred tax assets:	$	$
Tax basis in excess of book value of assets	930	1,181
Non-capital loss carryforwards	62,489	55,499
Research and development deductions and credits	6,212	5,672
Share issue costs	—	42
Stock options	2,077	1,632
Capital loss carryforward	51	51
Restructuring liability	1,799	2,611
Foreign tax credit	—	—
Other	51	211

Total deferred tax assets	73,609	66,899
Valuation allowance	(73,609)	(66,899)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2012 and 2011.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2012 is as follows:

December 31, 2012
(in thousands)	$
Balance as of December 31, 2010	2,007
Additions based on tax positions related to the current year	87
Deductions based on tax positions related to the current year	(158)

Balance as of December 31, 2011	1,936
Additions based on tax positions related to the current year	55
Deductions based on tax positions related to the current year	(24)

Balance as of December 31, 2012	1,967

As of December 31, 2012, unrecognized benefits of approximately $2.0 million, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets. See note 4 for discussion of the Company’s assessment of potential withholdings taxes owed to the ITA resulting from the Collaboration Agreement.

The Company’s accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2012 and December 31, 2011 the Company had no accrued interest and penalties related to income taxes.

The Company is subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax Jurisdiction	Years open to examination
Canada	2006 to 2012
US	2006 to 2012

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

Each whole warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the date of issuance at an exercise price of $20, and includes a cashless exercise feature. The Company accounts for warrants issued in October 2010 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants on the accompanying consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. The Company uses the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. On the date of issuance, the Black-Scholes value of the warrant was based on an assumed risk-free rate of 1.17%, volatility of 75% and an expected life of 5 years. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as gain (loss) on warrants.

The net proceeds to the Company, after underwriting discounts and commissions and other offering expenses, from the sale of the units were $46.7 million, of which $32.3 million was allocated to common shares and included in additional paid-in capital and $15.4 million was allocated to warrant liability. $1 million of underwriting discounts and commissions and other offering expenses allocated to the value of warrants was expensed in warrant issuance expense on the Company’s consolidated statement of loss.

At December 31, 2012, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2012 or 2011.

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

Stock Option Exercises

During the years ended December 31, 2012, 2011 and 2010 the Company issued 117,347, 56,228 and 194,956 common shares upon exercise of stock options, respectively. The Company issues new shares to satisfy stock option exercises.

[c] Stock options

As at December 31, 2012 the Company has reserved, pursuant to various plans, 1,265,857 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of the Company, of which 804,781 are reserved for options currently outstanding, and 461,076 are available for future option grants (December 31, 2011 – 799,624).

2010 Performance Incentive Plan

At the 2010 Annual Meeting of Stockholders of the Company held on May 26, 2011, stockholders of the Company approved an amendment to the Company’s 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 450,000 to 1,050,000. Under the plan, the Company may grant options to purchase common shares or restricted stock units in the Company to employees, directors, officers and consultants of the Company. The exercise price of the options is determined is determined by the Board but generally will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by the Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of the Board of Directors. The expiry date for each option is set by the Board with a maximum expiry date of ten years from the date of grant.

Options remain outstanding under a number of share option plans that had been approved by shareholders prior to the approval of the 2010 Performance Incentive Plan: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991 (1991 Plan), (b) the 1999 Nonqualified Stock Incentive Plan (1999 Plan), (c) the 2000 Stock Incentive Plan (2000 Plan), (d) the 2007 Performance Incentive Plan (2007 Plan) and (e) the OncoGenex Technologies Inc. Stock Option Plan (OncoGenex Technologies Plan).

ASC 718 Compensation – Stock Compensation

The Company recognizes expense related to the fair value of its stock-based compensation awards using the provisions of ASC 718. The Company uses the Black-Scholes option pricing model as the most appropriate fair value method for its awards and recognizes compensation expense for stock options on a straight-line basis over the requisite service period. In valuing its options using the Black-Scholes option pricing model, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates of the options.

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company considers the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the reverse takeover of Sonus. As the Company has concluded that it now has sufficient historical share price data to estimate the volatility of the Company’s stock options the expected volatility of options granted in 2012 was calculated based on the historical volatility of the shares of the Company’s common stock. The computation of expected volatility of options granted prior to 2012 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rate that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. The Company has never paid or declared dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rates	0.96%	1.70%	2.73%
Expected dividend yield	0%	0%	0%
Expected life	5.9 years	5.9 years	6.8 years
Expected volatility	95%	76%	75%

The weighted average fair value of stock options granted during the year ended December 31, 2012, 2011 and 2010 was $9.86, $10.70 and $11.08 per share, respectively.

Total stock-based compensation expense included in the Company’s statements of loss for the years ended December 31, 2012, 2011 and 2010 was $2.2 million, $1.2 million and $0.6 million respectively.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Years ended December 31,
	2012	2011	2010
	$	$	$
Research and development	899	509	331
General and administrative	1,276	679	311

Total stock-based compensation	2,175	1,188	642

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
	#	$
Balance, December 31, 2009	802,871	6.95
Option grants	170,872	15.87
Option cancellations	(7,311)	104.91
Option exercises	(194,956)	4.22

Option forfeited	(26,563)	7.35

Balance, December 31, 2010	744,913	8.74
Option grants	101,600	15.72
Option cancellations	(22,986)	13.95
Option exercises	(56,228)	3.88
Option forfeited	(971)	41.91

Balance, December 31, 2011	766,328	9.82
Option grants	172,650	12.97
Option cancellations	(12,309)	9.10
Option exercises	(117,347)	3.94
Option forfeited	(4,541)	15.26

Balance, December 31, 2012	804,781	11.34

The following table summarizes information about stock options outstanding at December 31, 2012 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of ordinary shares issuable upon exercise of outstanding options
Exercise Prices	Number of Options	Weighted- Average Exercise Price $	Weighted- Average Remaining Contractual Life (in years)
$2.69 — $2.85	34,000	2.69	2.82
$2.86 — $3.56	232,600	3.00	2.98
$3.57 — $12.48	68,840	10.12	6.85
$12.49 — $12.81	22,000	12.56	9.46
$12.82 — $13.06	118,750	13.00	9.35
$13.07 — $15.74	43,176	14.26	8.46
$15.75 — $16.40	121,700	15.97	7.95
$16.41 — $17.67	48,500	16.92	8.14
$17.68 — $21.67	39,115	18.95	5.24
$21.68 — $22.28	76,100	22.28	6.90

Total	804,781	11.34	6.26

(2) Number of ordinary shares issuable upon exercise of vested options
Exercise Prices	Number of Options	Weighted- Average Exercise Price $	Weighted- Average Remaining Contractual Life (in years)
$2.69 — $2.85	34,000	2.69	2.82
$2.86 — $3.56	232,600	3.00	2.98
$3.57 — $12.48	37,839	8.56	5.10
$12.49 — $12.81	42	12.61	9.91
$12.82 — $13.06	27,214	13.00	9.35
$13.23 — $15.74	20,111	14.48	7.75
$15.75 — $16.40	60,850	15.97	7.95
$16.41 — $17.67	21,906	16.91	8.12
$17.68 — $21.67	38,327	18.90	5.26
$21.68 — $22.28	57,076	22.28	6.90

Total	529,965	9.62	5.00

As at December 31, 2012 the total unrecognized compensation expense related to stock options granted was $2.7 million, which is expected to be recognized into expense over a period of approximately 2.4 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $1.6 million, $1.1 million and $0.7 million respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $0.6 million, and $2.4 million, respectively. At December 31, 2012, the aggregate intrinsic value of the outstanding options was $2.9 million and the aggregate intrinsic value of the exercisable options was $2.9 million.

[d] Restricted Stock Awards

The Company grants restricted stock awards that generally vest and are expensed over a four year period. In 2012, the Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision. For the year ended December 31, 2012, $0.6 million was recognized related to these awards. No restricted stock awards were granted during 2011.

The following table summarizes the Company’s restricted stock award activity during the years ended December 31, 2012 and 2011:

	2012		2011
	Stock Awards #	Weighted- Average Grant Date Fair Value $	Stock Awards #	Weighted- Average Grant Date Fair Value $
Outstanding January 1
Granted	180,085	13.01	—	—
Vested	—	—	—	—
Forfeited and expired	(8,000)	13.00	—	—

Outstanding December 31	172,085	13.01	—	—

As of December 31, 2012, the Company had approximately $1.4 million in total unrecognized compensation expense related to the Company’s restricted stock awards which is to be recognized over a weighted-average period of approximately 3.0 years

[e] Stock Warrants

At December 31, 2012, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2010 or December 31, 2011.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following year end balance sheet dates:

	Years ended December 31,
	2012	2011	2010
Risk-free interest rates	0.34%	0.55%	2.01%
Expected dividend yield	0%	0%	0%
Expected life	2.8 years	3.8 years	4.8 years
Expected volatility	45%	76%	75%

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

[h] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common shareholders per share:

	Years ended December 31,
(in thousands except shares and per share amounts)	2012	2011	2010

Numerator

Net loss attributable to common shareholders	$21,099	$14,673	$12,584

Denominator

Weighted average number of common shares outstanding	13,522,723	9,729,340	7,030,903

Basic and diluted net loss per common share	$1.56	$1.51	$1.79

As of December 31, 2012, 2011 and 2010 a total of 2.6 million, 2.4 million and 2.3 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

12. RELATED PARTY TRANSACTIONS

There were no related party transactions during the periods ended December 31, 2012, 2011 or 2010, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2012 and 2011. All transactions were recorded at their exchange amounts.

13. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, OncoGenex Pharmaceuticals, Inc., through its wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of the Company’s common stock at a premium under a separate Stock Purchase Agreement. The Company was required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of December 31, 2012, the full amount of the of $30.0 million in direct and indrect costs have been incurred by OncoGenex. Teva will fund all other expenses under the Clinical Development Plan.

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

In addition, the Company is required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments the Company may receive from Teva as part of the Collaboration Agreement; however, the Company believes that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that the Company will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. The Company is also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. The Company paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of OGX-427 in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2012 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2013.The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

The amendment to the Isis License Agreement provides, among other things, that if the Company is subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by the Company has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because the Company has now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire the Company and become the surviving company. If the $30 million in advanced reimbursement of development activities has not been spent by OncoGenex prior to December 20, 2012, the third anniversary of the Collaboration Agreement between OncoGenex and Teva, OncoGenex will pay Isis an amount equal to 30% of any un-spent portion less $3.5 million. As of December 31, 2012 the Company had contributed $30 million to the development of custirsen, therefore the Company does not owe any payment to Isis related to the $30 million advance reimbursement from Teva.

Lease Arrangements

The Company has an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2013	$107
2014	$81

Total	$188

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit was issued by the Company in 2010, and $0.3 million remains in a restricted money market account as collateral. The Company continues to evaluate opportunities to exit or sublet portions of the leased space and has recorded a liability in the excess facilities lease charge of $4.6 million as at December 31, 2012 (please see Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

If the Company is unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2013	2,180
2014	2,246
2015	2,313
2016	2,382
Remainder	2,455

Total	$11,576

Consolidated rent expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2012, 2011, and 2010 was $2.7 million, $2.6 million, and $2.3 million respectively.

Guarantees and Indemnifications

The Company indemnifies its officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2012.

The Company has certain agreements with certain organizations with which it does business that contain indemnification provisions pursuant to which it typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

Material Changes in Financial Condition

	December 31, 2012	December 31, 2011
(in thousands)
Total Assets	$82,016	$68,015
Total Liabilities	$15,809	$37,125
Total Equity	$66,207	$30,890

The increase in total assets from December 31, 2011 to December 31, 2012 primarily relates to increases in short term investments from funds provided by the March 2012 public offering. The decrease in total liabilities from December 31, 2011 relates predominantly to the revaluation of the warrant liability, amortization and re-measurement of restructuring-related liabilities, and the recognition of deferred collaboration revenue. The increase in total equity relates primarily to issuance of common stock from the March 2012 public offering, partially offset by the net loss for the period.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2012 and 2011 (in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

2012	$	$	$	$
Collaboration revenue	9,780	6,570	2,429	1,316

Research and development	15,645	12,895	6,326	5,082
General and administrative	2,042	1,965	2,047	1,737
Restructuring gain	(1,657)	—	—	—

Total expenses	16,030	14,860	8,373	6,819
Other income (expense)	2,147	2,370	1,729	(1,357)

Net loss attributable to common shareholders	(4,103)	(5,920)	(4,215)	(6,860)
Basic and diluted net loss per share	(0.28)	(0.40)	(0.29)	(0.67)

2011
Collaboration revenue	1,236	1,174	1,887	1,199

Research and development	7,477	3,814	5,409	4,853
General and administrative	1,731	1,457	1,471	1,571
Restructuring expense	—	—	—	—

Total expenses	9,208	5,271	6,880	6,424
Other income (expense)	(1,596)	8,567	(1,537)	2,180

Net income (loss) attributable to common shareholders	(9,568)	4,470	(6,530)	(3,045)
Basic net income (loss) per share	(0.98)	0.46	(0.67)	(0.31)
Diluted net income (loss) per share	(0.98)	0.45	(0.67)	(0.31)

15. SUBSEQUENT EVENTS

In early January 2013, Scott Cormack, the President and Chief Executive Officer of OncoGenex Pharmaceuticals, Inc. (the “Company”) and Michelle Burris, the Executive Vice President of Operations, Chief Financial Officer, Principal Accounting Officer, Treasurer and Secretary of the Company, disclosed to the Company’s board of directors that they have a developing personal relationship with one another that warranted consideration of their reporting relationship and duties. After consideration and discussion by the independent members of the Company’s board of directors, as well as consultations with Mr. Cormack and Ms. Burris, the Company’s board of directors determined that it would be advisable for Ms. Burris to transfer her executive duties to others and to continue portions of her work in operations as a consultant to the Company, reporting directly to the board of directors.

On February 1, 2013, Ms. Burris resigned as the Company’s Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer. From February 1, 2013 to March 31, 2013, Ms. Burris will continue to serve as the Company’s Executive Vice President of Operations. During such time, Ms. Burris will continue to receive her regular base salary and will be eligible to participate in benefits customarily afforded to other employees. In addition, her outstanding stock options and restricted stock units will continue to vest.

Effective March 31, 2013, Ms. Burris will resign as the Company’s Executive Vice President of Operations, and the Company has agreed to pay all wages, bonuses, vacation, reimbursable expenses and similar payments due to Ms. Burris as of such date. If Ms. Burris agrees to release all claims against the Company, the Company has agreed to engage Ms. Burris as a consultant for a period of one year, beginning on the date she agrees to release all claims. The term of the consultancy may be extended by mutual agreement of the parties. As a consultant to the Company, Ms. Burris will receive a monthly retainer of approximately $34,000 and reimbursement of health insurance coverage. Ms. Burris will also be eligible to receive an incentive payment of up to 40% of the aggregate amounts paid to Ms. Burris from the Company during the 2013 fiscal year, which will be based on a percentage according to the Company’s achievement of corporate objectives, as well as continued vesting of all of her outstanding stock options and restricted stock units through the term of the consultancy.

Following the end of the consultancy, if Ms. Burris agrees to release all claims against the Company, the Company will pay Ms. Burris a lump sum payment of approximately $410,000, which is consistent with the severance payment in her prior employment contract, or, if the consultancy ends within three months before or within 12 months after a change of control of the Company, a lump sum payment of approximately $511,000, plus a bonus based on the average of bonus and incentive payments paid to Ms. Burris in the 24 months prior to the end of the consultancy, which is consistent with the change in control provisions in her prior employment contract. Additionally, the Company will accelerate the vesting of Ms. Burris’s outstanding stock options and restricted stock units that would have vested over a 12-month period had she continued to provide services to the Company. If the consultancy ends within three months before or within 12 months after a change of control of the Company, all of Ms. Burris’s outstanding stock options and restricted stock units will immediately vest. The Company will also pay Ms. Burris a lump sum payment to continue her existing health benefits for 12 months or, if the consultancy ends within three months before or within 12 months after a change of control of the Company, for 15 months. However, the Company will not pay the foregoing payments or accelerate the vesting of outstanding stock options and restricted stock units if Ms. Burris terminates the consultancy early for convenience, or the Company terminates the consultancy as a result of Ms. Burris’s uncured breach of her consulting agreement.

The accounting implications of the above are in the process of being determined and will be reached beginning in fiscal 2013.

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2012:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	966,148	(1)	$9.41	(1)	461,076	(1)

Equity compensation plans not approved by security holders(2)	10,718		2.69		—

Total	976,866		$9.44		461,076

(1)	As of December 31, 2012, we maintained the following equity compensation plans, which were approved by security holders: (a) Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1991, (b) 1999 Nonqualified Stock Incentive Plan, or the 1999 Plan, (c) the 2000 Stock Incentive Plan, (d) the 2007 Performance Incentive Plan, (e) the OncoGenex Technologies Amended and Restated Stock Option Plan and (f) the 2010 Performance Incentive Plan.

(2)	The 1999 Plan is a broad-based plan for which stockholder approval was not required or obtained. On February 11, 2010, the 1999 Plan terminated in accordance with its terms. All stock options, rights to purchase and restricted stock outstanding as of such time will continue in effect in accordance with their respective terms. Stock options granted under the 1999 Plan were generally granted with an exercise price equal to fair market value on the date of grant. Pursuant to the 1999 Plan, upon a change in control, the vesting period for outstanding options, rights to purchase and restricted stock granted under the 1999 Plan will accelerate and the administrator of the 1999 Plan may provide for the purchase or exchange of each option or right to purchase, adjust the terms of each option or right to purchase, cause the options and rights to purchase to be assumed, or new rights substituted therefor, or make such other provision as the administrator determines is equitable.

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†	DEF 14A	000-21243	Annex A	July 3, 2008

2.2	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008	10-Q	000-21243	2.2	November 10, 2008

2.3	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008	10-Q	000-21243	2.3	November 10, 2008

3.1	Amended and Restated Certificate of Incorporation (As Amended Through October 17, 1995)	S-1	33-96112	3.2	September 25, 1995

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.2	Certificate of Amendment to Certificate of Incorporation filed on May 6, 1999	10-Q	000-21243	3.3	May 13, 1999

3.3	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 6, 1999	8-K	033-80623	3.1	March 11, 2009

3.4	Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004	10-K	033-80623	3.4	March 11, 2009

3.5	Certificate of Correction filed on March 9, 2009 to Certificate of Amendment filed on May 7, 2004	8-K	033-80623	3.2	March 11, 2009

3.6	Certificate of Amendment to Certificate of Incorporation filed on August 20, 2008	10-Q	000-21243	3.2	November 10, 2008

3.7	Certificate of Amendment to Certificate of Incorporation filed on June 8, 2010	8-K	033-80623	3.2	June 14, 2010

3.8	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.	10-Q	033-80623	3.1	August 2, 2012

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2.1	July 25, 2002

4.3	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2	October 18, 2005

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	3	August 14, 2006

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
4.5	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.	8-K	000-21243	4.1	May 30, 2008

4.6	Form of OncoGenex Voting Agreement	DEF 14A	000-21243	Annex D-1	July 3, 2008

4.7	Form of Sonus Voting Agreement	DEF 14A	000-21243	Annex D-2	July 3, 2008

10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991 (the “1991 Plan”), as amended††	S-1	33-96112	10.1	September 25, 1995

10.2	Form of Incentive Option Agreement (pertaining to the 1991 Plan)††	S-1	33-96112	10.2	September 25, 1995

10.3	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan††	S-1	33-96112	10.3	September 25, 1995

10.4	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)††	10-Q	000-21243	10.7	May 13, 1999

10.5	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan††	10-Q	000-21243	10.8	May 13, 1999

10.6	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan††	10-Q	000-21243	10.9	May 13, 1999

10.7	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)††	10-Q	000-21243	10.41	August 14, 2000

10.8	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan††	10-Q	000-21243	10.23	November 8, 2006

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.9	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)††	10-Q	000-21243	10.42	August 14, 2000

10.10	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.11	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.12	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan††	10-Q	000-21243	10.2	November 9, 2007

10.13	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.14	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.††	S-8	333-153206	4.2	August 26, 2008

10.15	Form of OncoGenex Pharmaceuticals, Inc 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.16	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement††	8-K	033-80623	10.2	June 14, 2010

10.17	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.18	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program††	8-K	033-80623	10.1	April 2, 2009

10.19	Agreement and Consent Form (related to the Short Term Incentive Awards Program)††	8-K	033-80623	10.2	April 2, 2009

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.20	OncoGenex Pharnaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	10-Q	033-80623	10.1	November 3, 2011

10.21	Form of Indemnification Agreement for Officers and Directors of the Company††	S-1	33-96112	10.19	September 25, 1995

10.22	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.23	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn††	F-1	333-139293	10.8	December 13, 2006

10.24	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009††	10-Q	033-80623	10.25	November 5, 2009

10.25	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.26	Employment Agreement dated October 14, 2008 between OncoGenex Technologies Inc. and Cameron Lawrence††	8-K	033-80623	10.1	March 1, 2010

10.27	Employment Amending Agreement dated January 1, 2009 between OncoGenex Technologies Inc. and Cameron Lawrence††	8-K	033-80623	10.2	March 1, 2010

10.28	Letter and Release Agreements with Cameron Lawrence dated May 31, 2012††	10-Q	033-80623	10.1	August 2, 2012

10.29	Employment Agreement dated November 5, 2010 between OncoGenex Technologies Inc. and Michelle Burris††	8-K	033-80623	10.1	November 8, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.30	Transition and Separation Letter Agreement between OncoGenex Pharmaceuticals, Inc. and Michelle Burris dated February 1, 2013††	8-K	033-80623	10.1	February 4, 2013

10.31	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and Susan Wyrick dated February 1, 2013††	8-K	033-80623	10.2	February 4, 2013

10.32	Form of Warrant to Purchase Common Stock	8-K	033-80623	4.1	October 19, 2010

10.33	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006	10-K	000-21243	10.39	March 16, 2007

10.34	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007	10-K	000-21243	10.41	March 14, 2008

10.35	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008	10-Q	000-21243	10.1	May 9, 2008

10.36	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*	10-K	033-80623	10.36	March 11, 2009

10.37	Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009	10-K	033-80623	10.36	March 8, 2010

10.38	Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*	10-K	033-80623	10.37	March 8, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.39	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*	F-1, Amendment No. 1	333-139293	10.13	January 29, 2007

10.40	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)	10-Q	000-21243	2.3	November 10, 2008

10.41	Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.40	March 8, 2010

10.42	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.11	January 29, 2007

10.43	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.14	January 29, 2007

10.44	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)	10-Q	000-21243	10.40	November 10, 2008

10.45	Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.44	March 8, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.46	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012	10-K	033-80623	10.49	March 8, 2012

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on Page 114)					X

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document#					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.SCH	XBRL Taxonomy Extension Schema Document#					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#					X

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
††	Indicates management contract or compensatory plan or arrangement.
*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC. (Registrant)

Date: March 7, 2013	By:	/s/ SCOTT CORMACK
Scott Cormack
Chief Executive Officer and President
(principal executive officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Cormack and [Michelle Burris], jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ SCOTT CORMACK	Chief Executive Officer, President and	Date: March 7, 2013
	Scott Cormack	Director (principal executive officer)

By:	/s/ SUSAN WYRICK	Senior Director, Finance and Principal	Date: March 7, 2013
	Susan Wyrick	Accounting Officer (principal accounting officer)

By:	/s/ JACK GOLDSTEIN	Chairman of the Board and Director	Date: March 7, 2013
Jack Goldstein

By:	/s/ NEIL CLENDENINN	Director	Date: March 7, 2013
Neil Clendeninn

By:	/s/ MARTIN MATTINGLY	Director	Date: March 7, 2013
Martin Mattingly

By:	/s/ H. STEWART PARKER	Director	Date: March 7, 2013
H. Stewart Parker

By:	/s/ DAVID SMITH	Director	Date: March 7, 2013
David Smith