Form 10-Q
period 2013-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2013-05-02
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $0.001 par value	14,670,395

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except per share and share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents [note 4]	18,628	18,075
Short-term investments [note 4]	45,961	57,308
Interest receivable	321	327
Amounts receivable	5,156	714
Prepaid expenses	3,385	3,755

Total current assets	73,451	80,179
Restricted cash [note 4]	314	314
Property and equipment, net	437	371
Other assets	1,152	1,152

Total assets	75,354	82,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7,925	7,050
Current portion of long-term obligations [note 6]	1,088	1,084
Warrant liability [note 4 and note 5]	1,988	3,422

Total current liabilities	11,001	11,556
Long-term obligations, less current portion [note 6]	4,088	4,253

Total liabilities	15,089	15,809
Commitments and contingencies [note 7]
Stockholders’ equity:
Common shares [note 5]:
$0.001 par value 25,000,000 shares authorized and 14,670,020 and 14,656,916 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	15	15
Additional paid-in capital	166,156	165,395
Accumulated deficit	(108,537)	(101,840)
Accumulated other comprehensive income	2,631	2,637
Total stockholders’ equity	60,265	66,207

Total liabilities and stockholders’ equity	75,354	82,016

Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended March 31,
	2013	2012
	$	$
COLLABORATION REVENUE [note 3]	5,076	1,316

EXPENSES
Research and development	10,855	5,082
General and administrative	2,500	1,737

Total operating expenses	13,355	6,819

OTHER INCOME (EXPENSE)
Interest income	52	50
Other	96	23
Gain (loss) on warrants	1,434	(1,430)

Total other income (expense)	1,582	(1,357)

Net loss	(6,697)	(6,860)

OTHER COMPREHENSIVE LOSS
Net unrealized loss on securities	(6)	(5)

Comprehensive loss	(6,703)	(6,865)

Basic and diluted net loss per common share [note 5]	(0.46)	(0.67)

Weighted average number of common shares [note 5]	14,660,643	10,235,237

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended
	March 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss	(6,697)	(6,860)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	(1,434)	1,430
Depreciation	44	19
Stock-based compensation [note 5[c]]	748	320
Changes in operating assets and liabilities:
Interest receivable	6	(9)
Amounts receivable	(4,442)	47
Prepaid expenses	370	(869)
Accounts payable and accrued liabilities	875	(340)
Excess lease liability [note 6]	(161)	(185)
Deferred collaboration revenue	—	(936)

Cash used in operating activities	(10,691)	(7,383)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	10	2
Issuance of common shares, net of share issue costs	—	53,777

Cash provided by financing activities	10	53,779

INVESTING ACTIVITIES
Purchase of investments	(14,215)	(41,710)
Proceeds from maturities of investments	25,562	23,651
Purchase of property and equipment	(110)	—

Cash provided by (used in) investing activities	11,237	(18,059)

Effect of exchange rate changes on cash	(3)	(2)
Increase in cash and cash equivalents during the period	553	28,335
Cash and cash equivalents, beginning of the period	18,075	28,517

Cash and cash equivalents, end of the period	18,628	56,852

Supplemental cash flow information
Property and equipment acquired under lease obligation	24	—

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

OncoGenex Pharmaceuticals, Inc. (referred to as “OncoGenex,” “we,” “us,” or “our”) is a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We were incorporated in the state of Delaware and are headquartered in Bothell, Washington and have a subsidiary in Vancouver, British Columbia.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the United States Securities and Exchange Commission (“SEC”) on March 7, 2013.

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated.

2.	ACCOUNTING POLICIES

Recently Adopted Accounting Policies

In February 2013, the FASB issued ASU No. 2013-02, “Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

3.	COLLABORATION AGREEMENT

On December 20, 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. Under the Collaboration Agreement, Teva paid us upfront payments in the aggregate amount of $50 million, acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement and agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We do not expect to receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2013.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in us was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of our common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue in 2009.

In connection with the Collaboration Agreement and pursuant to the terms of agreements between us and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, we paid Isis $10 million which was recorded as research and development expense in 2009. We also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which has been recorded as research and development expense in 2009. Pursuant to the terms of the agreements, we anticipate that we would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, we anticipate we will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We do not expect to make any royalty payments to Isis in 2013. Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. We have an option to co-promote any Licensed Product in the United States and Canada.

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

Teva will be responsible for conducting any other trials and development work necessary to obtain required regulatory approvals. We may assume some of these activities if assigned by the joint steering committee. Teva will be responsible for all such costs. The joint steering committee will oversee the development and regulatory approval of any Licensed Product. We may terminate our participation in the joint steering committee at any time.

Funding responsibilities for the Clinical Development Plan are allocated as follows:

•

We were required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our Development Expenses. As of December 31, 2012, we had spent the entire $30 million related to the development of custirsen, and

•	Teva will fund all other expenses under the Clinical Development Plan.

The Collaboration Agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three Phase 3 clinical trials set forth in the Clinical Development Plan, or upon early termination due to a material adverse change in our patent rights related to custirsen or safety issues or “futility” as defined in the Collaboration Agreement, Teva may terminate the Collaboration Agreement at its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the Collaboration Agreement for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three Phase 3 clinical trials, except for specified development expenses that are our responsibility. Either party may terminate the Collaboration Agreement for an uncured material breach by the other party, unless such breach is not curable, in which case the agreement may not be terminated unless the other party fails to use commercially reasonable efforts to prevent a similar subsequent breach. Either party also may terminate the Collaboration

Agreement upon the bankruptcy of either party. If the Collaboration Agreement is terminated by us for other than an uncured material breach by Teva, we will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) vary depending on whether termination occurs prior to the first regulatory approval in the United States or a primary European Market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of ten years after the first commercial sale of a Licensed Product or certain thresholds related to generic competition.

In the event of a change of control of OncoGenex, within 90 days of the change of control, Teva may terminate the joint steering committee at its sole discretion, terminate the co-promotion option at its sole discretion if the option has not been exercised by us or, if exercised, but not yet executed by us, or terminate the co-promotion option if in its commercially reasonable opinion co-promotion with our successor would be materially detrimental to Teva’s interests.

Revenue under the Teva agreement for the three months ended March 31, 2013 and 2012 was $5.1 million and $1.3 million, respectively. The entire amount receivable at March 31, 2013 of $5.1 million represents unbilled expense reimbursements from Teva. Consequently, we are exposed to a significant concentration of credit risk. Per the Collaboration Agreement with Teva, the first quarter unbilled expense reimbursements were invoiced in April 2013.

4.	FAIR VALUE MEASUREMENTS

With the adoption of ASC 820 “Fair Value Measurements and Disclosures,” beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of our financial instruments including amounts receivable, interest receivable and accounts payable, the carrying values approximate fair value due to their short-term nature.

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

As quoted prices in active markets are not readily available for certain financial instruments, we obtain estimates for the fair value of financial instruments through third-party pricing service providers.

In determining the appropriate levels, we performed a detailed analysis of the assets and liabilities that are subject to ASC 820.

We invest our excess cash in accordance with investment guidelines that limit the credit exposure to any one financial institution other than securities issued by the U.S. Government. These securities are not collateralized and mature within one year or less.

A description of the valuation techniques applied to our financial instruments measured at fair value on a recurring basis follows.

Financial Instruments

Cash

Significant amounts of cash and cash equivalents are held on deposit with large well established U.S. and Canadian financial institutions.

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

Warrants

As of March 31, 2013, we recorded a $2.0 million warrant liability. We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants are categorized in Level 3 of the fair value hierarchy.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,612	$—	$—	$2,612
Money market securities	16,330	—	—	16,330
Government securities	—	—	—	—
Corporate bonds and commercial paper	—	45,961	—	45,961

Total assets	$18,942	$45,961	$—	$64,903
Liabilities
Warrants	$—	$—	$1,988	$1,988

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2013. There have been no transfers of assets or liabilities to or from level 3 (in thousands):

	Liability at December 31, 2012	Gain (loss) on warrants	Liability at March 31, 2013
Warrant liability	$3,422	$1,434	$1,988

Marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013

Cash	$2,612	$—	$—	$2,612
Money market securities	16,016	—	—	16,016

Total cash and cash equivalents	$18,628	$—	$—	$18,628

Money market securities	314	—	—	314

Total restricted cash	$314	$—	$—	$314

Corporate bonds and commercial paper	45,971	1	(11)	45,961

Total short-term investments	$45,971	$1	$(11)	$45,961

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2013 and 2012.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at March 31, 2013, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5.	COMMON STOCK

[a]	Authorized

25,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

During the three month period ended March 31, 2013, we issued 3,100 and 10,004 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 300 common shares to satisfy stock option exercises during the three month period ended March 31, 2012. There were no restricted stock unit settlements in 2012.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2013 we had reserved, pursuant to various plans, 1,417,507 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 980,227 are reserved for options currently outstanding, 382,919 are reserved for restricted stock units currently outstanding and 54,361 are available for future equity grants.

Stock Option Summary

Options vest in accordance with terms as determined by our Board of Directors, or the Board, which terms are typically four years for employee grants and one to three years for Board option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board, but generally will be at least equal to the fair value of the share at the grant date.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
	#	$
Balance, December 31, 2012	804,781	11.34
Option grants	182,182	11.97
Option expirations	(3,061)	4.11
Option exercises	(3,475)	3.00
Option forfeitures	(200)	14.49

Balance, March 31, 2013	980,227	11.51

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2013	2012

Risk-free interest rates	1.12%	—

Expected dividend yield	0%	—

Expected life	5.9 years	—

Expected volatility	88%	—

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The expected volatility of options granted in 2012 and 2013 was calculated based on the historical volatility of the shares of our common stock. The computation of expected volatility of options granted prior to 2012 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	$	$
Research and development	312	135
General and administrative	436	185

Total share-based compensation	748	320

As of March 31, 2013 and December 31, 2012, the total unrecognized compensation expense related to stock options granted was $3.8 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately four years.

As of March 31, 2013 and December 31, 2012, a total of 3.0 million and 2.6 million, respectively, of options, restricted stock units and warrants that have not been included in the calculation of potential common shares in the loss per share computation as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. In 2013, we also granted restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three months ended March 31, 2013, $0.3 million of compensation expense was recognized related to these awards. No restricted stock unit awards were granted during the three months ended March 31, 2012.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2013 and 2012:

	2013		2012
	Stock Awards #	Weighted- Average Grant Date Fair Value $	Stock Awards #	Weighted- Average Grant Date Fair Value $
Outstanding January 1	172,035	13.01	—	—
Granted	225,345	11.96	—	—
Vested	(13,899)	13.00	—	—
Forfeited or expired	(562)	13.00	—	—

Outstanding March 31	382,919	12.39	—	—

As of March 31, 2013, we had approximately $3.6 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.4 years.

[e]	Non-employee options and restricted stock units

We recognize non-employee stock-based compensation expense over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, remeasure unvested options and restricted stock units and record the stock-based compensation using the valuation as of the vesting date. This differs from the accounting for employee awards where the fair value is determined at the grant date and is not subsequently adjusted. This remeasurement may result in higher or lower stock-based compensation expense in the statement of operations. As such, changes in the market price of our stock could materially change the value of an option or restricted stock unit and the resulting stock-based compensation expense.

[f]	Stock Warrants

As of March 31, 2013, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three month periods ended March 31, 2013 or 2012.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Three Months Ended March 31,
	2013	2012

Risk-free interest rates	0.31%	0.66%

Expected dividend yield	0%	0%

Expected life	2.6 years	3.6 years

Expected volatility	44%	77%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc. (“Sonus”) completed a transaction (“the Arrangement”) with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The estimated value of the liability remaining with respect to excess facilities was $4.6 million as of December 31, 2012. In the three months ended March 31, 2013, with respect to excess facilities, $0.2 million was amortized into income resulting in a remaining liability of $4.4 million at March 31, 2013. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2012	Amortization of excess lease facility	Additional liability recorded	Liability at March 31, 2013
Current portion of excess lease facility	1,050	7	—	1,057
Long-term portion of excess lease facility	3,536	(171)	—	3,365

Total	4,586	(164)	—	4,422

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We were required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of December 31, 2012, the full amount of the $30 million in direct and indirect costs was incurred by us. Accordingly, Teva will fund all other expenses under the Clinical Development Plan, which represents all of the Company’s revenues in the first quarter of 2013.

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

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a Phase 2 clinical trial of OGX-427 in patients with CRPC. We do not anticipate making any royalty payments to Isis under the terms of the agreement in 2013. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

To facilitate the execution and performance of the Collaboration Agreement with Teva, we and Isis agreed to amend the Isis License Agreement and us and UBC agreed to make a corresponding amendment to the UBC License Agreement, in each case, effective December 19, 2009 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire us and become the surviving company.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

CAD
2013	$79
2014	$79

Total	$158

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Long Term Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. We have recorded a liability in the excess facilities lease charge of $4.4 million as at March 31, 2013 (note 6).

If we are unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2013	$1,635
2014	2,246
2015	2,313
Remainder	4,836

Total	$11,030

Consolidated rent expense related to both the Vancouver, Canada and Bothell, Washington offices in use periods ended March 31, 2013 and 2012 was $0.7 million and $0.7 million respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officers’, directors’ and certain consultants’ lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2013.

We have certain agreements with certain organizations with which we does business that contain indemnification provisions pursuant to which we typically agrees to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

8.	SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2013. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

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

Overview

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline: custirsen, OGX-427 and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and OGX-427 are clinical-stage assets.

Our product candidates focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Product Candidate Custirsen

In December 2009, we announced our entry into the Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding OGX-427 and OGX-225).

We and Teva have developed an Amended Clinical Development Plan under which the following three Phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. The SYNERGY trial is continuing as planned per the recommendation of an independent Data Monitoring Committee (DMC), who have completed the second and last futility analyses per protocol. The planned efficacy interim analysis has not yet occurred. The expected timing of final results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first half of 2014.

•

The AFFINITY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this Phase 3 clinical trial in August 2012.

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. We expect to evaluate both progression-free survival, or PFS, and overall survival, or OS, during the interim analyses. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility the trial would be stopped. The trial will not be stopped early in order to claim efficacy.

Custirsen received Fast Track designation from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the Special Protocol Assessment, or SPA, process including the increase in the accrual target to 1,000 patients. Custirsen has also received Fast Track designation from FDA for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which aligned with our development plan regarding our proposed preclinical studies, the SYNERGY trial design and analyses for the Phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

We and collaborating investigators have conducted five Phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancers.

Results have been presented for each of these Phase 2 trials. Our Phase 3 registration trials have been designed based on our Phase 2 clinical trials. Data from these Phase 2 trials demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies.

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

In 2013, we initiated the “ORCA™” (On-going studies evaluating treatment Resistance in CAncer) program, which encompasses clinical trials designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for OGX-427 across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate the development of OGX-427. In addition, we are supporting and intend to support specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials for possible market approval.

Our current OGX-427 development activities for bladder cancer include the following clinical trials:

•

The BL-01 Trial: An investigator-sponsored Phase 1 trial to evaluate OGX-427 when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 36 patients. It is designed to determine the safety and will measure the direct effect of OGX-427 on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of OGX-427 when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

•

The Borealis-1™ Trial: An OncoGenex-sponsored Phase 2 trial of OGX-427 in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled trial evaluating OGX-427 in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm is currently enrolling approximately 60 patients; the trial has been initiated in sites throughout the United States, Canada and Europe. The trial will be conducted as an event-driven trial such that we anticipate the final analysis will have at least 80% power to show a critical hazard ratio of approximately 0.66 to 0.71. This type of Phase 2 trial design will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint. This trial is ongoing with an enrollment target of approximately 180 patients. We expect to complete patient accrual in the second half of 2013.

•

The Borealis-2™ Trial: The investigator-sponsored, randomized Phase 2 trial evaluating OGX-427 in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. This trial is designed to have adequate power to detect a survival benefit in the docetaxel + OGX-427 arm corresponding to a hazard ratio (docetaxel + OGX-427/ docetaxel) = 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90%

power to detect a difference in overall survival. We expect to enroll approximately 200 patients. Patients may also continue weekly OGX-427 infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013.

Our current OGX-427 development activities for NSCLC include the following clinical trial:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating OGX-427 in patients with previously untreated advanced non-squamous non-small cell lung cancer (NSCLC). The trial will randomize approximately 155 patients with non-squamous NSCLC to receive either OGX-427 plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy. The aim of the trial is to determine if adding OGX-427 to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, tolerability, and the effect of therapy on Hsp27 levels. Plans for Spruce were announced in April 2013 and patient enrollment is expected to begin in mid-2013.

Our current OGX-427 development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating OGX-427 in combination with Abraxane® and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The trial will randomize patients to receive either OGX-427 or placebo in combination with Abraxane and gemcitabine therapy. The primary objective of the trial will be overall survival (OS), with additional analyses to evaluate progression-free survival (PFS), tumor response rates, safety, tolerability, and the effect of therapy on heat shock protein (Hsp27) levels. Plans for Rainier were announced in May 2013 and patient enrollment is expected to begin in mid-2013.

Our current OGX-427 development activities for prostate cancer include the following clinical trials:

•

The PR-01 Trial: An investigator-sponsored Phase 2 trial evaluating OGX-427 when administered with prednisone to patients with CRPC. PR-01 has completed enrollment with data collection ongoing. This randomized, controlled trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of OGX-427 on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology, or ESMO, meeting in September 2012.

•

The Pacific Trial™: An investigator-sponsored, randomized Phase 2 trial evaluating OGX-427 in men with CRPC who are experiencing a rising PSA while receiving Zytiga (abiraterone acetate). The aim of the trial is to determine if adding OGX-427 to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels will be evaluated. We expect approximately 80 patients will be enrolled. The trial was initiated in December 2012.

Additional updates to the ORCA program are expected to be provided later this year. Results of these trials may direct future company-sponsored trials in indications that show promising clinical benefits.

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments. We do not expect to receive any payments from Teva resulting from the achievement of developmental or commercial milestones in 2013. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with their assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

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

Currently, we manage our company-sponsored clinical trials through contract research organizations and independent medical investigators at their sites and at hospitals and expect this practice to continue. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

Several of our clinical trials have been supported by grant funding that was received directly by the hospitals and/or clinical investigators conducting the clinical trials as Investigator-sponsored trials, thereby allowing us to complete these clinical trials at a lower cost to us.

Per the terms of the agreement with Teva, we have spent the required $30 million in direct and indirect development costs related to custirsen. Teva is required to fund all additional expenses under the Amended Clinical Development Plan. We expect aggregate full-time equivalent reimbursement of between $1.2 and $2.0 million annually from 2013 to 2014, which will be reimbursed to us from Teva.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, business development, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research, business consulting and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs. While we believe that G&A resources are sufficient to carry on existing development activities, we anticipate that G&A expenses will increase in the future as we continue to expand our operating activities.

Warrant liability

At March 31, 2013, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three months ended March 31, 2013 or the three months ended March 31, 2012.

We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenue

Revenue for the three months ended March 31, 2013 increased to $5.1 million from $1.3 million for the three months ended March 31, 2012, respectively. The increase in 2013 as compared to 2012 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which we initiated in August 2012.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended
	March 31,
	2013	2012

Clinical development programs:
Custirsen	$4,629	$889
OGX-427	$3,557	$2,123
Other research and development	$2,669	$2,070

Total research and development expenses	$10,855	$5,082

R&D expenses for the three months ended March 31, 2013 increased to $10.9 million from $5.1 million in the three months ended March 31, 2012. The increase in 2013 as compared to 2012 was due primarily to higher clinical trial expenses associated with patient enrollment in the AFFINITY and Borealis-1 trials, higher costs directly associated with efforts to increase patient enrollment and higher employee expenses, including stock-based compensation expense. These increases were partially offset by lower manufacturing expenses due to timing of OGX-427 manufacturing activities. Costs for the AFFINITY trial, custirsen manufacturing costs, compensation for work performed by our employees and certain other costs under the Clinical Development Plan are reimbursed by Teva. We expect R&D expenses to increase as we expand development of custirsen, OGX-427 and our proprietary product candidates.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2013 increased to $2.5 million from $1.7 million in the three months ended March 31, 2012, primarily due to higher employee expenses, including stock-based compensation expenses in the three months ended March 31, 2013 compared with the same period in 2012.

Gain (Loss) on Warrants

We recorded a $1.4 million gain on revaluation of the warrants during the quarter ended March 31, 2013. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015. We recorded a $1.4 million loss on revaluation of the warrants during the quarter ended March 31, 2012.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $108.5 million through March 31, 2013, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for the foreseeable future, if ever.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of March 31, 2013, our cash, cash equivalents, and short-term investments decreased to $64.6 million in the aggregate from $75.4 million as of December 31, 2012.

Based on our current expectations, we believe our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements

Cash Flows

Cash Used in Operations

For the three months ended March 31, 2013, net cash used in operating activities increased to $10.7 million from $7.4 million in the three months ended March 31, 2012. The increase in cash used in operations is primarily attributable to patient enrollment in our AFFINITY and Borealis-1 trials, higher costs directly associated with efforts to increase patient enrollment and higher employee expenses.

Cash Provided by Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities decreased to $10,000 from $53.8 million in the three months ended March 31, 2012. Net cash provided by financing activities in the three months ended March 31, 2013 was the result of proceeds from the exercise of stock options. Net cash provided by financing activities in the three months ended March 31, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock in March 2012.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $11.2 million compared with $18.1 million used in investing activities in for the three months ended March 31, 2012. Net cash provided by (used in) investing activities in the three months ended March 31, 2013 and 2012 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and various contractual obligations for at least the next 12 months. Based on our current expectations we also believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015 which may include:

•

completing the SYNERGY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy. SYNERGY patient enrollment was completed in the fourth quarter of 2012. The expected timing of results is based on a pre-specified number of death events that is projected to occur in the fourth quarter of 2013, with data results expected to be announced in the first half of 2014;

•

completing patient enrollment in the AFFINITY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC, which was initiated in August 2012;

•

continued enrollment of patients in the ENSPIRIT trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC, which was initiated in September 2012 and is being conducted by our partner Teva;

•

completing patient enrollment in the Borealis-1 OncoGenex-sponsored randomized, placebo-controlled Phase 2 trial evaluating OGX-427 in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

•

enrolling patients in the Borealis-2 trial, an investigator-sponsored, randomized, controlled Phase 2 trial evaluating OGX-427 in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first-line treatment and are eligible to receive docetaxel second-line chemotherapy;

•	completing the BL-01 trial, an investigator-sponsored Phase 1 trial evaluating OGX-427 when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer;

•	completing the PR-01 trial, an investigator-sponsored Phase 2 trial evaluating OGX-427 treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy;

•	continued enrollment of patients in the Pacific trial, an investigator-sponsored randomized Phase 2 trial evaluating OGX-427 treatment in combination with Zytiga in patients with prostate cancer;

•

initiating the Spruce trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating OGX-427 treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC;

•

initiating the Rainier trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating OGX-427 in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer;

•	initiating other additional investigator-sponsored trials evaluating OGX-427; and

•	initiating OGX-225 toxicology studies.

While we currently have sufficient operating capital to fund our currently planned operations through the expected release of final data from the SYNERGY trial, the final results from the additional custirsen and OGX-427 trials may be released at a date that is beyond the period for which we currently project we have available cash resources. In addition, if we were to conduct development activities with respect to our other product candidates beyond those development activities mentioned in the list above, including activities with respect to OGX-225, or if the clinical trials cost more than we anticipate, we would require additional funding to support such operations. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;

•	success of custirsen including receipt of milestone and royalty payments;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs and results of drug discovery and R&D;

•	entering into new collaborative or product license agreements for products in our pipeline;

•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt; and

•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at March 31, 2013.

Contingencies and Commitments

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 7, 2013. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31, 2013	December 31, 2012
	$	$
(In thousands)
Total assets	75,354	82,016
Total liabilities	15,089	15,809
Total equity	60,265	66,207

The decrease in assets at March 31, 2013 compared with December 31, 2012 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The decrease in liabilities at March 31, 2013 from December 31, 2012 relates predominantly to the revaluation of the warrant liability.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 7, 2013. Since December 31, 2012, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2013, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of approximately $52,000 in the fair value of our investments as of March 31, 2013.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $83,000 for the three months ended March 31, 2013.

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

During the quarter ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the foreseeable future. Our revenue to date has been Collaboration Revenue under our Collaboration Agreement with Teva. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, a Data Safety Monitoring Board overseeing the clinical trial at issue, by a clinical trial site or investigator, by Teva in the case of custirsen or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site;

•	decrease in Teva’s level of focus and efforts to develop custirsen; and

•	our decision to alter the development strategy for one or more clinical or preclinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	lack of efficacy evidenced during clinical trials;

•	inadequate evidence of clinical benefit or futility;

•	slower than expected rates of patient recruitment, enrollment and final analysis;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or OGX-427; and

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

In order to market custirsen, we and Teva must, among other things, conduct additional clinical trials, including Phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have an ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. In the second half of 2012, we initiated the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC and our partner, Teva, initiated an additional registration trial in patients with NSCLC, referred to as the ENSPIRIT trial.

OGX-427 has been evaluated in humans, although we have limited safety data and have not yet established efficacy in humans. Additional chronic toxicity studies and clinical trials will be required for OGX-427 to establish the safety and efficacy of this product candidate. We intend to conduct parallel clinical trials to evaluate OGX-427 in several cancer indications and treatment combinations to accelerate the development of OGX-427.

OGX-225 has not been tested in humans. Our preclinical testing of this product candidate may not be favorable and we may not be able to clinically evaluate OGX-225.

Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen, OGX-427 and our other product candidates may never receive regulatory approval. Any failure to obtain regulatory approval of custirsen, OGX-427 or our other product candidates could have a material and adverse effect on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and early clinical trials, including those results from the custirsen or OGX-427 clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for preclinical studies and clinical trials. All active pharmaceutical ingredient, or API, and drug product for custirsen and OGX-427 have been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

Third-party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial quantities of bulk API or finished drug product on a timely basis and at commercially reasonable prices. We have experienced manufacturing quality issues resulting in an unusable lot of product candidate in the past. Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, which may cause us to incur higher costs and could prevent us from commercializing our product candidates successfully. If we are unable to find one or more replacement manufacturers capable of production at a reasonably favorable cost, in adequate volumes, of adequate quality and on a timely basis, we would likely be unable to meet demand for our product candidates and our clinical trials could be delayed or we could lose potential revenue. Our ability to replace an existing API manufacturer may be difficult because the number of potential manufacturers is limited to approximately five manufacturers, and the FDA must inspect any replacement manufacturer and review information related to product produced at the manufacturer before they can begin manufacturing our product candidates. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, if at all. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. In particular, we will have limited control over the two custirsen Phase 3 trials over which Teva will have primary oversight. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our clinical trials and commercial opportunities will be negatively affected.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. For example, cabazitaxel, abiraterone acetate and enzalutamide have been approved by the FDA for the treatment of patients with CRPC. Additionally, alpharadin has demonstrated meaningful improvement in Phase 3 trials. We are aware of several other companies that are developing therapeutics that seek to promote tumor cell death. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, and develop products that may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, Cindy Jacobs and Susan Wyrick. In addition, although we have entered into employment agreements with each of Mr. Cormack, Dr. Jacobs and Ms. Wyrick such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

Should custirsen receive marketing approval in the United States and Canada, or should we exercise our co-promotion option, we would need to hire a substantial number of specialized personnel, including field-based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result. If any of such events were to occur, among other things, we may not be able to comply with our contractual obligations to Teva under our Collaboration Agreement or advance our product candidates, which could have a material adverse effect on our business.

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

With respect to custirsen, OGX-427 and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use, and we have licensed from Isis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Isis under certain third-party patent portfolios directed to such modifications.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA, non-U.S. regulatory authorities’ or other applicable United States and non-U.S. regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: May 2, 2013	By:	/s/ Scott Cormack
Scott Cormack
President, Chief Executive Officer and Principal Financial Officer (authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections