Form 10-Q
period 2013-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2013-08-08
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common Stock, $0.001 par value	14,680,395

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents [note 4]	18,749	18,075
Short-term investments [note 4]	38,243	57,308
Interest receivable	300	327
Amounts receivable	6,439	714
Prepaid expenses and other current assets	3,542	3,755

Total current assets	67,273	80,179
Restricted cash [note 4]	314	314
Property and equipment, net	496	371
Other assets	1,225	1,152

Total assets	69,308	82,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	130	1,329
Accrued liabilities	9,273	4,180
Accrued compensation	1,137	1,541
Current portion of long-term obligations [note 6]	1,089	1,084
Warrant liability [note 4 and note 5]	1,087	3,422

Total current liabilities	12,716	11,556
Long-term obligations, less current portion [note 6]	3,907	4,253

Total liabilities	16,623	15,809

Commitments and contingencies [note 7]
Stockholders’ equity:
Common shares [note 5]:
$0.001 par value, 50,000,000 and 25,000,000 shares authorized and 14,680,395 and 14,656,916 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15	15
Additional paid-in capital	167,011	165,395
Accumulated deficit	(116,957)	(101,840)
Accumulated other comprehensive income	2,616	2,637
Total stockholders’ equity	52,685	66,207

Total liabilities and stockholders’ equity	69,308	82,016

Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
COLLABORATION REVENUE [note 3]	6,340	2,429	11,416	3,745

EXPENSES
Research and development	13,263	6,326	24,118	11,408
General and administrative	2,473	2,047	4,973	3,784

Total operating expenses	15,736	8,373	29,091	15,192

OTHER INCOME (EXPENSE)
Interest income	39	91	91	141
Other	36	(6)	132	17
Gain on warrants	901	1,644	2,335	214

Total other income	976	1,729	2,558	372

Net loss	(8,420)	(4,215)	(15,117)	(11,075)

OTHER COMPREHENSIVE LOSS
Net unrealized loss on securities	(15)	(19)	(21)	(19)

Comprehensive loss	(8,435)	(4,234)	(15,138)	(11,094)

Basic and diluted net loss per common share [note 5]	(0.57)	(0.29)	(1.03)	(0.89)

Weighted average number of common shares [note 5]	14,673,771	14,554,502	14,667,244	12,394,869

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss	(15,117)	(11,075)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants	(2,335)	(214)
Depreciation	100	43
Stock-based compensation [note 5[c]]	1,603	1,029
Changes in operating assets and liabilities:
Interest receivable	27	(109)
Amounts receivable	(5,725)	(35)
Prepaid expenses	140	(7,154)
Accounts payable	(1,199)	(896)
Accrued liabilities	5,093	718
Accrued compensation	(404)	(156)
Restricted Cash	—	63
Excess lease liability [note 6]	(331)	(388)
Lease Obligations	(10)	12
Deferred collaboration revenue	—	(2,899)

Cash used in operating activities	(18,158)	(21,061)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	10	114
Issuance of common shares, net of share issue costs	—	53,777

Cash provided by financing activities	10	53,891

INVESTING ACTIVITIES
Purchase of investments	(30,065)	(74,302)
Proceeds from maturities of investments	49,130	26,905
Purchase of property and equipment	(225)	(89)

Cash provided by (used in) investing activities	18,840	(47,486)

Effect of exchange rate changes on cash	(18)	(19)
Increase (decrease) in cash and cash equivalents during the period	674	(14,675)
Cash and cash equivalents, beginning of the period	18,075	28,517

Cash and cash equivalents, end of the period	18,749	13,842

Supplemental cash flow information
Property and equipment acquired under lease obligation	24	—

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the United States Securities and Exchange Commission, or the SEC, on March 7, 2013.

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated. Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities and accrued compensation were reclassified and shown separately on the face of the consolidated balance sheet rather than combined with accounts payable.

2.	ACCOUNTING POLICIES

Recently Adopted Accounting Policies

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updates, or ASU, No. 2013-02, “Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States, or U.S. GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

We were required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our Development Expenses. As of December 31, 2012, we had spent the entire $30 million related to the development of custirsen. Teva will fund all other expenses under the Clinical Development Plan.

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

Of the total $6.4 million amount receivable at June 30, 2013, $6.3 million represents unbilled expense reimbursements from Teva. Consequently, we are exposed to a significant concentration of credit risk. Revenue under the Teva agreement for the three and six months ended June 30, 2013 was $6.3 million and $11.4 million, respectively.

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

Financial Instruments

Cash

Substantially all of our cash and cash equivalents are held on deposit with large well established U.S. and Canadian financial institutions.

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

Warrants

As of June 30, 2013, we recorded a $1.1 million warrant liability. We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants are categorized in Level 3 of the fair value hierarchy.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash	$3,986	$—	$—	$3,986
Money market securities	15,077	—	—	15,077
Government securities	—	—	—	—
Corporate bonds and commercial paper	—	38,243	—	38,243

Total assets	$19,063	$38,243	$—	$57,306
Liabilities
Warrants	$—	$—	$1,087	$1,087

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2013. There have been no transfers of assets or liabilities to or from level 3 (in thousands):

	Liability at December 31, 2012	Gain on warrants	Liability at June 30, 2013
Warrant liability	$3,422	$2,335	$1,087

Marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013

Cash	$3,986	$—	$—	$3,986
Money market securities	14,763	—	—	14,763

Total cash and cash equivalents	$18,749	$—	$—	$18,749

Money market securities	314	—	—	314

Total restricted cash	$314	$—	$—	$314

Corporate bonds and commercial paper	38,268	2	(27)	38,243

Total short-term investments	$38,268	$2	$(27)	$38,243

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2013 and 2012.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at June 30, 2013, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5.	COMMON STOCK

[a]	Authorized

50,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

At-The-Market Issuance Sales Agreement

On June 18, 2012, we entered into an At-the-Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, under which we may offer and sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through MLV under the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement. The offering of our shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. To date, no shares have been sold under the Sales Agreement.

Equity Award Issuances and Settlements

During the six month period ended June 30, 2013, we issued 3,475 and 20,004 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 33,938 common shares to satisfy stock option exercises during the six month period ended June 30, 2012. There were no restricted stock unit settlements in 2012.

[c]	Stock options

2010 Performance Incentive Plan

As of June 30, 2013 we had reserved, pursuant to various plans, 2,407,507 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,000,227 are reserved for options currently outstanding, 384,182 are reserved for restricted stock units currently outstanding and 1,023,098 are available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares #	Weighted Average Exercise Price $
Balance, December 31, 2012	804,781	11.34
Option grants	209,282	11.81
Option expirations	(3,061)	4.11
Option exercises	(3,475)	3.00
Option forfeitures	(7,300)	12.23

Balance, June 30, 2013	1,000,227	11.48

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six months ended June 30,
	2013	2012

Risk-free interest rates	1.16%	0.97%

Expected dividend yield	0%	0%

Expected life	5.8 years	6.0 years

Expected volatility	87.17%	95.82%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
	$	$	$	$
Research and development	415	293	727	428
General and administrative	440	416	876	601

Total share-based compensation	855	709	1,603	1,029

As of June 30, 2013 and December 31, 2012, the total unrecognized compensation expense related to stock options granted was $3.5 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.6 years.

As of June 30, 2013 and December 31, 2012, a total of 3.0 million and 2.6 million, respectively, of options, restricted stock units and warrants have not been included in the calculation of potential common shares in the loss per share computation as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. In 2013, we also granted restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three and six months ended June 30, 2013, $0.4 million and $0.7 million, respectively, of compensation expense was recognized related to these awards, compared to $0.2 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2013:

	2013
	Stock Awards #	Weighted- Average Grant Date Fair Value $
Outstanding January 1	172,035	13.01
Granted	238,895	11.89
Vested	(23,899)	12.82
Forfeited or expired	(2,849)	12.54

Outstanding June 30	384,182	12.33

As of June 30, 2013, we had approximately $3.0 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately three years.

[e]	Non-employee options and restricted stock units

We recognize non-employee stock-based compensation expense over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, re-measure unvested options and restricted stock units and record the stock-based compensation using the valuation as of the vesting date. This differs from the accounting for employee awards where the fair value is determined at the grant date and is not subsequently adjusted. This re-measurement may result in higher or lower stock-based compensation expense in the Consolidated Statements of Loss and Comprehensive Loss. As such, changes in the market price of our stock could materially change the value of an option or restricted stock unit and the resulting stock-based compensation expense.

[f]	Stock Warrants

As of June 30, 2013, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the six month periods ended June 30, 2013 or 2012. The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Six Months Ended June 30,
	2013	2012

Risk-free interest rates	0.45%	0.46%

Expected dividend yield	0%	0%

Expected life	2.3 years	3.3 years

Expected volatility	44%	67%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or the Arrangement, with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The estimated value of the liability remaining with respect to excess facilities was $4.6 million as of December 31, 2012. In the six months ended June 30, 2013, with respect to excess facilities, $0.3 million was amortized into income resulting in a remaining liability of $4.3 million at June 30, 2013. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with the then effective Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2012	Amortization of excess lease facility	Additional liability recorded	Liability at June 30, 2013
Current portion of excess lease facility	1,050	15	—	1,065
Long-term portion of excess lease facility	3,536	(346)	—	3,190

Total	4,586	(331)	—	4,255

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We were required to contribute $30 million in direct and indirect costs towards the Clinical Development Plan. As of December 31, 2012, the full amount of the $30 million in direct and indirect costs was incurred by us. Accordingly, Teva will fund all other expenses under the Clinical Development Plan, which represents all of our revenues in the three and six months ended June 30, 2013.

Pursuant to the Collaboration Agreement, we agreed to collaborate with Teva in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds, or the Licensed Products. We have an option to co-promote custirsen in the United States and Canada.

In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.

Isis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with the UBC and Isis, respectively, upon the achievement of specified product development milestones related to apatorsen, the United States Adopted Names, or USAN, Council approved name, or generic name, for OGX-427, and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a Phase 2 clinical trial of apatorsen (OGX-427) in patients with CRPC. We do not anticipate making any royalty payments to Isis under the terms of the agreement in 2013. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

Unless otherwise terminated, the Isis agreements for custirsen and apatorsen (OGX-427) will continue for each product until the later of 10 years after the date of the first commercial product sale, or the expiration of the last to expire of any patents required to be licensed in order to use or sell the product, unless OncoGenex Technologies abandons either custirsen or apatorsen (OGX-427) and Isis does not elect to unilaterally continue development. The Isis agreement for OGX-225 will continue into perpetuity unless OncoGenex Technologies abandons the product and Isis does not elect to unilaterally continue development.

To facilitate the execution and performance of the Collaboration Agreement with Teva, we and Isis agreed to amend the Isis License Agreement and we and UBC agreed to make a corresponding amendment to the UBC License Agreement, in each case, effective December 19, 2009 and December 20, 2009, respectively.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

CAD
2013	$51
2014	76

Total	$127

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. We have recorded a liability in the excess facilities lease charge of $4.3 million as at June 30, 2013 (note 6).

If we are unable to exit or sublet portions of this leased space, the future minimum lease payments are as follows (in thousands):

2013	$1,090
2014	2,246
2015	2,313
Remainder	4,836

Total	$10,485

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three and six months ended June 30, 2013 was $0.7 million $1.4 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2012 was $0.7 million and $1.3 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer, director or consultant is or was serving at our request in such capacity. The term of the indemnification period is equal to the officers’, directors’ and certain consultants’ lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2013.

We have agreements with certain organizations with which we do business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

8.	SUBSEQUENT EVENTS

We performed an evaluation of events occurring subsequent to June 30, 2013. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this document or in documents incorporated by reference into this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

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

Overview

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline: custirsen, apatorsen (OGX-427) and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen (OGX-427) are clinical-stage assets.

Our product candidates focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Product Candidate Custirsen

In December 2009, we announced our entry into the Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding apatorsen (OGX-427) and OGX-225).

We and Teva have developed an Amended Clinical Development Plan under which the following three Phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men have now been enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75. The SYNERGY trial is continuing as planned per the recommendation of an independent Data Monitoring Committee, or DMC, who have completed the second futility analyses per the Special Protocol Assessment, or SPA, approved protocol. The planned efficacy interim analysis has not yet occurred. As a result of death events occurring more slowly than previously expected, the anticipated timing of the pre-specified number of events is currently projected to occur late in the first quarter or early in the second quarter of 2014. Survival results are expected to be announced in mid-2014. No conclusion regarding the possible outcome of the trial can or should be drawn from the fact that death events have occurred more slowly than expected.

•

The AFFINITY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this Phase 3 clinical trial in August 2012 and enrollment continues.

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. We expect to evaluate both progression-free survival, or PFS, and overall survival, or OS, during the first interim analysis. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility, the trial would be stopped. The second interim analysis is based on OS futility determination only. The trial will not be stopped early in order to claim efficacy.

Custirsen received Fast Track designation from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the SPA process including the increase in the accrual target to 1,000 patients. Custirsen has also received Fast Track designation from the FDA for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

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

Product Candidate Apatorsen (OGX-427)

Apatorsen (OGX-427) is our product candidate that is designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including bladder, prostate, breast and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types. The United States Adopted Names, or USAN, Council has approved the use of the nonproprietary generic name “apatorsen” for OGX-427.

In 2013, we initiated the “ORCA™” (On-going Studies Evaluating Treatment Resistance in CAncer) program, which encompasses clinical trials designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen (OGX-427) across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen (OGX-427) in several cancer indications and treatment combinations to accelerate the development of apatorsen (OGX-427). In addition, we are supporting and intend to support specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials for possible market approval.

Our current apatorsen (OGX-427) development activities for bladder cancer include the following clinical trials:

•

The BL-01 Trial: An investigator-sponsored Phase 1 trial to evaluate apatorsen (OGX-427) when administered directly into the bladder in patients with bladder cancer. The trial is currently enrolling 36 patients. It is designed to determine the safety and will measure the direct effect of apatorsen (OGX-427) on expression of Hsp27 in bladder tumor cells, as well as determine the pharmacokinetics and pharmacodynamics of apatorsen (OGX-427) when delivered by intravesical instillation. This clinical trial is being funded by the National Cancer Institute of Canada. Preliminary data were presented at the ASCO GU Symposium in February 2012.

•

The Borealis-1™ Trial: An OncoGenex-sponsored Phase 2 trial of apatorsen (OGX-427) in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled trial evaluating apatorsen (OGX-427) in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm has enrolled approximately 60 patients and the trial is being conducted in sites throughout the United States, Canada and Europe. The trial is being conducted as an event-driven trial such that we anticipate the final analysis will have at least 80% power to show a critical hazard ratio of approximately 0.66 to 0.72. This type of Phase 2 trial design will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint. Borealis-1™ patient enrollment was completed in July 2013 and data are expected to be available in the second-half of 2014.

•

The Borealis-2™ Trial: The investigator-sponsored, randomized Phase 2 trial evaluating apatorsen (OGX-427) in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. This trial is designed to have adequate power to detect a survival benefit corresponding to a hazard ratio of approximately 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect a difference in overall survival. We expect to enroll approximately 200 patients. Patients may also continue weekly apatorsen (OGX-427) infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013.

Our current apatorsen (OGX-427) development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen (OGX-427) in patients with previously untreated advanced non-squamous NSCLC. The trial is expected to randomize approximately 155 patients with non-squamous NSCLC to receive either apatorsen (OGX-427) plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy. The aim of the trial is to determine if adding apatorsen (OGX-427) to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability, and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and is enrolling patients.

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen (OGX-427) in patients with previously untreated advanced squamous NSCLC. The trial is expected to randomize approximately 140 patients with squamous NSCLC to receive apatorsen (OGX-427) plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone. The aim of the trial is to determine if adding apatorsen (OGX-427) to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. Plans to initiate Cedar later this year were announced in May 2013.

Our current apatorsen (OGX-427) development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen (OGX-427) in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The trial will randomize patients to receive either apatorsen (OGX-427) or placebo in combination with Abraxane and gemcitabine therapy. The primary objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. Patient enrollment for this trial is expected to begin in the second-half of 2013.

Our current apatorsen (OGX-427) development activities for prostate cancer include the following clinical trials:

•

The PR-01 Trial: An investigator-sponsored Phase 2 trial evaluating apatorsen (OGX-427) when administered with prednisone to patients with CRPC. PR-01 has completed enrollment with data collection ongoing. This randomized, controlled trial enrolled 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who had not yet received chemotherapy. This trial is measuring the direct effect of apatorsen (OGX-427) on prostate-specific antigen, or PSA, levels, time to progression by PSA or measurable disease, numbers of circulating tumor cells, or CTCs, and other relevant secondary endpoints. Preliminary data were presented at several conferences throughout 2012, most recently at the European Society for Medical Oncology, or ESMO, meeting in September 2012.

•

The Pacific™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen (OGX-427) in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen (OGX-427) to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. We expect approximately 80 patients will be enrolled. The trial was initiated in December 2012.

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in the Collaboration Agreement. At present, we are unable to predict the timing or likelihood of such milestone payments. We do not expect to receive any payments from Teva resulting from the achievement of developmental or commercial milestones in 2013. Moreover, Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the Collaboration Agreement. We disagree with its assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

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

Per the terms of the agreement with Teva, we have spent the required $30 million in development costs related to custirsen. Teva is required to fund all additional expenses under the Amended Clinical Development Plan. We expect aggregate full-time equivalent reimbursement of between $1.2 and $2.0 million annually from 2013 to 2014, which will be reimbursed to us from Teva.

Since our drug candidates are in the early stages of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever.

Our projects or intended R&D activities may be subject to change from time to time as we evaluate our R&D priorities and available resources.

We expect our R&D expenses to increase in 2013 and into the future, likely significantly, as we further expand development of custirsen, apatorsen (OGX-427), and our other programs. Our programs or anticipated programs may be subject to change from time to time as we evaluate our R&D priorities and available resources.

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

Warrant liability

At June 30, 2013, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the six months ended June 30, 2013 or 2012.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenue

Revenue for the three and six months ended June 30, 2013 increased to $6.3 million and $11.4 million, respectively, from $2.4 million and $3.7 million for the three and six months ended June 30, 2012, respectively. The increase in 2013 as compared to 2012 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial which we initiated in August 2012.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Clinical development programs:
Custirsen	$5,939	$2,034	$10,568	$2,923
Apatorsen (OGX-427)	4,416	2,214	7,972	4,338
Other research and development	2,908	2,078	5,578	4,147

Total research and development expenses	$13,263	$6,326	$24,118	$11,408

R&D expenses for the three and six months ended June 30, 2013 increased to $13.3 million and $24.1 million, respectively, from $6.3 million and $11.4 million in the three and six months ended June 30, 2012, respectively. The increase in 2013 as compared to 2012 was due primarily to higher clinical trial expenses associated with patient enrollment in the AFFINITY and Borealis-1 trials, higher costs directly associated with efforts to increase patient enrollment, increased employee expenses due to an increase in the number of employees to support our clinical development activities, and toxicology and preclinical expenses related to apatorsen (OGX-427). These increases were partially offset by lower manufacturing expenses due to timing of apatorsen (OGX-427) manufacturing activities. Costs for the AFFINITY trial, custirsen manufacturing costs, compensation for work performed by our employees and certain other costs under the Clinical Development Plan are reimbursed by Teva. We expect R&D expenses to increase as we expand development of custirsen and our proprietary product candidates, apatorsen (OGX-427) and OGX-225.

General and Administrative Expenses

G&A expenses for the three and six months ended June 30, 2013 increased to $2.5 million and $5.0 million, respectively, from $2.0 million and $3.8 million in the three and six months ended June 30, 2012, respectively, primarily due to higher employee expenses compared with the same period in 2012.

Gain on Warrants

We recorded gains of $0.9 million and $2.3 million on the revaluation of our outstanding warrants during the three and six months ended June 30, 2013, respectively. We recorded gains of $1.6 million and $0.2 million on revaluation of the warrants during the three and six months ended June 30, 2012, respectively. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $117.0 million through June 30, 2013, and we expect to incur substantial and increasing additional losses in the future as we expand our R&D activities and other operations, as more fully described below under the heading “Operating Capital and Capital Expenditure Requirements”. We have not generated any revenue from product sales to date, and we do not expect to generate product sales revenue for the foreseeable future, if ever.

On June 18, 2012, we entered into an At-the-Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, under which we may offer and sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through MLV under the Sales Agreement. To date, no shares have been sold under the Sales Agreement.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of June 30, 2013, our cash, cash equivalents and short-term investments decreased to $57.0 million in the aggregate from $75.4 million as of December 31, 2012.

Based on our current expectations, we believe our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the six months ended June 30, 2013, net cash used in operating activities decreased to $18.2 million from $21.1 million in the six months ended June 30, 2012. The decrease in cash used in operations is primarily attributable to upfront payments made in the first six months of 2012 for clinical trial costs. This was partially offset by higher clinical trial expenses associated with patient enrollment in the AFFINITY and Borealis-1 trials, higher costs directly associated with efforts to increase patient enrollment, increased employee expenses due to an increase in the number of employees to support our clinical development activities, and toxicology and preclinical expenses related to apatorsen (OGX-427).

Cash Provided by Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities decreased to $10,000 from $53.9 million in the six months ended June 30, 2012. Net cash provided by financing activities in the six months ended June 30, 2013 was the result of proceeds from the exercise of stock options. Net cash provided by financing activities in the six months ended June 30, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock in March 2012.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was $18.8 million compared with $47.5 million used in investing activities in for the six months ended June 30, 2012. Net cash provided by (used in) investing activities in the six months ended June 30, 2013 and 2012 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we also believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into 2015 which may include:

•

completing the SYNERGY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy. SYNERGY patient enrollment was completed in the fourth quarter of 2012. As a result of death events occurring more slowly than previously expected, the anticipated timing of the pre-specified number of events is currently projected to occur late in the first quarter or early in the second quarter of 2014. Survival results are expected to be announced in mid-2014.

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

•

completing the Borealis-1 OncoGenex-sponsored randomized, placebo-controlled Phase 2 trial evaluating apatorsen (OGX-427) in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer for which enrollment was completed in July 2013 and data are expected in the second-half of 2014;

•

enrolling patients in the Borealis-2 trial, an investigator-sponsored, randomized, controlled Phase 2 trial evaluating apatorsen (OGX-427) in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first-line treatment and are eligible to receive docetaxel second-line chemotherapy;

•

completing the BL-01 trial, an investigator-sponsored Phase 1 trial evaluating apatorsen (OGX-427) when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer;

•

continuing enrollment in the Spruce trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen (OGX-427) treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC;

•

initiating the Cedar trial, an investigator-sponsored, randomized Phase 2 trial evaluating apatorsen (OGX-427) treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC;

•

initiating the Rainier trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen (OGX-427) in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer;

•

completing the PR-01 trial, an investigator-sponsored Phase 2 trial evaluating apatorsen (OGX-427) treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy;

•

continued enrollment of patients in the Pacific trial, an investigator-sponsored randomized Phase 2 trial evaluating apatorsen (OGX-427) treatment in combination with Zytiga in patients with prostate cancer; and

•	initiating OGX-225 toxicology studies.

We currently have sufficient operating capital to fund our currently planned operations into 2015 and through the expected release of survival results from the SYNERGY trial in mid-2014. Survival results from the additional custirsen and apatorsen (OGX-427) trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we were to conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225, or if the clinical trials cost more than we anticipate, we would require additional funding to support such operations. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt, including the sale of common stock pursuant to the Sales Agreement for our at-the market offering. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;

•	success of custirsen, including receipt of milestone and royalty payments;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs and results of drug discovery and R&D;

•	entering into new collaborative or product license agreements for products in our pipeline;

•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt; and

•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at June 30, 2013.

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

Material Changes in Financial Condition

	June 30, 2013	December 31, 2012
	$	$
(In thousands)
Total assets	69,308	82,016
Total liabilities	16,623	15,809
Total equity	52,685	66,207

The decrease in assets at June 30, 2013 compared with December 31, 2012 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The increase in liabilities at June 30, 2013 from December 31, 2012 is primarily due to higher clinical trial accruals associated with patient enrollment in the AFFINITY and Borealis-1 trials.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 7, 2013. Since December 31, 2012, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of approximately $0.4 million in the fair value of our investments as of June 30, 2013.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the six months ended June 30, 2013.

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

During the quarter ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not know whether any of our currently planned or on-going clinical trials for custirsen or apatorsen (OGX-427) will proceed or be completed on schedule, if at all, or, with respect to our other product candidates, whether we will be able to initiate any future preclinical studies or clinical trials, as applicable, beyond those currently planned. The completion or commencement of future preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen or apatorsen (OGX-427);

•	delay or failure to obtain sufficient supplies for our clinical trials;

•

delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain the approval of the Institutional Review Board to conduct a clinical trial at a prospective site;

•	decrease in Teva’s level of focus and efforts to develop custirsen; and

•	our decision to alter the development strategy for one or more clinical or preclinical products.

The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•	lack of efficacy evidenced during clinical trials;

•	inadequate evidence of clinical benefit or futility;

•	slower than expected rates of patient recruitment, enrollment and final analysis;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or FDA;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or apatorsen (OGX-427); and

•

delay or failure to obtain future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates in the event of material unforeseen costs relating to our clinical trials currently in progress.

We are highly dependent on the success of our lead product candidates, custirsen and apatorsen (OGX-427), and we cannot give any assurance that they, or any of our other product candidates, will receive regulatory approval or will be successfully commercialized.

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

Apatorsen (OGX-427) has been evaluated in humans, although we have limited safety data and have not yet established efficacy in humans. Completing the additional chronic toxicity studies and clinical trials will be required for apatorsen (OGX-427) to establish the safety and efficacy of this product candidate. We intend to conduct parallel clinical trials to evaluate apatorsen (OGX-427) in several cancer indications and treatment combinations to accelerate the development of apatorsen (OGX-427).

OGX-225 has not been tested in humans. Our preclinical testing of this product candidate may not be favorable and we may not be able to clinically evaluate OGX-225.

Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen, apatorsen (OGX-427) and our other product candidates may never receive regulatory approval. Any failure to obtain regulatory approval of custirsen, apatorsen (OGX-427) or our other product candidates could have a material and adverse effect on our business.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and early clinical trials, including those results from the custirsen or apatorsen (OGX-427) clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for preclinical studies and clinical trials. All active pharmaceutical ingredient, or API, and drug product for custirsen and apatorsen (OGX-427) have been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

As we advance our product candidates custirsen, apatorsen (OGX-427) and OGX-225 through development and clinical trials, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

We may be adversely affected if our controls over financial reporting fail or are circumvented.

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

With respect to custirsen, apatorsen (OGX-427) and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use, and we have licensed from Isis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Isis under certain third-party patent portfolios directed to such modifications.

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

We license the development and commercialization rights for most of our product candidates, including custirsen, apatorsen (OGX-427) and OGX-225, and we expect to enter into similar licenses in the future. Under such licenses, we are subject to various obligations such as sublicensing, royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided by the licenses could harm our financial condition and results of operations. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.

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

If we raise additional capital, the terms of the financing transactions may cause dilution to existing stockholders or contain terms that are not favorable to us.

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

Additionally, pursuant to our at-the-market equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV as our sales agent. If we access the at-the-market equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of OncoGenex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed with the SEC on May 29, 2013)

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the company’s Definitive Proxy Statement filed with the SEC on April 22, 2013)

10.2	At-the-Market Issuance Sales Agreement, dated June 18, 2013, by and between OncoGenex Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K filed with the SEC on June 18, 2013)

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: August 8, 2013	By:	/s/ Scott Cormack
Scott Cormack
President, Chief Executive Officer and Principal Financial Officer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of OncoGenex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed with the SEC on May 29, 2013)

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the company’s Definitive Proxy Statement filed with the SEC on April 22, 2013)

10.2	At-the-Market Issuance Sales Agreement, dated June 18, 2013, by and between OncoGenex Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K filed with the SEC on June 18, 2013)

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	These exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections