Form 10-K
period 2013-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2014-03-11
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of June 29, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $143,867,871. As of March 11, 2014, 14,718,610 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2014, in connection with the solicitation of proxies for its 2014 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

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

OVERVIEW OF OUR BUSINESS

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets.

Product Candidates Overview and Recent Developments

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

Custirsen

Custirsen is being evaluated in three phase 3 trials; two in patients with prostate cancer and one in patients with non-small cell lung cancer, or NSCLC. Custirsen is designed to inhibit the production of clusterin, a protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Data from these trials demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies. Refer to the discussion below under the headings “Our Product Candidates—Custirsen—Current Custirsen Development Activities” and “Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials” for further details.

The SYNERGY phase 3 trial is designed to evaluate a survival benefit for custirsen, in combination with first-line docetaxel chemotherapy, in men with metastatic castrate-resistant prostate cancer, or mCRPC. The pre-specified number of death events required for final analysis has been reached and study data are being reviewed and prepared for final analysis. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced by mid-2014.

Ongoing Phase 3 Custirsen Trials:

Trial	Cancer Indication	Treatment Combination(1)	Status
	Metastatic castrate resistant prostate cancer—survival endpoint	Docetaxel with and without custirsen (1,022 patients); first-line chemotherapy

• Pre-specified number of death events required for final analysis has been reached and study data are being reviewed and prepared for final analysis; final survival results are expected to be announced by mid-2014

• SPA approved by the FDA and EMA in agreement with development plan

• Phase 3 initiated in the third quarter of 2010

	Metastatic castrate resistant prostate cancer—survival endpoint	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy	• Patient enrollment ongoing and expected to be completed by the end of 2014 • Phase 3 initiated in the third quarter of 2012

	Advanced non-small cell lung cancer—survival endpoint	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 3 initiated by Teva in the third quarter of 2012

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

Apatorsen

Apatorsen is our product candidate designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including bladder, non-small cell lung, pancreatic, prostate and breast cancers. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types. We and collaborating investigators have conducted, or are in the process of conducting, two phase 1 and seven randomized phase 2 clinical trials that have been designed to evaluate the ability of apatorsen to enhance various treatments in patients with bladder, lung, pancreatic and prostate cancers. Final results have been presented for the first completed phase 1 trial evaluating various cancers. Preliminary results have been presented for both the ongoing phase 1 trial in bladder cancer and one of the phase 2 trials in prostate cancer. Refer to the discussion below under the headings “Our Product Candidates—Apatorsen—Current Apatorsen Development Activities” and “Our Product Candidates—Apatorsen—Summary of Results of Apatorsen Clinical Trials” for further details.

In 2013, we initiated the “ORCA™” (On-going Studies Evaluating Treatment Resistance in CAncer) program, which encompasses clinical trials designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval.

Ongoing Apatorsen Trials—The ORCA Program:

Trial	Cancer Indication	Treatment Combination	Status

	Metastatic bladder cancer	Gemcitabine and cisplatin with and without apatorsen (~ 180 patients); first-line chemotherapy	• Data expected in the second-half of 2014 • Patient enrollment complete • Phase 2 initiated in October 2011

	Metastatic bladder cancer	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 2 initiated in April 2013

	Advanced non-squamous NSCLC	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Patient enrollment ongoing • Phase 2 initiated in August 2013

	Advanced squamous NSCLC	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Phase 2 expected to be initiated in first-half of 2014

	Metastatic pancreatic cancer	Abraxane and gemcitabine with and without apatorsen (~ 130 patients)	• Patient accrual ongoing • Phase 2 initiated in August 2013

	Castrate resistant prostate cancer	Zytiga (abiraterone acetate) with and without apatorsen (~80 patients)	• Patient enrollment ongoing • Phase 2 initiated in December 2012

OGX-225

OGX-225 is our product candidate designed to inhibit the production of Insulin Growth Factor Binding Proteins -2 and -5 (IGFBP-2, IGFBP-5), two proteins that affect the growth of cancer cells when overexpressed. Increased IGFBP-2 and IGFBP-5 production are observed in many human cancers, including prostate, breast, colorectal, non-small cell lung, glioblastoma, acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, and melanoma. The increased production of these proteins is linked to faster rates of cancer progression, treatment resistance, and shorter survival duration in humans.

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have begun development activities for OGX-225 and toxicology studies are ongoing.

Collaboration Agreement

In December 2009, our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a collaboration and license agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding apatorsen and OGX-225). In March 2012, OncoGenex Technologies and Teva entered into an amendment to the collaboration agreement. Under this amendment, OncoGenex Technologies and Teva revised the clinical development plan under which three phase 3 clinical trials have been initiated. Refer to the discussion below under the headings “Business—License and Collaboration Agreements—Teva Pharmaceuticals Industries, Ltd.” for further details.

Financial Overview

In 2013, we recognized $29.9 million in collaboration revenue attributable to our collaboration agreement with Teva. We have devoted substantially all of our resources to the development of our product candidates.

We incurred a loss for the year ended December 31, 2013 of $31.8 million and had an accumulated deficit at December 31, 2013 of $133.7 million and $55.7 million of total assets. We expect to continue to incur additional losses in the future as we continue our research and development activities.

To date, we have funded our operations primarily through private and public placements of equity securities, upfront payments and custirsen expense reimbursements received from our Collaboration Agreement with Teva.

We believe we have sufficient operating capital to fund our currently planned operations beyond the first quarter of 2015, which planned operations include the expected release of final survival results from the SYNERGY trial by mid-2014 and from the Borealis-1 trial in the second-half of 2014 and the completion of enrollment in AFFINITY and Spruce by the end of 2014.

OUR PRODUCT CANDIDATES

We have two clinical-stage product candidates, custirsen in Phase 3 and apatorsen in Phase 2, and one preclinical-stage product candidate, OGX-225.

Custirsen

Overview of Custirsen

Through our clinical trials, we are treating cancer patients with custirsen with the goal of reducing clusterin production. Clusterin is a protein that is over-produced in several types of cancer and in response to many cancer treatments, including hormone ablation therapy, chemotherapy and radiation therapy. Preclinical and other data suggest that clusterin promotes tumor cell survival. Increased clusterin production has been linked to faster rates of cancer progression, treatment resistance and shorter survival duration. Since increased clusterin production is observed in many human cancers, including prostate, non-small cell lung, breast, ovarian, bladder, renal, pancreatic, colon, anaplastic large cell lymphoma and melanoma, we believe that custirsen may have broad market potential to treat many cancer indications and disease stages.

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

Our phase 1 clinical trials evaluated the safety of custirsen and established a recommended dose of custirsen in combination with docetaxel (two different schedules), a gemcitabine and a platinum chemotherapy regimen and hormone ablation therapy. Docetaxel, mitoxantrone, cabazitaxel, gemcitabine and platinums (cisplatin and carboplatin) are all examples of chemotherapy agents. Clinical data from our phase 1 trial in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients at the 640mg dose, which was the highest dose evaluated in this clinical trial. This dose was determined by the clinical investigators to be well tolerated and therefore was established as the recommended dose.

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

Refer to the discussion below under the heading “Summary of Results of Custirsen Clinical Trials” for further details.

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

Collaboration with Teva Pharmaceutical Industries Ltd.

In December 2009, our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, entered into a collaboration and license agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding apatorsen and OGX-225). In March 2012, OncoGenex Technologies and Teva entered into an amendment to the collaboration agreement. Under this amendment, OncoGenex Technologies and Teva revised the clinical development plan under which three phase 3 clinical trials have been initiated. Refer to the discussion below under the headings “Business—License and Collaboration Agreements—Teva Pharmaceuticals Industries, Ltd.” for further details.

Current Custirsen Development Activities

•

As a result of our partnership with Teva, there is committed funding for three phase 3 clinical trials evaluating custirsen. The Amended Clinical Development Plan includes the following clinical trials that have been initiated: The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with CRPC. During discussions with the FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men were enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75 with a critical hazard ratio of 0.84.

•

The pre-specified number of death events required for final analysis has been reached and study data are being reviewed and prepared for final analysis. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced by mid-2014.

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

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim futility analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. We expect to evaluate both progression free survival, or PFS (PFS rate at 14 weeks in 170 patients) and overall survival, or OS (OS at 100 events) during the first interim futility analysis. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility, the trial would be stopped. The second interim futility analysis is based on OS futility determination only. The trial will not be stopped early in order to claim efficacy. The first interim futility analysis will be in 2014.

Custirsen has received Fast Track designation from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial via the Special Protocol Assessment, or SPA. Custirsen has also received Fast Track designation from the FDA for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We have also received written, scientific advice from the European Medicines Agency, or EMA, on our development plan for custirsen for treating patients with CRPC in combination with docetaxel, which aligned with our development plan regarding our proposed preclinical studies, the SYNERGY trial design and analysis for the Phase 3 SYNERGY trial. In addition, the Committee for Medicinal Products for Human Use, or CHMP, agreed that the intended safety database would enable a sufficient qualified risk-benefit assessment for market approval.

Summary of Results of Custirsen Clinical Trials

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

•	the unadjusted hazard ratio, a measure used to compare the death rates between treatment groups, was 0.61, representing a 39% lower rate of death for patients receiving custirsen; and

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

•

preliminary analyses have shown that treatment with custirsen in combination with gemcitabine and a platinum chemotherapy significantly lowered serum clusterin levels as compared to baseline levels, and that average serum clusterin levels during treatment were predictive of survival, with low serum clusterin levels correlating to longer survival. Custirsen treatment with chemotherapy decreased serum clusterin levels compared to baseline levels in 95% of patients evaluated. Patients who achieved a minimum median CLU level for the population of ≤38 µg/mL during treatment had a median survival of 27.1 months compared with 16.1 months for patients who had higher CLU levels (p=0.02).

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

Summary of Results of Phase 3 Clinical Trial in Patients with CRPC Receiving a Taxane and Custirsen/Placebo Following Prior Docetaxel; Discontinued due to enrollment

Results of a randomized Phase 3 trial evaluating the pain palliation benefit of custirsen in combination with taxane chemotherapy (docetaxel retreatment or cabazitaxel) in patients with CRPC following prior docetaxel were presented at the ASCO GU Symposium in January 2014. In this double-blind, placebo-controlled trial, called the SATURN trial, durable pain palliation for ≥12 weeks duration was the primary endpoint.

The trial was stopped after 20 months, during which 14 subjects were randomized. Restrictive protocol-specified criteria of stable baseline pain and consistent analgesic use prevented the ability to complete trial enrollment.

Data from the clinical trial are summarized as follows:

•	durable pain palliation of ≥12 weeks duration was achieved in 3/14 subjects: n=1/7 (14%, taxane + placebo arm) and n=2/7 (29%, taxane + custirsen arm);

•	time to pain progression (median [95% CI] in months) was: not estimable (2.7, not estimable) (taxane + placebo) and 6.4 months (2.9, 6.8) (taxane + custirsen);

•	custirsen was generally well tolerated when administered in combination with a taxane (docetaxel or cabazitaxel) and prednisone; and

•	median (95% CI) overall survival by Kaplan-Meier analyses was 7.8 months (3.2, 11.5) (taxane + placebo) and 11.8 months (9.8, 15.7) (taxane + custirsen).

Summary of Custirsen Development Program

Ongoing Phase 3 Custirsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer—survival endpoint (SYNERGY)	Docetaxel with and without custirsen (1,022 patients); first-line chemotherapy

• The pre-specified number of death events required for final analysis has been reached and study data are being reviewed and prepared for final analysis; final survival results are expected to be announced by mid-2014

• SPA approved by the FDA and EMA in agreement with development plan

• Phase 3 initiated in the third quarter of 2010

Metastatic castrate resistant prostate cancer—survival endpoint (AFFINITY)	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy	• Patient enrollment ongoing and expected to be completed by the end of 2014 • Phase 3 initiated in the third quarter of 2012
Advanced non-small cell lung cancer—survival endpoint (ENSPIRIT)	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 3 initiated by Teva in the third quarter of 2012

Completed Custirsen Trials:

Cancer Indication	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer (SATURN)	Taxane chemotherapy (docetaxel retreatment or cabazitaxel) with and without custirsen; second-line chemotherapy

• Results presented at the ASCO GU Symposium in Jan 2014

• 14 patients enrolled in Phase 3

• Restrictive protocol-specified criteria of stable baseline pain and consistent analgesic use prevented the ability to complete trial enrollment.

Metastatic castrate resistant prostate cancer	Docetaxel with and without custirsen; first-line chemotherapy	• Data published in JCO, September 2010 • Phase 2 completed
Metastatic castrate resistant prostate cancer	Docetaxel or mitoxantrone with and without custirsen; second-line chemotherapy	• Data published in CCR, September 2011 • Phase 2 completed
Advanced non-small cell lung cancer	Gemcitabine and cisplatin or carboplatin with and without custirsen; first-line chemotherapy	• Data published in JTO, January 2012 • Phase 2 completed
Localized prostate cancer	Custirsen with hormone ablation therapy	• Results presented at ASCO 2008 Genitourinary Cancers Symposium • Phase 2 completed

Cancer Indication	Treatment Combination(1)	Status
Advanced breast cancer	Custirsen with docetaxel	• Data published in CCR, January 2009 • Phase 2 completed
Localized prostate cancer	Custirsen with hormone ablation therapy	• Data published in Journal of National Cancer Institute, September 2005 • Phase 1 completed
Solid tumors (prostate, breast, NSCLC, ovarian, renal, bladder, peritoneum)	Custirsen with docetaxel	• Data published in CCR, February 2008 • Phase 1 completed

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.

Apatorsen

Overview of Apatorsen

Apatorsen is our product candidate that is designed to inhibit production of Hsp27, a cell-survival protein expressed in many types of cancers including bladder, prostate, breast, pancreatic and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types.

A number of preclinical studies conducted by the Vancouver Prostate Centre and others have shown that reducing Hsp27 production induces tumor cell death in prostate, non-small cell lung, bladder and pancreatic cancer cells. The studies also suggest that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy. These preclinical studies have also shown that inhibiting the production of Hsp27 in human prostate, bladder, lung, breast, ovarian and pancreatic tumor cells sensitizes the cells to chemotherapy.

In 2013, we initiated the “ORCA” (On-going studies evaluating treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval.

Current Apatorsen Development Activities

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

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in patients with previously untreated advanced non-squamous NSCLC. The trial is expected to randomize approximately 155 patients with non-squamous NSCLC to receive either apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and we expect to complete patient enrollment by the end of 2014.

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen in patients with previously untreated advanced squamous NSCLC. The trial is expected to randomize approximately 140 patients with squamous NSCLC to receive apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. Patient enrollment is expected to be initiated in the first-half of 2014.

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

Summary of Results of Apatorsen Clinical Trials

Preliminary or final results have been presented for a phase 1 clinical trial in patients with solid tumors, a phase 1 clinical trial in patients with superficial or muscle-invasive bladder cancer, and a randomized phase 2 trial in chemotherapy-naïve patients with metastatic CRPC. The following is a summary of the preliminary or final results from these trials.

Summary of Preliminary results of Ongoing Apatorsen Randomized Phase 2 Clinical Trial in Patients with CRPC

This randomized, controlled phase 2 trial has completed enrollment of 74 patients who have minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. This trial is funded in part by a grant by the Terry Fox Foundation. The trial is designed to determine the potential benefit of apatorsen by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without apatorsen. Preliminary study results presented at ESMO in September 2012 showed a higher number of patients without disease progression at 12 weeks and greater declines in PSA and CTCs in patients receiving apatorsen plus prednisone treatment compared to those receiving prednisone alone.

At the time of the presentation at ESMO, 65 patients had been randomized to the CRPC Phase 2 study and had a minimum of 12 weeks in the study; 32 patients had received apatorsen plus prednisone and 33 patients had received prednisone alone. Results from these 65 patients are as follows:

•

in the apatorsen plus prednisone arm, 71% of patients were progression-free at 12 weeks, compared to 48% in the prednisone alone arm. The primary efficacy endpoint of this study is defined as the proportion of patients without disease progression at 12 weeks where disease progression is based on any of the following parameters: PSA levels, measurable disease, bone lesions, global deterioration or requiring palliative radiation therapy;

•	among patients who received apatorsen plus prednisone, 75% experienced an overall decline in PSA compared to 52% in the prednisone alone arm;

•	forty-seven percent of patients who received apatorsen plus prednisone experienced a greater than or equal to 50% decline in PSA, versus 21% of patients who received prednisone alone;

•

CTC declines from greater than or equal to five (unfavorable) to less than five (favorable) occurred in 52% of patients receiving apatorsen plus prednisone compared to 41% of those treated with prednisone alone;

•

among the 33 patients with baseline measurable disease, three out of 16 patients (19%) who received apatorsen plus prednisone had a partial response compared to two out of 17 (12%) in the prednisone alone arm, and one patient in the apatorsen treatment arm had a complete response; and

•	adverse events reported in both arms were primarily grade 1 or 2.

Apatorsen infusion reactions occurred and were primarily grade 1 or 2 chills, diarrhea, fatigue, nausea, flushing, pyrexia and vomiting. Other adverse events in two or more patients receiving apatorsen were dizziness, hot flashes, muscular weakness, and hypertension. Grade 3-4 laboratory treatment-emergent adverse events in two or more patients receiving apatorsen included lymphopenia (12%), hyperglycemia (12%), and elevated creatinine (6%).

Summary of Preliminary Results of Ongoing Apatorsen Phase 1 Clinical Trial in Patients with Bladder Cancer

This investigator-sponsored phase 1 trial was designed to determine the effects of apatorsen on Hsp27 expression and tumor response rates when administered into the bladder using intravesical instillation. In addition, the trial will measure the direct effect of delivering apatorsen by intravesical instillation on expression of Hsp27 in bladder tumor cells. This clinical trial is being primarily funded by the National Cancer Institute of Canada.

Preliminary results from this trial presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012 demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with apatorsen. Additionally, of the 15 patients treated with apatorsen, 33% had complete responses with no pathologic evidence of disease observed in post-surgical tissue following four doses of apatorsen administered intravesically over an eight day period. In the apatorsen treated patients who experienced a complete response, the absence of residual disease made it difficult to fully assess the effect of apatorsen on Hsp27 expression. Therefore, the analysis was based mainly on the remaining patients who had evaluable tumor tissue. We continued to enroll patients with larger tumors to assess the effect of higher doses of apatorsen on Hsp27 levels in patients with bladder cancer. Patient enrollment has been completed with 24 patients treated on study.

Summary of Results of Apatorsen Phase 1 Clinical Trial in Patients with Solid Tumors

Apatorsen has been evaluated in a phase 1 trial in patients with breast, prostate, ovarian, or NSCLC who have failed potentially curative treatments or for whom a curative treatment does not exist. Final results of this phase 1 trial were presented in an oral presentation at the ASCO 2010 annual meeting. The phase 1 trial evaluated 42 patients treated with apatorsen as a single agent and 22 patients treated with apatorsen in combination with docetaxel who had failed up to six prior chemotherapy treatments. Apatorsen as a single agent administered weekly was evaluated at doses from 200 mg up to 1000 mg in five cohorts of approximately six patients per cohort. Two further cohorts evaluated apatorsen at the 800 and 1000 mg doses combined with docetaxel. Patients could receive up to 10 21-day cycles.

When apatorsen was given as a single agent, a median of two cycles (range of zero to eight) was administered. When apatorsen was combined with docetaxel, a median of four cycles (range of zero to ten) was administered.

Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the apatorsen monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the apatorsen plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus (itching), nausea and back pain. The incidence of laboratory toxicity was determined based on laboratory data. The majority of laboratory toxicities were Grade 1 or Grade 2. The most common laboratory toxicities included: prolongation of time for a patient’s blood to clot, or PTT, (95% of patients); low level of lymphocytes in the blood which fight infection, or lymphopenia, (93%); low levels of red blood cells which carry oxygen, or anemia, (90%); low sodium concentration in the blood, or hyponatremia, (52%); low white blood cell count, or leucopenia (49%); high aspartate transaminase level, or AST, a test of liver function, (48%); and low levels of potassium in the blood, or hypokalemia, (48%). Serious adverse events were reported for approximately half the patients. The most common events were disease progression and dyspnea (shortness of breath), reported for five subjects each and febrile neutropenia, reported for four subjects. Increased blood creatinine (a test of kidney function) and hydronephrosis (obstruction of the urine flow from the kidney due to tumor blockage) were reported for two subjects each. All remaining serious adverse events were reported for one subject each.

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

Summary of Apatorsen Development Program

Ongoing Apatorsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic bladder cancer (Borealis-1)	Gemcitabine and cisplatin with and without apatorsen (~ 180 patients); first-line chemotherapy	• Data expected in the second-half of 2014 • Patient enrollment complete • Phase 2 initiated in October 2011
Metastatic bladder cancer (Borealis-2)	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 2 initiated in April 2013
Advanced Non-Squamous NSCLC (Spruce)	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Patient enrollment ongoing • Phase 2 initiated in August 2013
Advanced squamous NSCLC (Cedar)	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Phase 2 expected to be initiated in first-half of 2014
Metastatic pancreatic cancer (Rainier)	Abraxane and gemcitabine with and without apatorsen (~ 130 patients)	• Patient enrollment ongoing • Phase 2 initiated in August 2013
Castrate resistant prostate cancer (Pacific)	Zytiga (abiraterone acetate) with and without apatorsen (~80 patients)	• Patient enrollment ongoing • Phase 2 initiated in December 2012

Completed Apatorsen Trials:

Cancer Indication	Treatment Combination	Status
Solid tumors	Apatorsen with and without chemotherapy	• Final data presented at 2010 ASCO annual meeting, manuscript in preparation • Phase 1 completed
Superficial and muscle invasive bladder Cancer (BL-01)	Apatorsen as monotherapy (24 patients)	• Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium • Phase 1 ongoing
Castrate resistant prostate cancer (PR-01)	Prednisone with and without apatorsen (74 patients)	• Preliminary data presented at 2012 ESMO Annual Meeting • Patient enrollment complete • Phase 2 initiated in third quarter of 2010

OGX-225

Overview of OGX-225

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

We have identified the lead compound and completed numerous preclinical proof of concept studies with OGX-225, which suggest that OGX-225 may delay disease progression in prostate and breast cancer model systems. We have begun development activities for OGX-225 and toxicology studies are ongoing.

Summary of OGX-225 Development Program

OGX-225 Preclinical Studies:

Cancer Indication	Treatment Combination	Status
Solid tumors	OGX-225 with and without chemotherapy	• Toxicology studies are ongoing • Preclinical proof-of-concept studies completed

Second-Generation Antisense Technology

Custirsen, apatorsen and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product-by-product basis, we have collaborated with Isis Pharmaceuticals, Inc., or Isis, and selectively licensed technology from Isis to combine Isis’ second-generation antisense chemistry with our proprietary gene target sequences to create inhibitors that are designed to down-regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation, and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, which allow for less frequent dosing and thereby make treatment easier on patients at a lower associated cost. For example, clinical data from our phase 1 clinical trial evaluating custirsen in combination with neoadjuvant hormone therapy in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. These data demonstrate that, following systemic administration, custirsen entered tumor cells and effectively inhibited clusterin production.

OVERVIEW OF MARKET AND TREATMENT

In North America, cancer has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimated that in 2013 approximately 1,660,290 new patients in the United States were diagnosed with cancer and that approximately 580,350 patient deaths will be attributable to cancers.

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

OUR STRATEGY

Our objective is to develop and commercialize new cancer therapies that address resistance to therapies in cancer patients. Key elements of our strategy include:

•

gaining market approval for custirsen by conducting registration trials that demonstrate efficacy and safety, in both prostate and lung cancer, in collaboration with Teva. As a result of our collaboration agreement with Teva, committed funding is available for phase 3 trials in patients with CRPC to evaluate custirsen in combination with docetaxel as first-line chemotherapy (the SYNERGY trial), in patients with CRPC to evaluate custirsen in combination with cabazitaxel as second-line chemotherapy (the AFFINITY trial), and in patients with NSCLC to evaluate custirsen in combination with docetaxel as second-line chemotherapy (the ENSPIRIT trial);

•

advancing apatorsen by conducting clinical trials across multiple cancer indications for apatorsen, including bladder, lung, pancreatic and prostate cancers. Consistent with our custirsen strategy, we are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. We are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future Oncogenex-sponsored trials and possible market approval;

•

developing and commercializing new cancer therapies, including OGX-225, to inhibit treatment resistance in cancer patients. We plan to leverage our expertise in development to bring new products to market as soon as possible. We intend to maintain and develop our relationship with the Vancouver Prostate Centre and develop relationships with other research institutions in order to identify additional product candidates; and

•

optimizing the development of our product candidates through use of outsourcing and internal expertise. In order to increase efficiency and lower our overhead, we outsource, and plan to continue to outsource, preclinical and manufacturing activities. We have chosen to establish critical product development functions in-house, including clinical trial management and regulatory affairs.

LICENSE AND COLLABORATION AGREEMENTS

Teva Pharmaceutical Industries Ltd.

Custirsen

As discussed above, in December 2009, we, through our wholly owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement with Teva for the development and global commercialization of custirsen

(and related compounds). Pursuant to the collaboration agreement, Teva was granted the exclusive worldwide right and license to develop and commercialize any products containing custirsen and related compounds, which we refer to as the Licensed Products. We have an option to co-promote custirsen in the United States and Canada.

Under the collaboration agreement, Teva made upfront payments to us in the aggregate amount of $50 million, and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of Licensed Products. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2013. We may receive milestone payments from Teva in late 2014 or early 2015 depending on the final survival results from the SYNERGY trial and other related activities. We have fulfilled our obligation of funding $30 million towards the development of custirsen, which included our personnel costs for certain development activities. Teva is funding all other expenses under the collaboration agreement including the SYNERGY, AFFINITY and ENSPIRIT trials being conducted under the amended clinical development plan we developed with Teva. For additional information regarding the SYNERGY, AFFINITY and ENSPIRIT trials, refer to the discussion under the heading “Our Product Candidates—Custirsen—Current Custirsen Development Activities.”

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

We were required to spend $30 million in direct and indirect development costs such as full-time equivalent, or FTE, reimbursement for time incurred by OncoGenex personnel for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our development expenses. We have fulfilled our obligation of funding $30 million towards the development of custirsen. Teva is funding all other expenses under the clinical development plan.

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

Isis Pharmaceuticals, Inc.

Custirsen

In November 2001, OncoGenex Technologies entered into an agreement with Isis to jointly develop and commercialize custirsen. This strategic relationship provided us with access to Isis’ proprietary position in second-generation antisense chemistry for use in custirsen, and Isis’ expertise in developing antisense therapeutics, including its manufacturing expertise, and allowed us to develop custirsen cost efficiently. Under this agreement, we paid 65%, and Isis paid 35%, of the costs and revenue resulting from the development and commercialization of custirsen. In July 2008, we and Isis amended this agreement to provide that we are solely responsible for the costs and development of custirsen, and, in turn, we incurred certain financial obligations to Isis, primarily related to sharing revenue received by us from a third party as a result of a licensing transaction.

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

We paid Isis $10 million in January 2010 as Isis’ share of Non-Royalty Revenue received by us in December 2009 in connection with our collaboration agreement with Teva. We did not make any further payments to Isis in 2013 under the terms of the agreement with Isis. We may owe milestone payments to Isis in late 2014 or early 2015 depending on the final survival results from the SYNERGY trial and other related activities.

In addition, we are required to pay Isis 30% of all Non-Royalty Revenue we receive. Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of our collaboration agreement with Teva; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations discussed above. We cannot provide any assurance that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. Neither we nor Isis can pursue the development or commercialization of any antisense compound for clusterin outside of the agreement with Isis. This arrangement will continue until custirsen is no longer being developed or commercialized or until the agreement with Isis is earlier terminated due to an uncured material breach.

To facilitate the execution and performance of our collaboration agreement with Teva, we and Isis agreed to further amend our agreement, which amendment provided that, among other things, if we are the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under our agreement with Isis. Any non-royalty milestone amounts previously paid will be credited towards the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in relation to our collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires us and is the surviving entity.

OncoGenex Technologies has agreed to indemnify Isis and persons affiliated with Isis against liabilities resulting from the development, manufacture, use, handling, storage, sale or other commercialization or disposition of custirsen caused by OncoGenex Technologies’ or its licensees’ or sublicensees’ gross negligence or willful misconduct, or caused by OncoGenex Technologies’ material breach of our agreement with Isis.

Apatorsen

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

Under the terms of the agreement, in the event that OncoGenex Technologies abandons apatorsen, Isis may elect to unilaterally continue development of apatorsen, in which case it must provide Isis with a worldwide license or sublicense (as the case may be) of its relevant technology solely to develop and commercialize apatorsen in exchange for a royalty on Isis’ sales of apatorsen.

Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. It is also obligated to pay to Isis certain milestone payments, as well as certain low to mid single-digit royalties on net sales for apatorsen, with the amount of royalties depending on whether third-party royalty payments are owed. We paid Isis USD$0.8 million in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2014.

OncoGenex Technologies has agreed to indemnify Isis and certain persons affiliated with Isis against liabilities caused by its and its licensees’ and sublicensees’ gross negligence or willful misconduct, its material breach of the collaboration and license agreement, and the manufacture, use, handling, storage, sale or other disposition of apatorsen that is sold by OncoGenex Technologies or its affiliates, agents or sublicensees.

The term of the collaboration and license agreement will continue for each product until the later of 10 years after the date of the first commercial sale of apatorsen and the expiration of the last to expire of any patents required to be licensed in order to use or sell apatorsen, unless OncoGenex Technologies abandons apatorsen and Isis does not elect to unilaterally continue development of apatorsen.

University of British Columbia

Custirsen

Efforts conducted at the Vancouver Prostate Centre are owned and managed by the University of British Columbia, or UBC. Under a license agreement entered into in November 2001, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate custirsen. In connection with entering into the license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 shares of our common stock. OncoGenex Technologies agreed to pay UBC low single digit royalties on milestones and the revenue from sales of custirsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC CAD$0.3 million as a result of upfront payments we received from Teva in December 2009 in connection with our collaboration agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty or milestone payments to UBC under the terms of the agreement in 2013. We may owe milestone payments to UBC in late 2014 or early 2015 depending on the final survival results from the SYNERGY trial and other related activities.

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

Apatorsen

Under a license agreement entered into in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate apatorsen. In connection with entering into the license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 shares of our common stock. OncoGenex Technologies also agreed to pay UBC low single digit royalties on the revenue from sales of apatorsen, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell apatorsen. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. We paid UBC CAD$0.1 million in 2010 in relation to the initiation of a phase 2 trial of apatorsen in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty payments to UBC under the terms of the agreement in 2013 and do not anticipate making any such payments to UBC in 2014.

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

OGX-225

Pursuant to the terms of our third-party license agreement relating to OGX-225, we will owe payments upon the completion of product development milestones, as well as low to mid single digit royalties on product sales. We did not make any milestone or royalty payments to third parties under the terms of the agreement in 2013 and do not anticipate making any such payments during 2014.

We are also obligated to pay annual license fees to third parties with respect to these product candidates. These amounts are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” which is incorporated herein by reference.

Summary of Milestone Obligations by Product Candidate

The following table sets forth the milestones that we may be required to pay to third parties under the license and collaboration agreements described above. As described above, we will also be required to pay certain revenue-based royalties with respect to each of our product candidates.

Milestone Obligations to Third Parties	Amount Payable
Custirsen	31% of non-royalty revenue
Apatorsen	Up to $4,956,000 (1)(2)(3)
OGX-225	Up to $4,300,000 (2)(3)

(1)	Additional milestone payments may be required for product approvals outside the field of oncology.
(2)	Payable in connection with initiating certain clinical trials and obtaining certain market approvals.
(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2013 exchange rate of US$1.00 = CAD$1.0636, and rounded to the nearest $1,000.

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

•

submission to appropriate national and/or regional regulatory health authorities of a New Drug Application, or NDA, or equivalent marketing authorization application, which application is not automatically accepted for review; and

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

CONTRACT RESEARCH AGREEMENTS

Consistent with our strategy to outsource certain product development activities, we have established contract research agreements for, preclinical, clinical, manufacturing and some data management services. We choose which business or institution to use for these services based on their expertise, capacity and reputation and the cost of the service.

We also provide quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for product candidates with modest contribution from us.

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 2013, 2012 and 2011, our expenditures for research and development activities were $55.3 million, $40.0 million and $21.6 million, respectively. Such research and development expenses primarily related to the advancement of our product candidates custirsen and apatorsen.

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

To date, all active pharmaceutical ingredient, or API, and drug product for custirsen and apatorsen has been manufactured by third parties on a purchase order basis, under cGMP. If our product candidates are approved for commercial sale in the future, we may be required to contract with larger contract manufacturers that can meet higher commercial drug quantities.

INTELLECTUAL PROPERTY

Our success depends in part on our ability and that of our collaborators to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to prevent others from infringing on the proprietary rights of our product candidates, and to operate without infringing on the proprietary rights of others.

Patents

We have a license from UBC and ISIS to use, make, have made, or make improvements upon custirsen, apatorsen and OGX-225. In addition, Isis has assigned a three-member patent family related to clusterin antisense to OncoGenex Technologies, and we have a pending family of applications on an apatorsen formulation.

As discussed above, certain intellectual property rights relating to custirsen have been sublicensed exclusively to Teva, which has subsequently assumed direct control of the prosecution of those rights as custirsen is developed.

We have been granted non-exclusive rights to all intellectual property owned, licensed or otherwise controlled by Isis as of the date of our agreements with Isis that relate to second-generation antisense chemistry and that are required for our product candidates (such as custirsen, apatorsen and OGX-225). Isis is generally restricted from engaging in research, development and commercialization of antisense compounds related to clusterin, Hsp27, IGFBP-5 and IGFBP-2, other than as provided in the collaboration and license agreement related to each target. Isis directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of these patent rights, which extend to numerous jurisdictions throughout the world. Individual patents have terms of protection depending on the laws of the countries in which the applications are made.

We direct patent prosecution, and are responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights for intellectual property under license from UBC covering apatorsen and OGX-225. We file patent applications for this intellectual property in the United States, Canada, Europe (through the European Patent Office), Japan and other jurisdictions.

Composition of matter patents covering custirsen and apatorsen have been issued in the United States and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the United States and certain other countries.

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

Trademarks

We own eight trademarks registered in the United States, namely ONCOGENEX™, ORCA™, Spruce™, Rainier™, ORCA and design, Pacific and design, Borealis-1 and design, and the helical totem design element that accompanies the clinical trial trademarked identifiers. In Canada, we have OncoGenex™ registered, and have corresponding Canadian trademark applications pending for the United States registrations noted above. Additional trade-marks in use but still pending registration in both the United States and Canada trademark offices are Borealis-2™, Cedar™, and the OncoGenex script design.

We can provide no assurance that our registered or unregistered trademarks or trade names will not infringe upon third-party rights or will be acceptable to regulatory agencies.

COMPETITION

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. We are aware of several other companies which are developing therapeutics that seek to promote tumor cell death. Several therapies have been recently approved by the FDA, and we expect more to be approved in the future. Many oncology drugs in clinical trials are being developed for the four primary indications: lung, breast, colorectal, and prostate cancers. Certain of these drugs are designed, like custirsen, apatorsen and OGX-225, to interfere with mechanisms potentially involved with treatment resistance. If new drugs targeting mechanisms of treatment resistance are approved for sale for the indications that we are evaluating in advance of our product candidates or even after their commercialization, the market’s interest in our product candidates may be reduced. We are aware of several other companies developing therapeutic products, whether antisense or otherwise, which seek to promote tumor cell death by inhibiting proteins believed to promote cell survival. Our competitors may seek to identify gene sequences, protein targets or antisense chemistry different from ours, and outside the scope of our intellectual property protection, to develop antisense therapeutics that serve the same function as our product candidates. Our competitors may also seek to use mechanisms other than antisense to inhibit the proteins that our product candidates are designed to inhibit.

Some of our product candidates’ development plans include pursuing prostate cancer indications. Substantial advancements in the treatment of prostate cancer have occurred in the past two years and new products from our competitors have been approved for marketing on the basis of showing a survival advantage. Many of our existing and potential competitors have substantially greater financial resources and expertise than we do in manufacturing and developing products, conducting clinical trials, obtaining regulatory approvals and marketing. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to our programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since custirsen and apatorsen are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs may potentially be synergistic with many new and currently marketed therapies. Our ability to compete successfully will depend largely on our ability and, where applicable, the ability of our collaborators to:

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

EMPLOYEES

As of December 31, 2013, we had a total of 41 employees, of whom 27 were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 14 were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications. Four of our 41 employees are employed on a part-time basis.

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

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2013, 2012 and 2011 and our total assets as of December 31, 2013 and 2012, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 1522—217th Place SE, Suite 100, Bothell, Washington 98021, and our telephone number is (425) 686-1500.

In August 2008, our company, then named Sonus Pharmaceuticals, Inc., completed its acquisition, or the Arrangement, of OncoGenex Technologies, a Canadian corporation, as contemplated by the Arrangement Agreement between the companies. We then changed our name to OncoGenex Pharmaceuticals, Inc. As a result of the Arrangement, OncoGenex Technologies became our wholly owned subsidiary. OncoGenex Technologies was incorporated under the federal laws of Canada in May 2000. OncoGenex, Inc., a former subsidiary of OncoGenex Technologies, was incorporated under the laws of Washington in August 2005 and was dissolved pursuant to the Articles of Dissolution filed on July 1, 2009. As used in this Annual Report on Form 10-K, the term “Sonus” refers to our business prior to August 21, 2008.

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

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the near future. Our revenue to date has been collaboration revenue under our collaboration agreement with Teva. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are highly dependent on the success of our lead product candidates, custirsen and apatorsen, and we cannot give any assurance that they, or any of our other product candidates, will receive regulatory approval or will be successfully commercialized.

In order to market custirsen, we and Teva must, among other things, complete ongoing clinical trials, including Phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have an ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. The pre-specified number of death events required for final analysis of the SYNERGY trial has been reached and study data are being reviewed and prepared for final analysis. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced by mid-2014. If the results of this trial are negative, we may be required to delay or suspend the development of custirsen, which would harm or prevent the commercialization of this product candidate.

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

We have an ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. The pre-specified number of death events required for final analysis of the SYNERGY trial has been reached and study data are being reviewed and prepared for final analysis. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced by mid-2014. We cannot predict the outcome of this trial, or whether the results will be positive or negative. If this trial does not demonstrate custirsen is safe and effective, or if the results are otherwise negative, our business and financial condition could be materially and adversely affected, and we may never receive regulatory approval for custirsen.

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

We depend on Teva to collaborate with us to develop and globally commercialize custirsen. Furthermore, under the collaboration agreement, we and Teva must agree on any changes to the Clinical Development Plan for custirsen. As a result of our dependence on Teva, the eventual success or commercial viability of custirsen is largely beyond our control. The financial returns to us, if any, under the collaboration agreement depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the collaboration agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of custirsen;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy or commercialization plan;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	our limited control over clinical trials of custirsen;

•	changes in key management personnel at Teva, including in members of the Joint Steering Committee; and

•	possible disagreements with Teva regarding the collaboration agreement, sharing of costs for clinical trials or ownership of proprietary rights.

If we and Teva are unable to reach an agreement under our clinical development plan, or if either we or Teva fail to perform our respective obligations or effectively manage our relationship, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business.

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

•

delay or failure to obtain sufficient supplies for our clinical trials;delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

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

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from the sale of the product. Recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or the inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates

We rely on third parties to manufacture and supply our product candidates and other agents used in our clinical trials. A decrease in the availability or quality of any of these products or agents could increase clinical trial costs, delay or halt clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, resulting in additional losses and depriving us of potential product revenue.

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

Under our collaboration agreement with Teva, Teva is responsible for the commercialization costs associated with custirsen; however, if we were to exercise our co-promotion option, which we do not anticipate having sufficient funds to do, we would need to expand our marketing and sales capabilities. In addition, as we have primary responsibility for the oversight of the second-line chemotherapy trial in CRPC, we must be able to manage our development responsibilities effectively, which may impose a strain on our administrative and operational infrastructure.

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

If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions. The U.S. Supreme Court has revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. Some of our issued patents may be subject to challenge and subsequent invalidation under the revised criteria. There is also the risk that, even if the validity or unenforceability of these patents is upheld, the court will narrow the scope of our claim or will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights.

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

The market prices for our common stock and that of emerging life science companies generally have historically been highly volatile. Future announcements concerning us, the results of our clinical trials or our competitors may have a significant effect on the market price of our common stock. The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

Additionally, pursuant to our at-the-market equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV & Co. LLC, or MLV, as our sales agent. If we access the at-the-market equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

We have business offices located in Bothell, Washington and Vancouver, British Columbia. Prior to the Arrangement, Sonus entered into a non-cancellable lease agreement for laboratory and office space in Bothell, Washington, and moved into this facility on December 14, 2007. The lease covers approximately 42,600 square feet of laboratory and office space in a single facility, is currently at an annual rent of approximately $2.2 million, and has a 10-year term with two five-year renewal options.

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $0.1 million, which lease expires in September 2014.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2014, there were approximately 97 stockholders of record and there were approximately 8,789 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2012:

First quarter	$17.48	$11.33
Second quarter	13.72	11.84
Third quarter	14.99	13.20
Fourth quarter	14.54	11.51

YEAR ENDED DECEMBER 31, 2013:

First quarter	$13.75	$11.30
Second quarter	11.38	9.12
Third quarter	10.24	8.35
Fourth quarter	9.31	6.55

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2013 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

OncoGenex Pharmaceuticals, Inc.	100.00	742.67	559.67	391.33	437.33	278.00
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Pharmaceutical	100.00	104.90	109.55	125.16	172.74	284.56

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2013, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013 and 2012 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of loss data for the years ended December 31, 2010 and December 31, 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

The historical results presented are not necessarily indicative of future results.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands except share and per share amounts)
Statements of Loss Data:
Collaboration revenue	$29,882	$20,095	$5,496	$13,616	$25,539
Total expenses	$65,209	$46,082	$27,783	$28,361	$28,121
Net loss	$(31,849)	$(21,098)	$(14,673)	$(12,584)	$(5,476)
Basic and diluted loss per common share	$(2.17)	$(1.56)	$(1.51)	$(1.79)	$(0.95)

Shares used in calculation of net loss per share
Basic and diluted	14,683,389	13,522,723	9,729,340	7,030,903	5,766,850

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,222	$75,383	$64,927	$85,107	$64,568
Total assets	$55,689	$82,016	$68,015	$89,918	$68,980
Current liabilities	$14,934	$11,556	$30,786	$27,476	$25,781
Total liabilities	$18,478	$15,809	$37,125	$45,793	$46,021
Additional paid-in capital	$168,242	$165,395	$108,986	$107,579	$73,798
Accumulated deficit	$(133,689)	$(101,840)	$(80,742)	$(66,069)	$(53,485)
Stockholders’ equity	$37,211	$66,207	$30,890	$44,125	$22,959

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets.

Our product candidates custirsen, apatorsen and OGX-225 focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Our product candidates focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Product Candidate Custirsen

As discussed above, in December 2009, we entered into a collaboration agreement with Teva for the development and global commercialization of custirsen (and related compounds targeting clusterin, excluding apatorsen and OGX-225).

We and Teva have developed a clinical development plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. SYNERGY patient enrollment was completed in the fourth quarter of 2012. Over 1,000 men were enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75 with a critical hazard ratio of 0.84

•

The pre-specified number of death events required for final analysis has been reached and study data are being reviewed and prepared for final analysis. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced by mid-2014.

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

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim futility analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. We expect to evaluate both progression-free survival, or PFS (PFS rate at 14 weeks in 170 patients), and overall survival, or OS (OS at 100 events), during the first interim futility analysis. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility, the trial would be stopped. The second interim futility analysis is based an OS futility determination only. The trial will not be stopped early in order to claim efficacy. The first interim futility analysis will be in 2014.

For detailed information regarding our relationship with Teva and the collaboration agreement, refer to the discussion in Part I, Item 1 under the heading “Business—License and Collaboration Agreements—Teva Pharmaceutical Industries Ltd.”

Custirsen has received Fast Track designation from the FDA for the treatment of progressive metastatic prostate cancer in combination with docetaxel. The FDA has also agreed on the design of the SYNERGY trial through the special protocol assessment process. Custirsen has also received Fast Track designation from the FDA for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

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

We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Our phase 3 registration trials have been designed based on our phase 2 clinical trials. Data from these phase 2 studies demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies. Refer to the discussions in Part I, Item 1 under the headings “Our Product Candidates—Custirsen—Current Custirsen Development Activities” and “Our Product Candidates—Custirsen—Summary of Results of Custirsen Phase 2 Clinical Trials” for further details.

Product Candidate Apatorsen

Apatorsen is our product candidate designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including bladder, non-small cell lung, pancreatic, prostate and breast cancers. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis, negative clinical outcomes in patients with various tumor types.

In 2013, we initiated the “ORCA” (On-going studies evaluating treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval.

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

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in patients with previously untreated advanced non-squamous NSCLC. The trial is expected to randomize approximately 155 patients with non-squamous NSCLC to receive either apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and we expect to complete patient enrollment by the end of 2014.

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen in patients with previously untreated advanced squamous NSCLC. The trial is expected to randomize approximately 140 patients with squamous NSCLC to receive apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. Patient enrollment is expected to be initiated in the first-half of 2014.

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

Refer to the discussion in Part I, Item 1 under the heading “Our Product Candidates—Apatorsen—Summary of Results of Apatorsen Clinical Trials” for further details.

Product Candidates OGX-225

OGX-225 is our product candidate designed to inhibit the production of Insulin Growth Factor Binding Proteins -2 and -5 (IGFBP-2, IGFBP-5), two proteins that when overexpressed affect the growth of cancer cells. Increased IGFBP-2 and IGFBP-5 production are observed in many human cancers, including prostate, breast, colorectal, non-small cell lung, glioblastoma, acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, and melanoma. The increased production of these proteins is linked to faster rates of cancer progression, treatment resistance, and shorter survival duration in humans.

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in our collaboration agreement with Teva. At present, we are unable to predict the timing or likelihood of such milestone payments. We did not receive any payments from Teva as a result of the achievement of developmental or commercial milestones in 2013. We may receive milestones in late 2014 or early 2015 from Teva depending on the timing of final results from the SYNERGY trial and other related activities. Isis has disclosed in its SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement. We disagree with its assessment but believe there may be some lesser payment obligation. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our collaboration with Teva.

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

Per the terms of our collaboration agreement with Teva, we have spent the required $30 million in development costs related to custirsen. Teva is required to fund all additional expenses under our clinical development plan.

Since our drug candidates are in the early stages of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever.

Our projects or intended R&D activities may be subject to change from time to time as we evaluate our R&D priorities and available resources.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, finance and accounting, corporate external communications, human resources and other administrative functions, as well as consulting costs, including market research, business consulting and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Warrant liability

At December 31, 2013, there were warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2013 or 2012.

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

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Revenue

Revenue for the year ended December 31, 2013 increased to $29.9 million, from $20.1 million for the year ended December 31, 2012 and $5.5 million for the year ended December 31, 2011. Revenue in all years was earned through our strategic collaboration with Teva. Revenue earned in 2013 consisted of reimbursable clinical trial, manufacturing and preclinical costs incurred by us under our clinical development plan with Teva. The increase in 2013 compared with 2012 and 2011 was primarily due to patient enrollment and treatment in the AFFINITY trial. Revenue earned in 2012 includes recognition of $18.3 million from the $30 million upfront payment, as well as $1.8 million earned through collaboration research. Revenue earned in 2011 consisted solely of the recognition of deferred collaboration revenue.

Research and Development Expenses

R&D expenses for the year ended December 31, 2013 increased to $55.3 million, from $40.0 million for the year ended December 31, 2012 and $21.6 million for the year ended December 31, 2011. The increase in 2013 compared with 2012 was predominantly the result of higher clinical trial expenses associated with patient enrollment and treatment in the AFFINITY and Borealis-1 trials, increased costs related to our investigator-sponsored apatorsen trials, toxicology expenses related to apatorsen and OGX-225 and increased employee expenses, including stock-based compensation, due to an increase in the average number of employees to support our clinical development activities. The increase in 2012 as compared to 2011 was due primarily to higher clinical study expenses associated with the startup of the AFFINITY trial, increased patient enrollment in the

Borealis-1 trial and associated manufacturing costs, and increased employee expenses, including stock-based compensation expense. These increases were partially offset by lower preclinical expenses. We expect R&D expenses to decline slightly in 2014 and beyond, as the majority of the costs for the AFFINITY and Borealis-1 trials have been incurred and the cost of the apatorsen investigator-sponsored clinical trials are substantially less capital intensive than company-sponsored trials.

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Clinical development programs:
Custirsen	$28,199	$18,163	$4,301
Apatorsen	$16,260	$12,971	$9,597
Other research and development	$10,858	$8,814	$7,655

Total research and development expenses	$55,317	$39,948	$21,553

General and Administrative Expenses

G&A expenses for the years ended December 31, 2013, 2012 and 2011 were $9.9 million, $7.8 million and $6.2 million, respectively. The increase in 2013 compared to 2012 was predominantly due to higher infrastructure and consulting fees. The increase in 2012 as compared to 2011 was due primarily to higher employee expenses, including stock-based compensation expenses and infrastructure related costs.

Restructuring Gain

Restructuring gain for the years ended December 31, 2013, 2012 and 2011 was zero, $1.7 million and zero, respectively. In December 2012, we decided to expand our occupancy of the Bothell facility and revised our assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in a decrease in the value of our excess lease liability and a $1.7 million restructuring gain recorded in the fourth quarter of 2012 to reflect this change in estimate.

Revaluation of Warrants

We recorded gains of $3.2 million, $4.5 million and $7.4 million on the revaluation of the our outstanding warrants for the years ended December 31, 2013, 2012 and 2011, respectively, which is included on our consolidated statement of loss as a gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $133.7 million through December 31, 2013, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

In June 2013, we entered into an At-the-Market Issuance Sales Agreement, or Sales Agreement, with MLV, under which we may offer and sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through MLV under the Sales Agreement. To date, no shares have been sold under the Sales Agreement.

In March 2012 we completed a public offering of 4,789,750 shares of our common stock at a purchase price of $12.00 per share. The total net proceeds to us from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares, were approximately $53.8 million.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of December 31, 2013, our cash, cash equivalents, and short-term investments decreased to $39.2 million from $75.4 million as of December 31, 2012.

Based on our current expectations, we believe our capital resources at December 31, 2013 will be sufficient to fund our currently planned operations into 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Operating Activities

For the year ended December 31, 2013, 2012 and 2011 cash used in operating activities was $35.9 million, $43.5 million and $20.3 million, respectively. The decrease in cash used in operations in 2013 compared to 2012 is primarily attributable to an increase in cash reimbursements from Teva in 2013 as a result of us fulfilling our obligation of funding $30 million towards the development of custirsen, and the timing of payments for our clinical development activities. The increase in cash used in operations in 2012 compared to 2011 was attributable due to higher clinical trial expenses associated with patient enrollment and treatment in the AFFINITY and Borealis-1 trials, apatorsen manufacturing costs and employee expenses.

Financing Activities

For the year ended December 31, 2013, 2012 and 2011 net cash provided by financing activities was $10,000, $54.2 million and $0.2 million, respectively. Net cash provided by financing activities in for the year ended December 31, 2013 was the result of proceeds from the exercise of stock options. Net cash provided by financing activities in the the year ended December 31, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock in March 2012. Net cash provided by financing activities in for the year ended December 31, 2011 was the result of proceeds from the exercise of stock options.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2013 was $32.4 million compared with net cash used in investing activities of $21.2 million for the year ended December 31, 2012. Net cash provided by investing activities in the year ended December 31, 2011 was $25.1 million Net cash used in and provided by investing activities in all years was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations beyond the first quarter of 2015 which may include:

•	announcing final SYNERGY trial results, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as first-line chemotherapy;

•

completing patient enrollment in the AFFINITY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC;

•

continued enrollment of patients in the ENSPIRIT trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC;

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

We believe we have sufficient operating capital to fund our currently planned operations beyond the first quarter of 2015, which planned operations include the expected release of final survival results from the SYNERGY trial by mid-2014 and from the Borealis-1 trial in the second-half of 2014 and the completion of enrollment in AFFINITY and Spruce by the end of 2014.

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

Our future capital requirements will depend on many factors, including:

•	success of custirsen, apatorsen and our other product candidates, including receipt of milestone and royalty payments;

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;

•	maintaining our relationship with Teva and Teva’s ongoing level of focus and efforts to develop custirsen;

•	timing, costs and results of drug discovery and R&D;

•	entering into new collaborative or product license agreements for products in our pipeline;

•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt; and

•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	1 year	2-3 years	4-5 years
Bothell office operating lease (1)	$9,396	2,246	$4,696	$2,454
Vancouver office operating lease (2)	75	75	—	—
UBC license maintenance fees (3)	38	8	15	15
Leased equipment	34	12	17	5

Total	$9,543	2,341	$4,728	$2,474

(1)	This operating lease, which commenced in 2007, is for a 10-year term and includes two five-year option renewals.
(2)	This operating lease expires in 2014.
(3)	We are obligated to pay an annual license maintenance fee of CAD$8,000 to UBC, which has been converted to US dollars based on the December 31, 2013 exchange rate of US$1.00 = CAD$1.0636, and rounded to the nearest $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2013.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2013	2012
Total Assets	$55,689	$82,016
Total Liabilities	18,478	15,809
Total Equity	37,211	66,207

The decrease in assets at December 31, 2013 compared with December 31, 2012 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The increase in liabilities at December 31, 2013 compared with December 31, 2012 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY and Borealis-1 trials.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability and excess lease facility liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards and clinical trial and manufacturing accruals.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and carry at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and carry them at fair value, with unrealized gains and losses except other than temporary losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities, and accrued compensation are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to our collaboration agreement with Teva, as well as cash reimbursements from Teva for costs incurred by us under our clinical development plan. Under the collaboration agreement, we and Teva share certain custirsen-related development costs. We have spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva is funding all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. On a quarterly basis Teva reimburses all development expenses incurred in accordance with our clinical development plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva, see Note 4 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The collaboration agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

As of December 31, 2012 we had recognized the entire $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis.

Because we were not able to reliably estimate the fair value of the technology license, we used the residual value approach to determine the amount of revenue to recognize. Based on this approach, we recognized $22 million in 2009 relating to this element.

Under the collaboration agreement, we are entitled to receive up to $370 million upon the achievement of developmental and commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones. This conclusion was based primarily on the facts that each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, and that achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to it. We concluded that each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, that achievement of the milestone entails risk and was not reasonably assured at inception of the collaboration agreement, that substantial effort is required to complete each milestone, that the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, that a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and that the milestone payments, once received, relate solely to past performance. Based on the foregoing, we will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

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

Barter Transactions

During 2012, we entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future apatorsen preclinical research services. Such credits were estimated to be redeemed over the one year period that the preclinical research services were expected to be rendered by the vendor.

The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income of $0.2 million which was recorded in the Company’s Consolidated Statement of Loss in the year ended December 31, 2012.

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is recorded on a straight-line basis over the following periods:

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

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on our estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The non-refundable tax credit reduces the tax provision; however, no reduction to the tax provision has been recorded to date as we record a full valuation allowance. All qualifying expenditures are eligible for non-refundable tax credits only.

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

Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. In 2013, we also granted restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events that may have caused the awards to accelerate and vest.

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities. We report the components of comprehensive loss in the statement of stockholders’ equity.

Loss per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in accordance with the treasury stock method. The effect of potentially issuable common shares from outstanding stock options, restricted stock unit awards and warrants are anti-dilutive for all periods presented.

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reclassifications

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities and accrued compensation were reclassified and shown separately on the face of the consolidated balance sheet rather than combined with accounts payable, as in the prior year.

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

The functional currency of our foreign subsidiary is the U.S. dollar. For this foreign operation, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates. Gains and losses from this translation are recognized in the consolidated statement of loss.

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

All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. We adopted this standard on a prospective basis beginning with the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

(a consensus of the FASB Emerging Issues Task Force) (ASU 2013-11), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.2 million in the fair value of our investments as of December 31, 2013.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $0.3 million for the year ended December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 11, 2014	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OncoGenex Pharmaceuticals, Inc.

We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 11, 2014	Chartered Accountants

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents [note 5]	$14,593	$18,075
Short-term investments [note 5]	24,629	57,308
Interest receivable	218	327
Amounts receivable	8,657	714
Prepaid expenses	5,770	3,755

Total current assets	53,867	80,179
Restricted cash [note 5]	314	314
Property and equipment, net [note 6]	397	371
Other assets [note 8]	1,111	1,152

Total assets	$55,689	$82,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139	$1,329
Accrued liabilities	11,784	4,180
Accrued compensation	1,705	1,541
Current portion of long-term obligations [note 7]	1,092	1,084
Warrant liability [note 5 and note 11]	214	3,422

Total current liabilities	14,934	11,556
Long-term obligations, less current portion [note 7]	3,544	4,253

Total liabilities	18,478	15,809

Commitments and contingencies [note 13]
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 and 25,000,000 shares authorized and 14,707,886 and 14,656,916 shares issued and outstanding at December 31, 2013 and 2012, respectively	15	15
Additional paid-in capital	168,242	165,395
Accumulated deficit	(133,689)	(101,840)
Accumulated other comprehensive income	2,643	2,637

Total stockholders’ equity	37,211	66,207

Total liabilities and stockholders’ equity	$55,689	$82,016

Subsequent events [note 15]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2013	2012	2011
COLLABORATION REVENUE (note 2 and 4)	$29,882	$20,095	$5,496

EXPENSES
Research and development	55,317	39,948	21,553
General and administrative	9,892	7,791	6,230
Restructuring gain [note 7]	—	(1,657)	—

Total operating expenses	65,209	46,082	27,783

OTHER INCOME
Interest income	150	292	220
Other	120	138	6
Gain on warrants	3,208	4,459	7,388

Total other income	3,478	4,889	7,614

Net loss	$(31,849)	$(21,098)	$(14,673)

OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	6	1	31

Total other comprehensive income	6	1	31
Comprehensive loss	$(31,843)	$(21,097)	$(14,642)

Basic and diluted net loss per common share [note 11 [h]]	$(2.17)	$(1.56)	$(1.51)

Shares used in computation of basic and diluted net loss per common share [note 11 [h]]	14,683,389	13,522,723	9,729,340

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance, January 1, 2011	9,693,591	$10	$107,579	$2,605	$(66,069)	$44,125
Stock-based compensation expense		—	1,188	—	—	1,188
Stock option exercises	56,228	—	219	—	—	219
Net loss	—	—	—	—	(14,673)	(14,673)
Other comprehensive income	—	—	—	31	—	31

Balance, December 31, 2011	9,749,819	10	108,986	2,636	(80,742)	30,890

Stock-based compensation expense	—	—	2,175	—	—	2,175
Shares issued in March 2012 financing	4,789,750	5	53,772	—	—	53,777
Stock option exercises	117,347	—	462	—	—	462
Net loss	—	—	—	—	(21,098)	(21,098)
Other comprehensive income	—	—	—	1	—	1

Balance, December 31, 2012	14,656,916	15	165,395	2,637	(101,840)	66,207

Stock-based compensation expense	—	—	2,837	—	—	2,837
Stock option exercises	3,475	—	10	—	—	10
Restricted Stock Unit Settlements	47,495	—	—	—	—	—
Net loss	—	—	—	—	(31,849)	(31,849)
Other comprehensive income	—	—	—	6	—	6

Balance, December 31, 2013	14,707,886	$15	$168,242	$2,643	$(133,689)	$37,211

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(31,849)	$(21,098)	$(14,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants	(3,208)	(4,459)	(7,388)
Depreciation	227	100	75
Stock-based compensation [note11[c]]	2,834	2,175	1,188
Restructuring gain [note 7]	—	(1,657)	—
Gain on non-monetary transaction [note 9]	—	(151)	—
Changes in operating assets and liabilities:
Interest receivable	109	36	211
Amounts receivable	(7,943)	(265)	201
Prepaid expenses and other assets	(1,974)	(3,037)	1,278
Accounts payable	(1,190)	(175)	1,222
Accrued liabilities	7,604	3,419	247
Accrued compensation	164	589	855
Restricted cash	—	63	125
Excess lease liability [Note 7]	(680)	(795)	(407)
Lease obligation [note 7]	(21)	33	154
Deferred collaboration revenue	—	(18,271)	(3,351)

Net cash used in operating activities	(35,927)	(43,493)	(20,263)

Financing Activities:
Proceeds from the exercise of stock options	10	462	219
Issuance of common shares, net of share issuance costs	—	53,777	—

Net cash provided by financing activities	10	54,239	219

Investing Activities:
Purchase of investments	(31,696)	(110,443)	(75,147)
Proceeds from sale of investments	1,000	7,365	12,656
Proceeds from maturities of investments	63,375	82,181	87,638
Purchase of property and equipment	(253)	(291)	(79)

Net cash provided by (used in) investing activities	32,426	(21,188)	25,068
Effect of exchange rate changes on cash	9	—	(40)
Net increase (decrease) in cash and cash equivalents	(3,482)	(10,442)	4,984
Cash and cash equivalents at beginning of year	18,075	28,517	23,533

Cash and cash equivalents at end of year	$14,593	$18,075	$28,517

Supplemental Disclosure of Cash Flow Information:
Property and equipment acquired under lease obligation	$24	$—	$89

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

OncoGenex Pharmaceuticals, Inc. (referred to as “OncoGenex,” “we,” “us,” or “our”) is committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We were incorporated in the state of Delaware and are headquartered in Bothell, Washington and have a subsidiary in Vancouver, British Columbia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of OncoGenex Pharmaceuticals, Inc. and its wholly owned subsidiary OncoGenex Technologies, Inc.

Liquidity

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $133.7 million through December 31, 2013. At December 31, 2013, we had cash, cash equivalents and short-term investments of $39.2million.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability and excess lease facility liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards and clinical trial and manufacturing accruals.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and carry at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and carry them at fair value, with unrealized gains and losses except other than temporary losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities, and accrued compensation are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to our collaboration agreement with Teva, as well as cash reimbursements from Teva for costs incurred by us under our clinical development plan. Under the collaboration agreement, we and Teva share certain custirsen-related development costs. We have spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva is funding all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. On a quarterly basis Teva reimburses all development expenses incurred in accordance with our clinical development plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva, see Note 4.

The collaboration agreement contains multiple elements and deliverables, and requires evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

As of December 31, 2012 we had recognized the entire $30 million allocated to the manufacturing, regulatory and clinical development services element as revenue on a proportional performance basis.

Because we were not able to reliably estimate the fair value of the technology license, we used the residual value approach to determine the amount of revenue to recognize. Based on this approach, we recognized $22 million in 2009 relating to this element.

Under the collaboration agreement, we are entitled to receive up to $370 million upon the achievement of developmental and commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones. This conclusion was based primarily on the facts that each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, and that achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to it. We concluded that each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, that achievement of the milestone entails risk and was not reasonably assured at inception of the collaboration agreement, that substantial effort is required to complete each milestone, that the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, that a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and that the milestone payments, once received, relate solely to past performance. Based on the foregoing, we will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

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

Barter Transactions

During 2012, we entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future apatorsen preclinical research services. Such credits were estimated to be redeemed over the one year period that the preclinical research services were expected to be rendered by the vendor.

The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income of $0.2 million which was recorded in the Company’s Consolidated Statement of Loss in the year ended December 31, 2012.

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is recorded on a straight-line basis over the following periods:

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

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on our estimates of amounts expected to be recovered and are subject to audit by taxation authorities.

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

Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. In 2013, we also granted restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events that may have caused the awards to accelerate and vest.

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of new cancer therapies, with operations located in Canada and the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our available-for-sale marketable securities. We report the components of comprehensive loss in the statement of stockholders’ equity.

Loss per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in accordance with the treasury stock method. The effect of potentially issuable common shares from outstanding stock options, restricted stock unit awards and warrants are anti-dilutive for all periods presented.

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reclassifications

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities and accrued compensation were reclassified and shown separately on the face of the consolidated balance sheet rather than combined with accounts payable, as in the prior year.

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

The functional currency of our foreign subsidiary is the U.S. dollar. For this foreign operation, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates. Gains and losses from this translation are recognized in the consolidated statement of loss.

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

All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard beginning in the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. We adopted this standard on a prospective basis beginning with the quarter ended March 31, 2012. The adoption of this standard did not have a significant impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (ASU 2013-11), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

3. FINANCIAL INSTRUMENTS AND RISK

For certain of our financial instruments, including cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and accrued compensation carrying values approximate fair value due to their short-term nature. Our cash equivalents and short-term investments are recorded at fair value.

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates as well as credit risk associated with the financial stability of the issuers of the financial instruments. Foreign exchange rate risk arises as a portion of our investments which finance operations and a portion of our expenses are denominated in other than U.S. dollars.

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2013 the average days to maturity of our portfolio of cash equivalents and marketable securities was 50 days (December 31, 2012 – 121 days). We do not use derivative instruments to hedge against any of these financial risks.

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

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in OncoGenex was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of our common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue.

In connection with the collaboration agreement and pursuant to the terms of agreements between us and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, we paid Isis $10 million which was recorded as research and development expense in 2009. We also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which was recorded as research and development expense in 2009. Pursuant to the terms of the agreements, we anticipate that we would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, we anticipate we will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Isis in 2013. Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. We have an option to co-promote any Licensed Product in the United States and Canada.

Teva is responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.

In March 2012, OncoGenex Technologies and Teva entered into an amendment to the collaboration agreement. Under this amendment, OncoGenex Technologies and Teva revised the clinical development plan, under which the following three phase 3 clinical trials have been initiated:

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

We have fulfilled our obligation of funding $30 million towards the development of custirsen as of December 31, 2013, which included our personnel costs for certain development activities. Teva is funding all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan.

The collaboration agreement with Teva will remain in effect, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three phase 3 clinical trials set forth in the clinical development plan, or upon early termination due to a material adverse change in our patent rights related to custirsen or safety issues or “futility” as defined in the collaboration agreement, Teva may terminate the collaboration agreement at its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the collaboration agreement for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for specified development expenses that are our responsibility.

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

Revenue from Teva for the years ended December 31, 2013, 2012 and 2011 was $29.9 million, $20.1 million and $5.5 million, respectively. Of the December 31, 2013 amounts receivable balance of $8.7 million, $8.6 million represents unbilled expense reimbursements from Teva, for which we bill quarterly in arrears. Consequently, we are exposed to a significant concentration of credit risk. Revenue earned in 2013 consists of reimbursable clinical trial, manufacturing and preclinical costs incurred by us under the Amended Clinical Development Plan. Revenue earned in 2012 consisted primarily of the recognition of the remaining balance of Deferred Collaboration Revenue as well as reimbursable clinical trial, manufacturing and preclinical costs incurred by us. Revenue earned in 2011 consisted solely of the recognition of Deferred Collaboration Revenue.

Amendment to Isis and UBC License Agreements

To facilitate the execution and performance of the collaboration agreement with Teva, we and Isis agreed to amend the Isis License Agreement and we and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if we are the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires us and is the surviving company. The $30 million in advanced reimbursement of development activities has been fully spent by OncoGenex prior to the third anniversary of the collaboration agreement with Teva. As a result, we do not owe any payment to Isis related to the $30 million advance reimbursement from Teva.

5. FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of our financial instruments including amounts receivable and accounts payable the carrying values approximate fair value due to their short-term nature.

ASC 820 “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad level listed below:

•	Level 1—Quoted prices in active markets for identical securities.

•	Level 2—Other significant inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities).

•	Level 3—Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

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

Warrants

As of December 31, 2013, we recorded a $0.2 million warrant liability. We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash	$10,575	$—	$—	$10,575
Money market securities	4,018	—	—	4,018
Restricted Cash	314	—	—	314
Corporate bonds and commercial paper	—	24,629	—	24,629

Total assets	$14,907	$24,629	$—	$39,536
Liabilities
Warrants	$—	$—	$214	$214

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,440	$—	$—	$2,440
Money market securities	15,635	—	—	15,635
Restricted Cash	314	—	—	314
Corporate bonds and commercial paper	—	57,308	—	57,308

Total assets	$18,389	$57,308	$—	$75,697
Liabilities
Warrants	$—	$—	$3,422	$3,422

Marketable securities consist of the following (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$10,575	$—	$—	$10,575
Money market securities	4,018	—	—	4,018
Corporate bonds and commercial paper	—	—	—	—

Total cash and cash equivalents	$14,593	$—	$—	$14,593
Money market securities (restricted cash)	314	—	—	314

Total restricted cash	$314	$—	$—	$314
U.S government securities	—	—	—	—
U.S agency securities	—	—	—	—
Corporate bonds and commercial paper	24,627	3	(1)	24,629

Total short-term investments	$24,627	$3	$(1)	$24,629

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,440	$—	$—	$2,440
Money market securities	15,635	—	—	15,635
Corporate bonds and commercial paper	—	—	—	—

Total cash and cash equivalents	$18,075	$—	$—	$18,075
Money market securities (restricted cash)	314	—	—	314

Total restricted cash	$314	$—	$—	$314
U.S government securities	—	—	—	—
U.S agency securities	—	—	—	—
Corporate bonds and commercial paper	57,312	4	(8)	57,308

Total short-term investments	$57,312	$4	$(8)	$57,308

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2013 and 2012.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.

All of the marketable securities held as of December 31, 2013 and December 31, 2012 had maturities of one year or less. We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2013, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the year ended December 31, 2013 (in thousands). Further there have been no transfers of assets or liabilities to or from level 3:

	Liability at December 31, 2012	Gain on Warrants	Liability at December 31, 2013
Warrant liability	$3,422	$3,208	$214

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Cost	Accumulated Depreciation	Net Book Value
December 31, 2013
Computer equipment	$873	$538	$335
Furniture and fixtures	170	139	31
Leasehold improvements	54	53	1
Equipment under capital lease	114	84	30

Total property and equipment	$1,211	$814	$397
December 31, 2012
Computer equipment	$489	$366	$123
Furniture and fixtures	154	125	29
Leasehold improvements	55	49	6
Equipment under capital lease	106	64	42
Construction in Progress	171	—	171

Total property and equipment	$975	$604	$371

7. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., or OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2012	Amortization of excess lease facility	Liability at December 31, 2013
Current portion of excess lease facility	$1,050	$31	$1,081
Long-term portion of excess lease facility	3,536	(711)	2,825

Total	$4,586	$(680)	$3,906

8. OTHER ASSETS

Other assets include prepaid amounts related to clinical trials that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

9. BARTER TRANSACTION

During 2012, we entered into a barter transaction, exchanging laboratory capital assets with a zero net book value for barter credits on future apatorsen preclinical research services. The credits were recorded at the fair value of the laboratory capital assets exchanged, in accordance with ASC 845, “Nonmonetary Transactions” resulting in other income of $0.2 million, which was recorded in our Consolidated Statement of Loss, in 2012. As of December 31, 2013 all the barter credits had been utilized in exchange for preclinical research services related to apatorsen.

10. INCOME TAX

[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense is as follows. OncoGenex Technologies, a Canadian corporation, which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2013, 2012, and 2011 of 25.75%, 25.0%, and 26.5%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of OncoGenex Pharmaceuticals, which is a Delaware incorporated company subject to blended US Federal and state Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, we used the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2013, 2012 and 2011 the future Canadian enacted rates we used were 26%, 25%, and 25%, respectively, while for the US the future enacted rate we used was 34% for all three periods presented.

(In thousands)	2013	2012	2011
Income taxes at statutory rates (at a rate of 34% for all periods presented)	$(10,829)	$(7,152)	$(4,989)
Expenses not deducted for tax purposes	(738)	(1,212)	(2,366)
Effect of tax rate changes on deferred tax assets and liabilities	(744)	—	—
Rate differential on foreign earnings	2,003	1,672	1,326
Reduction (increase) in benefit of operating losses	(10)	15	16
Reduction in the benefit of other tax attributes	—	551	468
Investment tax credits	(347)	(485)	(588)
Change in valuation allowance	10,538	6,324	6,175
Book to tax return adjustments	127	287	(42)
Other	—	—	—

Income tax expense	$—	$—	$—

[b] At December 31, 2013, we have investment tax credits of $2.2 million (2012—$2.0 million) available to reduce future Canadian income taxes otherwise payable. We also has non-capital loss carryforwards of $80.9 million (2012—$58.3 million) available to offset future taxable income in Canada and federal net operating loss carryforwards of $150.2 million (2012—$141.5 million) to offset future taxable income in the United States.

Under Section 382 of the Internal Revenue Code of 1986, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. A 382 limitation study has been undertaken but the study is not complete. The final results of this study could indicate that the U.S. losses may be materially limited; however, the amount of such limitation cannot be reasonably quantified at this time, but may be significant. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

As a result, we have not recognized any federal or state income tax benefit in our statement of operations. The initial public offering of common stock by us in 1995 caused an ownership change pursuant to applicable regulations in effect under the Internal Revenue Code of 1986. Therefore, our use of losses incurred through the date of ownership change will be limited during the carryforward period and may result in the expiration of net operating loss carryforwards in the United States before utilization.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

	Investment Tax Credits	Net Operating Losses	Non-capital Losses
2012	—	44	—
2013	—	—	—
2014	—	—	—
2015	—	—	1,707
2016	—	—	—
2017	—	—	—
2018	150	10,795	—
2019	102	32	—
2020	76	2,745	—
2021	69	400	—
2022	105	11,766	—
2023	96	10,785	—
2024	111	16,814	—
2025	144	2,062	—
2026	400	27,157	7,407
2027	173	22,225	4,982
2028	390	12,648	8,059
2029	317	4,358	—
2030	346	5,034	6,125
2031	608	6,200	12,121
2032	505	8,418	17,278
2033	428	8,772	23,255

	$4,020	$150,255	$80,934

In addition, we have unclaimed tax deductions of approximately $13.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $0.6 million available to reduce future taxes payable in the United States. The research and development tax credits expire between 2014 and 2033.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2013	2012
Deferred tax assets:
Tax basis in excess of book value of assets	$951	$930
Non-capital loss carryforwards	72,115	62,489
Research and development deductions and credits	6,857	6,212
Stock options	2,578	2,077
Capital loss carryforward	—	51
Restructuring liability	1,567	1,799
Other	70	51

Total deferred tax assets	84,138	73,609
Valuation allowance	$(84,138)	$(73,609)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2013 and 2012.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2013 is as follows (in thousands):

	Year ended December 31,
	2013	2012
Balance at January 1	$1,967	$1,936
Additions based on tax positions related to the current year	32	55
Additions based on tax positions related to prior years	8	—
Deductions based on tax positions related to the current year	—	(24)

Balance at December 31	$2,007	$1,967

As of December 31, 2013, unrecognized benefits of approximately $2.0 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2013 and December 31, 2012 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax Jurisdiction	Years open to examination
Canada	2009 to 2013
US	2010 to 2013

11. COMMON STOCK

[a] Authorized

50,000,000 authorized common voting share, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b] Issued and outstanding shares

October 2010 Public Offering

On October 22, 2010, we completed a public offering of 3,174,602 units, with each unit consisting of one share of our common stock and one-half (1/2) of one warrant, at a purchase price of $15.75 per unit for an aggregate offering amount of $50 million.

Each whole warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the date of issuance at an exercise price of $20, and includes a cashless exercise feature. We account for warrants issued in October 2010 under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the accompanying consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. On the date of issuance, the Black-Scholes value of the warrant was based on an assumed risk-free rate of 1.17%, volatility of 75% and an expected life of 5 years. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as gain (loss) on warrants.

The net proceeds to us, after underwriting discounts and commissions and other offering expenses, from the sale of the units were $46.7 million, of which $32.3 million was allocated to common shares and included in additional paid-in capital and $15.4 million was allocated to warrant liability. $1 million of underwriting discounts and commissions and other offering expenses allocated to the value of warrants was expensed in warrant issuance expense on our consolidated statement of loss.

At December 31, 2013, there were warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2013 or 2012.

March 2012 Public Offering

On March 21, 2012, we completed a public offering of 4,165,000 shares of our common stock at a purchase price of $12.00 per share. Pursuant to an overallotment option exercised on March 27, 2012 by the underwriters in the offering, an additional offering of 624,750 shares of our common stock were issued at a price of $12.00 per share. The total gross offering amount from the public offering and exercise of the overallotment option was approximately $57.5 million. The total net proceeds to us from the public offering and exercise of the overallotment option, after deducting underwriting discounts and commissions and other offering expenses from the sale of the shares were approximately $53.8 million.

At-The-Market Issuance Sales Agreement

In June 2013, we entered into an At-the-Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, under which we may offer and sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through MLV under the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement. The offering of our shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of December 31, 2013, no shares have been sold under the Sales Agreement.

Stock Option Exercises

During the year ended December 31, 2013, we issued 3,475 and 47,495 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 117,347 and 56,228 shares of common stock to satisfy stock option exercises for the years ended December 31, 2012 and 2011 respectively. There were no restricted stock unit settlements in 2012 and 2011.

[c] Stock options

As at December 31, 2013 we had reserved, pursuant to our 2010 Performance Incentive Plan, 2,380,133 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,006,991 are reserved for options currently outstanding, 356,589 are reserved for restricted stock units currently outstanding and 1,016,553 are available for future equity award grants under our 2010 Performance Incentive Plan. As of December 31, 2012 1,265,857 shares were available for equity award grants under our 2010 Performance Incentive Plan.

2010 Performance Incentive Plan

At our 2010 Annual Meeting of Stockholders held on May 26, 2011, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 450,000 to 1,050,000. At our 2013 Annual Meeting of Stockholders held on May 24, 2013, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was further amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 1,050,000 to 2,050,000.

Under the plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant.

Options remain outstanding under a number of share option plans that had been approved by shareholders prior to the approval of the 2010 Performance Incentive Plan: (a) the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1991 (1991 Plan), (b) the 1999 Nonqualified Stock Incentive Plan (1999 Plan), (c) the 2000 Stock Incentive Plan (2000 Plan), (d) the 2007 Performance Incentive Plan (2007 Plan) and (e) the OncoGenex Technologies Inc. Stock Option Plan (OncoGenex Technologies Plan).

ASC 718 Compensation—Stock Compensation

We recognize expense related to the fair value of our stock-based compensation awards using the provisions of ASC 718. We use the Black-Scholes option pricing model as the most appropriate fair value method for our stock options and recognize compensation expense for stock options on a straight-line basis over the requisite service period. In valuing our stock options using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives, including estimated forfeiture rates of the options.

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the SYNERGY and Borealis-1 clinical data results we expect to receive in 2014, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. We have concluded that we have sufficient historical share price data to estimate the volatility of our stock options. The expected volatility of options granted in 2012 and 2013 was calculated based on the historical volatility of the shares of our common stock. The computation of expected volatility of options granted prior to 2012 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rate that resulted over the estimated life of the option grant for options granted as of the beginning of the forfeiture measurement period. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rates	1.25%	0.96%	1.70%
Expected dividend yield	0%	0%	0%
Expected life	5.8 years	5.9 years	5.9 years
Expected volatility	86%	95%	76%

The weighted average fair value of stock options granted during the year ended December 31, 2013, 2012 and 2011 was $8.07, $9.86 and $10.70 per share, respectively.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Years ended December 31,
	2013	2012	2011
Research and development	$1,296	$899	$509
General and administrative	1,538	1,276	679

Total stock-based compensation	$2,834	$2,175	$1,188

Options vest in accordance with terms as determined by our board of directors, typically over three or four years for employee and consultant grants and over one or three years for board of director option grants. The expiry date for each option is set by our board of directors with, which is typically seven to ten years. The exercise price of the options is determined by our board of directors but is at least equal to the fair value of the share at the grant date.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
Balance, January 1, 2011	744,913	$8.74
Option grants	101,600	15.72
Option expired	(22,986)	13.95
Option exercises	(56,228)	3.88
Option forfeited	(971)	41.91

Balance, December 31, 2011	766,328	$9.82
Option grants	172,650	12.97
Option expired	(12,309)	9.10
Option exercises	(117,347)	3.94
Option forfeited	(4,541)	15.26

Balance, December 31, 2012	804,781	$11.34
Option grants	239,282	11.32
Option expired	(3,061)	4.11
Option exercises	(3,475)	3.00
Option forfeited	(30,536)	13.87

Balance, December 31, 2013	1,006,991	$11.39

The following table summarizes information about stock options outstanding at December 31, 2013 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of ordinary shares issuable upon exercise of outstanding options:

Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
$2.69—$2.85	34,000	$2.69	1.82
$2.86—$4.83	229,125	3.00	2.00
$4.84—$11.94	98,879	9.30	7.78
$11.95—$11.99	171,271	11.95	9.19
$12.00—$12.81	37,175	12.42	8.12
$12.82—$13.06	114,400	13.00	8.35
$13.07—$15.74	46,676	14.18	7.58
$15.75—$16.40	120,750	15.97	6.95
$16.41—$21.67	79,115	17.91	5.67
$21.68—$22.28	75,600	22.28	5.92

Total	1,006,991	$11.39	6.21

(2) Number of ordinary shares issuable upon exercise of vested options:

Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
$2.69—$2.85	34,000	$2.69	1.82
$2.86—$4.83	229,125	3.00	2.00
$4.84—$11.94	33,600	8.71	4.64
$11.95—$11.99	39,251	11.95	9.19
$12.00—$12.81	30,441	12.43	8.05
$12.82—$13.06	54,819	13.00	8.35
$13.07—$15.74	30,507	14.39	7.08
$15.75—$16.40	90,563	15.97	6.95
$16.41—$21.67	67,835	18.08	5.43
$21.68—$22.28	75,600	22.28	5.92

Total	685,741	$10.95	5.00

As at December 31, 2013 the total unrecognized compensation expense related to stock options granted was $2.7 million, which is expected to be recognized into expense over a period of approximately 2.4 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.6 million and $1.1 million, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $34,000, $1.2 million and $0.6 million, respectively. At December 31, 2013, the aggregate intrinsic value of the outstanding options was $1.4 million and the aggregate intrinsic value of the exercisable options was $1.4 million.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. In 2013 and 2012, we also granted restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2013 and 2012, $1.1 million and $0.6 million, respectively, of stock based compensation expense was recognized related to these awards. No restricted stock unit awards were granted during 2011.

The following table summarizes our restricted stock unit award activity during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1	172,085	$13.01	—	$—	—	$—
Granted	255,895	11.64	180,085	13.01	—	—
Vested	(50,773)	12.95	—	—	—	—
Forfeited or expired	(20,618)	12.51	(8,000)	13.00	—	—

Outstanding at December 31	356,589	12.06	172,085	13.01	—	—

As of December 31, 2013, we had approximately $2.2 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 2.7 years.

[e] Stock Warrants

At December 31, 2013, there were warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the years ended December 31, 2013, 2012 or 2011.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following year end balance sheet dates:

	Years ended December 31,
	2013	2012	2011
Risk-free interest rates	0.33%	0.34%	0.55%
Expected dividend yield	0%	0%	0%
Expected life	1.8 years	2.8 years	3.8 years
Expected volatility	39%	45%	76%

[f] Shareholder Rights Plan

We have a Shareholder Rights Plan which was adopted in July 1996 and subsequently amended in July 2002, October 2005, August 2006, and May 2008 (the “Rights Plan”). Under the Plan our Board of Directors declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding common share of OncoGenex. Subject to the Rights Plan, each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $140, subject to adjustment. These Rights provide the holders with the right to purchase, in the event a person or group acquires 15% or more of our common stock, additional shares of our common stock having a market value equal to two times the exercise price of the Right. Pursuant to the Rights Plan, the one-for-eighteen reverse stock split caused a proportionate adjustment of the number of Rights associated with each share of common stock. Currently, eighteen Rights are associated with each share of common stock.

[g] 401(k) Plan

We maintain a 401(k) plan. Following the Arrangement, the Board of Directors of OncoGenex amended and restated the 401(k) plan whereas our securities are no longer offered as an investment option. This amendment prohibits the inclusion of our shares in the 401(k) plan, as well as any match of our shares to employee contributions.

[h] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2013	2012	2011
Numerator
Net loss	$(31,849)	$(21,098)	$(14,673)
Denominator
Weighted average number of common shares outstanding	14,683,389	13,522,723	9,729,340
Basic and diluted net loss per common share	$(2.17)	$(1.56)	$(1.51)

As of December 31, 2013, 2012 and 2011 a total of 3.0 million, 2.6 million and 2.4 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

12. RELATED PARTY TRANSACTIONS

There were no related party transactions during the periods ended December 31, 2013, 2012 or 2011, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2013 and 2012.

13. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the collaboration agreement, Teva made upfront payments in the aggregate amount of $50 million, and may make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We were required to contribute $30 million in direct and indirect costs towards the clinical development plan. We have fulfilled our obligation to contribute $30.0 million towards the development of custirsen. Teva is funding all other expenses under the clinical development plan.

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

Isis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with the UBC and Isis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) it receives. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if it is, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2014. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

The amendment to the Isis License Agreement provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire us and become the surviving company.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2014.

The future minimum annual lease payments under the Vancouver lease is CAD$80,000 in 2014.

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (Note 7). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit was issued by us in 2010, and $0.3 million remains in a restricted money market account as collateral. We recorded a liability in the excess facilities lease charge of $3.9 million as at December 31, 2013 (Note 7).

If we are unable to exit or sublet portions of this leased space, the future minimum annual lease payments are as follows (in thousands):

2014	2,246
2015	2,313
2016	2,383
Remainder	2,454

Total	$9,396

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.7 million and $2.6 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2013.

We have certain agreements with certain organizations with which it does business that contain indemnification provisions pursuant to which it typically agrees to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

Material Changes in Financial Condition

	As of December 31,
(in thousands)	2013	2012
Total Assets	$55,689	$82,016
Total Liabilities	$18,478	$15,809
Total Stockholders’ Equity	$37,211	$66,207

The decrease in assets at December 31, 2013 compared with December 31, 2012 primarily relates to decreased cash, cash equivalents and marketable securities as these assets have been used to fund operations. The increase in liabilities at December 31, 2013 compared with December 31, 2012 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY and Borealis-1 trials.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2013 and 2012 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2013
Collaboration revenue	$5,076	$6,340	$9,862	$8,604
Research and development	10,855	13,263	18,004	13,195
General and administrative	2,500	2,473	2,473	2,446

Total expenses	13,355	15,736	20,477	15,641
Other income	1,582	976	561	359

Net loss	(6,697)	(8,420)	(10,054)	(6,678)
Basic and diluted net loss per share	$(0.46)	$(0.57)	$(0.68)	$(0.45)

2012
Collaboration revenue	$1,316	$2,429	$6,570	$9,780
Research and development	5,082	6,326	12,895	15,645
General and administrative	1,737	2,047	1,965	2,042
Restructuring gain	—	—	—	(1,657)

Total expenses	6,819	8,373	14,860	16,030
Other income (expense)	(1,357)	1,729	2,370	2,147

Net loss	(6,860)	(4,215)	(5,920)	(4,103)
Basic and diluted net loss per share	$(0.67)	$(0.29)	$(0.40)	$(0.28)

15. SUBSEQUENT EVENTS

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,342,862	(1)	$8.43	(1)	1,016,553	(1)

Equity compensation plans not approved by security holders(2)	10,718		2.69		—

Total	1,353,580		$8.39		1,016,553

(1)	As of December 31, 2013, we maintained the following equity compensation plans, which were approved by security holders: (a) Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1991, (b) 1999 Nonqualified Stock Incentive Plan, or the 1999 Plan, (c) the 2000 Stock Incentive Plan, (d) the 2007 Performance Incentive Plan, (e) the OncoGenex Technologies Amended and Restated Stock Option Plan and (f) the 2010 Performance Incentive Plan.
(2)	The 1999 Plan is a broad-based plan for which stockholder approval was not required or obtained. On February 11, 2010, the 1999 Plan terminated in accordance with its terms. All stock options, rights to purchase and restricted stock outstanding as of such time will continue in effect in accordance with their respective terms. Stock options granted under the 1999 Plan were generally granted with an exercise price equal to fair market value on the date of grant. Pursuant to the 1999 Plan, upon a change in control, the vesting period for outstanding options, rights to purchase and restricted stock granted under the 1999 Plan will accelerate and the administrator of the 1999 Plan may provide for the purchase or exchange of each option or right to purchase, adjust the terms of each option or right to purchase, cause the options and rights to purchase to be assumed, or new rights substituted therefor, or make such other provision as the administrator determines is equitable.

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†	DEF 14A	000-21243	Annex A	July 3, 2008

2.2	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008	10-Q	000-21243	2.2	November 10, 2008

2.3	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008	10-Q	000-21243	2.3	November 10, 2008

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.	10-Q	033-80623	3.1	August 2, 2012

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2.1	July 25, 2002

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.3	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2	October 18, 2005

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	3	August 14, 2006

4.5	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.	8-K	000-21243	4.1	May 30, 2008

4.6	Form of Warrant to Purchase Common Stock	8-K	033-80623	4.1	October 19, 2010

10.1	Sonus Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1991 (the “1991 Plan”), as amended††	S-1	33-96112	10.1	September 25, 1995

10.2	Form of Incentive Option Agreement (pertaining to the 1991 Plan)††	S-1	33-96112	10.2	September 25, 1995

10.3	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan††	S-1	33-96112	10.3	September 25, 1995

10.4	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)††	10-Q	000-21243	10.7	May 13, 1999

10.5	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan††	10-Q	000-21243	10.8	May 13, 1999

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan††	10-Q	000-21243	10.9	May 13, 1999

10.7	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)††	10-Q	000-21243	10.41	August 14, 2000

10.8	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan††	10-Q	000-21243	10.23	November 8, 2006

10.9	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)††	10-Q	000-21243	10.42	August 14, 2000

10.10	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.11	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.12	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan††	10-Q	000-21243	10.2	November 9, 2007

10.13	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.14	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.††	S-8	333-153206	4.2	August 26, 2008

10.15	Form of OncoGenex Pharmaceuticals, Inc 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.16	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement††	8-K	033-80623	10.2	June 14, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.17	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.18	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program††	8-K	033-80623	10.1	April 2, 2009

10.19	Agreement and Consent Form (related to the Short Term Incentive Awards Program)††	8-K	033-80623	10.2	April 2, 2009

10.20	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	10.1	April 22, 2013

10.21	Form of Indemnification Agreement for Officers and Directors of the Company††	S-1	33-96112	10.19	September 25, 1995

10.22	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.23	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn††	F-1	333-139293	10.8	December 13, 2006

10.24	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009††	10-Q	033-80623	10.25	November 5, 2009

10.25	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.26	Transition and Separation Letter Agreement between OncoGenex Pharmaceuticals, Inc. and Michelle Burris dated February 1, 2013††	8-K	033-80623	10.1	February 4, 2013

10.27	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and Susan Wyrick dated February 1, 2013††	8-K	033-80623	10.2	February 4, 2013

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.28	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006	10-K	000-21243	10.39	March 16, 2007

10.29	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007	10-K	000-21243	10.41	March 14, 2008

10.30	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008	10-Q	000-21243	10.1	May 9, 2008

10.31	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*	10-K	033-80623	10.36	March 11, 2009

10.32	Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009	10-K	033-80623	10.36	March 8, 2010

10.33	Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*	10-K	033-80623	10.37	March 8, 2010

10.34	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*	F-1, Amendment No. 1	333-139293	10.13	January 29, 2007

10.35	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)	10-Q	000-21243	2.3	November 10, 2008

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.36	Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.40	March 8, 2010

10.37	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.11	January 29, 2007

10.38	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.14	January 29, 2007

10.39	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)	10-Q	000-21243	10.40	November 10, 2008

10.40	Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.44	March 8, 2010

10.41	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012	10-K	033-80623	10.49	March 8, 2012

10.42	At the Market Issuance Sale Agreement between OncoGenex Pharmaceuticals, Inc. and MLV & Co. LLC dated June 18, 2013	8-K	033-80623	1.1	June 18, 2013

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Schedules and similar attachments to the Arrangement Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
††	Indicates management contract or compensatory plan or arrangement.
*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
**	The certification attached as Exhibit 32.1 to this Annual Report on Form 10-K shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC. (Registrant)

Date: March 11, 2014	By:	/s/ SCOTT CORMACK
Scott Cormack
President, Chief Executive Officer and Chief
Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Cormack and Susan Wyrick, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ SCOTT CORMACK Scott Cormack	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	Date: March 11, 2014

By: /s/ SUSAN WYRICK Susan Wyrick	Vice President, Finance (principal accounting officer)	Date: March 11, 2014

By: /s/ JACK GOLDSTEIN Jack Goldstein	Chairman of the Board and Director	Date: March 11, 2014

By: /s/ NEIL CLENDENINN Neil Clendeninn	Director	Date: March 11, 2014

By: /s/ MARTIN MATTINGLY Martin Mattingly	Director	Date: March 11, 2014

By: /s/ H. STEWART PARKER H. Stewart Parker	Director	Date: March 11, 2014

By: /s/ DAVID SMITH David Smith	Director	Date: March 11, 2014