Form 10-Q
period 2014-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2014-04-30
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value	14,753,195

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current
Cash and cash equivalents [note 4]	$28,630	$14,593
Short-term investments [note 4]	8,922	24,629
Interest receivable	166	218
Amounts receivable [note 3]	8,610	8,657
Prepaid expenses and other current assets	1,821	5,770

Total current assets	48,149	53,867
Restricted cash [note 4]	251	314
Property and equipment, net	349	397
Other assets	1,075	1,111

Total assets	49,824	$55,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	923	$139
Accrued liabilities	13,041	11,784
Accrued compensation	904	1,705
Current portion of long-term obligations [note 6]	1,097	1,092
Warrant liability [note 4 and note 5]	935	214

Total current liabilities	16,900	14,934
Long-term obligations, less current portion [note 6]	3,320	3,544

Total liabilities	20,220	18,478

Commitments and contingencies [note 7]
Stockholders’ equity:
Common shares [note 5]:
$0.001 par value, 50,000,000 shares authorized and 14,753,195 and 14,707,886 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15	15
Additional paid-in capital	169,272	168,242
Accumulated deficit	(142,325)	(133,689)
Accumulated other comprehensive income	2,642	2,643
Total stockholders’ equity	29,604	37,211

Total liabilities and stockholders’ equity	49,824	$55,689

Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended March 31,
	2014	2013
COLLABORATION REVENUE [note 3]	$11,731	$5,076

EXPENSES
Research and development	16,903	10,855
General and administrative	2,757	2,500

Total operating expenses	19,660	13,355

OTHER INCOME (EXPENSE)
Interest income	12	52
Other	2	96
Gain (loss) on warrants	(721)	1,434

Total other income (expense)	(707)	1,582

Net loss	$(8,636)	$(6,697)

OTHER COMPREHENSIVE LOSS
Net unrealized loss on securities	(1)	(6)

Total other comprehensive loss	(1)	(6)

Comprehensive loss	$(8,637)	$(6,703)

Basic and diluted net loss per common share [note 5]	$(0.59)	$(0.46)

Weighted average number of common shares [note 5]	14,721,500	14,660,643

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(8,636)	$(6,697)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	721	(1,434)
Depreciation	55	44
Stock-based compensation [note 5[c] and 5[d]]	1,000	748
Changes in operating assets and liabilities:
Interest receivable	52	6
Amounts receivable	47	(4,442)
Prepaid expenses and other assets	3,985	370
Accounts payable	784	(130)
Accrued liabilities	1,257	1,853
Accrued compensation	(801)	(848)
Restricted Cash	63	—
Excess lease liability [note 6]	(189)	(164)
Lease Obligations	(30)	3

Cash used in operating activities	(1,692)	(10,691)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	30	10

Cash provided by financing activities	30	10

INVESTING ACTIVITIES
Purchase of investments	(51)	(11,280)
Sales of Investments	—	3,000
Proceeds from maturities of investments	15,758	19,627
Purchase of property and equipment	(7)	(110)

Cash provided by investing activities	15,700	11,237

Effect of exchange rate changes on cash	(1)	(3)
Increase in cash and cash equivalents during the period	14,037	553
Cash and cash equivalents, beginning of the period	14,593	18,075

Cash and cash equivalents, end of the period	$28,630	$18,628

Supplemental cash flow information
Property and equipment acquired under lease obligation	—	24

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the United States Securities and Exchange Commission, or the SEC, on March 11, 2014.

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

Under the collaboration agreement, Teva paid us upfront payments in the aggregate amount of $50 million, acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2013 or the first quarter of 2014.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in OncoGenex was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of our common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue.

In connection with the collaboration agreement and pursuant to the terms of agreements between us and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, we paid Isis $10 million which was recorded as research and development expense in 2009. We also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which was recorded as research and development expense in 2009. Pursuant to the terms of the agreements, we anticipate that we would be required to pay third parties 31% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, we anticipate we will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. In March 2014, we exercised our option to enter into negotiations with Teva for a co-promotion agreement for any Licensed Product under the Collaboration Agreement in the United States and Canada.

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

In March 2012, OncoGenex Technologies and Teva entered into an amendment to the collaboration agreement. Under this amendment, OncoGenex Technologies and Teva revised the clinical development plan, under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone.

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

We have fulfilled our obligation of funding $30 million towards the development of custirsen. Teva is funding all other expenses under the collaboration agreement, including the three phase 3 clinical trials under the clinical development plan.

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

Revenue from Teva for three months ended March 31, 2014 and 2013 was $11.7 million and $5.1 million, respectively. Of the $8.6 million receivable at March 31, 2014, $7.6 million represents unbilled expense reimbursements from Teva, for which we bill quarterly in arrears. Consequently, we are exposed to a significant concentration of credit risk.

Amendment to Isis and UBC License Agreements

To facilitate the execution and performance of the collaboration agreement with Teva, we amended our license agreements with Isis and UBC, as it pertains to custirsen, in December 2009.

The amendment to the license agreement with Isis provides, among other things, that if we are the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the license agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires us and is the surviving company. The $30 million in advanced reimbursement of development activities has been fully spent by us prior to the third anniversary of the collaboration agreement with Teva. As a result, we do not owe any payment to Isis related to the $30 million advance reimbursement from Teva.

4.	FAIR VALUE MEASUREMENTS

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

Warrants

As of March 31, 2014, we recorded a $0.9 million warrant liability. We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash	$15,348	$—	$—	$15,348
Money market securities	13,282	—	—	13,282
Restricted cash	251	—	—	251
Corporate bonds and commercial paper	—	8,922	—	8,922

Total assets	$28,881	$8,922	$—	$37,803
Liabilities
Warrants	$—	$—	$935	$935

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2014. There have been no transfers of assets or liabilities to or from level 3 (in thousands):

	Liability at December 31, 2013	Unrealized Loss on warrants	Liability at March 31, 2014
Warrant liability	$214	$721	$935

Marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014

Cash	$15,348	$—	$—	$15,348
Money market securities	13,282	—	—	13,282

Total cash and cash equivalents	$28,630	$—	$—	$28,630

Money market securities	251	—	—	251

Total restricted cash	$251	$—	$—	$251

Corporate bonds and commercial paper	8,921	1	—	8,922

Total short-term investments	$8,921	$1	$—	$8,922

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2014 and 2013.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at March 31, 2014, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5.	COMMON STOCK

[a]	Authorized

50,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the three month period ended March 31, 2014, we issued 10,000 and 35,309 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 3,100 and 10,004 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the three month period ended March 31, 2013.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2014, we had reserved, pursuant to various plans, 2,335,548 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,257,088 were reserved for options currently outstanding, 557,149 were reserved for restricted stock units currently outstanding and 521,311 were available for future equity grants.

Stock Option Summary

Options vest in accordance with terms as determined by our Board of Directors, or the Board, which terms are typically four years for employee and consultant grants and one to three years for Board option grants. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board, but will be at least equal to the fair value of the share at the grant date.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
	#	$
Balance, December 31, 2013	1,006,991	11.39
Option grants	260,097	11.79
Option expired	—	—
Option exercises	(10,000)	3.00
Option forfeitures	—	—

Balance, March 31, 2014	1,257,088	11.47

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2014	2013

Risk-free interest rates	1.82%	1.12%

Expected dividend yield	0%	0%

Expected life	5.9 years	5.9 years

Expected volatility	81%	88%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the SYNERGY and Borealis-1 clinical data results we expect to receive in 2014, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended March 31,
(In thousands)	2014	2013
Research and development	$447	$312
General and administrative	553	436

Total share-based compensation	$1,000	$748

As of March 31, 2014 and December 31, 2013, the total unrecognized compensation expense related to stock options granted was $4.2 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.9 years.

As of March 31, 2014 and December 31, 2013, a total of 3.4 million and 3.0 million, respectively, of shares underlying options, restricted stock units and warrants have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three months ended March 31, 2014, $0.5 million of compensation expense was recognized related to these awards, compared to $0.3 million for the three months ended March 31, 2013.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2014:

	Stock Awards	Weighted- Average Grant Date Fair Value
	#	$
Outstanding January 1	356,589	12.06
Granted	294,300	11.79
Vested	(34,585)	12.38
Forfeited or expired	(59,155)	13.03

Outstanding March 31	557,149	11.79

As of March 31, 2014, we had approximately $5.0 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.2 years.

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

As of March 31, 2014, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three month periods ended March 31, 2014 or 2013. The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rates	0.30%	0.31%

Expected dividend yield	0%	0%

Expected life	1.6 years	2.6 years

Expected volatility	41%	44%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or the Arrangement, with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The estimated value of the liability remaining with respect to excess facilities was $3.9 million as of December 31, 2013. In the three months ended March 31, 2014, with respect to excess facilities, $0.2 million was amortized into income resulting in a remaining liability of $3.7 million at March 31, 2014. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2013	Amortization of excess lease facility	Liability at March 31, 2014
Current portion of excess lease facility	$1,081	$8	$1,089
Long-term portion of excess lease facility	2,825	(197)	2,628

Total	$3,906	$(189)	$3,717

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We have fulfilled our obligation to contribute $30 million in direct and indirect costs towards the development of custirsen. Accordingly, Teva will fund all other expenses under the clinical development plan. The expenses funded by Teva during the three months ended March 31, 2014 and 2013 represent all of our revenues in such periods.

Pursuant to the Collaboration Agreement, we agreed to collaborate with Teva in the development and global commercialization of custirsen. Teva received the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds, or the Licensed Products. We have an option to co-promote custirsen in the United States and Canada. In March 2014, we exercised our option to enter into negotiations with Teva for a co-promotion agreement for any Licensed Product under the Collaboration Agreement in the United States and Canada.

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

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive related to custirsen. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 or the first quarter of 2014. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

To facilitate the execution and performance of the Collaboration Agreement with Teva, we amended the license agreement with Isis and UBC, as it pertains to custirsen, in December 2009.

The amendment to the license agreement with Isis provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the license agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20 million milestone if not already paid. As a result of the $10 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. Because we have now licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva were to acquire us and become the surviving company.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in January 2015.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

CAD
2014	$73
2015	8

Total	$81

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. We have recorded a liability in the excess facilities lease charge of $3.7 million as at March 31, 2014 (note 6).

If we are unable to exit or sublet portions of this leased space, the future minimum lease payments are as follows (in thousands):

2014	$1,684
2015	2,313
2016	2,382
Remainder	2,454

Total	$8,833

Consolidated rent and facilities expense related to the Bothell, Washington and Vancouver, Canada offices in the three months ended March 31, 2014 and 2013 was $0.7 million and $0.7 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer, director or consultant is or was serving at our request in such capacity. The term of the indemnification period is equal to each officer’s, director’s and consultant’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2014.

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

We performed an evaluation of events occurring subsequent to March 31, 2014. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

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

We and Teva have developed a clinical development plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. During discussions with the U.S. Food and Drug Administration, or FDA, the FDA informed us that an application supported primarily by the results of SYNERGY alone would be acceptable for submission for market approval. 1,022 men were enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75 with a critical hazard ratio of 0.84. Top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed for custirsen were similar to its known adverse event profile. A thorough analysis of the data is underway to evaluate the potential factors that may have contributed to the results.

•

The AFFINITY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this Phase 3 clinical trial in August 2012 and expect to complete enrollment in the second-half of 2014.

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim futility analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. We expect to evaluate both progression-free survival, or PFS (PFS rate at 14 weeks in 170 patients), and overall survival, or OS (OS at 100 events), during the first interim futility analysis. If both endpoints meet the predefined criteria for inadequate PFS clinical benefit and OS futility, the trial would be stopped. The second interim futility analysis is based on OS futility determination only. The trial will not be stopped early in order to claim efficacy. The first interim futility analysis is expected to be conducted in 2014.

Custirsen has received Fast Track designation from the FDA for second-line treatment of metastatic CRPC when combined with cabazitaxel ad prednisone as part of the Phase 3 AFFINITY trial and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

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

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen in patients with previously untreated advanced squamous NSCLC. The trial is expected to randomize approximately 140 patients with squamous NSCLC to receive apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. Patient enrollment is expected to be initiated mid-2014.

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

Our current apatorsen development activities for prostate cancer include the following clinical trial:

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in our collaboration agreement with Teva. At present, we are unable to predict the timing or likelihood of such milestone payments. We did not receive any payments from Teva as a result of the achievement of developmental or commercial milestones in 2013 or the first quarter of 2014. Isis has disclosed in its SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement. We disagree with its assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

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

Warrant liability

At March 31, 2014, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three months ended March 31, 2014 or 2013.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenue

Revenue for the three months ended March 31, 2014 and 2013 was $11.7 million and $5.1 million, respectively. The increase in 2014 as compared to 2013 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial.

Research and Development Expenses

Our research and development expenses for our clinical development programs as of the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three months ended March 31,
	2014	2013

Clinical development programs:
Custirsen	$11,347	$4,629
Apatorsen	2,714	3,557
Other research and development	2,842	2,669

Total research and development expenses	$16,903	$10,855

R&D expenses for the three months ended March 31, 2014 and 2013 were $16.9 million and $10.9 million, respectively. The increase in 2014 as compared to 2013 was due primarily to purchases of combination drugs used in the AFFINITY trial and increased costs related to our investigator-sponsored trials. These increases were partially offset by lower clinical trial costs for Borealis-1. Costs for the AFFINITY trial, custirsen manufacturing costs, compensation for work performed by our employees and certain other costs under the custirsen clinical development plan are reimbursed by Teva.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2014 and 2013 were $2.8 million and $2.5 million, respectively. The increase in 2014 as compared to 2013 was primarily due to higher consulting costs.

Gain (Loss) on Warrants

We recorded a loss of $0.7 million and a gain of $1.4 million on the revaluation of the our outstanding warrants for the three months ended March 31, 2014 and 2013, respectively, which is included on our consolidated statement of loss as a loss or gain on warrants. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $142.3 million through March 31, 2014, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

All of our operations to date have been funded through the sale of our equity securities and payments received from Teva. As of March 31, 2014, our cash, cash equivalents, and short-term investments decreased to $37.6 million from $39.2 million as of December 31, 2013.

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations beyond the first quarter of 2015. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the three months ended March 31, 2014, net cash used in operating activities decreased to $1.7 million from $10.7 million in the three months ended March 31, 2013. The decrease in cash used in operations in 2014 compared to 2013 is attributable to an increase in cash reimbursements from Teva in 2014.

Cash Provided by Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities increased to $30,000 from $10,000 in the three months ended March 31, 2013. Net cash provided by financing activities in the three months ended March 31, 2014 and 2013 were the result of proceeds from the exercise of stock options.

Cash Provided by Investing Activities

For the three months ended March 31, 2014, net cash provided by investing activities increased to $15.7 million from $11.2 million for the three months ended March 31, 2013. Net cash provided by investing activities in the three months ended March 31, 2014 and 2013 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations beyond the first quarter of 2015, which may include:

•

completing patient enrollment in the AFFINITY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC;

•

continuing enrollment in the ENSPIRIT trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC and the first interim futility analysis that is expected to be conducted in 2014;

•

announcement of Borealis-1 trial results, an OncoGenex-sponsored randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer;

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

•

initiating enrollment in the Cedar trial, an investigator-sponsored, randomized Phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC;

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

We believe we have sufficient operating capital to fund our currently planned operations beyond the first quarter of 2015, which planned operations include the expected release of final survival results from the Borealis-1 trial in the second-half of 2014 and the completion of enrollment in AFFINITY and Spruce by the end of 2014.

Results from the additional custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we were to conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225, or if the clinical trials cost more than we anticipate, we would require additional funding to support such operations. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt, including the sale of common stock pursuant to an at-the market offering. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

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

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;

•	success of custirsen, apatorsen and our other product candidates, including receipt of milestone and royalty payments;

•	timing, costs and results of drug discovery and R&D; and

•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at March 31, 2014.

Contingencies and Commitments

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31, 2014	December 31, 2013
(In thousands)
Total assets	$49,824	$55,689
Total liabilities	20,220	18,478
Total equity	29,604	37,211

The decrease in assets at March 31, 2014 compared with December 31, 2013 primarily relates to a decrease in prepaid expenses and a decrease in cash, cash equivalents and marketable securities, as these assets have been used to fund operations. The increase in liabilities at March 31, 2014 compared with December 31, 2013 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014. Since December 31, 2013, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2014, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of approximately $0.1 million in the fair value of our investments as of March 31, 2014.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended March 31, 2014.

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

During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

In order to market custirsen, we and Teva must, among other things, complete ongoing clinical trials, including Phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have an ongoing registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. In April 2014, we announced that top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. A thorough analysis of the data is underway. Based on this analysis, we may decide not to continue to advance the development and commercialization of custirsen or Teva may decide to terminate our collaboration agreement, either of which would harm or prevent the commercialization of this product candidate. The failure to further develop and eventually commercialize custirsen could have a material adverse effect on our business and financial condition.

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

We depend on Teva to collaborate with us in ongoing efforts to develop and eventually globally commercialize custirsen. Furthermore, under the collaboration agreement, we and Teva must agree on any changes to the clinical development plan for custirsen. As a result of our dependence on Teva, the eventual success or commercial viability of custirsen is largely beyond our control. The financial returns to us, if any, under the collaboration agreement depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the collaboration agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	possible disagreements with Teva regarding the collaboration agreement, sharing of costs under the clinical development plan or ownership of proprietary rights;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy or commercialization plan;

•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of custirsen;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	our limited control over clinical trials of custirsen; and

•	changes in key management personnel at Teva, including in members of the Joint Steering Committee.

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

Decisions by Teva to either reduce or eliminate its participation in the oncology field, to emphasize other competitive agents currently in its portfolio, to add additional competitive agents to its portfolio or to terminate the development of custirsen could result in a decision to terminate the collaboration agreement, in which event, among other things, we may be responsible for paying any remaining costs of all three Phase 3 clinical trials. Any such termination could adversely affect the timing and extent of our development and commercialization activities, which could cause significant delays and funding shortfalls for those activities and seriously harm our business.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is not available on commercially reasonable terms.

To date, we have financed our operations primarily through the sale of our equity securities and from payments we receive pursuant to the collaboration agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements beyond the first quarter of 2015. If, however, the collaboration agreement with Teva is terminated, Teva fails to fulfill its obligations under the collaboration agreement, patients live longer as a result of new or investigational therapies, the trials proceed slower than expected or are initiated later than expected, we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	maintaining our partnership with Teva;

•	the scope and results of our clinical trials and preclinical studies;

•	whether we experience delays in our clinical and preclinical development programs, or slower-than-anticipated product development or rate of events;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;

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

•	whether we modify our development program, including terminating and starting new trials; and

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates.

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

•	decrease in Teva’s level of focus or a discontinuation of its efforts to develop custirsen;

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

•	decrease in Teva’s level of focus or a discontinuation of its efforts to develop custirsen;

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

To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. In particular, we have limited control over the two custirsen Phase 3 trials over which Teva has primary oversight. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

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

We will need to retain additional personnel and expand our other resources in order to develop our other product candidates. If we fail to effectively expand our operations, including attracting and retaining key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates and our business may be materially adversely affected.

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

Should custirsen receive marketing approval in the United States and Canada, we would need to hire a substantial number of specialized personnel, including field-based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result. If any of such events were to occur, among other things, we may not be able to comply with our contractual obligations to Teva under our collaboration agreement or advance our product candidates, which could have a material adverse effect on our business.

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

As we advance our product candidates through development, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

Under our collaboration agreement with Teva, Teva is responsible for the commercialization costs associated with custirsen. In addition, as we have primary responsibility for the oversight of the second-line chemotherapy trial in CRPC, we must be able to manage our development responsibilities effectively, which may impose a strain on our administrative and operational infrastructure.

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

The market prices for our common stock and that of emerging life science companies generally have historically been highly volatile. Due to the announcement of the top line survival results of our Phase 3 SYNERGY trial, we experienced significant volatility in our stock price. Future announcements concerning us, the results of our clinical trials or our competitors may also have a significant effect on the market price of our common stock. The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

An increase in the market price of our common stock, which is uncertain and unpredictable, may be the sole source of gain from an investment in our common stock. An investment in our common stock may not be appropriate for investors who require dividend income. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for stockholders for the foreseeable future. Accordingly, an investment in our common stock may not be appropriate for investors who require dividend income or investors who are not prepared to bear a significant risk of losses from such an investment.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, including in circumstances where such declines occur in close proximity to the announcement of clinical trial results. This risk is especially relevant for us because our stock price and those of other biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

The sale of shares of common stock through our at-the-market equity offering program may cause the price of our common stock to decline and result in dilution to our existing stockholders.

Pursuant to our at-the-market equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV & Co. LLC, or MLV, as our sales agent. If we access the at-the-market equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’

transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the Sales Agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. For example, in April 2014, we announced that top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. A thorough analysis of the data is underway. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In addition, a clinical trial may prove successful with respect to a secondary objective, but fail to demonstrate clinically significant benefits with respect to a primary objective. Failure to satisfy a primary objective in a Phase 3 clinical trial (registration trial) would generally mean that a product candidate would not receive regulatory approval.

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

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: April 30, 2014	By:	/s/ Scott Cormack
Scott Cormack
President, Chief Executive Officer and Principal Financial Officer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.