Form 10-Q
period 2014-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2014-08-07
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2014
Common Stock, $0.001 par value	21,137,038

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current
Cash and cash equivalents [note 4]	$40,614	$14,593
Short-term investments [note 4]	—	24,629
Interest receivable	—	218
Amounts receivable [note 3]	4,951	8,657
Prepaid expenses and other current assets	2,288	5,770

Total current assets	47,853	53,867
Restricted cash [note 4]	251	314
Property and equipment, net	354	397
Other assets	1,274	1,111

Total assets	$49,732	$55,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$1,341	$139
Accrued liabilities	13,249	11,784
Accrued compensation	981	1,705
Current portion of long-term obligations [note 6]	1,106	1,092
Proceeds received in advance [note 8]	3,174	—
Warrant liability [note 4 and note 5]	320	214

Total current liabilities	20,171	14,934
Long-term obligations, less current portion [note 6]	3,096	3,544

Total liabilities	23,267	18,478

Commitments and contingencies [note 7]
Stockholders’ equity:
Common shares [note 5]:
$0.001 par value, 50,000,000 shares authorized and 15,577,172 and 14,707,886 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15	15
Additional paid-in capital	173,149	168,242
Accumulated deficit	(149,340)	(133,689)
Accumulated other comprehensive income	2,641	2,643

Total stockholders’ equity	26,465	37,211

Total liabilities and stockholders’ equity	$49,732	$55,689

Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
COLLABORATION REVENUE [note 3]	$4,929	$6,340	$16,660	$11,416

EXPENSES
Research and development	9,883	13,263	26,786	24,118
General and administrative	2,676	2,473	5,433	4,973

Total operating expenses	12,559	15,736	32,219	29,091

OTHER INCOME (EXPENSE)
Interest income	4	39	16	91
Other	(4)	36	(2)	132
Gain (loss) on warrants	615	901	(106)	2,335

Total other income	615	976	(92)	2,558

Net loss	$(7,015)	$(8,420)	$(15,651)	$(15,117)

OTHER COMPREHENSIVE LOSS
Net unrealized (loss) on securities	(1)	(15)	(2)	(21)

Total other comprehensive loss	(1)	(15)	(2)	(21)

Comprehensive loss	$(7,016)	$(8,435)	$(15,653)	$(15,138)

Basic and diluted net loss per common share [note 5]	$(0.47)	$(0.57)	$(1.05)	$(1.03)

Weighted average number of common shares [note 5]	14,987,706	14,673,771	14,855,338	14,667,244

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(15,651)	$(15,117)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	106	(2,335)
Depreciation	110	100
Stock-based compensation [note 5[c] and 5[d]]	2,016	1,603
Changes in operating assets and liabilities:
Interest receivable	218	27
Amounts receivable	3,706	(5,725)
Prepaid expenses and other current and non-current assets	3,319	140
Accounts payable	1,202	(1,199)
Accrued liabilities	1,465	5,093
Accrued compensation	(724)	(404)
Restricted Cash	63	—
Excess lease liability [note 6]	(383)	(331)
Lease Obligations	(51)	(10)

Cash used in operating activities	(4,604)	(18,158)

FINANCING ACTIVITIES
Proceeds received in advance [note 8]	3,174	—
Proceeds from issuance of common shares, net of issuance costs	2,860	—
Proceeds from exercise of stock options	30	10

Cash provided by financing activities	6,064	10

INVESTING ACTIVITIES
Purchase of investments	(215)	(30,065)
Proceeds from maturities of investments	24,845	49,130
Purchase of property and equipment	(67)	(225)

Cash provided by investing activities	24,563	18,840

Effect of exchange rate changes on cash	(2)	(18)

Increase in cash and cash equivalents during the period	26,021	674
Cash and cash equivalents, beginning of the period	14,593	18,075

Cash and cash equivalents, end of the period	$40,614	$18,749

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

OncoGenex Pharmaceuticals, Inc. (referred to as “OncoGenex,” “we,” “us,” or “our”) is a biopharmaceutical company committed to the development and commercialization of new therapies that address treatment resistance in cancer patients. We were incorporated in the state of Delaware, are headquartered in Bothell, Washington and have a subsidiary in Vancouver, British Columbia.

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

Pending Adoption of Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2017 (or December 31, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

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

In February 2013, the FASB issued Accounting Standards Updates, or ASU, No. 2013-02, “Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States, or U.S. GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

Under the collaboration agreement, Teva paid us upfront payments in the aggregate amount of $50 million, acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2013 or the first six months of 2014.

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

Of the total $5.0 million in amounts receivable at June 30, 2014, $4.9 million represents unbilled expense reimbursements from Teva, for which we bill quarterly in arrears. Consequently, we are exposed to a significant concentration of credit risk.

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

Financial Instruments

Cash

Significant amounts of cash are held on deposit with large well-established U.S. and Canadian financial institutions.

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

Warrants

As of June 30, 2014, we recorded a $0.3 million warrant liability. We reassess the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash	$18,244	$—	$—	$18,244
Money market securities	22,370	—	—	22,370
Restricted cash	251	—	—	251
Corporate bonds and commercial paper	—	—	—	—

Total assets	$40,865	$—	$—	$40,865
Liabilities
Warrants	$—	$—	$320	$320

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2014. There have been no transfers of assets or liabilities to or from level 3 (in thousands):

	Liability at December 31, 2013	Unrealized Loss on warrants	Liability at June 30, 2014
Warrant liability	$214	$106	$320

Marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014

Cash	$18,244	$—	$—	$18,244
Money market securities	22,370	—	—	22,370

Total cash and cash equivalents	$40,614	$—	$—	$40,614

Money market securities	251	—	—	251

Total restricted cash	$251	$—	$—	$251

Corporate bonds and commercial paper	—	—	—	—

Total short-term investments	$—	$—	$—	$—

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2014 and 2013.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at June 30, 2014, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5.	COMMON STOCK

[a]	Authorized

50,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

“At the Market” Equity Offering Program

From April 1, 2014 through June 30, 2014, we have offered and sold 809,214 shares of our common stock pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC. These sales resulted in net proceeds to us of approximately $2.9 million. As of June 30, 2014, shares of our common stock having an aggregate value of approximately $22.0 million remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the six month period ended June 30, 2014, we issued 10,000 and 49,348 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 3,475 and 20,004 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the six month period ended June 30, 2013.

[c]	Stock options

2010 Performance Incentive Plan

As of June 30, 2014, we had reserved, pursuant to various plans, 3,058,616 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,258,984 were reserved for options currently outstanding, 870,595 were reserved for restricted stock units currently outstanding and 929,037 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
	#	$
Balance, December 31, 2013	1,007,491	11.39
Option grants	285,097	11.07
Option expired	(12,169)	18.93
Option exercises	(10,000)	3.00
Option forfeitures	(11,435)	11.92

Balance, June 30, 2014	1,258,984	11.24

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six months ended June 30,
	2014	2013

Risk-free interest rates	1.81%	1.16%

Expected dividend yield	0%	0%

Expected life	5.9 years	5.8 years

Expected volatility	81.61%	87.17%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the Borealis-1 clinical data results we expect to receive in 2015, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Research and development	$495	$415	$942	$727
General and administrative	521	440	1,074	876

Total share-based compensation	$1,016	$855	$2,016	$1,603

As of June 30, 2014 and December 31, 2013, the total unrecognized compensation expense related to stock options granted was $3.7 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.75 years.

For the three and six months ended June 30, 2014 a total of 3.7 million of shares underlying options, restricted stock units and warrants have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2013 a total of 3.0 million of shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2014, $0.6 million and $1.1 million, respectively, of compensation expense was recognized related to these awards, compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2014:

	Stock Awards	Weighted- Average Grant Date Fair Value
	#	$
Outstanding January 1	356,589	12.06
Granted	766,300	6.72
Vested	(49,348)	11.84
Forfeited or expired	(202,946)	12.15

Outstanding June 30	870,595	7.35

As of June 30, 2014, we had approximately $4.2 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.25 years.

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

As of June 30, 2014, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the six month periods ended June 30, 2014 or 2013. The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rates	0.22%	0.45%

Expected dividend yield	0%	0%

Expected life	1.3 years	2.3 years

Expected volatility	93%	44%

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or the Arrangement, with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The estimated value of the liability remaining with respect to excess facilities was $3.9 million as of December 31, 2013. In the six months ended June 30, 2014, with respect to excess facilities, $0.4 million was amortized into income resulting in a remaining liability of $3.5 million at June 30, 2014. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2013	Amortization of excess lease facility	Liability at June 30, 2014
Current portion of excess lease facility	$1,081	$16	$1,097
Long-term portion of excess lease facility	2,825	(399)	2,426

Total	$3,906	$(383)	$3,523

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We have fulfilled our obligation to contribute $30 million in direct and indirect costs towards the development of custirsen. Accordingly, Teva will fund all other expenses under the clinical development plan. The expenses funded by Teva during the three and six months ended June 30, 2014 and 2013 represent all of our revenues in such periods.

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

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive related to custirsen. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 or the first six months of 2014. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2015.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

CAD
2014	$51
2015	78

Total	$129

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. We have recorded a liability in the excess facilities lease charge of $3.5 million at June 30, 2014 (note 6).

If we are unable to exit or sublet portions of this leased space, the future minimum lease payments are as follows (in thousands):

2014	$1,123
2015	2,313
2016	2,382
Remainder	2,454

Total	$8,272

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three and six months ended June 30, 2014 was $0.7 million $1.4 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2013 was $0.7 million and $1.4 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer, director or consultant is or was serving at our request in such capacity. The term of the indemnification period is equal to each officer’s, director’s and consultant’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2014.

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

In July 2014, we completed an underwritten registered offering pursuant to which we sold 5,559,866 Series A units at a price per unit of $3.48 and 1,340,538 Series B units at a price per unit of $3.47.

Each Series A unit consisted of one share of common stock and a Series A warrant to purchase up to one-half of one share of common stock at an initial exercise price of $4.00 per share. Each Series A warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the issuance of the Series A warrants.

The Series B units were offered and sold to those purchasers whose purchase of Series A units in the offering would have resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of our outstanding common stock following the completion of the offering. Each Series B unit consisted of a Pre-Funded Series B warrant to purchase up to one share of common stock at an initial exercise price of $0.01 per share and a Series B warrant to purchase up to one-half of one share of common stock at an initial exercise price of $4.00 per share. Each Pre-Funded Series B warrant and Series B warrant is exercisable at any time on or after the date of issuance until the fifth anniversary of the issuance of the Pre-Funded Series B warrants and Series B warrants, respectively.

We received net proceeds of approximately $22.4 million, after deducting the underwriting discount and offering expenses. Of the $22.4 million in net proceeds, $3.2 million was received in advance of the completion of the transaction on June 30, 2014 and has been recognized on the consolidated balance sheet under current liabilities as Proceeds received in advance.

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

We and Teva have developed a clinical development plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen’s known adverse event profile. Results of the SYNERGY trial will be presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014 in Madrid.

•

The AFFINITY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We expect to enroll approximately 630 patients to show a survival benefit with 85% power based on a hazard ratio of 0.75. We initiated this Phase 3 clinical trial in August 2012 and expect to complete enrollment in the second half of 2014.

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

Custirsen has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for second-line treatment of metastatic CRPC when combined with cabazitaxel and prednisone and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

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

Our current apatorsen development activities for bladder cancer include the following clinical trials:

•

The Borealis-1™ Trial: An OncoGenex-sponsored Phase 2 trial of apatorsen in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Each arm has enrolled approximately 60 patients and the trial is being conducted in sites throughout the United States, Canada and Europe. The trial is being conducted as an event-driven trial such that we anticipate the final analysis will have at least 80% power to show a critical hazard ratio of approximately 0.66 to 0.72. This type of Phase 2 trial design will allow us to better predict the potential size of and success for a Phase 3 trial where a survival benefit will be the primary endpoint. Borealis-1™ patient enrollment was completed in July 2013. The anticipated timing of survival results are expected to be announced in the first quarter of 2015.

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

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in patients with previously untreated advanced non-squamous NSCLC. The trial is expected to randomize approximately 155 patients with non-squamous NSCLC to receive either apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and is enrolling patients. We expect to complete patient enrollment in the first half of 2015.

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen in patients with previously untreated advanced squamous NSCLC. The trial is expected to randomize approximately 140 patients with squamous NSCLC to receive apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. The trial was initiated in July 2014.

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. The trial was initiated in August 2013 and is enrolling patients. We expect to complete patient enrollment in the early second half of 2015.

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in our collaboration agreement with Teva. At present, we are unable to predict the timing or likelihood of such milestone payments. We did not receive any payments from Teva as a result of the achievement of developmental or commercial milestones in 2013 or the first six months of 2014. Isis has disclosed in its SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement. We disagree with its assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

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

Warrant liability

At June 30, 2014, there were exercisable warrants outstanding to purchase 1,587,301 shares of common stock at an exercise price of $20 per share, expiring in October 2015. No warrants were exercised during the three months ended June 30, 2014 or 2013.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenue

Revenue for the three and six months ended June 30, 2014 decreased to $4.9 million and increased to $16.7 million, respectively, from $6.3 million and $11.4 million for the three and six months ended June 30, 2013, respectively. The decrease for the three months ended June 30, 2014 as compared to 2013 was due primarily to higher revenue earned through reimbursement of combination drugs used in the AFFINITY trial during the second quarter of 2013. The increase in the six months ended June 30, 2014 as compared to 2013 was due to an increase in revenue earned through our strategic collaboration with Teva, as a result of the clinical development activities associated with the AFFINITY trial.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Clinical development programs:
Custirsen	$4,618	$5,939	$15,965	$10,568
Apatorsen (OGX-427)	2,600	4,416	5,314	7,972
Other research and development	2,665	2,908	5,507	5,578

Total research and development expenses	$9,883	$13,263	$26,786	$24,118

R&D expenses for the three and six months ended June 30, 2014 decreased to $9.9 million and increased to $26.8 million, respectively, from $13.3 million and $24.1 million in the three and six months ended June 30, 2013, respectively. The decrease for the three months ended June 30, 2014 as compared to 2013 was due primarily to purchases of combination drugs used in the AFFINITY trial during the second quarter of 2013 and lower clinical trial costs for Borealis-1. This was partially offset by increased costs related to our investigator-sponsored trials.

The increase for the six months ended June 30, 2014 as compared to 2013 was due primarily to purchases of combination drugs used in the AFFINITY trial during the first quarter of 2014 and increased costs related to our investigator-sponsored trials. These increases were partially offset by lower clinical trial costs for Borealis-1. Costs for the AFFINITY trial, custirsen manufacturing costs, compensation for work performed by our employees and certain other costs under the custirsen clinical development plan are reimbursed by Teva.

General and Administrative Expenses

G&A expenses for the three and six months ended June 30, 2014 increased to $2.7 million and $5.4 million, respectively, from $2.5 million and $5.0 million in the three and six months ended June 30, 2013, respectively. The increase in 2014 as compared to 2013 was primarily due to higher consulting costs.

Gain (Loss) on Warrants

We recorded a gain of $0.6 million and a loss of $0.1 million on the revaluation of our outstanding warrants during the three and six months ended June 30, 2014, respectively. We recorded gains of $0.9 million and $2.3 million on revaluation of the warrants during the three and six months ended June 30, 2013, respectively. We revalue the warrants at each balance sheet date to fair value. If unexercised, the warrants will expire in October 2015.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $149.3 million through June 30, 2014, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of June 30, 2014, our cash, cash equivalents, and short-term investments increased to $40.6 million from $39.2 million as of December 31, 2013, primarily as a result of proceeds received from the sale of common stock through our “at the market” equity offering program and, an advance payment of a portion of the proceeds from the underwritten registered direct offering completed in July 2014.

In July 2014, we completed an underwritten registered direct offering of 5,559,866 Series A units at a price per unit of $3.48 and 1,340,538 Series B units at a price per unit of $3.47. Each Series A unit consisted of one share of common stock, par value $0.001 per share, and a Series A warrant to purchase up to one-half of one share of common stock at an initial exercise price of $4.00 per share. Each Series B unit consisted of a Pre-Funded Series B warrant to purchase up to one share of common stock at an initial exercise price of $0.01 per share and a Series B warrant to purchase up to one-half of one share of common stock at an initial exercise price of $4.00 per share. We received net proceeds of approximately $22.4 million, after deducting the underwriting discount and offering expenses.

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations into the third quarter of 2016. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Cash Used in Operations

For the six months ended June 30, 2014, net cash used in operating activities decreased to $4.6 million from $18.2 million in the six months ended June 30, 2013. The decrease in cash used in operations in 2014 compared to 2013 is attributable to an increase in cash reimbursements from Teva in 2014.

Cash Provided by Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities increased to $6.1 million from $10,000 in the six months ended June 30, 2013. The increase in cash provided by financing activities in the six months ended June 30, 2014 and 2013 was the result of proceeds from the sale of shares of common stock through our “at the market” equity offering program, an advance payment of a portion of the proceeds from the underwritten registered direct offering completed in July 2014 and the exercise of stock options.

Cash Provided by Investing Activities

For the six months ended June 30, 2014, net cash provided by investing activities increased to $24.6 million from $18.8 million for the six months ended June 30, 2013. Net cash provided by investing activities in the six months ended June 30, 2014 and 2013 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into the third quarter of 2016, which may include:

•

completing patient enrollment in 2014 for the AFFINITY trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC with final results expected late 2015 or early 2016, depending on timing of the event-driven final analysis;

•

continuing enrollment in the ENSPIRIT trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC and the first interim futility analysis that is expected to be conducted in 2014;

•

announcing Borealis-1 trial results, an OncoGenex-sponsored randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer by end of Q1 2015;

•

completing enrollment in the Borealis-2 trial, an investigator-sponsored, randomized, controlled Phase 2 trial evaluating apatorsen in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first-line treatment and are eligible to receive docetaxel second-line chemotherapy;

•

completing the BL-01 trial, an investigator-sponsored Phase 1 trial evaluating apatorsen when administered directly into the bladder in patients with superficial or muscle-invasive bladder cancer with final results expected to be reported in 2015;

•

completing enrollment in the Spruce trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC;

•

continued enrollment in the Cedar trial, an investigator-sponsored, randomized Phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC;

•

completing enrollment in the Rainier trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer;

•

completing the PR-01 trial, an investigator-sponsored Phase 2 trial evaluating apatorsen treatment in combination with prednisone in patients with prostate cancer who have not received chemotherapy with final results expected to be published in 2015;

•

continuing enrollment in the Pacific trial, an investigator-sponsored randomized Phase 2 trial evaluating apatorsen treatment in combination with Zytiga in patients with prostate cancer with preliminary results expected in 2015; and

•	Completion of OGX-225 toxicology studies and long-term apatorsen toxicology studies.

We believe we have sufficient operating capital to fund our currently planned operations into the third quarter of 2016, which planned operations include the expected release of final survival results from the Borealis-1 trial in the first quarter of 2015, the completion of enrollment in the AFFINITY, Spruce and Rainier trials and; results from the AFFINITY trial by late 2015 or early 2016.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at June 30, 2014.

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

Material Changes in Financial Condition

	June 30, 2014	December 31, 2013
(In thousands)
Total assets	$49,732	$55,689
Total liabilities	23,267	18,478
Total equity	26,465	37,211

The decrease in assets at June 30, 2014 compared with December 31, 2013 primarily relates to a decrease in other receivables and prepaid expenses as these assets have been used to fund operations. The increase in liabilities at June 30, 2014 compared with December 31, 2013 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of approximately $0.2 million in the fair value of our investments as of June 30, 2014.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended June 30, 2014.

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

During the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we receive pursuant to the collaboration agreement with Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into the third quarter of 2016. If, however, the collaboration agreement with Teva is terminated, Teva fails to fulfill its obligations under the collaboration agreement, patients live longer as a result of new or investigational therapies, the trials proceed slower than expected or are initiated later than expected, we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

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

We currently do not have internal discovery capabilities and depend on pharmaceutical and biotechnology companies and other researchers to sell or license products or product candidates to us. To date, three of our product candidates have been derived from technologies discovered by the Vancouver Prostate Centre and licensed to us by UBC. We intend to continue to rely on research institutions and other biotechnology or pharmaceutical companies as sources of product candidates. We cannot guarantee that the Vancouver Prostate Centre or UBC will continue to develop new product candidate opportunities, that we will continue to have access to such opportunities or that we will be able to purchase or license these product candidates on commercially reasonable terms, if at all. If we are unable to purchase or license new product candidates from the Vancouver Prostate Centre or UBC, we will be required to identify alternative sources of product candidates.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

The market prices for our common stock and that of emerging life science companies generally have historically been highly volatile. For example, after the announcement of the top line survival results of our Phase 3 SYNERGY trial, we experienced a significant decrease in our stock price. Future announcements concerning us, the results of our clinical trials or our competitors may also have a significant effect on the market price of our common stock. The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

Pursuant to our at-the-market equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV & Co. LLC, or MLV, as our sales agent. As of June 30, 2014, we had offered and sold 809,214 shares of our common stock pursuant to our “at the market” equity offering program, resulting in net proceeds to us of approximately $2.9 million. Shares of our common stock having a value of approximately $22.0 million remain available for sale under this program. When we access the at-the-market equity offering program, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the Sales Agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

We intend to market certain of our existing and future product candidates outside of the United States and Canada. In order to market our existing and future product candidates in the European Union and many other non-North American markets, we must obtain separate regulatory approvals. We have had limited interactions with non-North American regulatory authorities. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA or other regulatory authorities does not ensure approval by regulatory authorities in other countries, and approval by one or more non-North American regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-North American regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain non-North American regulatory approvals on a timely basis, if at all. We may not be able to file for non-North American regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market

Item 6.	Exhibits

Exhibit Number	Description

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

4.2	Form of Pre-Funded Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 033-80623) filed on April 24, 2014)

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: August 7, 2014	By:	/s/ Scott Cormack
Scott Cormack
President, Chief Executive Officer and Principal Financial Officer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

4.2	Form of Pre-Funded Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on June 27, 2014)

10.1	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 033-80623) filed on April 24, 2014)

31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.