Form 10-Q
period 2014-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2014-10-30
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2014
Common Stock, $0.001 par value	21,280,867

OncoGenex Pharmaceuticals, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current
Cash and cash equivalents [note 4]	$48,950	$14,593
Short-term investments [note 4]	5,057	24,629
Interest receivable	19	218
Amounts receivable [note 3]	4,827	8,657
Prepaid expenses and other current assets	2,462	5,770

Total current assets	61,315	53,867
Restricted cash [note 4]	251	314
Property and equipment, net	312	397
Other assets	773	1,111

Total assets	$62,651	$55,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	1,562	$139
Accrued liabilities	13,167	11,784
Accrued compensation	1,109	1,705
Current portion of long-term obligations [note 6]	1,114	1,092
Warrant liability [note 4 and note 5]	3,975	214

Total current liabilities	20,927	14,934
Long-term obligations, less current portion [note 6]	2,873	3,544

Total liabilities	23,800	18,478

Commitments and contingencies [note 7]
Stockholders’ equity:
Common shares [note 5]:
$0.001 par value, 50,000,000 shares authorized, 21,290,093 and 14,707,886 issued at September 30, 2014 and December 31, 2013, respectively, and 21,280,867 and 14,707,886 outstanding at September 30, 2014 and December 31, 2013, respectively	21	15
Additional paid-in capital	190,469	168,242
Accumulated deficit	(154,276)	(133,689)
Accumulated other comprehensive income	2,637	2,643

Total stockholders’ equity	38,851	37,211

Total liabilities and stockholders’ equity	$62,651	$55,689

Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
COLLABORATION REVENUE [note 3]	$4,803	$9,862	$21,463	$21,278

EXPENSES
Research and development	9,586	18,004	36,372	42,122
General and administrative	2,459	2,473	7,892	7,446

Total operating expenses	12,045	20,477	44,264	49,568

OTHER INCOME (EXPENSE)
Interest income	3	33	19	124
Other	(11)	(11)	(14)	121
Warrant issuance costs [note 5[b]]	(531)	—	(531)	—
Gain on warrants	2,874	539	2,768	2,874

Total other income	2,335	561	2,242	3,119

Net loss	(4,907)	(10,054)	(20,559)	(25,171)

OTHER COMPREHENSIVE LOSS
Net unrealized gain (loss) on securities	(4)	24	(6)	3

Total other comprehensive gain (loss)	(4)	24	(6)	3

Comprehensive loss	(4,911)	(10,030)	(20,565)	(25,168)

Basic and diluted net loss per common share [note 5]	$(0.23)	$(0.68)	$(1.21)	$(1.72)

Weighted average number of common shares [note 5]	21,079,310	14,690,984	16,952,793	14,675,244

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(20,559)	$(25,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants	(2,768)	(2,874)
Warrant Issuance Costs	531	—
Depreciation	165	162
Stock-based compensation [note 5[c] and 5[d]]	2,968	2,490
Changes in operating assets and liabilities:
Interest receivable	199	32
Amounts receivable	3,830	(9,208)
Prepaid expenses and other current and non-current assets	3,646	1,019
Accounts payable	1,423	(1,290)
Accrued liabilities	1,383	7,154
Accrued compensation	(596)	(184)
Restricted Cash	63	—
Excess lease liability [note 6]	(582)	(504)
Lease Obligations	(67)	(15)

Cash used in operating activities	(10,364)	(28,389)

FINANCING ACTIVITIES
Proceeds from issuance of common shares and warrants, net of issuance costs [note 5[b]]	22,372	—
Proceeds from exercise of stock options	30	10
Proceeds from ATM Financing, net of issuance costs [note 5[b]]	2,860	—
Taxes paid related to net share settlement of equity awards	(28)	—

Cash provided by financing activities	25,234	10

INVESTING ACTIVITIES
Purchase of investments	(5,279)	(31,615)
Proceeds from maturities of investments	24,846	55,096
Purchase of property and equipment	(80)	(234)

Cash provided by investing activities	19,487	23,247

Effect of exchange rate changes on cash	—	7

Increase in cash and cash equivalents during the period	34,357	(5,125)
Cash and cash equivalents, beginning of the period	14,593	18,075

Cash and cash equivalents, end of the period	$48,950	$12,950

Property and equipment acquired under lease obligation	—	24

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

Pending Adoption of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to
U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires and evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-15 and do not expect any significant impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2017 (or December 31, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

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

Under the collaboration agreement, Teva paid us upfront payments in the aggregate amount of $50 million, acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2013 or the first nine months of 2014.

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

In March 2012, OncoGenex Technologies and Teva entered into an amendment to the collaboration agreement. Under this amendment, OncoGenex Technologies and Teva revised the clinical development plan, under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone.

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

All of the $4.8 million receivable at September 30, 2014 represents unbilled expense reimbursements from Teva, for which we bill quarterly in arrears. Consequently, we are exposed to a significant concentration of credit risk.

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

Warrants

As of September 30, 2014, we recorded a $4.0 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefor are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash	$17,934	$—	$—	$17,934
Money market securities	31,016	—	—	31,016
Restricted cash	251	—	—	251
Corporate bonds and commercial paper	—	5,057	—	5,057

Total assets	$49,201	$5,057	$—	$54,258
Liabilities
Warrants	$—	$—	$3,975	$3,975

The following table presents the changes in fair value of our total Level 3 financial liabilities for the nine months ended September 30, 2014. During the nine months ended September 30, 2014 we issued 3.5 million common stock warrants that were classified as liabilities (in thousands):

	Liability at December 31, 2013	Issuance of Warrants	Unrealized Gain on warrants	Liability at September 30, 2014
Warrant liability	$214	$6,529	$(2,768)	$3,975

Marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014

Cash	$17,934	$—	$—	$17,934
Money market securities	31,016	—	—	31,016

Total cash and cash equivalents	$48,950	$—	$—	$48,950

Money market securities	251	—	—	251

Total restricted cash	$251	$—	$—	$251

Corporate bonds and commercial paper	5,061	—	(4)	5,057

Total short-term investments	$5,061	$—	$(4)	$5,057

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2014 and 2013.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at September 30, 2014, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5.	COMMON STOCK

[a]	Authorized

50,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

July 2014 Registered Offering

On July 2, 2014, we completed an underwritten registered offering pursuant to which we sold 5,559,866 Series A units at a price per unit of $3.48 and 1,340,538 Series B units at a price per unit of $3.47.

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

We received net proceeds of approximately $22.4 million, after deducting underwriting discounts and commissions and offering expenses. Gross proceeds of $24.0 million and underwriting discounts and commissions and offering expenses of $1.6 million were allocated as follows:

	Common Stock	Series B Pre-funded Common Stock Warrants	Series A Common Stock Warrants	Series B Common Stock Warrants
Units Issued	5,559,866	1,340,538	2,779,933	670,269
Gross Proceeds (in thousands)	$14,084	$3,387	$5,261	$1,268
Underwriting discount and offering expense (in thousands)	$885	$213	$428	$103

The Series A and Series B common stock warrants are classified as liabilities. The underwriting discount and offering expenses allocated to the Series A and Series B common stock warrants have been expensed in the Consolidated Statement of Loss.

The common stock and Series B prefunded common stock warrants are classified as equity. The underwriting discount and offering expenses allocated to the common stock and Series B prefunded common stock warrants have been charged against the allocated gross proceeds.

“At the Market” Equity Offering Program

From April 1, 2014 through September 30, 2014, we have offered and sold 809,214 shares of our common stock pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC. These sales resulted in gross proceeds to us of approximately $3.0 million and offering expenses of $0.1 million. As of September 30, 2014, shares of our common stock having an aggregate value of approximately $22.0 million remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the nine month period ended September 30, 2014, we issued 10,000 and 199,849 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 3,475 and 45,869 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the nine month period ended September 30, 2013.

[c]	Stock options

2010 Performance Incentive Plan

As of September 30, 2014, we had reserved, pursuant to various plans, 2,907,615 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,285,862 were reserved for options currently outstanding, 682,808 were reserved for restricted stock units currently outstanding and 938,945 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of Optioned Common Shares	Weighted Average Exercise Price
	#	$
Balance, December 31, 2013	1,007,491	11.39
Option grants	356,097	9.47
Option expired	(12,169)	18.93
Option exercises	(10,000)	3.00
Option forfeitures	(55,557)	11.71

Balance, September 30, 2014	1,285,862	10.77

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine months ended September 30,
	2014	2013

Risk-free interest rates	1.83%	1.15%

Expected dividend yield	0%	0%

Expected life	5.9 years	5.8 years

Expected volatility	81.51%	87.02%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the Borealis-1 clinical data results we expect to receive by the end of the first quarter 2015, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	$	$	$	$
Research and development	513	410	1,454	1,137
General and administrative	439	477	1,514	1,353

Total share-based compensation	952	887	2,968	2,490

As of September 30, 2014 and December 31, 2013, the total unrecognized compensation expense related to stock options granted was $3.2 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.6 years from September 30, 2014.

For the three and nine months ended September 30, 2014, a total of 8.3 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2013, a total of 2.9 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2014, $0.6 million and $1.7 million, respectively, of compensation expense was recognized related to these awards, compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2013, respectively.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2014:

	Stock Awards	Weighted- Average Grant Date Fair Value
	#	$
Outstanding January 1	356,589	12.06
Granted	801,800	6.55
Vested	(199,849)	7.00
Forfeited or expired	(275,732)	11.22

Outstanding September 30	682,808	7.41

As of September 30, 2014, we had approximately $3.9 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.1 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at September 30, 2014:

	Total Outstanding and Exercisable	Exercise price per Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,933	$4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	$4.00	July 2019
(4) Pre-Funded Series B Warrants issued in July 2014 financing	1,340,538	$0.01	July 2019

No warrants were exercised during the nine month periods ended September 30, 2014 or 2013. The warrants issued in the October 2010 financing and the Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model. The Pre-Funded Series B warrants are classified as equity and are not reassessed for their fair value at the end of each reporting date. The following assumptions were used to value the warrants that are classified as liabilities on the following reporting dates:

Warrants issued in October 2010 Financing

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rates	0.15%	0.36%

Expected dividend yield	0%	0%

Expected life	1.06 years	2.06 years

Expected volatility	102.90%	40.66%

Series A and Series B Warrants issued in July 2014 Financing

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rates	1.68%	—

Expected dividend yield	0%	—

Expected life	4.75 years	—

Expected volatility	61.81%	—

6.	EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or the Arrangement, with OncoGenex Technologies whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The estimated value of the liability remaining with respect to excess facilities was $3.9 million as of December 31, 2013. In the nine months ended September 30, 2014, with respect to excess facilities, $0.6 million was amortized into income resulting in a remaining liability of $3.3 million at September 30, 2014. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

(In thousands)	Liability at December 31, 2013	Amortization of excess lease facility	Liability at September 30, 2014
Current portion of excess lease facility	1,081	24	1,105
Long-term portion of excess lease facility	2,825	(606)	2,219

Total	3,906	(582)	3,324

7.	COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We have fulfilled our obligation to contribute $30 million in direct and indirect costs towards the development of custirsen. Accordingly, Teva will fund all other expenses under the clinical development plan. The expenses funded by Teva during the three and nine months ended September 30, 2014 and 2013 represent all of our revenues in such periods.

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

In addition, we are required to pay to Isis 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive related to custirsen. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to the lesser payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 or the first nine months of 2014. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2015.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2014	$25
2015	75

Total	$100

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (note 6). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit for $0.3 million is deposited in a restricted money market account as collateral. We have recorded a liability in the excess facilities lease charge of $3.3 million at September 30, 2014 (note 6).

If we are unable to exit or sublet portions of this leased space, the future minimum lease payments are as follows (in thousands):

2014	561
2015	2,313
2016	2,382
Remainder	2,454

Total	$7,710

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three and nine months ended September 30, 2014 was $0.7 million and $2.1 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2013 was $0.7 million and $2.1 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer, director or consultant is or was serving at our request in such capacity. The term of the indemnification period is equal to each officer’s, director’s and consultant’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2014.

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

We performed an evaluation of events occurring subsequent to September 30, 2014. Based on this evaluation, no material events have occurred requiring financial statement disclosure.

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

We and Teva have developed a clinical development plan under which the following three phase 3 clinical trials have been initiated:

•

The SYNERGY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with castrate resistant prostate cancer, or CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). Investigators concluded that post-hoc analyses suggested a possible effect from custirsen in patients with poor prognosis features. The adverse events observed were similar to custirsen’s known adverse event profile.

•

The AFFINITY Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We initiated this Phase 3 clinical trial in August 2012 and completed enrollment of 635 patients in September 2014. The trial is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75. One interim analysis is planned for futility at 50% of the required total death events, which is currently projected to be completed in the first quarter of 2015.

•

The ENSPIRIT Trial: The Phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. We expect to enroll approximately 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated by Teva in September 2012. Two formal interim futility analyses are planned, which may result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. The first interim futility analysis was completed in August 2014, and the trial is continuing based on the recommendation of the Independent Data Monitoring Committee. The second interim futility analysis is based on overall survival, or OS, futility determination. The trial will not be stopped early in order to claim efficacy.

Custirsen has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for second-line treatment of metastatic CRPC when combined with cabazitaxel and prednisone and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We and collaborating investigators have conducted five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancers. Results have been presented for each of these phase 2 trials. Our phase 3 registration trials have been designed based on our phase 2 clinical trials. Data from these phase 2 studies demonstrate the potential benefit of adding custirsen to existing cancer therapies.

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

Our current apatorsen development activities for bladder cancer include the following clinical trials:

•

The Borealis-1™ Trial: An OncoGenex-sponsored Phase 2 trial of apatorsen in patients with metastatic bladder cancer. Borealis-1 is a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression if they complete a minimum of four cycles of gemcitabine and cisplatin. Each arm has enrolled approximately 60 patients and the trial is being conducted in sites throughout the United States, Canada and Europe. The trial is being conducted as an event-driven trial such that we anticipate the final analysis will have at least 80% power to show a critical hazard ratio of approximately 0.66 to 0.72. The survival results are expected to be announced by the end of the first quarter of 2015.

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

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients also continue weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they complete a minimum of 3 cycles of chemotherapy treatment. The trial is expected to randomize approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and is enrolling patients. We expect to complete patient enrollment in the first half of 2015.

•

The Cedar™ Trial: An investigator-sponsored, randomized Phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous NSCLC. Patients also continue weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The trial is expected to randomize approximately 140 patients. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. The trial was initiated in July 2014.

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. The trial was initiated in August 2013 and is enrolling patients. We expect to complete patient enrollment by the end of the first half of 2015.

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

We are eligible to receive payments of up to $370 million upon the achievement of developmental and commercial milestones set forth in our collaboration agreement with Teva. At present, we are unable to predict the timing or likelihood of such milestone payments. We did not receive any payments from Teva as a result of the achievement of developmental or commercial milestones in 2013 or the first nine months of 2014. Isis has disclosed in its SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement. We disagree with its assessment but believe there may be some lesser payment obligation. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our collaboration with Teva.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at September 30, 2014:

	Total Outstanding and Exercisable	Price per Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,933	$4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	$4.00	July 2019

No warrants were exercised during the three months ended September 30, 2014 or 2013.

We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue for the three and nine months ended September 30, 2014 decreased to $4.8 million and increased to $21.5 million, respectively, from $9.9 million and $21.3 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2014 as compared to 2013 was due primarily to higher revenue earned from reimbursable purchases of combination drugs used in the AFFINITY trial during the third quarter of 2013. The increase in the nine months ended September 30, 2014 as compared to 2013 was due to an increase in revenue earned through our strategic collaboration with Teva as a result of the clinical development activities associated with the AFFINITY trial.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Clinical development programs:
Custirsen	$4,607	$9,912	$20,573	$20,480
Apatorsen	2,315	5,200	7,629	13,172
Other research and development	2,664	2,892	8,170	8,470

Total research and development expenses	$9,586	$18,004	$36,372	$42,122

R&D expenses for the three and nine months ended September 30, 2014 decreased to $9.6 million and $36.4 million, respectively, from $18.0 million and $42.1 million in the three and nine months ended September 30, 2013, respectively. The decreases in the three and nine month periods ended 2014 as compared to 2013 were due primarily to lower clinical trial costs for Borealis-1 as a result of patients coming off treatment and fewer combination drug purchases for the AFFINITY trial in 2014.

General and Administrative Expenses

G&A expenses for the three and nine months ended September 30, 2014 remained consistent at $2.5 million and increased to $7.9 million, respectively, from $2.5 million and $7.4 million in the three and nine months ended September 30, 2013, respectively. The increase in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to higher consulting and investor relations costs. These were partially offset by lower salaries and wages.

Gain (Loss) on Warrants

We recorded gains of $2.9 million and $2.8 million on the revaluation of our outstanding liability-classified warrants during the three and nine months ended September 30, 2014, respectively. We recorded gains of $0.5 million and $2.9 million on revaluation of the warrants during the three and nine months ended September 30, 2013, respectively. We revalue warrants that are classified as liabilities at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $154.3 million through September 30, 2014, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of September 30, 2014, our cash, cash equivalents, and short-term investments increased to $54.0 million from $39.2 million as of December 31, 2013, primarily as a result of proceeds received from the underwritten registered direct offering completed in July 2014 and from the sale of common stock through our “at the market” equity offering program.

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

Cash Flows

Cash Used in Operations

For the nine months ended September 30, 2014, net cash used in operating activities decreased to $10.4 million from $28.4 million in the nine months ended September 30, 2013. The decrease in cash used in operations in 2014 compared to 2013 was primarily attributable to an increase in cash reimbursements from Teva in 2014.

Cash Provided by Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities increased to $25.2 million from $10,000 in the nine months ended September 30, 2013. The increase in cash provided by financing activities in the nine months ended September 30, 2014 and 2013 was the result of proceeds from the underwritten registered direct offering completed in July 2014, the sale of shares of common stock through our “at the market” equity offering program and the exercise of stock options.

Cash Provided by Investing Activities

For the nine months ended September 30, 2014, net cash provided by investing activities decreased to $19.5 million from $23.2 million for the nine months ended September 30, 2013. Net cash provided by investing activities in the nine months ended September 30, 2014 and 2013 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we believe that our cash, cash equivalents, short-term investments and receivables from Teva will be sufficient to fund our currently planned operations into the third quarter of 2016, which may include:

•

announcing AFFINITY trial results, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in 635 patients with CRPC with final results expected late 2015 or early 2016, depending on timing of the event-driven final analysis;

•

continuing enrollment in the ENSPIRIT trial, a Phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 1,100 patients with NSCLC and for which the first interim futility analysis was completed in 2014;

•

announcing Borealis-1 trial results, an OncoGenex-sponsored randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with standard first-line chemotherapy in approximately 180 patients with metastatic bladder cancer by the end of the first quarter of 2015;

•

completing enrollment in the Borealis-2 trial, an investigator-sponsored, randomized, controlled Phase 2 trial evaluating apatorsen in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first-line treatment and are eligible to receive docetaxel second-line chemotherapy;

•

completing enrollment and final data analysis in the Spruce trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC;

•

continued enrollment in the Cedar trial, an investigator-sponsored, randomized Phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC;

•

completing enrollment and final data analysis in the Rainier trial, an investigator-sponsored, randomized, placebo-controlled Phase 2 trial evaluating apatorsen in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer; and

•

continuing enrollment in the Pacific trial, an investigator-sponsored randomized Phase 2 trial evaluating apatorsen treatment in combination with Zytiga in patients with prostate cancer with preliminary results expected in 2015.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at September 30, 2014.

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

Material Changes in Financial Condition

	September 30, 2014	December 31, 2013
(In thousands)
Total assets	$62,651	$55,689
Total liabilities	23,800	18,478
Total equity	38,851	37,211

The increase in assets at September 30, 2014 compared with December 31, 2013 was primarily due to increased cash, cash equivalents and marketable securities resulting from the underwritten registered direct offering completed in July 2014 and the sale of shares of common stock through our “at the market” equity offering program. The increase in liabilities at September 30, 2014 compared with December 31, 2013 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of approximately $0.4 million in the fair value of our investments as of September 30, 2014.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.2 million for the nine months ended September 30, 2014.

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

During the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to market custirsen, we and Teva must, among other things, complete ongoing clinical trials, including Phase 3 or registration clinical trials, to demonstrate safety and efficacy. We have a registration trial with custirsen in patients with CRPC, referred to as the SYNERGY trial. In April 2014, we announced that top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. Based on the results, we may decide not to continue to advance the development and commercialization of custirsen or Teva may decide to terminate our collaboration agreement, either of which would harm or prevent the commercialization of this product candidate. The failure to further develop and eventually commercialize custirsen could have a material adverse effect on our business and financial condition.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, John Bencich and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Mr. Bencich and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, the U.S. Supreme Court has revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the revised standards. Some of our patents or those of our collaborators may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a re-examination proceeding, or during litigation, under the revised criteria. We cannot guarantee that:

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

Pursuant to our at-the-market equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25,000,000 from time to time through MLV & Co. LLC, or MLV, as our sales agent. As of September 30, 2014, we had offered and sold 809,214 shares of our common stock pursuant to our “at the market” equity offering program, resulting in net proceeds to us of approximately $2.9 million. Shares of our common stock having a value of approximately $22.0 million remain available for sale under this program. When we access the at-the-market equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the Sales Agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and downward pressure on the price for any approved product, and could seriously harm our prospects. In addition, the Medicare and Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenue and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including custirsen,or apatorsen may change at any time, which could further limit or eliminate reimbursement rates for custirsen, apatorsen or other product candidates.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on August 7, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: October 30, 2014	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: October 30, 2014	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 033-80623) filed on August 7, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.