Form 10-K
period 2014-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2015-03-26
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-80623

OncoGenex Pharmaceuticals, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19820 North Creek Parkway, Bothell, Washington 98011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No   ☒

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $48,992,133. As of March 26, 2015, 22,679,086 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2015, in connection with the solicitation of proxies for its 2015 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

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

OVERVIEW OF OUR BUSINESS

We are an emerging leader in next generation cancer therapeutics. Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. We have developed a pipeline of late-stage product candidates that are designed to block the production of specific proteins that promote treatment resistance in cancer. OncoGenex’ first-in-class, innovative therapies have the potential to redefine treatment outcomes in a variety of cancers. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets being evaluated in two phase 3 studies and five phase 2 studies.

Product Candidates Overview and Recent Developments

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

Custirsen

Custirsen is currently being evaluated in two phase 3 trials; one in patients with prostate cancer and one in patients with non-small cell lung cancer, or NSCLC. Custirsen is designed to inhibit the production of clusterin, a protein we believe promotes survival of cancer cells when overexpressed in a variety of tumors. We and collaborating investigators have conducted one phase 3 clinical trial and five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these trials. Refer to the discussion below under the headings “Our Product Candidates—Custirsen—Current Custirsen Development Activities” and “Our Product Candidates—Custirsen—Summary of Results of Custirsen Clinical Trials” for further details.

The completed SYNERGY phase 3 trial was designed to evaluate a survival benefit for custirsen, in combination with first-line docetaxel chemotherapy, in men with metastatic castrate-resistant prostate cancer, or metastatic CRPC. Although results did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC compared to docetaxel/prednisone alone, subsequent exploratory analyses showed improved overall survival for those men who had poor prognostic scores across several risk factors and received custirsen. Based on these findings and upon completion of the agreement with Teva to terminate our collaboration agreement, we may prospectively evaluate patients with poor prognostic factors within the ongoing phase 3 AFFINITY trial in metastatic CRPC and the phase 3 trial in NSCLC.

Phase 3 Custirsen Trials:

Trial	Cancer Indication	Treatment Combination(1)	Status
	Metastatic castrate resistant prostate cancer – survival endpoint	Docetaxel with and without custirsen (1,022 patients); first-line chemotherapy	• Completed; top-line data reported in April 2014; additional analyses to be reported

	Metastatic castrate resistant prostate cancer – survival endpoint	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy	• Passed interim futility analysis in January 2015 • Patient enrollment completed in September 2014

	Advanced non-small cell lung cancer – survival endpoint	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy

•   Passed first interim futility analysis in August 2014

•   Plan to modify study design and include a more rigorous second interim futility analysis (2)

•   Patient enrollment ongoing

•   Phase 3 initiated in the third quarter of 2012

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.
(2)	Subject to completion of the termination agreement with Teva.

Apatorsen

Apatorsen is our product candidate designed to inhibit production of heat shock protein 27, or Hsp27, a cell-survival protein expressed in many types of cancers including bladder, non-small cell lung, pancreatic, prostate and breast cancers. Hsp27 expression is stress-induced by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and tumor immune escape mechanisms, both of which are associated with metastasis and negative clinical outcomes in patients with various tumor types. We and collaborating investigators have conducted, or are in the process of conducting, two phase 1 and seven randomized phase 2 clinical trials that have been designed to evaluate the ability of apatorsen to enhance various treatments in patients with bladder, lung, pancreatic and prostate cancers. Final results have been presented for the first completed phase 1 trial evaluating various cancers. Preliminary results have been presented for two trials (phase 1 and phase 2) in bladder cancer, and one of the phase 2 trials in prostate cancer. Refer to the discussion below under the headings “Our Product Candidates—Apatorsen—Current Apatorsen Development Activities” and “Our Product Candidates—Apatorsen—Summary of Results of Apatorsen Clinical Trials” for further details.

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

The Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with first-line gemcitabine and cisplatin treatment in the metastatic setting. Overall trial results indicated that the addition of 600mg apatorsen to standard of care chemotherapy showed a 14% reduction in risk of death (overall survival hazard ratio (HR) = 0.86) and a 17% reduction in progressive disease and death (progression-free survival HR = 0.83) when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received apatorsen and had poor prognosis over various prognostic factors such as performance status.

Apatorsen Trials - The ORCA Program:

Trial	Cancer Indication	Treatment Combination	Status
	Metastatic bladder cancer	Gemcitabine and cisplatin with and without apatorsen (~ 180 patients); first-line chemotherapy	• Completed; top-line data reported in December 2014; additional analyses to be reported

	Metastatic bladder cancer	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 2 initiated in April 2013

	Advanced non-squamous NSCLC	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Patient enrollment completed in February 2015

	Advanced squamous NSCLC	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Patient enrollment ongoing • Phase 2 initiated in July 2014

	Metastatic pancreatic cancer	Abraxane and gemcitabine with and without apatorsen (~ 130 patients)	• Patient enrollment completed in December 2014

	Castrate resistant prostate cancer	Zytiga (abiraterone acetate) with and without apatorsen (~80 patients)	• Patient enrollment ongoing • Phase 2 initiated in December 2012

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

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have begun development activities for OGX-225 and IND enabling toxicology studies have been completed.

Financial Overview

In 2014, we recognized $27.1 million in collaboration revenue attributable to our collaboration agreement with Teva. We have devoted substantially all of our resources to the development of our product candidates.

We incurred a loss for the year ended December 31, 2014 of $26.2 million and had an accumulated deficit at December 31, 2014 of $160.0 million and $56.3 million of total assets. We expect to continue to incur additional losses in the future as we continue our research and development activities.

To date, we have funded our operations primarily through private and public placements of equity securities as well as upfront payments and custirsen expense reimbursements received from the collaboration agreement with Teva. In December 2014, we and Teva entered into an agreement pursuant to which we agreed to negotiate the termination of our collaboration agreement. These negotiations are ongoing, and we cannot provide assurance as to when, if at all, the collaboration agreement will be terminated. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

We believe we have sufficient operating capital to fund our currently planned operations into the third quarter of 2016, and through the following milestones:

•	reporting of results from the AFFINITY trial expected in late 2015 or early 2016;
•	completion of patient enrollment in the Borealis-2™ trial;
•	reporting of results from the Spruce™ trial expected in the first half of 2016; and
•	reporting of results from the Rainier™ clinical trial.

Upon completion of the agreement with Teva to terminate our collaboration agreement, on the terms previously disclosed, we expect that we would receive a payment of approximately $27.0 million, subject to certain adjustments. We believe that the payment from Teva, together with our current cash and cash equivalents, would be sufficient to complete the milestones listed above as well as a modified second futility analysis of the ENSPIRIT trial. Additional capital will be required to fund completion of ENSPIRIT beyond the second futility analysis.

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

A broad range of preclinical studies have shown that reducing clusterin production with custirsen: (i) facilitates tumor cell death by sensitizing human prostate, non-small cell lung, breast, ovarian, bladder, renal and melanoma tumor cells to various chemotherapies; and (ii) sensitizes prostate tumor cells to hormone ablation therapy and sensitizes prostate and non-small cell lung tumor cells to radiation therapy. Preclinical studies also indicate that reducing clusterin production with custirsen re-sensitizes docetaxel-resistant prostate tumor cells to docetaxel.

Our phase 1 clinical trials evaluated the safety of custirsen and established a recommended dose of custirsen in combination with docetaxel (assessed two different docetaxel schedules), a gemcitabine and a platinum chemotherapy regimen and hormone ablation therapy. Docetaxel, mitoxantrone, cabazitaxel, gemcitabine and platinums (cisplatin and carboplatin) are all examples of chemotherapy agents. Clinical data from our phase 1 trial in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients at the 640mg dose, which was the highest dose evaluated in this clinical trial. This dose was determined by the clinical investigators to be well tolerated and therefore was established as the recommended dose.

We have conducted five phase 2 clinical trials and one phase 3 trial to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancer. Data from each of the trials demonstrates that adding custirsen to therapy shows potential benefits, including:

•

longer survival duration for patients with worse poor prognostic factors across several risk factors when custirsen was added to first-line docetaxel compared to first-line docetaxel alone in patients with metastatic CRPC (randomized phase 3 trial);

•	longer survival duration when custirsen was added to first-line docetaxel compared to first-line docetaxel alone in patients with CRPC, (randomized phase 2 trial);
•

longer survival duration when custirsen was added to either mitoxantrone or docetaxel as second-line chemotherapy compared to survival duration observed in two prior published trials of CRPC patients receiving second-line chemotherapy and comparable survival compared to results observed with cabazitaxel;

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

Refer to the discussion below under the heading “Summary of Results of Custirsen Clinical Trials” for further details including safety summary.

The U.S. Adopted Name for the custirsen drug product is custirsen sodium, which is the generic name.

Current Custirsen Development Activities

The following clinical trials are currently ongoing:

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We initiated this phase 3 clinical trial in August 2012 and completed enrollment of approximately 630 patients in September 2014. The trial is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75. A single interim futility analysis was completed in January 2015; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. The original design was to enroll 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated in September 2012. Two formal interim futility analyses are planned, which would result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. The first interim futility analysis was completed in August 2014; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee. The second interim futility analysis is based on OS futility only. The trial will not be stopped early in order to claim efficacy. Upon completion of the agreement with Teva to terminate our collaboration agreement, we intend to modify the study design and the statistical analysis plan for the ENSPIRIT trial to allow for a smaller trial size and to include a more rigorous second interim futility analysis that will occur earlier. The goal of this amendment is to provide a better assessment of more clinically relevant survival benefit when adding custirsen to second-line docetaxel or whether to terminate the trial early for survival futility. The second interim futility analysis is planned by mid-2015, subject to these modifications.

Custirsen has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for second-line treatment of metastatic CRPC when combined with cabazitaxel and prednisone and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

Summary of Results of Custirsen Clinical Trials

One phase 3 and five phase 2 clinical trials have been conducted to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancer. The following is a summary of the completed clinical trials evaluating custirsen in combination with chemotherapy.

Summary of Final Results of the SYNERGY Phase 3 Clinical Trial in Patients with metastatic CRPC

The trial enrolled 1,022 men at 124 sites across the United States and Europe between 2010 and 2012. Patients were randomized to receive either 640 mg of custirsen per week by intravenous infusion in combination with docetaxel or docetaxel alone, which remains the standard of care for first-line chemotherapy treatment in patients with metastatic CRPC. Top-Line results were reported in April 2014 indicating that the addition of custirsen to first-line docetaxel chemotherapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel alone (median survival 23.4 months vs 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). However, subsequent exploratory analyses showed improved overall survival for men who had the worst poor prognostic scores across several risk factors and received custirsen. Prognostic scoring for each patient allowed classification into good, mid and poor prognostic subgroups. The figure below shows the survival difference for docetaxel plus custirsen treatment compared to docetaxel alone for the poor prognostic subgroup. For the good and mid prognostic subgroups combined, there was no survival difference for docetaxel plus custirsen treatment compared to docetaxel alone.

In summary, exploratory analyses indicated a survival benefit in patients who had the worst prognostic scores based on a number of poor prognosis factors when treated with custirsen in combination with docetaxel compared to docetaxel alone:

•

the exploratory multivariate analysis indicated that the significant predictors of overall survival in this study were low performance status, presence of liver metastases, opioid usage for prostate cancer pain, anemia, high levels of prostate specific antigen (PSA) in the blood as well as high blood levels of lactate dehydrogenase, or LDH, and alkaline phosphatase, also known to be common poor prognostic laboratory indicators, and

•

the unadjusted hazard ratio, a measure used to compare the death rates between groups, was 0.67 for the poor prognostic subgroups, representing a 33% lower rate of death for patients who had the worst prognostic scores and were receiving custirsen.

100
80
60
40
20
0
0
6
12
18
24
30
36
42
Months
Good/mid risk control arm
Good/mid risk treatment arm
Poor risk control arm
Poor risk treatment arm

As part of our phase 1, 2 and 3 clinical trials, custirsen has been administered to more than 1,300 patients with multiple types of cancer. Some of the patients experienced a variety of adverse events, the majority of which are associated with other treatments in the protocol and with the disease. The majority of adverse events were mild and the most common adverse events associated with custirsen consisted of flu-like symptoms. The most common moderate and severe adverse events occurring in more than 3% of patients who received custirsen and docetaxel in the completed Phase 3 trial (SYNERGY) were fatigue, fever and neutropenia, weakness, diarrhea, pulmonary embolism (a blood clot that blocks an artery in the lungs), and pneumonia. These events also occurred in patients who received docetaxel alone in the completed phase 3 trial (SYNERGY).

Summary of Final Results of Phase 2 Clinical Trial in Patients with CRPC Receiving Custirsen and Docetaxel as First-Line Chemotherapy

Final results of a randomized phase 2 trial evaluating the benefit of combining custirsen with first-line docetaxel in patients with CRPC were published in the September 20, 2010 issue of the Journal of Clinical Oncology, or JCO.

The trial enrolled 82 patients at 12 sites in Canada and the United States from September 2005 to December 2006. Patients were randomized to one of two treatment arms to receive either 640 mg of custirsen per week by intravenous infusion in combination with docetaxel or docetaxel alone. Analyses indicated a survival benefit in patients treated with custirsen in combination with docetaxel compared to docetaxel alone:

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

Summary of Results of Phase 2 Clinical Trial in Patients Receiving Custirsen and Docetaxel as Second-Line Chemotherapy

Data from a phase 2 clinical study of custirsen in combination with docetaxel retreatment or mitoxantrone as second-line chemotherapy in patients with metastatic CRPC were published in the September 1, 2011 issue of Clinical Cancer Research, or CCR. In this phase 2 trial, patients who were previously treated with a first-line, docetaxel-based chemotherapy regimen and progressed on or within six months of discontinuation of docetaxel treatment were randomized to receive custirsen plus either docetaxel retreatment or mitoxantrone. Initially, 42 patients were randomized, received at least one cycle of custirsen and chemotherapy and were included in the analysis: 20 patients received docetaxel retreatment plus custirsen and 22 patients received mitoxantrone plus custirsen. The protocol was amended to allow additional patients to be enrolled in the docetaxel retreatment arm and 25 additional patients were enrolled.

Data from the clinical trial are summarized as follows:

•

The median overall survival duration for the custirsen plus mitoxantrone arm was 11.5 months (95% C.I.: 6.1-15.2 months). For the custirsen plus docetaxel retreatment arm, the median overall survival was 15.8 months (95% C.I.:9.9-23.3 months) for the 20 randomized patients and 12.8 months (95% C.I.:9.9-17.0 months) for the combined patient population (n=45) that included 25 additional patients with high serum clusterin levels at enrollment beyond the 20 randomized patients.

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

Summary of Results of Phase 2 Clinical Trial in Patients with NSCLC Receiving Custirsen and Gemcitabine/Platinum as First-Line Chemotherapy

Data from a phase 2 clinical study of custirsen in patients with advanced NSCLC was published in the January 2012 issue of Journal of Thoracic Oncology, or JTO. This study evaluated custirsen in combination with gemcitabine and a platinum chemotherapy (cisplatin or carboplatin) as first-line chemotherapy in 81 patients with advanced NSCLC. Eighty-one percent of the patients had stage IV disease at enrollment, and 16% had squamous cell carcinoma.

Data from the clinical trial are summarized as follows:

•	the median overall survival was 14.1 months;
•	54% of patients survived at least one year;
•	30% of patients survived at least two years;
•	disease control was achieved in 69% of patients; and
•

analyses showed that treatment with custirsen in combination with gemcitabine and a platinum chemotherapy significantly lowered serum clusterin levels as compared to baseline levels, and that average serum clusterin levels during treatment were predictive of survival, with low serum clusterin levels correlating to longer survival.

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

Data from the clinical trial are summarized as follows:

•	durable pain palliation of ≥12 weeks duration was achieved in 3/14 subjects: n=1/7 (14%, taxane + placebo arm) and n=2/7 (29%, taxane + custirsen arm);
•	custirsen was generally well tolerated when administered in combination with a taxane (docetaxel or cabazitaxel) and prednisone; and
•	median (95% CI) overall survival by Kaplan-Meier analyses was 7.8 months (3.2, 11.5) (taxane + placebo) and 11.8 months (9.8, 15.7) (taxane + custirsen).

Summary of Custirsen Development Program

Ongoing Phase 3 Custirsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer – survival endpoint (AFFINITY)	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy	• Passed interim futility analysis in January 2015 • Patient enrollment completed in September 2014

Advanced non-small cell lung cancer – survival endpoint (ENSPIRIT)	Docetaxel with and without custirsen (~1,100 patients); second-line chemotherapy

•   Passed first interim futility analysis in August 2014

•   Plan to modify study design and include a more rigorous second interim futility analysis (2)

•   Patient enrollment ongoing

•   Phase 3 initiated in the third quarter of 2012

Completed Custirsen Trials:

Cancer Indication	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer (SYNERGY)	Docetaxel with and without custirsen (1,022 patients); first-line chemotherapy	• Completed; top-line data reported in April 2014; additional analyses to be reported

Metastatic castrate resistant prostate cancer (SATURN)	Taxane chemotherapy (docetaxel retreatment or cabazitaxel) with and without custirsen; second-line chemotherapy

•   Results presented at the ASCO GU Symposium in January 2014

•   14 patients enrolled in phase 3

•   Phase 3 discontinued: Restrictive protocol-specified criteria of stable baseline pain and consistent analgesic use prevented the ability to complete trial enrollment.

Metastatic castrate resistant prostate cancer	Docetaxel with and without custirsen; first-line chemotherapy	• Data published in JCO, September 2010 • Phase 2 completed

Metastatic castrate resistant prostate cancer	Docetaxel or mitoxantrone with and without custirsen; second-line chemotherapy	• Data published in CCR, September 2011 • Phase 2 completed

Advanced non-small cell lung cancer	Gemcitabine and cisplatin or carboplatin with and without custirsen; first-line chemotherapy	• Data published in JTO, January 2012 • Phase 2 completed

Localized prostate cancer	Custirsen with hormone ablation therapy	• Results presented at ASCO 2008 Genitourinary Cancers Symposium • Phase 2 completed

Advanced breast cancer	Custirsen with docetaxel	• Data published in CCR, January 2009 • Phase 2 completed

Localized prostate cancer	Custirsen with hormone ablation therapy	• Data published in Journal of National Cancer Institute, September 2005 • Phase 1 completed

Solid tumors (prostate, breast, NSCLC, ovarian, renal, bladder, peritoneum)	Custirsen with docetaxel	• Data published in CCR, February 2008 • Phase 1 completed
(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel is administered in combination with prednisone.
(2)	Subject to completion of the termination agreement with Teva.

Apatorsen

Overview of Apatorsen

Apatorsen is our product candidate that is designed to inhibit production of Hsp27, a cell-survival protein expressed in many types of cancers including bladder, prostate, breast, pancreatic and non-small cell lung cancer. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and tumor immune escape mechanisms, both of which are associated with metastasis and negative clinical outcomes in patients with various tumor types.

A number of preclinical studies have shown that reducing Hsp27 production induces tumor cell death in prostate, non-small cell lung, bladder and pancreatic cancer cells. The studies also suggest that reducing Hsp27 production sensitizes prostate tumor cells to hormone ablation therapy. These preclinical studies have also shown that inhibiting the production of Hsp27 in human prostate, bladder, lung, breast, ovarian and pancreatic tumor cells sensitizes the cells to chemotherapy.

Hsp27 can also function as an immunomodulatory protein by a number of mechanism that include altering important membrane expressed proteins on monocytes and immature dendritic cells; this alteration results in tumor-associated immune cells that are not functional in identifying and killing cancer cells. The induction of anti-inflammatory cytokines by Hsp27 may also play a role in down-regulating lymphocyte activation leading to additional unresponsive immune cells.

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

Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with a first-line standard of care chemotherapy (gemcitabine and cisplatin) in the metastatic setting. Recent trial results indicated that the addition of 600mg apatorsen to gemcitabine and cisplatin showed a 14 % reduction in risk of death and a 17% reduction in progressive disease and death when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received apatorsen and had poor prognosis over various prognostic factors such as performance status.

Current Apatorsen Development Activities

Our current apatorsen development activities for bladder cancer include the following clinical trial:

•

The Borealis-2™ Trial: An investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy.  Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial is designed to have adequate power to detect a survival benefit corresponding to a hazard ratio of approximately 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect a difference in overall survival. We expect to enroll approximately 200 patients. This trial was initiated in April 2013 and is enrolling patients.

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients also continue weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they complete a minimum of 3 cycles of chemotherapy treatment. The trial is expected to randomize approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and patient enrollment was completed in February 2015.

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

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. The trial was initiated in August 2013 and patient enrollment was completed in December 2014.

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

The primary endpoints of these phase 2 trials are survival or PFS outcomes in order to direct future company-sponsored trials in defining patient populations and indications that show promising trends in survival or PFS benefits. Statistically significant differences in these trials due to the small sample sizes is unlikely. However, these trials are designed such that if the primary endpoints reach statistical significance, we believe they could be used as a supportive studies for registration.

Summary of Completed Results of Apatorsen Clinical Trials

Preliminary or final results have been presented for a phase 1 clinical trial in patients with solid tumors, a phase 1 clinical trial in patients with superficial or muscle-invasive bladder cancer, a randomized phase 2 trial in metastatic CRPC, and a randomized phase 2 in metastatic bladder cancer. The following is a summary of the preliminary or final results from these trials.

Summary of Preliminary Results of Apatorsen Randomized Phase 2 Clinical Trial in Patients with Metastatic Bladder Cancer

Borealis-1 enrolled and treated 179 patients with documented metastatic or locally inoperable transitional cell carcinoma (TCC) of the urinary tract who had not previously received chemotherapy for metastatic disease and were not candidates for potentially curative surgery or radiotherapy. Patients were randomized to receive standard chemotherapy (gemcitabine/cisplatin) in combination with apatorsen at two dose levels (600 mg and 1000 mg) or gemcitabine/cisplatin plus placebo. Patients received up to six cycles of weekly intravenous therapy. Patients received weekly apatorsen or placebo maintenance therapy until disease progression or other reason for withdrawal from protocol treatment if they had completed a minimum of four cycles of chemotherapy. The primary endpoint of the trial was overall survival. Secondary endpoints included PFS, disease response and safety assessments for the two doses of apatorsen.

In December 2014, we announced overall trial results indicated that the addition of 600mg apatorsen to standard of care chemotherapy showed a 14% reduction in risk of death (overall survival hazard ratio (HR) = 0.86) and a 17% reduction in progressive disease and death (PFS HR = 0.83) when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received 600mg apatorsen and had poor prognosis over various prognostic factors such as performance status. Over one-third of the patients in the trial had lower performance status, as defined by a Karnofsky score of 80% or less. These patients derived the greatest benefit from 600mg apatorsen in combination with chemotherapy, resulting in a 50% reduction in risk of death (overall survival HR = 0.50) compared to chemotherapy alone. Less benefit was observed in the 1000mg apatorsen arm due to increased adverse events leading to a higher rate of discontinuation of both apatorsen and chemotherapy. Apatorsen 600mg was well tolerated in combination with chemotherapy. We believe these results provide future direction for defining the patient population for a subsequent phase 3 trials.

Summary of Preliminary results of Apatorsen Randomized Phase 2 Clinical Trial in Patients with CRPC

This randomized, controlled phase 2 trial completed enrollment of 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. The trial was designed to determine the potential benefit of apatorsen by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without apatorsen. Preliminary study results presented at ESMO in September 2012 showed a higher number of patients without disease progression at 12 weeks and greater declines in PSA and CTCs in patients receiving apatorsen plus prednisone treatment compared to those receiving prednisone alone.

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

Summary of Preliminary Results of Apatorsen Phase 1 Clinical Trial in Patients with Superficial Bladder Cancer

This investigator-sponsored phase 1 trial was designed to determine the effects of apatorsen on Hsp27 expression and tumor response rates when administered into the bladder using intravesical instillation. In addition, the trial measured the direct effect of delivering apatorsen by intravesical instillation on expression of Hsp27 in bladder tumor cells. This clinical trial is being primarily funded by the National Cancer Institute of Canada.

Preliminary results from this trial were presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012 and demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with apatorsen. In the apatorsen treated patients who experienced a complete response, the absence of residual disease made it difficult to fully assess the effect of apatorsen on Hsp27 expression. Therefore, the analysis was based mainly on the remaining patients who had evaluable tumor tissue. Patient enrollment has been completed with 8 of 21 patients (38%) having complete responses with no pathologic evidence of disease.

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

In approximately 35% of patients, serum Hsp27 protein levels were decreased by 30% or greater over a time period of at least six weeks.

Summary of Apatorsen Development Program

Ongoing Apatorsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic bladder cancer (Borealis-2)	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Patient enrollment ongoing • Phase 2 initiated in April 2013

Advanced Non-Squamous NSCLC (Spruce)	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Patient enrollment completed in February 2015

Advanced squamous NSCLC (Cedar)	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Patient enrollment ongoing • Phase 2 initiated in July 2014

Metastatic pancreatic cancer (Rainier)	Abraxane and gemcitabine with and without apatorsen (~ 130 patients)	• Patient enrollment completed December 2014

Castrate resistant prostate cancer (Pacific)	Zytiga (abiraterone acetate) with and without apatorsen (~80 patients)	• Patient enrollment ongoing • Phase 2 initiated in December 2012

Completed Apatorsen Trials:

Cancer Indication	Treatment Combination	Status
Metastatic bladder cancer (Borealis-1)	Gemcitabine and cisplatin with and without apatorsen (~ 180 patients); first-line chemotherapy	• Completed; top-line data reported in December 2014; additional analyses to be reported

Solid tumors	Apatorsen with and without chemotherapy	• Final data presented at 2010 ASCO annual meeting, manuscript in preparation • Phase 1 completed

Superficial and muscle invasive bladder Cancer (BL-01)	Apatorsen as monotherapy (24 patients)	• Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium, manuscript in preparation • Phase 1 completed

Castrate resistant prostate cancer (PR-01)	Prednisone with and without apatorsen (74 patients)	• Preliminary data presented at 2012 ESMO Annual Meeting, manuscript in preparation • Phase 2 completed

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

We have identified the lead compound and completed numerous preclinical proof of concept studies with OGX-225, which suggest that OGX-225 may delay disease progression in prostate and breast cancer model systems. We have begun development activities for OGX-225 and have completed IND enabling toxicology studies.

Summary of OGX-225 Development Program

OGX-225 Preclinical Studies:

Cancer Indication	Treatment Combination	Status
Solid tumors	OGX-225 with and without chemotherapy	• Toxicology studies for initial IND completed • Preclinical proof-of-concept studies completed

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

OVERVIEW OF MARKET AND TREATMENT

In North America, cancer has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimates that approximately 1,658,370 new cancer cases are expected to be diagnosed in 2015. Cancer is the second most common cause of death in the United States, accounting for nearly 1 of every 4 deaths. Approximately 600,000 Americans are expected to die of cancer in 2015.

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

OUR STRATEGY

Our objective is to develop and commercialize new cancer therapies that address resistance to therapies in cancer patients. Key elements of our strategy include:

•	gaining market approval for custirsen by conducting registration trials that demonstrate efficacy and safety, in both prostate and lung cancer;
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

Under the collaboration agreement, Teva made upfront payments to us in the aggregate amount of $50 million, and will make payments of up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of Licensed Products. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2014. We have fulfilled our obligation of funding $30 million towards the development of custirsen, which included our personnel costs for certain development activities. Teva is funding all other expenses under the collaboration agreement including the SYNERGY, AFFINITY and ENSPIRIT trials being conducted under the amended clinical development plan we developed with Teva.

Under the collaboration agreement, Teva is responsible for conducting any other trials and development work necessary to obtain required regulatory approvals. We may assume some of these activities if assigned by the joint steering committee. Teva is also responsible for all such costs. The joint steering committee will oversee the development and regulatory approval of any Licensed Product. We may terminate our participation in the joint steering committee at any time.

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

The collaboration agreement, unless terminated earlier as described below, will remain in effect, on a country-by-country basis, until the expiration of Teva’s obligation to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). Commencing after the completion of all three phase 3 clinical trials set forth in the clinical development plan, or upon early termination due to a material adverse change in our patent rights related to custirsen or safety issues or “futility,” as defined in the collaboration agreement, Teva may terminate the collaboration agreement in its sole discretion upon three months’ advance notice if notice is given prior to regulatory approval of a Licensed Product, and upon six months’ advance notice if notice is given after such regulatory approval. If Teva terminates the collaboration agreement for any reason other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying any remaining costs of all three phase 3 clinical trials, except for specified company development expenses. Either party may terminate the collaboration agreement for an uncured material breach by the other party or upon the bankruptcy of either party. If the collaboration agreement is terminated other than for an uncured material breach by Teva, we will pay Teva a royalty on sales of Licensed Products. The percentage rates of such royalties (which are in the single digits) depend on whether termination occurs prior to the first regulatory approval in the United States or a primary European market or after one of these approvals. These royalties would expire on a country-by-country basis on the earlier of 10 years after the first commercial sale of a Licensed Product and certain thresholds related to generic competition.

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

In December 2014, we and Teva entered into an agreement pursuant to which we agreed to negotiate the termination of our collaboration agreement. These negotiations are ongoing, and we cannot provide assurance as to when, if at all, the collaboration agreement will be terminated.  If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

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

In addition, we are required to pay Isis 20% of all Non-Royalty Revenue we receive. Isis has disclosed in its Securities and Exchange Commission, or SEC, filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of our collaboration agreement with Teva; however, we believe that certain of the milestone payments related to sales targets may qualify as Royalty Revenue, and therefore be subject to the lesser payment obligations discussed above. We cannot provide any assurance that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We paid Isis $10 million in January 2010 as Isis’ share of Non-Royalty Revenue received by us in December 2009 in connection with our collaboration agreement with Teva. We did not make any further payments to Isis in 2014 under the terms of the agreement with Isis.

Neither we nor Isis can pursue the development or commercialization of any antisense compound for clusterin outside of the agreement with Isis. This arrangement will continue until custirsen is no longer being developed or commercialized or until the agreement with Isis is earlier terminated due to an uncured material breach.

To facilitate the execution and performance of the collaboration agreement with Teva, we and Isis agreed to further amend our agreement, which amendment provided that, among other things, if we are the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under our agreement with Isis. Any non-royalty milestone amounts previously paid will be credited towards the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Isis in relation to the collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million. As we have licensed the product to Teva and established a royalty rate payable to Isis, no royalty rate adjustments would apply if Teva acquires us and is the surviving entity.

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

Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Isis contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. It is also obligated to pay to Isis certain milestone payments, as well as certain low to mid single-digit royalties on net sales for apatorsen, with the amount of royalties depending on whether third-party royalty payments are owed. We paid Isis USD$0.8 million in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2014 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2015.

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

University of British Columbia

Custirsen

Efforts conducted at the Vancouver Prostate Centre are owned and managed by the University of British Columbia, or UBC. Under a license agreement entered into in November 2001, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate custirsen. In connection with entering into the license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 shares of our common stock. OncoGenex Technologies agreed to pay UBC low single digit royalties on milestones and the revenue from sales of custirsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC CAD$0.3 million as a result of upfront payments we received from Teva in December 2009 in connection with the collaboration agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty or milestone payments to UBC under the terms of the agreement in 2014.

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

Apatorsen

Under a license agreement entered into in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology, combined with Isis’ second-generation antisense chemistry, is our product candidate apatorsen. In connection with entering into the license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 shares of our common stock. OncoGenex Technologies also agreed to pay UBC low single digit royalties on the revenue from sales of apatorsen, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell apatorsen. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. We paid UBC CAD$0.1 million in 2010 in relation to the initiation of a phase 2 trial of apatorsen in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty payments to UBC under the terms of the agreement in 2014 and do not anticipate making any such payments to UBC in 2015.

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

OGX-225

Pursuant to the terms of our third-party license agreement relating to OGX-225, we will owe payments upon the completion of product development milestones, as well as low to mid single digit royalties on product sales. We did not make any milestone or royalty payments to third parties under the terms of the agreement in 2014 and do not anticipate making any such payments during 2015.

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

Milestone Obligations to Third Parties	Amount Payable
Custirsen	21% of non-royalty revenue
Apatorsen	Up to $4,923,000 (1)(2)(3)
OGX-225	Up to $4,262,000 (2)(3)
(1)	Additional milestone payments may be required for product approvals outside the field of oncology.
(2)	Payable in connection with initiating certain clinical trials and obtaining certain market approvals.
(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2014 exchange rate of US$1.00 = CAD$1.1601 and rounded to the nearest $1,000.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 2014, 2013 and 2012, our expenditures for research and development activities were $46.2 million, $55.3 million and $39.9 million, respectively. Such research and development expenses primarily related to the advancement of our product candidates custirsen and apatorsen.

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

We direct patent prosecution, and are responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights for intellectual property under license from UBC covering custirsen, apatorsen and OGX-225. We file patent applications for this intellectual property in the United States, Canada, Europe (through the European Patent Office), Japan and other jurisdictions.

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

Trademarks

We own several trademarks registered in the United States, namely word marks ONCOGENEX™, ORCA™, Spruce™, and Rainier™, and design marks ORCA, Cedar, Pacific, Borealis-1, Borealis-2, and the helical totem element that accompanies the clinical trial trademarked identifiers. In Canada, we have corresponding trademark registrations for all but RAINIER™, which is pending, and the Cedar design. We have received notice from Cedars-Sinai that it has petitioned to cancel our trademark for the Cedar design in the United States, and may oppose the trademark in Canada. We are in contact with Cedars-Sinai through its attorneys to arrange an amicable solution.

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

EMPLOYEES

As of December 31, 2014, we had a total of 35 employees, of whom 20 were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 15 were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications. None of our 35 employees are employed on a part-time basis.

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

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2014, 2013 and 2012 and our total assets as of December 31, 2014 and 2013, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 19820 North Creek Parkway, Bothell Washington 98011, and our telephone number is (425) 686-1500.

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

Risks Related to Our Business

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have never had any products available for commercial sale and we may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the foreseeable future. Our revenue to date has been collaboration revenue under the collaboration agreement with Teva, which we are currently negotiating with Teva to terminate. If the collaboration agreement is terminated, we expect that Teva would no longer be responsible for custirsen-related expenses, and we would not receive additional amounts from Teva other than any amounts we receive in connection with the termination of the collaboration agreement. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If we are unable to successfully negotiate the termination of our collaboration agreement with Teva, our currently planned operations may be significantly harmed.

In December 2014, we and Teva entered into an agreement pursuant to which the parties agreed to cooperate in good faith to negotiate and execute a final termination agreement providing, among other things, for the termination of the parties’ collaboration agreement. These negotiations are ongoing, and we cannot provide assurance regarding if or when the collaboration agreement will be terminated, or regarding the full terms under which control of the development of custirsen, including ongoing clinical trials, will be transferred to us. If we are unable to successfully negotiate the termination of our collaboration agreement with Teva, we may not regain control of the development of custirsen and we may be unable to advance the development of our product candidates, particularly custirsen, at all or on desirable terms. The failure of our negotiations with Teva might also result in costly and time-consuming litigation.  Any of the above would have a material adverse effect on our business.

If our collaboration agreement with Teva is terminated, it would result in us being required to take over responsibility for conducting the ongoing custirsen trials, and further development of custirsen would require significant resources from us or another collaborator.

If our collaboration agreement with Teva is terminated, we expect to take over responsibility for all custirsen-related expenses, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. Teva would transition the costs and responsibilities associated with conducting the ongoing custirsen clinical trials to us, and would assign to us certain third-party contracts or relationships related to the ENSPIRIT trial. Some of those third parties may not agree to assignment of the contracts or relationships to us on the same terms they had with Teva, or at all. A transition of clinical development activities may also result in delays or discontinuation of one or more of the custirsen clinical trials, diversion of management’s attention, and potential reduction in resources for our other clinical trials.

Additionally, further development of custirsen will require significant resources from us or a collaborator. If our collaboration agreement with Teva is terminated, except for payments required under the final termination agreement, we would not receive any future cash advancements or reimbursements from Teva for costs incurred in connection with the clinical development of custirsen, and we would be required to fund all future development and commercialization ourselves if we were unable to find another collaborator. We will need additional capital or a new collaboration partner to fund the remaining portion of our custirsen development plans. There are no assurances that we will have access to additional capital or will find a new collaboration partner, or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the custirsen development activities or an inability to complete the activities, including one or both of the ongoing phase 3 clinical trials, due to lack of resources. If we discontinue the development of custirsen, or any ongoing clinical trials, we would not receive any future return on our investment from that product candidate.

Unless otherwise terminated, we depend on our collaborative relationship with Teva to further develop and commercialize custirsen, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize custirsen, which would have a material adverse effect on our business.

We depend on Teva to collaborate with us to develop and globally commercialize custirsen. Furthermore, under the collaboration agreement, we and Teva must agree on any changes to the Clinical Development Plan for custirsen. As a result of our dependence on Teva, the eventual success or commercial viability of custirsen is largely beyond our control. The financial returns to us, if any, under the collaboration agreement depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the collaboration agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	adverse decisions by Teva or the Joint Steering Committee regarding the development and commercialization of custirsen;
•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy or commercialization plan;
•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;
•	our limited control over clinical trials of custirsen;
•	changes in key management personnel at Teva, including in members of the Joint Steering Committee; and
•	possible disagreements with Teva regarding the collaboration agreement, including sharing of costs or reimbursements of expenses to us from Teva for clinical trials or ownership of proprietary rights.

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

In order to market custirsen, we must, among other things, complete ongoing clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. In April 2014, we announced that top-line survival results from our phase 3 SYNERGY trial indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. We may decide not to continue to advance the development and commercialization of custirsen, which would harm or prevent the commercialization of this product candidate. The failure to further develop and eventually commercialize custirsen could have a material adverse effect on our business and financial condition.

In the second half of 2012, we initiated the AFFINITY trial, in combination with cabazitaxel as second-line chemotherapy in patients with CRPC and initiated an additional registration trial in patients with NSCLC, referred to as the ENSPIRIT trial.

Apatorsen has been evaluated in humans, although we have limited safety and efficacy data in humans. Completing the additional chronic toxicity studies and clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen.

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

To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. In particular, if our collaboration agreement with Teva is not terminated, we will have limited control over the two custirsen Phase 3 trials over which Teva has primary oversight. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is not available on commercially reasonable terms.

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the collaboration agreement with Teva. We are currently negotiating with Teva to terminate our collaboration agreement. If such negotiations result in termination, we would not receive any future payments from Teva beyond the payments received in connection with such termination. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into the third quarter of 2016. If, however, the ENSPIRIT study continues beyond the second interim futility analysis, patients live longer as a result of new or investigational therapies, the trials proceed slower than expected or are initiated later than expected, we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	the outcome of negotiations with Teva to terminate our collaboration agreement;
•	the scope and results of our clinical trials and preclinical studies;

•	whether we experience delays in our clinical and preclinical development programs, or slower-than-anticipated product development or rate of events;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our product candidates on terms that are acceptable to us;
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

We may seek to partner with third-party collaborators with respect to the development of our product candidates, and we cannot control whether we will be able to do so on favorable terms, if at all.

Our business strategy relies in part on potentially partnering successful product candidates with larger companies to complement our internal development and commercialization efforts. We will be competing with many other companies as we seek partners for our product candidates and may not be able to compete successfully against those companies. If we are not able to enter into collaboration arrangements for our product candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business could be materially and adversely affected, and we may be forced to discontinue clinical development of these product candidates.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenue from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	we or Teva may elect to terminate the ongoing clinical trials and cease development of custirsen;
•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	a product may become less competitive and product sales may decrease; and
•	our reputation may suffer.

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

•	failure of Teva to fulfill its obligation to develop custirsen;
•

delay or failure to obtain required future additional funding, when needed, through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	lack of efficacy evidenced during clinical trials;
•	inadequate evidence of clinical benefit or futility;
•	slower than expected rates of patient recruitment, enrollment and final analysis;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or FDA;
•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials; and
•	delay or failure to obtain sufficient manufacturing supply of custirsen or apatorsen.

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
•

delay or failure to obtain the FDA’s or non-U.S. regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment of those trials;

•

delay or failure to obtain sufficient supplies, including comparator drug, for our clinical trials; delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for preclinical studies and clinical trials. All active pharmaceutical ingredients, or API, and drug product for custirsen and apatorsen have been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for custirsen, if our collaboration agreement with Teva is terminated and we have not partnered with other third-party collaborators, and for our other existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, John Bencich and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Mr. Bencich and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

We and our collaborators intend to apply for additional patents covering both our technologies and product candidates, as we deem appropriate. We or our collaborators may, however, fail to apply for patents on important technologies or product candidates in a timely fashion, if at all. Our existing patents and any future patents we or our collaborators obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we do not always control the patent prosecution of subject matter that we license from others. Accordingly, we are sometimes unable to exercise a significant degree of control over such intellectual property as we would over our own.

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

We and our collaborators also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We and our collaborators may not be able to protect our intellectual property rights throughout the world.

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

We may become involved in disputes with past or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant effect on our business.

Inventions discovered under research, material transfer or other such collaborative agreements may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities and proceeds from the collaboration agreement with Teva. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. Additionally, for so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to our shelf registration statement on Form S-3 will be limited. We may be limited by the amount of authorized capital currently available to us and cannot be assured that an increase in our authorized capital will occur. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

Pursuant to our at-the-market equity offering program, we may sell shares of our common stock from time to time through MLV & Co. LLC, or MLV, as our sales agent. As of December 31, 2014, we had offered and sold 809,214 shares of our common stock pursuant to our “at the market” equity offering program, resulting in net proceeds to us of approximately $2.9 million. Shares of our common stock having a value of approximately $22.0 million remain available for sale under this program. When we access the at-the-market equity offering program, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of our Sales Agreement with MLV, they may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. The sale of additional shares of our common stock pursuant to our Sales Agreement with MLV will have a dilutive impact on our existing stockholders. Sales by us through MLV could cause the market price of our common stock to decline significantly. Sales of our common stock under the Sales Agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the Sales Agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and downward pressure on the price for any approved product, and could seriously harm our prospects. In addition, the Medicare and Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenue and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including custirsen, or apatorsen may change at any time, which could further limit or eliminate reimbursement rates for custirsen, apatorsen or other product candidates.

Failure to obtain regulatory approval outside of the United States and Canada would prevent us from marketing our product candidates abroad.

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

We have business offices located in Bothell, Washington and Vancouver, British Columbia. Prior to the Arrangement, Sonus entered into a non-cancellable lease agreement for laboratory and office space in Bothell, Washington, and moved into this facility on December 14, 2007. The lease covers approximately 42,600 square feet of laboratory and office space in a single facility, with an annual rent of approximately $2.3 million, and had a 10-year term with two five-year renewal options. On February 11, 2015, we entered into an agreement with the landlord to terminate the lease with an effective termination date of March 1, 2015. The terms of the agreement require us to pay a termination fee of $2,000,000 no later than the termination date and a contingent termination fee of $1,250,000 no later than 30 days after the date that the contingent terms of payment are met.

On February 11, 2015, we entered into a lease agreement for office space in Bothell, Washington, which commences on February 15, 2015, and has a three-year term with one three-year renewal option. Pursuant to this lease, we rent approximately 11,526 square feet of office space with an option to rent an additional 8,054 square feet before August 1, 2015. The annual rent is approximately $0.2 million.

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $0.1 million, which lease expires in September 2015.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2015, there were approximately 95 stockholders of record and there were approximately 8,391 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2013:

First quarter	$13.75	$11.30
Second quarter	11.38	9.12
Third quarter	10.24	8.35
Fourth quarter	9.31	6.55

YEAR ENDED DECEMBER 31, 2014:

First quarter	$14.25	$8.30
Second quarter	12.09	3.26
Third quarter	3.84	2.63
Fourth quarter	2.67	1.98

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2014 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

OncoGenex Pharmaceuticals, Inc.	100.00	75.36	52.69	58.89	37.43	10.28
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Pharmaceutical	100.00	104.24	117.69	161.80	271.53	349.75
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2014, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of loss data for the year ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

The historical results presented are not necessarily indicative of future results.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands except share and per share amounts)
Statements of Loss Data:
Collaboration revenue	$27,116	$29,882	$20,095	$5,496	$13,616
Total expenses	$53,332	$65,209	$46,082	$27,783	$28,361
Net loss	$(26,240)	$(31,849)	$(21,098)	$(14,673)	$(12,584)
Basic and diluted loss per common share	$(1.45)	$(2.17)	$(1.56)	$(1.51)	$(1.79)
Shares used in calculation of net loss per share
Basic and diluted	18,098,799	14,683,389	13,522,723	9,729,340	7,030,903

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,057	$39,222	$75,383	$64,927	$85,107
Total assets	$56,291	$55,689	$82,016	$68,015	$89,918
Current liabilities	$22,218	$14,934	$11,556	$30,786	$27,476
Total liabilities	$22,232	$18,478	$15,809	$37,125	$45,793
Additional paid-in capital	$191,373	$168,242	$165,395	$108,986	$107,579
Accumulated deficit	$(159,958)	$(133,689)	$(101,840)	$(80,742)	$(66,069)
Stockholders’ equity	$34,059	$37,211	$66,207	$30,890	$44,125

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K . We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of clinical trial;
•	anticipated regulatory filings, requirements and future clinical trials;
•	timing and amount of future contractual payments, product revenue and operating expenses;
•	market acceptance of our products and the estimated potential size of these markets; and
•	our anticipated future capital requirements and the terms of any capital financing agreements.

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

Overview

We are an emerging leader in next generation cancer therapeutics. Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. We have developed a pipeline of late-stage product candidates that are designed to block the production of specific proteins that promote treatment resistance in cancer. OncoGenex’ first-in-class, innovative therapies have the potential to redefine treatment outcomes in a variety of cancers. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets being evaluated in two phase 3 studies and five phase 2 studies.

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

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207. Subsequent exploratory analyses showed improved overall survival for those men who had poor prognostic scores across several risk factors and received custirsen. Based on these findings and upon completion of the agreement with Teva to terminate our collaboration agreement, we may prospectively evaluate patients with poor prognostic factors within the ongoing phase 3 AFFINITY trial in metastatic CRPC and the phase 3 trial in non-small cell lung cancer, or NSCLC. The adverse events observed were similar to custirsen's known adverse event profile.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We initiated this phase 3 clinical trial in August 2012 and completed enrollment of approximately 630 patients in September 2014. The trial is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75. A single interim futility analysis was completed in January 2015; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. The original design was to enroll 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80. This trial was initiated in September 2012. Two formal interim futility analyses are planned, which would result in early termination of the trial if there is inadequate evidence of clinical benefit or futility. The first interim futility analysis was completed in August 2014; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee. The second interim futility analysis is based on OS futility only. The trial will not be stopped early in order to claim efficacy. Upon completion of the agreement with Teva to terminate our collaboration agreement, we intend to modify the study design and the statistical analysis plan for the ENSPIRIT trial to allow for a smaller trial size and to include a more rigorous second interim futility analysis that will occur earlier. The goal of this amendment is to provide a better assessment of more clinically relevant survival benefit when adding custirsen to second-line docetaxel or whether to terminate the trial early for survival futility. The second interim futility analysis is planned by mid-2015, subject to these modifications.

Custirsen has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for second-line treatment of metastatic CRPC when combined with cabazitaxel and prednisone and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We and collaborating investigators have conducted one phase 3 clinical trial and five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these trials. Data from these trials demonstrate the potential benefit of adding custirsen, a second generation antisense molecule, to existing cancer therapies. Refer to the discussions in Part I, Item 1 under the headings “Our Product Candidates—Custirsen— Current Custirsen Development Activities” and “Our Product Candidates—Custirsen —Summary of Results of Custirsen Clinical Trials” for further details.

Product Candidate Apatorsen

Apatorsen is our product candidate designed to inhibit production of Hsp27, a cell-survival protein expressed in many types of cancers including bladder, non-small cell lung, pancreatic, prostate and breast cancers. Hsp27 expression is stress-induced, including by many anti-cancer therapies. Overexpression of Hsp27 is thought to be an important factor leading to the development of treatment resistance and is associated with metastasis and negative clinical outcomes in patients with various tumor types.

Hsp27 can also function as an immunomodulatory protein by a number of mechanism that include altering important membrane expressed proteins on monocytes and immature dendritic cells; this alteration results in tumor-associated immune cells that are not functional in identifying and killing cancer cells. The induction of anti-inflammatory cytokines by Hsp27 may also play a role in down-regulating lymphocyte activation leading to additional unresponsive immune cells.

In 2013, we initiated the ORCA program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval.

Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with a first-line standard of care chemotherapy (gemcitabine and cisplatin) in the metastatic setting. Recent trial results indicated that the addition of 600mg apatorsen to gemcitabine and cisplatin showed a 14 % reduction in risk of death and a 17% reduction in progressive disease and death when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received apatorsen and had poor prognosis over various prognostic factors such as performance status.

Our current apatorsen development activities for bladder cancer include the following clinical trial:

•

The Borealis-2™ Trial: An investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy.  Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial is designed to have adequate power to detect a survival benefit corresponding to a hazard ratio of approximately 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect a difference in overall survival. We expect to enroll approximately 200 patients. This trial was initiated in April 2013 and is enrolling patients.

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients also continue weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they complete a minimum of 3 cycles of chemotherapy treatment. The trial is expected to randomize approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and patient enrollment was completed in February 2015.

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

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. The trial was initiated in August 2013 and patient enrollment was completed in December 2014.

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

The primary endpoints of these phase 2 trials are survival or PFS outcomes in order to direct future company-sponsored trials in defining patient populations and indications that show promising trends in survival or PFS benefits. Statistically significant differences in these trials due to the small sample sizes is unlikely. However, these trials are designed such that if the primary endpoints reach statistical significance, we believe they could be used as a supportive studies for registration.

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

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have begun development activities for OGX-225 and have completed IND enabling toxicology studies.

Collaboration Revenue

Revenue recognized to date is attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to a collaboration agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the clinical development plan. Our policy is to account for these reimbursements as collaboration revenue.

In December 2014, we and Teva entered into an agreement pursuant to which we agreed to negotiate the termination of our collaboration agreement. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

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

Under the collaboration agreement with Teva, we had spent the required $30 million in development costs related to custirsen. Teva is required to fund all additional expenses under our clinical development plan. If the collaboration agreement is terminated, we expect to take responsibility for all future development costs.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at December 31, 2014:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the twelve months ended December 31, 2014 or 2013.

We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrant.

Results of Operations

Years Ended December 31, 2014, 2013 and 2012

Revenue

Revenue for the year ended December 31, 2014 decreased to $27.1 million, from $29.9 million for the year ended December 31, 2013 and increased from $20.1 million for the year ended December 31, 2012. Revenue in all years was earned through our strategic collaboration with Teva. The decrease in 2014 as compared with 2013 was due primarily to higher revenue earned from reimbursable purchases of combination drugs used in the AFFINITY trial during 2013. The increase in 2013 as compared to 2012 was due to an increase in revenue earned through our strategic collaboration with Teva as a result of the clinical development activities associated with the AFFINITY trial. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

Research and Development Expenses

R&D expenses for the year ended December 31, 2014 decreased to $46.2 million, from $55.3 million for the year ended December 31, 2013 and increased from $39.9 million for the year ended December 31, 2012. The decrease in 2014 as compared to 2013 was due primarily to lower clinical trial costs for Borealis-1 as a result of patients coming off treatment and fewer combination drug purchases for the AFFINITY trial in 2014. The increase in 2013 as compared to 2012 was due primarily to higher clinical study expenses associated with the AFFINITY trial, and increased employee expenses, including stock-based compensation expense. These increases were partially offset by lower clinical trial costs for Borealis-1 as a result of patients coming off treatment.

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year ended
	December 31,
	2014	2013	2012
Clinical development programs:
Custirsen	$26,015	$28,199	$18,163
Apatorsen	$9,753	$16,260	$12,971
Other research and development	$10,456	$10,858	$8,814
Total research and development expenses	$46,224	$55,317	$39,948

General and Administrative Expenses

G&A expenses for the years ended December 31, 2014, 2013 and 2012 were $10.6 million, $9.9 million and $7.8 million, respectively. The increase in 2014 compared to 2013 was primarily due to higher consulting fees. The increase in 2013 as compared to 2012 was predominantly due to higher infrastructure costs and consulting fees.

Restructuring Gain

Restructuring gain for the years ended December 31, 2014, 2013 and 2012 was $0.3 million, zero and $1.7 million, respectively. We entered into a lease termination agreement with BMR-217TH Place LLC, or BMR, in February 2015 in relation to the Bothell facility. The termination of the lease resulted in a $3.5 million restructuring gain recorded in the fourth quarter of 2014, this was partially offset by $3.2 million in termination fee recognized in the same period. In December 2012, we decided to expand our occupancy of the Bothell facility and revised our assumptions used to estimate the value of the excess lease facility liability. This change in estimate resulted in a decrease in the value of our excess lease liability and a $1.7 million restructuring gain recorded in the fourth quarter of 2012 to reflect this change in estimate.

Revaluation of Warrants

We recorded gains of $3.7 million, $3.2 million and $4.5 million on the revaluation of our outstanding warrants for the years ended December 31, 2014, 2013 and 2012, respectively, which is included on our consolidated statement of loss as a gain on warrants. We revalue the warrants at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $160.0 million through December 31, 2014, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of December 31, 2014, our cash, cash equivalents, and short-term investments increased to $47.1 million from $39.2 million as of December 31, 2013, primarily as a result of proceeds received from the underwritten registered direct offering completed in July 2014 and from the sale of common stock through our “at the market” equity offering program.

On June 2013, we entered into a Sales Agreement with MLV & Co. LLC, pursuant to which we may sell shares of our common stock through an “at the market” equity offering program. During the year ended December 31, 2014, we sold an aggregate of 809,214 shares of common stock for net proceeds of $2.9 million.

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

Upon completion of the agreement with Teva to terminate our collaboration agreement, on the terms previously disclosed, we expect that we would receive a payment of approximately $27.0 million, subject to certain adjustments. We believe that the payment from Teva, together with our current cash and cash equivalents, would be sufficient to complete the milestones listed above as well as a modified second futility analysis of the ENSPIRIT trial. Additional capital will be required to fund completion of ENSPIRIT beyond the second futility analysis

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations into the third quarter of 2016. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Operating Activities

For the year ended December 31, 2014, 2013 and 2012 cash used in operating activities was $17.3 million, $35.9 million and $43.5 million, respectively. The decrease in cash used in operations in 2014 as compared to 2013 and 2012 is primarily attributable to an increase in cash reimbursements from Teva in 2014 as a result of us fulfilling our obligation of funding $30 million towards the development of custirsen, and the timing of payments for our clinical development activities.

Financing Activities

For the year ended December 31, 2014, 2013 and 2012 net cash provided by financing activities was $25.2 million, $10,000 and $54.2 million, respectively. Net cash provided by financing activities for the year ended December 31, 2014 was the result of proceeds from the underwritten registered direct offering completed in July 2014, the sale of shares of common stock through our “at the market” equity offering program and the exercise of stock options. Net cash provided by financing activities in for the year ended December 31, 2013 was the result of proceeds from the exercise of stock options. Net cash provided by financing activities in the year ended December 31, 2012 was primarily attributable to the net proceeds we received from the public offering of our common stock in March 2012.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2014 and 2013 was $5.4 million and $32.4 million, respectively. Net cash used in investing activities in the year ended December 31, 2012 was $21.2 million Net cash used in and provided by investing activities in all years was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations into the third quarter of 2016, which may include:

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

•

announcing Spruce trial results, an investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC;

•

continued enrollment in the Cedar trial, an investigator-sponsored, randomized phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC;

•

announcing Rainier trial results, an investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer; and

•

continuing enrollment in the Pacific trial, an investigator-sponsored randomized phase 2 trial evaluating apatorsen treatment in combination with Zytiga in patients with prostate cancer, with preliminary results expected in 2015.

Upon completion of the agreement with Teva to terminate our collaboration agreement, on the terms previously disclosed, we expect that we would receive a payment of approximately $27.0 million, subject to certain adjustments. We believe that the payment from Teva, together with our current cash and cash equivalents, would be sufficient to complete the milestones listed above as well as a modified second futility analysis of the ENSPIRIT trial. Additional capital will be required to fund completion of ENSPIRIT beyond the second futility analysis

Results from the additional custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we were to continue ENSPIRIT beyond the second futility analysis, conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225, if the clinical trials cost more than we anticipate, or if custirsen is successful in a phase 3 trial with no partnership, we would require additional funding to support such operations. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt, including the sale of common stock pursuant to an at-the market offering. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	our ongoing level of focus and efforts to develop custirsen and apatorsen;
•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt, or through sale of certain of our royalty rights;

•	timing, costs and results of clinical trials, preclinical development and regulatory approvals;
•	success of custirsen, apatorsen and our other product candidates;
•	timing, costs and results of drug discovery and R&D; and
•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	1 year	2-3 years	4-5 years
Bothell office operating lease (1)	$386	$386	$—	$—
Bothell office operating lease (2)	683	144	459	80
Vancouver office operating lease (3)	73	73	—	—
UBC license maintenance fees (4)	35	7	14	14
Leased equipment	22	10	12	—
Total	$1,199	$620	$485	$94
(1)	This operating lease was terminated effective March 1, 2015.
(2)	This lease is effective March 1, 2015.
(3)	This operating lease expires in 2015.
(4)

We are obligated to pay an annual license maintenance fee of CAD$8,000 to UBC, which has been converted to US dollars based on the December 31, 2014 exchange rate of US$1.00 = CAD$1.1601, and rounded to the nearest $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2014.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2014	2013
Total Assets	$56,291	$55,689
Total Liabilities	22,232	18,478
Total Equity	34,059	37,211

The increase in assets at December 31, 2014 compared with December 31, 2013 was primarily due to increased cash, cash equivalents and marketable securities resulting from the underwritten registered direct offering completed in July 2014 and the sale of shares of common stock through our “at the market” equity offering program. The increase in liabilities at December 31, 2014 compared with December 31, 2013 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

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

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities, accrued compensation and lease termination liability are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to the collaboration agreement with Teva, as well as cash reimbursements from Teva for costs incurred by us under the clinical development plan. In December 2014, we and Teva entered into an agreement pursuant to which we agreed to negotiate the termination of our collaboration agreement. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

Under the collaboration agreement, we and Teva shared certain custirsen-related development costs. We have spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva is funding all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. If the collaboration agreement is terminated, we expect to take responsibility for all future development costs. On a quarterly basis Teva reimbursed all development expenses incurred in accordance with our clinical development plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva see also Note 4.

The collaboration agreement contained multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

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

Reclassifications

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities other and accrued clinical liabilities were reclassified and shown separately on the face of the consolidated balance sheet rather than combined together as accrued liabilities, as in the prior year.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.3 million in the fair value of our investments as of December 31, 2014.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $0.3 million for the year ended December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OncoGenex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 26, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 26, 2015	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OncoGenex Pharmaceuticals, Inc.

We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). OncoGenex Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 26, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 26, 2015	Chartered Accountants

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents [note 5]	$27,897	$14,593
Restricted cash [note 5]	251	—
Short-term investments [note 5]	19,160	24,629
Interest receivable	113	218
Amounts receivable	5,676	8,657
Prepaid expenses	2,165	5,770
Other current assets [note 8]	499	—
Total current assets	55,761	53,867
Restricted cash [note 5]	—	314
Property and equipment, net [note 6]	257	397
Other assets [note 8]	273	1,111
Total assets	$56,291	$55,689
LIABILITIES AND STOCKHOLDERS'’ EQUITY
Current liabilities:
Accounts payable	$72	$139
Accrued liabilities other	863	500
Accrued clinical liabilities	13,462	11,284
Accrued compensation	1,333	1,705
Current portion of long-term obligations [note 7 and note 15]	236	1,092
Lease termination liability [note 15]	3,250	—
Warrant liability [note 5 and note 11]	3,002	214
Total current liabilities	22,218	14,934
Long-term obligations, less current portion [note 7 and note 15]	14	3,544
Total liabilities	22,232	18,478
Commitments and contingencies [note 13 and note 15]
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,630,652 and 14,707,886 issued at December 31, 2014 and December 31, 2013, respectively, and 22,621,426 and 14,707,886 outstanding at December 31, 2014 and December 31, 2013, respectively	22	15
Additional paid-in capital	191,373	168,242
Accumulated deficit	(159,958)	(133,689)
Accumulated other comprehensive income	2,622	2,643
Total stockholders' equity	34,059	37,211
Total liabilities and stockholders' equity	$56,291	$55,689
Subsequent events [note 15]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended
	December 31,
	2014	2013	2012
COLLABORATION REVENUE (note 4)	$27,116	$29,882	$20,095
EXPENSES
Research and development	46,224	55,317	39,948
General and administrative	10,625	9,892	7,791
Restructuring gain [note 7 and note 15]	(267)	—	(1,657)
Total operating expenses	56,582	65,209	46,082
OTHER INCOME (EXPENSE)
Interest income	35	150	292
Other	(19)	120	138
Warrant issuance costs	(531)	—	—
Gain on warrants	3,741	3,208	4,459
Total other income	3,226	3,478	4,889
Net loss	$(26,240)	$(31,849)	$(21,098)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	(21)	6	1
Total other comprehensive income (loss)	(21)	6	1
Comprehensive loss	$(26,261)	$(31,843)	$(21,097)
Basic and diluted net loss per common share [note 11 [h]]	$(1.45)	$(2.17)	$(1.56)
Shares used in computation of basic and diluted net loss per common share [note 11 [h]]	18,098,799	14,683,389	13,522,723

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2012	9,749,819	$10	$108,986	$2,636	$(80,742)	$30,890
Stock-based compensation expense	—	—	2,175	—	—	2,175
Shares issued in March 2012 financing	4,789,750	5	53,772	—	—	53,777
Stock option exercises	117,347	—	462	—	—	462
Net loss	—	—	—	—	(21,098)	(21,098)
Other comprehensive income	—	—	—	1	—	1
Balance, December 31, 2012	14,656,916	15	165,395	2,637	(101,840)	66,207
Stock-based compensation expense	—	—	2,837	—	—	2,837
Stock option exercises	3,475	—	10	—	—	10
Restricted Stock Unit Settlements	47,495	—	—	—	—	—
Net loss	—	—	—	—	(31,849)	(31,849)
Other comprehensive income	—	—	—	6	—	6
Balance, December 31, 2013	14,707,886	15	168,242	2,643	(133,689)	37,211
Stock-based compensation expense	—	—	3,860	—	—	3,860
Stock option exercises	10,000	—	30	—	—	30
Restricted Stock Unit Settlements	53,971	—	—	—	—	—
Performance Restricted Stock Unit Settlements	149,177	—	—	—	—	—
Performance Restricted Stock Unit Settlements withheld and retired to treasury	(9,226)	—	—	—	(29)	(29)
Shares issued - ATM Financing	809,214	—	2,860	—	—	2,860
Shares issued in July 2014 Financing	5,559,866	6	16,369	—	—	16,375
Warrant Exercises	1,340,538	1	12	—	—	13
Net loss	—	—	—	—	(26,240)	(26,240)
Other comprehensive loss	—	—	—	(21)	—	(21)
Balance, December 31, 2014	22,621,426	$22	$191,373	$2,622	$(159,958)	$34,059

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Operating Activities:
Net loss	$(26,240)	$(31,849)	$(21,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants	(3,741)	(3,208)	(4,459)
Warrant issuance costs	531	—	—
Depreciation	223	227	100
Stock-based compensation [note11[c]]	3,860	2,834	2,175
Restructuring gain [note 7 and note 15]	(3,517)	—	(1,657)
Gain on non-monetary transaction [note 9]	—	—	(151)
Changes in operating assets and liabilities:
Interest receivable	105	109	36
Amounts receivable	2,981	(7,943)	(265)
Prepaid expenses and other assets	3,944	(1,974)	(3,037)
Accounts payable	(67)	(1,190)	(175)
Accrued liabilities other	363	41	269
Accrued clinical liabilities	2,178	7,563	3,150
Accrued compensation	(372)	164	589
Restricted cash	63	—	63
Excess lease liability [note 7 and note 15]	(785)	(680)	(795)
Lease obligation [note 7 and note 15]	(84)	(21)	33
Lease termination fees [note 15]	3,250	—	—
Deferred collaboration revenue	—	—	(18,271)
Net cash used in operating activities	(17,308)	(35,927)	(43,493)
Financing Activities:
Proceeds from the exercise of stock options	30	10	462
Proceeds from ATM Financing, net of issuance costs	2,874	—	—
Taxes paid related to net share settlement of equity awards	(29)	—	—
Issuance of common shares, net of share issuance costs	22,372	—	53,777
Net cash provided by financing activities	25,247	10	54,239
Investing Activities:
Purchase of investments	(19,446)	(31,696)	(110,443)
Proceeds from sale of investments	—	1,000	7,365
Proceeds from maturities of investments	24,894	63,375	82,181
Purchase of property and equipment	(82)	(253)	(291)
Net cash provided by (used in) investing activities	5,366	32,426	(21,188)
Effect of exchange rate changes on cash	(1)	9	—
Net increase (decrease) in cash and cash equivalents	13,304	(3,482)	(10,442)
Cash and cash equivalents at beginning of year	14,593	18,075	28,517
Cash and cash equivalents at end of year	$27,897	$14,593	$18,075
Supplemental Disclosure of Cash Flow Information:
Property and equipment acquired under lease obligation	$—	$24	$—

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

Liquidity

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $160.0 million through December 31, 2014. At December 31, 2014, we had cash, cash equivalents and short-term investments of $47.1 million.

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

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities, accrued compensation and lease termination liability are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Revenue Recognition

Revenue recognized to date is attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to the collaboration agreement with Teva, as well as cash reimbursements from Teva for costs incurred by us under the clinical development plan. In December 2014, we and Teva entered into an agreement pursuant to which we agreed to negotiate the termination of our collaboration agreement. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination.

Under the collaboration agreement, we and Teva shared certain custirsen-related development costs. We have spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva is funding all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. If the collaboration agreement is terminated, we expect to take responsibility for all future development costs. On a quarterly basis Teva reimbursed all development expenses incurred in accordance with our clinical development plan. Our policy is to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva see also Note 4.

The collaboration agreement contained multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

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

Reclassifications

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities other and accrued clinical liabilities were reclassified and shown separately on the face of the consolidated balance sheet rather than combined together as accrued liabilities, as in the prior year.

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

3. FINANCIAL INSTRUMENTS AND RISK

For certain of our financial instruments, including cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities, accrued compensation and lease termination liability carrying values approximate fair value due to their short-term nature. Our cash equivalents and short-term investments are recorded at fair value.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2014 the average days to maturity of our portfolio of cash equivalents and marketable securities was 174 days (December 31, 2013 – 50 days). We do not use derivative instruments to hedge against any of these financial risks.

4. COLLABORATION AGREEMENT

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. In December 2014, we and Teva entered into an agreement pursuant to which we agreed to cooperate in good faith to negotiate and execute a final termination agreement providing, among other things, for the termination of our collaboration agreement. These negotiations are ongoing, and we cannot provide assurance regarding if or when the collaboration agreement will be terminated, or regarding the full terms under which control of the development of custirsen, including ongoing clinical trials, will be transferred to us. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination and we expect to take responsibility for all future development costs.

Under the collaboration agreement, Teva paid us upfront payments in the aggregate amount of $50 million, acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement and agreed to pay up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales, depending on aggregate annual net sales of the Licensed Product. We did not receive any payments from Teva resulting from the achievement of developmental or commercial milestones or royalties in 2014.

Under the Stock Purchase Agreement, Teva’s $10 million equity investment in OncoGenex was made at a 20% premium to a thirty-day average closing price, resulting in the issuance of 267,531 of our common shares purchased at a price of $37.38 per share. The 20% share premium was included as consideration for the custirsen license and was included in Collaboration Revenue.

In connection with the collaboration agreement and pursuant to the terms of agreements between us and Isis Pharmaceuticals, Inc., or Isis, relating to custirsen, we paid Isis $10 million which was recorded as research and development expense in 2009. We also paid approximately $0.3 million to the University of British Columbia, or UBC, pursuant to the terms of their license agreement relating to custirsen, which was recorded as research and development expense in 2009. Pursuant to the terms of the agreements, we anticipate that we would be required to pay third parties 21% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of these agreements, we anticipate we will pay royalties to third-parties of 4.88% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Isis in 2014. Teva has the exclusive worldwide right and license to develop and commercialize products containing custirsen and related compounds. We have an option to co-promote any Licensed Product in the United States and Canada.

Under the collaboration agreement, unless otherwise terminated, Teva is responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization.

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

The collaboration agreement with Teva will remain in effect, unless terminated earlier, on a country-by-country basis, until the expiration of the obligation of Teva to pay royalties on sales of the Licensed Product in such country (or earlier termination under its terms). After the completion of all three phase 3 clinical trials set forth in the clinical development plan, or upon early termination due to a material adverse change in our patent rights related to custirsen or safety issues or “futility” as defined in the collaboration agreement, Teva may terminate the collaboration agreement at its sole discretion upon three months’ notice if notice is given prior to regulatory approval of a Licensed Product and upon six months’ notice if notice is given after such regulatory approval. If Teva terminates the collaboration agreement for any reasons other than an adverse change in custirsen patent rights, safety issues or “futility” determination as previously described, it will remain responsible for paying for any remaining costs of all three phase 3 clinical trials, except for specified development expenses that are our responsibility.

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

Revenue from Teva for the years ended December 31, 2014, 2013 and 2012 was $27.1 million, $29.9 million and $20.1 million, respectively. All of the December 31, 2014 amount receivable balance of $5.7 million represents unbilled expense reimbursements from Teva, for which we bill quarterly in arrears. Consequently, we are exposed to a significant concentration of credit risk. Revenue earned in 2014 and 2013 consists of reimbursable clinical trial, manufacturing and preclinical costs incurred by us under the Amended Clinical Development Plan. Revenue earned in 2012 consisted primarily of the recognition of the remaining balance of Deferred Collaboration Revenue as well as reimbursable clinical trial, manufacturing and preclinical costs incurred by us.

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

Warrants

As of December 31, 2014, we recorded a $3.0 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility is based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the year ended December 31, 2014. During the twelve months ended December 31, 2014 we issued 3.5 million common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	December 31,
	2013	Warrants	warrants	2014
Warrant liability	$214	$6,529	$(3,741)	$3,002

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash	$16,481	$—	$—	$16,481
Money market securities	11,416	—	—	11,416
Restricted cash (Note 15)	251	—	—	251
Corporate bonds and commercial paper	—	19,160	—	19,160
Total assets	$28,148	$19,160	$—	$47,308
Liabilities
Warrants	$—	$—	$3,002	$3,002

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash	$10,575	$—	$—	$10,575
Money market securities	4,018	—	—	4,018
Restricted Cash	314	—	—	314
Corporate bonds and commercial paper	—	24,629	—	24,629
Total assets	$14,907	$24,629	$—	$39,536
Liabilities
Warrants	$—	$—	$214	$214

Cash and cash equivalents and short term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2014	Cost	Gains	Losses	Fair Value
Cash	$16,481	$—	$—	$16,481
Money market securities	11,416	—	—	11,416
Total cash and cash equivalents	$27,897	$—	$—	$27,897
Money market securities (restricted cash)	251	—	—	251
Total restricted cash	$251	$—	$—	$251
Corporate bonds and commercial paper	19,179	1	(20)	19,160
Total short-term investments	$19,179	$1	$(20)	$19,160

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2013	Cost	Gains	Losses	Fair Value
Cash	$10,575	$—	$—	$10,575
Money market securities	4,018	—	—	4,018
Total cash and cash equivalents	$14,593	$—	$—	$14,593
Money market securities (restricted cash)	314	—	—	314
Total restricted cash	$314	$—	$—	$314
Corporate bonds and commercial paper	24,627	3	(1)	24,629
Total short-term investments	$24,627	$3	$(1)	$24,629

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2014 and 2013.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2014, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2014
Computer equipment	$493	$395	$98
Furniture and fixtures	170	151	19
Leasehold improvements	55	55	—
Computer software	462	342	120
Equipment under capital lease	114	94	20
Total property and equipment	$1,294	$1,037	$257
December 31, 2013
Computer equipment	$873	$538	$335
Furniture and fixtures	170	139	31
Leasehold improvements	54	53	1
Equipment under capital lease	114	84	30
Total property and equipment	$1,211	$814	$397

7. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., or OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest .” In February 2015, we entered into a Lease Termination Agreement with the landlord for the office space in Bothell such that the lease terminates effective March 1, 2015. Under the Lease Termination Agreement, we will pay BMR-217TH Place LLC (“BMR”) a $2.0 million termination fee no later than the Termination Date. We will also pay BMR an additional termination fee of $1.3 million within 30 days after we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. As a result of the Lease Termination Agreement, we have recorded the lease termination fees and have made an adjustment to the lease liability to reflect the change in estimated liability. This represents our best estimate of the liability, see also Note 15.

	Liability at	Amortization	Reduction	Liability at
	December 31,	of excess	of	December 31,
(In thousands)	2013	lease facility	Liability	2014
Current portion of excess lease facility	$1,081	$33	$(920)	$194
Long-term portion of excess lease facility	2,825	(818)	(2,007)	—
Total	$3,906	$(785)	$(2,927)	$194

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

10. INCOME TAX

[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense is as follows. OncoGenex Technologies, a Canadian corporation, which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2014, 2013, and 2012 of 26.0%, 25.75%, and 25.0%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of OncoGenex Pharmaceuticals, which is a Delaware incorporated company subject to US Federal Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, we used the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2014, 2013 and 2012 the future Canadian enacted rates we used were 26%, 26%, and 25%, respectively, while for the US the future enacted rate we used was 34% for all three periods presented.

(In thousands)	2014	2013	2012
Income taxes at statutory rates (at a rate of 34% for all periods presented)	$(8,922)	$(10,829)	$(7,152)
Expenses not deducted for tax purposes	(452)	(738)	(1,212)
Effect of tax rate changes on deferred tax assets and liabilities	(9)	(744)	—
Rate differential on foreign earnings	1,445	2,003	1,672
Reduction (increase) in benefit of operating losses	441	(10)	15
Reduction in the benefit of other tax attributes	—	—	551
Investment tax credits	(357)	(347)	(485)
Change in valuation allowance	7,854	10,538	6,324
Book to tax return adjustments	—	127	287
Other	—	—	—
Income tax expense	$—	$—	$—

[b] At December 31, 2014, we have investment tax credits of $2.4 million (2013—$2.2 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $96.3 million (2013—$80.9 million) available to offset future taxable income in Canada and federal net operating loss carryforwards of $151.1 million (2013—$150.2 million) to offset future taxable income in the United States.

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

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

	Investment	Net Operating	Non-capital
	Tax Credits	Losses	Losses
2012	—	44	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	150	10,795	—
2019	102	32	—
2020	76	2,745	—
2021	69	400	—
2022	105	11,766	—
2023	96	10,785	—
2024	111	16,814	—
2025	144	2,062	—
2026	400	27,157	7,335
2027	173	22,225	4,949
2028	390	12,648	8,020
2029	317	4,358	(9)
2030	346	5,034	6,288
2031	608	6,200	12,121
2032	505	8,418	17,278
2033	422	2,520	23,240
2034	434	7,109	17,085
	$4,448	$151,112	$96,307

In addition, we have unclaimed tax deductions of approximately $14.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $2.0 million available to reduce future taxes payable in the United States. The research and development tax credits expire between 2015 and 2034.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2014	2013
Deferred tax assets:
Tax basis in excess of book value of assets	$4,871	$951
Non-capital loss carryforwards	76,403	72,115
Research and development deductions and credits	7,464	6,857
Stock options	3,163	2,578
Capital loss carryforward	—	—
Restructuring liability	(25)	1,567
Other	110	70
Total deferred tax assets	91,986	84,138
Valuation allowance	$(91,986)	$(84,138)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2014 and 2013.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2014 is as follows (in thousands):

	Year ended
	December 31,
	2014	2013
Balance at January 1	$2,007	$1,967
Additions based on tax positions related to the current year	32	32
Additions based on tax positions related to prior years	—	8
Deductions based on tax positions related to the current year	—	—
Balance at December 31	$2,039	$2,007

As of December 31, 2014, unrecognized benefits of approximately $2.0 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2014 and December 31, 2013 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2007 to 2014
US	2011 to 2014

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

As of December 31, 2014, we have offered and sold 809,214 shares of our common stock pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC. These sales resulted in gross proceeds to us of approximately $3.0 million and offering expenses of $0.1 million. As of September 30, 2014, shares of our common stock having an aggregate value of approximately $22.0 million remained available for sale under this offering program.

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

We received net proceeds of approximately $22.4 million, after deducting underwriting discounts and commissions and offering expenses. Gross proceeds of $24.0 million and underwriting discounts and commissions and offering expenses of $1.6 million were allocated as follows:

		Series B
		Pre-funded	Series A	Series B
		Common	Common	Common
	Common	Stock	Stock	Stock
	Stock	Warrants	Warrants	Warrants
Units Issued	5,559,866	1,340,538	2,779,933	670,269
Gross Proceeds (in thousands)	$14,084	$3,387	$5,261	$1,268
Underwriting discount and offering expense (in thousands)	$885	$213	$428	$103

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

Stock Option Exercises

During the year ended December 31, 2014, we issued 10,000 and 203,148 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 3,475 and 47,495 shares of common to satisfy stock option exercises and restricted stock unit settlements, respectively, for the years ended December 31, 2013. For the year ended December 31, 2012 we issued 117,347 shares of common stock to satisfy stock option exercises. There were no restricted stock unit settlements in 2012.

[c] Stock options

As at December 31, 2014 we had reserved, pursuant to our 2010 Performance Incentive Plan, 2,906,777 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,283,419 are reserved for options currently outstanding, 680,201 are reserved for restricted stock units currently outstanding and 943,157 are available for future equity award grants under our 2010 Performance Incentive Plan. As of December 31, 2013 1,016,553 shares were available for equity award grants under our 2010 Performance Incentive Plan.

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

Under the plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant.

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

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the AFFINITY clinical data results we expect to receive by late 2015 or early 2016, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rates	1.83%	1.25%	0.96%
Expected dividend yield	0%	0%	0%
Expected life	5.9 years	5.8 years	5.9 years
Expected volatility	82%	86%	95%

The weighted average fair value of stock options granted during the year ended December 31, 2014, 2013 and 2012 was $6.52, $8.07 and $9.86 per share, respectively.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Years ended
	December 31,
	2014	2013	2012
Research and development	$1,893	$1,296	$899
General and administrative	1,967	1,538	1,276
Total stock-based compensation	$3,860	$2,834	$2,175

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2012	766,828	$9.82
Granted	172,650	12.97
Expired	(12,309)	9.10
Exercised	(117,347)	3.94
Forfeited	(4,541)	15.26
Balance, December 31, 2012	805,281	$11.34
Granted	239,282	11.32
Expired	(3,061)	4.11
Exercised	(3,475)	3.00
Forfeited	(30,536)	13.87
Balance, December 31, 2013	1,007,491	$11.39
Granted	382,097	8.97
Expired	(12,169)	18.93
Exercised	(10,000)	3.00
Forfeited	(84,000)	12.14
Balance, December 31, 2014	1,283,419	$10.55

The following table summarizes information about stock options outstanding at December 31, 2014 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.11 - $2.85	81,000	$2.50	6.05
$2.86 - $3.09	219,125	3.00	1.00
$3.10 - $10.27	119,879	4.92	8.02
$10.28 - $11.70	31,000	10.90	8.09
$11.71 - $11.84	226,997	11.79	9.20
$11.85 - $11.99	165,571	11.95	8.14
$12.00 - $13.06	141,175	12.88	7.26
$13.07 - $15.74	41,176	14.28	6.46
$15.75 - $16.40	119,750	15.97	5.95
$16.41 - $22.28	137,746	20.19	5.22
Total	1,283,419	$10.55	6.30

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.11 - $2.85	35,856	$2.68	1.29
$2.86 - $3.09	219,125	3.00	1.00
$3.10 - $10.27	32,452	6.83	4.25
$10.28 - $11.70	29,750	10.87	8.15
$11.71 - $11.84	51,873	11.79	9.20
$11.85 - $11.99	81,266	11.95	8.11
$12.00 - $13.06	110,840	12.84	7.24
$13.07 - $15.74	33,870	14.41	6.20
$15.75 - $16.40	119,750	15.97	5.95
$16.41 - $22.28	136,830	20.21	5.21
Total	851,612	$11.12	4.95

As at December 31, 2014 the total unrecognized compensation expense related to stock options granted was $2.7 million, which is expected to be recognized into expense over a period of approximately 2.5 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $1.8 million and $1.6 million, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $51,100, $34,000 and $1.2 million, respectively. At December 31, 2014, the aggregate intrinsic value of the outstanding options was $4,680 and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2014, 2013 and 2011, $2.2 million, $1.1 million and $0.6 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the years ended December 31, 2014, 2013 and 2012:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2012	—	$—
Granted	180,085	13.01
Vested	—	—
Forfeited or expired	(8,000)	13.00
Balance, December 31, 2012	172,085	$13.01
Granted	255,895	11.64
Vested	(50,773)	12.95
Forfeited or expired	(20,618)	12.51
Balance, December 31, 2013	356,589	$12.06
Granted	814,800	6.48
Vested	(199,887)	7.00
Forfeited or expired	(291,301)	10.93
Balance, December 31, 2014	680,201	$7.34

As of December 31, 2014, we had approximately $3.5 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 2.8 years.

[e] Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2014:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(4) Pre-Funded Series B Warrants issued in July 2014 financing	—	0.01	July 2019

For the year ended December 31, 2014, all the Pre-Funded Series B warrants were exercised at a per unit price of $0.01, a total of 1,340,538 shares of common stock were issued for proceeds of $13,405. No warrants from the October 2010 financing and Series A and Series B warrants from the July 2014 financing were exercised in 2014. No warrants were exercised for the year ended December 31, 2013.

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

	As of
	December 31,
October 2010 Warrant Valuation Assumptions	2014	2013
Risk-free interest rates	0.25%	0.33%
Expected dividend yield	0%	0%
Expected life	0.81 years	1.8 years
Expected volatility	113.49%	39.00%

	As of
	December 31,
Series A and Series B Warrant Valuation Assumptions	2014	2013
Risk-free interest rates	1.51%	—
Expected dividend yield	0%	—
Expected life	4.50 years	—
Expected volatility	62.91%	—

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

[h] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2014	2013	2012
Numerator
Net loss	$(26,240)	$(31,849)	$(21,098)
Denominator
Weighted average number of common shares outstanding	18,098,799	14,683,389	13,522,723
Basic and diluted net loss per common share	$(1.45)	$(2.17)	$(1.56)

As of December 31, 2014, 2013 and 2012 a total of 7.0 million, 3.0 million and 2.6million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

12. RELATED PARTY TRANSACTIONS

There were no related party transactions during the periods ended December 31, 2014, 2013 or 2012, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2014 and 2013.

13. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva entered into an agreement pursuant to which we agreed to cooperate in good faith to negotiate and execute a final termination agreement providing, among other things, for the termination of the the collaboration agreement. These negotiations are ongoing, and we cannot provide assurance regarding if or when the collaboration agreement will be terminated, or regarding the full terms under which control of the development of custirsen, including ongoing clinical trials, will be transferred to us. If the collaboration agreement is terminated, we do not expect to receive any future amounts from Teva beyond the amounts paid in connection with such termination and we expect to take responsibility for all future development costs.

Under the Collaboration Agreement, Teva made upfront payments in the aggregate amount of $50 million, and will make additional payments up to $370 million upon the achievement of developmental and commercial milestones and royalties at percentage rates ranging from the mid-teens to mid-twenties on net sales. Teva also acquired $10 million of our common stock at a premium under a separate Stock Purchase Agreement. We have fulfilled our obligation to contribute $30 million in direct and indirect costs towards the development of custirsen. Accordingly, Teva will fund all other expenses under the clinical development plan. The expenses funded by Teva during the years ended December 31, 2014, 2013 and 2012 represent all of our revenues in such periods.

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

In addition to the development costs noted above, Teva is also responsible for all costs relating to product commercialization including costs incurred in relation to our co-promotion option, except for start-up costs in advance of commercialization

Isis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with the UBC and Isis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Isis 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive related to custirsen. Isis has disclosed in its SEC filings that it is entitled to receive 30% of the up to $370 million in milestone payments we may receive from Teva as part of the collaboration agreement; however, we believe that certain of the milestone payments related to sales targets may qualify as royalty revenue (defined to mean revenue based on net sales of products), and therefore be subject to lesser royalty payment obligations. No assurance can be provided that we will be entitled to receive these milestone payments or, if we are, that the applicable amount payable to Isis will be less than 30%. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2013 or of 2014. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

Lease Arrangements [see also Note 15]

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2015.

The future minimum annual lease payments under the Vancouver lease is CAD$85,000 in 2015.

In November 2006, prior to the Arrangement, Sonus entered into a non-cancellable operating lease agreement for office space in Bothell, Washington, expiring in 2017 (Note 7). In connection with the lease, Sonus was required to provide a cash security deposit of approximately $0.5 million, which is included in Other Assets. In addition, a standby letter of credit was issued by us in 2010, and $0.3 million remains in a restricted money market account as collateral. We recorded a liability in the excess facilities lease charge of $0.2 million as at December 31, 2014 (Note 7). In February 2015, we entered into a Lease Termination Agreement with BMR-217TH (“BMR”) Place to terminate the lease, effective March 1, 2015. Under the Lease Termination Agreement, we will pay BMR a $2.0 million termination fee no later than the Termination Date and a contingent termination fee of $1.3 million, payable 30 days after we (i) meets the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and (ii) closes a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. BMR will also draw approximately $0.1 million on our letter of credit with respect to its payment of deferred state sales tax and, when paid, will terminate any remaining balance on the letter of credit. No later than March 31, 2015, BMR will return to us the security deposit under the Terminated Lease, less any amounts deductible in accordance with the terms of the Terminated Lease, see also Note 15.

The remaining future minimum annual lease payments under the terminated Bothell lease are as follows (in thousands):

2015	386
2016	—
Remainder	—
Total	$386

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2014, 2013 and 2012 was $2.8 million, $2.8 million and $2.7 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2014.

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

Material Changes in Financial Condition

	December 31,
(in thousands)	2014	2013
Total Assets	$56,291	$55,689
Total Liabilities	22,232	18,478
Total Equity	34,059	37,211

The increase in liabilities at December 31, 2014 compared with December 31, 2013 is primarily due to higher clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2014 and 2013 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2014
Collaboration revenue	$11,731	$4,929	$4,803	$5,653
Research and development	16,903	9,883	9,586	9,852
General and administrative	2,757	2,676	2,459	2,733
Restructuring gain	—	—	—	(267)
Total expenses	19,660	12,559	12,045	12,318
Other income	(707)	615	2,335	983
Net loss	(8,636)	(7,015)	(4,907)	(5,682)
Basic and diluted net loss per share	$(0.59)	$(0.47)	$(0.23)	$(0.26)
2013
Collaboration revenue	$5,076	$6,340	$9,862	$8,604
Research and development	10,855	13,263	18,004	13,195
General and administrative	2,500	2,473	2,473	2,446
Total expenses	13,355	15,736	20,477	15,641
Other income	1,582	976	561	359
Net loss	(6,697)	(8,420)	(10,054)	(6,678)
Basic and diluted net loss per share	$(0.46)	$(0.57)	$(0.68)	$(0.45)

15. SUBSEQUENT EVENTS

In February 2015, we entered into a Lease Termination Agreement with BMR-217TH Place LLC (“BMR”), pursuant to which we and BMR agreed to terminate that certain Lease, dated November 21, 2006, as amended, for the premises located at 1522 217th Place S.E. in Bothell, Washington (“Terminated Lease”), effective March 1, 2015 (“Termination Date”). Under the Lease Termination Agreement, we will pay BMR a $2.0 million termination fee no later than the Termination Date. We will also pay BMR an additional termination fee of $1.3 million within 30 days after we (i) meets the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and (ii) closes a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million.  BMR will also draw approximately $0.1 million on our letter of credit with respect to its payment of deferred state sales tax and, when paid, will terminate any remaining balance on the letter of credit. No later than March 31, 2015, BMR will return to us the security deposit under the Terminated Lease, less any amounts deductible in accordance with the terms of the Terminated Lease.

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at December 31, 2014.

In February 2015, we entered into an office lease (“New Lease”) with Grosvenor International (Atlantic Freeholds) Limited (“Landlord”), pursuant to which we will lease approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. We have the option to rent an additional 8,054 square feet before August 1, 2015. The initial term of the New Lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises will start at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. The Landlord has agreed to provide us with a construction allowance of approximately $0.1 million. We will be responsible for 17.11% of taxes levied upon the building during each calendar year of the term. We will also be obligated to deliver to the Landlord a letter of credit in the amount of $0.2 million, which the Landlord may draw upon for base rent or other damages in the event of our default under the New Lease.

The future minimum annual lease payments under the New Lease Bothell lease are as follows (in thousands):

2015	144
2016	224
Remainder	315
Total	$683

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2014:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	1,952,902	(1)	$10.53	(1)	943,157	(1)
Equity compensation plans not approved by security holders(2)	10,718		2.69		—
Total	1,963,620		$10.55		943,157

(1)

As of December 31, 2014, we maintained the following equity compensation plans, which were approved by security holders: (a) 1999 Nonqualified Stock Incentive Plan, or the 1999 Plan, (b) the 2000 Stock Incentive Plan, (c) the 2007 Performance Incentive Plan, (d) the OncoGenex Technologies Amended and Restated Stock Option Plan and (e) the 2010 Performance Incentive Plan.

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

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†	DEF 14A	000-21243	Annex A	July 3, 2008

2.2	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008	10-Q	000-21243	2.2	November 10, 2008

2.3	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008	10-Q	000-21243	2.3	November 10, 2008

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.	10-Q	033-80623	3.1	August 2, 2012

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2.1	July 25, 2002

4.3	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2	October 18, 2005

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	3	August 14, 2006

4.5	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.	8-K	000-21243	4.1	May 30, 2008

4.6	Form of Warrant to Purchase Common Stock	8-K	033-80623	4.1	October 19, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.7	Form of Series A Warrant	8-K	033-80623	4.1	June 27, 2014

4.8	Form of Pre-Funded Series B Warrant	8-K	033-80623	4.2	June 27, 2014

4.9	Form of Series B Warrant	8-K	033-80623	4.3	June 27, 2014

10.2	Form of Incentive Option Agreement (pertaining to the 1991 Plan)††	S-1	33-96112	10.2	September 25, 1995

10.3	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1991 Plan††	S-1	33-96112	10.3	September 25, 1995

10.4	Sonus Pharmaceuticals, Inc. 1999 Nonqualified Stock Incentive Plan (the “1999 Plan”)††	10-Q	000-21243	10.7	May 13, 1999

10.5	Form of Sonus Pharmaceuticals, Inc. Nonqualified Stock Option Agreement under the 1999 Plan††	10-Q	000-21243	10.8	May 13, 1999

10.6	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 1999 Plan††	10-Q	000-21243	10.9	May 13, 1999

10.7	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)††	10-Q	000-21243	10.41	August 14, 2000

10.8	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan††	10-Q	000-21243	10.23	November 8, 2006

10.9	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)††	10-Q	000-21243	10.42	August 14, 2000

10.10	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.11	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.12	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan††	10-Q	000-21243	10.2	November 9, 2007

10.13	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.14	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.††	S-8	333-153206	4.2	August 26, 2008

10.15	Form of OncoGenex Pharmaceuticals, Inc 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.16	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement††	8-K	033-80623	10.2	June 14, 2010

10.17	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.18	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program††	8-K	033-80623	10.1	April 2, 2009

10.19	Agreement and Consent Form (related to the Short Term Incentive Awards Program)††	8-K	033-80623	10.2	April 2, 2009

10.20	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	A	April 24, 2014

10.21	Form of Indemnification Agreement for Officers and Directors of the Company††	S-1	33-96112	10.19	September 25, 1995

10.22	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006
10.23	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn††	F-1	333-139293	10.8	December 13, 2006

10.24	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009††	10-Q	033-80623	10.25	November 5, 2009

10.25	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.26	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	8-K	033-80623	10.1	August 7, 2014

10.27	Lease by and between BMR-217th Place LLC and the Company dated as of November 21, 2006	10-K	000-21243	10.39	March 16, 2007

10.28	First Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of August 17, 2007	10-K	000-21243	10.41	March 14, 2008

10.29	Second Amendment to Lease by and between BMR-217th Place LLC and the Company dated as of January 28, 2008	10-Q	000-21243	10.1	May 9, 2008

10.30	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*	10-K	033-80623	10.36	March 11, 2009

10.31	Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009	10-K	033-80623	10.36	March 8, 2010

10.32	Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*	10-K	033-80623	10.37	March 8, 2010

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.33	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*	F-1, Amendment No. 1	333-139293	10.13	January 29, 2007

10.34	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)	10-Q	000-21243	2.3	November 10, 2008

10.35	Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.40	March 8, 2010

10.36	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.11	January 29, 2007
10.37	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.14	January 29, 2007

10.38	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)	10-Q	000-21243	10.40	November 10, 2008

10.39	Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.44	March 8, 2010

10.40	Amendment to the Collaboration and License Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated March 6, 2012	10-K	033-80623	10.49	March 8, 2012

10.41	Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd. dated December 29, 2014					X

10.42	At the Market Issuance Sale Agreement between OncoGenex Pharmaceuticals, Inc. and MLV & Co. LLC dated June 18, 2013	8-K	033-80623	1.1	June 18, 2013

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

**

The certifications attached as Exhibits 32.1 and 32.2 accompany to this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.
(Registrant)

Date: March 26, 2015	By:	/s/ SCOTT CORMACK
Scott Cormack
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Cormack and John Bencich, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ SCOTT CORMACK	President and Chief Executive Officer	Date: March 26, 2015
Scott Cormack

By: /s/ JOHN BENCICH	Chief Financial Officer	Date: March 26, 2015
John Bencich

By: /s/ JACK GOLDSTEIN	Chairman of the Board and Director	Date: March 26, 2015
Jack Goldstein

By: /s/ NEIL CLENDENINN	Director	Date: March 26, 2015
Neil Clendeninn

By: /s/ MARTIN MATTINGLY	Director	Date: March 26, 2015
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 26, 2015
H. Stewart Parker

By: /s/ DAVID SMITH	Director	Date: March 26, 2015
David Smith