Form 10-Q
period 2015-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2015-05-14
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

19820 North Creek Parkway, Bothell, Washington 98011

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, $0.001 par value	23,762,606

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$25,278	$27,897
Restricted cash [note 4]	—	251
Short-term investments [note 4]	15,091	19,160
Interest receivable	71	113
Amounts receivable [note 3]	1,559	5,676
Prepaid expenses	3,008	2,165
Other current assets [note 7]	499	499
Total current assets	45,506	55,761
Restricted cash [note 4]	190	—
Property and equipment, net	416	257
Other assets	272	273
Total assets	$46,384	$56,291
LIABILITIES AND STOCKHOLDERS’’ EQUITY
Current liabilities:
Accounts payable	$988	$72
Accrued liabilities other	1,014	863
Accrued clinical liabilities	9,665	13,462
Accrued compensation	731	1,333
Current portion of long-term obligations [note 6 and 7]	52	236
Lease termination liability [note 6 and note 7]	1,250	3,250
Warrant liability [note 4 and note 5]	2,537	3,002
Total current liabilities	16,237	22,218
Long-term obligations, less current portion [note 7]	128	14
Total liabilities	16,365	22,232
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,688,329 and 22,630,652 issued at March 31, 2015 and December 31, 2014, respectively, and 22,679,086 and 22,621,426 outstanding at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	191,889	191,373
Accumulated deficit	(164,527)	(159,958)
Accumulated other comprehensive income	2,635	2,622
Total stockholders' equity	30,019	34,059
Total liabilities and stockholders' equity	$46,384	$56,291
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2015	2014
COLLABORATION REVENUE (note 3)	$1,374	$11,731
EXPENSES
Research and development	3,673	16,903
General and administrative	2,698	2,757
Total operating expenses	6,371	19,660
OTHER INCOME (EXPENSE)
Interest income	54	12
Other	(39)	2
Gain (loss) on warrants	465	(721)
Total other income (expense)	480	(707)
Net loss	$(4,517)	$(8,636)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	13	(1)
Total other comprehensive income (loss)	13	(1)
Comprehensive loss	$(4,504)	$(8,637)
Basic and diluted net loss per common share [note 5]	$(0.20)	$(0.59)
Shares used in computation of basic and diluted net loss per common share [note 5]	22,656,022	14,721,500

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net loss	$(4,517)	$(8,636)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	(465)	721
Depreciation	46	55
Stock-based compensation [note 5 [c] and note 5 [d]]	516	1,000
Changes in operating assets and liabilities:
Interest receivable	42	52
Amounts receivable	4,117	47
Prepaid expenses and other assets	(842)	3,985
Accounts payable	916	784
Accrued liabilities other	(1,849)	1,257
Accrued clinical liabilities	(3,797)	—
Accrued compensation	(602)	(801)
Restricted cash	61	63
Excess lease liability [note 6]	(194)	(189)
Lease obligation	124	(30)
Net cash used in operating activities	(6,444)	(1,692)
Financing Activities:
Proceeds from the exercise of stock options	—	30
Taxes paid related to net share settlement of equity awards	(52)	—
Net cash (used) provided by financing activities	(52)	30
Investing Activities:
Purchase of investments	—	(51)
Proceeds from sale of investments	1,071	—
Proceeds from maturities of investments	3,011	15,758
Purchase of property and equipment	(205)	(7)
Net cash provided by (used in) investing activities	3,877	15,700
Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash and cash equivalents	(2,619)	14,037
Cash and cash equivalents at beginning of year	27,897	14,593
Cash and cash equivalents at end of year	$25,278	$28,630
Supplemental Disclosure of Cash Flow Information:
Property and equipment acquired under lease obligation	$—	$—

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the United States Securities and Exchange Commission, or the SEC, on March 26, 2015.

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated.

2. ACCOUNTING POLICIES

Pending Adoption of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40), or ASU 2014-15. ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-15 and do not expect any significant impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Policies

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11, which provides clarification on the financial statement presentation of unrecognized tax benefits.

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

3. COLLABORATION AGREEMENT

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. In December 2014, we and Teva agreed to terminate the collaboration agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the collaboration agreement was terminated and we regained rights to custirsen.

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva will be entitled to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date.

Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for any such expenses incurred from and after January 1, 2015. We do not owe, to Teva, any development milestone payments or royalty payments on sales of custirsen, if any.

In accordance with the Termination Agreement, Teva transferred certain third-party agreements for the ENSPIRIT study and custirsen development activities to us on the Closing Date. If any additional historical third-party agreements are discovered after the Closing Date and are used to conduct the ENSPIRIT study, then Teva will use commercially reasonable effort to assign such agreements to us and will be responsible for any costs invoiced under such agreements in excess of an aggregate of $0.1 million. We will be responsible for the initial $0.1 million of costs under such agreements.

All licenses granted by us to Teva under the collaboration agreement were terminated as of the Closing Date. In addition, Teva assigned to us certain patent applications related to custirsen and abandoned certain other patent applications as requested by us. Furthermore, Teva granted to us and our affiliates an exclusive license (except as to Teva and its affiliates) to any know-how created under and during the term of the collaboration agreement to develop, manufacture and commercialize custirsen and certain other antisense inhibitors of clusterin, as set forth in more detail in the Termination Agreement. Teva additionally granted to us and our affiliates a non-exclusive license to any intellectual property owned by or licensed to Teva and its affiliates, whether as of the Closing Date or thereafter, to develop, manufacture and commercialize custirsen, subject to certain limitations. Teva also agreed not to challenge the patentability, validity or enforceability of certain of our patents, and agreed not to file any patent applications covering custirsen or any antisense inhibitor of clusterin for 18 months after the Closing Date.

As part of the termination, Teva will assign the investigational new drug application for custirsen and submit amendments, on a country-by-country basis, transferring sponsorship of the ENSPIRIT study to us. We will submit an amendment to the protocol of the ENSPIRIT study on a country-by-country basis as we become the sponsor in the applicable country. In the event we elect to terminate the ENSPIRIT study, we would require Teva’s consent prior to becoming the sponsor in all jurisdictions.  However, if the drug monitoring safety committee recommends that the ENSPIRIT study be terminated for safety or futility reasons, prior to transfer of all jurisdictions, then we will terminate the study in jurisdictions where we are the sponsor and Teva will terminate the study in jurisdictions where it is the sponsor.

We and Teva released each other from all claims related to the collaboration agreement. In addition, we agreed to indemnify Teva and its affiliates against any third-party claims attributable to the development and commercialization of custirsen prior to the execution of the collaboration agreement and after the Closing Date, and any third-party claims attributable to the conduct of the AFFINITY study. Teva agreed to indemnify us and our affiliates against any third-party claims attributable to the development of custirsen during the period between the execution of the collaboration agreement and the Closing Date, but excluding the AFFINITY study. The parties’ indemnity obligations cover, among other things, third-party claims brought by current or former patients in the relevant studies and patient product liability claims.

Of the total $1.6 million receivable at March 31, 2015, $1.4 million represents unbilled expense reimbursements due from Teva in advance of the completion of the termination agreement. This amount has been subsequently offset by the advanced reimbursement amount received from Teva in April 2015.

Isis and UBC License Agreements

Pursuant to the terms of the agreement with Isis, we anticipate that we would be required to pay third parties up to 30% of any milestone payments that are not based on a percentage of net sales of the Licensed Product. Pursuant to the terms of the agreements with Isis and UBC, we anticipate we will pay royalties to third-parties of 4.00% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Isis in 2014.

Amendment to Isis and UBC License Agreements

To facilitate the execution and performance of the our prior collaboration agreement with Teva, we and Isis agreed to amend the Isis License Agreement and we and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Isis License Agreement provides, among other things, that if we are the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20.0 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the Isis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20.0 million milestone if not already paid. As a result of the $10.0 million milestone payment payable to Isis in relation to the collaboration agreement entered into with Teva in 2009, the remaining amount owing in the event of change of control discussed above is a maximum of $10.0 million. The $30.0 million in advanced reimbursement of development activities has been fully spent by us prior to the third anniversary of the terminated collaboration agreement with Teva. As a result, we do not owe any payment to Isis related to the $30.0 million advance reimbursement from Teva.

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

Warrants

As of March 31, 2015, we recorded a $2.5 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefor are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash	$11,225	$—	$—	$11,225
Money market securities	14,053	—	—	14,053
Restricted cash (Note 7)	190	—	—	190
Corporate bonds and commercial paper	—	15,091	—	15,091
Total assets	$25,468	$15,091	$—	$40,559
Liabilities
Warrants	$—	$—	$2,537	$2,537

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2015.  During the three months ended March 31, 2015, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	March 31,
	2014	Warrants	warrants	2015
Warrant liability	$3,002	$-	$(465)	$2,537

Cash, cash equivalents and marketable securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2015	Cost	Gains	Losses	Fair Value
Cash	$11,225	$—	$—	$11,225
Money market securities	14,053	—	—	14,053
Total cash and cash equivalents	$25,278	$—	$—	$25,278
Money market securities (restricted cash)	190	—	—	190
Total restricted cash	$190	$—	$—	$190
Corporate bonds and commercial paper	15,096	2	(7)	15,091
Total short-term investments	$15,096	$2	$(7)	$15,091

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2015 and 2014.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at March 31, 2015, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

50,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the three month period ended March 31, 2015, we issued no common shares to satisfy stock option exercises and 82,410 common shares to satisfy restricted stock unit settlements, respectively, compared with the issuance of 10,000 and 35,309 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the three month period ended March 31, 2014.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2015, we had reserved, pursuant to various plans, 2,824,367 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,270,817 were reserved for options currently outstanding, 590,536 were reserved for restricted stock units currently outstanding and 963,014 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2014	1,283,419	$10.55
Granted	—	—
Expired	—	—
Exercised	—	—
Forfeited	(12,602)	12.74
Balance, March 31, 2015	1,270,817	$10.53

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rates	—	1.82%
Expected dividend yield	—	0%
Expected life	—	5.9 years
Expected volatility	—	81%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity based upon the AFFINITY clinical data results we expect to receive by late 2015 or early 2016, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$252	$447
General and administrative	264	553
Total stock-based compensation	$516	$1,000

As of March 31, 2015 and December 31, 2014, the total unrecognized compensation expense related to stock options granted was $2.2 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.3 years from March 31, 2015.

For the three months ended March 31, 2015, a total of 6.9 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2014, a total of 3.4 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2015, $0.2 million of compensation expense was recognized related to these awards, compared to $0.5 million for the three months March 31, 2014.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2015:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2014	680,201	$7.34
Granted	—	—
Settled	(82,410)	11.95
Forfeited or expired	(7,255)	4.99
Balance, March 31, 2015	590,536	$6.73

As of March 31, 2015, we had approximately $2.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.6 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at March 31, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the three months ended March 31, 2015 or 2014.  The warrants issued in the October 2010 financing and the Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	March 31,
October 2010 Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	0.26%	0.30%
Expected dividend yield	0%	0%
Expected life	0.56 years	1.6 years
Expected volatility	49.87%	41.00%

	As of
	March 31,
Series A and Series B Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	1.19%	—
Expected dividend yield	0%	—
Expected life	4.25 years	—
Expected volatility	63.35%	—

6. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or Arrangement, with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and has been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” In February 2015, we entered into a Lease Termination Agreement with the landlord for the office space in Bothell such that the lease terminated effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR-217TH Place LLC, or BMR, a $2.0 million termination fee. We may also pay BMR an additional termination fee of $1.3 million if we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and if we (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. As a result of the Lease Termination Agreement, we have recorded the lease termination fees and have made an adjustment to the lease liability to reflect the change in estimated liability.

This represents our best estimate of the liability. Subsequent changes in the liability due to changes in estimates of sublease and occupancy assumptions are recognized as adjustments to the related liability with an offset to restructuring (gain)/loss in future periods.

	Liability at	Amortization	Reduction	Liability at
	December 31,	of excess	of	March 31,
(In thousands)	2014	lease facility	Liability	2015
Current portion of excess lease facility	$194	$(194)	$—	$—
Long-term portion of excess lease facility	—	—	—	—
Total	$194	$(194)	$—	$—

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the collaboration agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the collaboration agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date.

All licenses granted by us to Teva under the collaboration agreement were terminated as of the Closing Date.

In accordance with the Termination Agreement, Teva transferred certain third-party agreements for the ENSPIRIT study and custirsen development activities to us on the Closing Date. If any additional historical third-party agreements are discovered after the Closing Date and are used to conduct the ENSPIRIT study, then Teva will use commercially reasonable effort to assign such agreements to us and will be responsible for any costs invoiced under such agreements in excess of an aggregate of $0.1 million. We will be responsible for the initial $0.1 million of costs under such agreements.

Prior to the termination of the collaboration agreement, Teva made upfront payments in the aggregate amount of $50.0 million. Teva also acquired $10.0 million of our common stock at a premium under a separate Stock Purchase Agreement. We were required to contribute $30.0 million in direct and indirect costs towards the clinical development plan. We fulfilled our obligation to contribute $30.0 million towards the development of custirsen. Teva was required to and did fund all additional expenses under the clinical development plan through December 31, 2014, after which date we took over responsibility for future costs following termination of our collaboration agreement. We do not owe, to Teva, any development milestone payments or royalty payments on sales of custirsen, if any.

Isis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with the UBC and Isis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Isis up to 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May 2015, we received a letter from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. Since the amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, we do not believe that any payments are due to Isis. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2014 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2015. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

To facilitate the execution and performance of our prior collaboration agreement with Teva, we amended the license agreement with Isis and UBC, as it pertains to custirsen, in December 2009.

The amendment to the license agreement with Isis provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20.0 million will be due and payable to Isis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Isis by us has been established, the applicable royalty rate payable to Isis will thereafter be the maximum amount payable under the license agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20.0 million milestone if not already paid. As a result of the $10.0 million milestone payment payable to Isis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10.0 million.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2015.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2015	56
Total	$56

In February 2015, we entered into a Lease Termination Agreement with BMR pursuant to which we and BMR agreed to terminate that certain Lease, dated November 21, 2006, as amended, for the premises located at 1522 217th Place S.E. in Bothell, Washington, or Terminated Lease, effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR a $2.0 million termination fee. We may also pay BMR an additional termination fee of $1.3 million if we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and if we (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. BMR drew approximately $0.1 million on our letter of credit with respect to its payment of deferred state sales tax and terminated the remaining balance of $0.2 million. Subsequent to March 31, 2015, BMR returned to us the security deposit under the Terminated Lease, less amounts deducted in accordance with the terms of the Terminated Lease, of $0.5 million.

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at March 31, 2015.

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. We have the option to rent an additional 8,054 square feet before August 1, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises will start at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. The Landlord has agreed to provide us with a construction allowance of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease.

The future minimum annual lease payments under the new Bothell lease are as follows (in thousands):

2015	144
2016	224
Remainder	315
Total	$683

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three months ended March 31, 2015 was $0.5 million. Consolidated rent expense for the three months ended March 31, 2014 was $0.7 million.

Guarantees and Indemnifications

We and Teva released each other from all claims related to the collaboration agreement. In addition, we agreed to indemnify Teva and its affiliates against any third-party claims attributable to the development and commercialization of custirsen prior to the execution of the collaboration agreement and after the Closing Date, and any third-party claims attributable to the conduct of the AFFINITY study. Teva agreed to indemnify us and our affiliates against any third-party claims attributable to the development of custirsen during the period between the execution of the collaboration agreement and the Closing Date, but excluding the AFFINITY study. The parties’ indemnity obligations cover, among other things, third-party claims brought by current or former patients in the relevant studies and patient product liability claims.

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer, director or consultant is or was serving at our request in such capacity. The term of the indemnification period is equal to each officer’s, director’s and consultant’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2015.

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

8. SUBSEQUENT EVENTS

Teva Collaboration Agreement Termination

In December 2014, we and Teva agreed to terminate the collaboration agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the collaboration agreement was terminated and we regained rights to custirsen.

Pursuant to the Termination Agreement, Teva agreed to pay to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva will be entitled to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date.

Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for any such expenses incurred from and after January 1, 2015. We do not owe, to Teva, any development milestone payments or royalty payments on sales of custirsen, if any.

In accordance with the Termination Agreement, Teva transferred certain third-party agreements for the ENSPIRIT study and custirsen development activities to us on the Closing Date. If any additional historical third-party agreements are discovered after the Closing Date and are used to conduct the ENSPIRIT study, then Teva will use commercially reasonable effort to assign such agreements to us and will be responsible for any costs invoiced under such agreements in excess of an aggregate of $0.1 million. We will be responsible for the initial $0.1 million of costs under such agreements.

All licenses granted by us to Teva under the collaboration agreement were terminated as of the Closing Date. In addition, Teva assigned to us certain patent applications related to custirsen and abandoned certain other patent applications as requested by us. Furthermore, Teva granted to us and our affiliates an exclusive license (except as to Teva and its affiliates) to any know-how created under and during the term of the collaboration agreement to develop, manufacture and commercialize custirsen and certain other antisense inhibitors of clusterin, as set forth in more detail in the Termination Agreement. Teva additionally granted to us and our affiliates a non-exclusive license to any intellectual property owned by or licensed to Teva and its affiliates, whether as of the Closing Date or thereafter, to develop, manufacture and commercialize custirsen, subject to certain limitations. Teva also agreed not to challenge the patentability, validity or enforceability of certain of our patents, and agreed not to file any patent applications covering custirsen or any antisense inhibitor of clusterin for 18 months after the Closing Date.

As part of the termination, Teva will assign the investigational new drug application for custirsen and submit amendments, on a country-by-country basis, transferring sponsorship of the ENSPIRIT study to us. We will submit an amendment to the protocol of the ENSPIRIT study on a country-by-country basis as it becomes the sponsor in the applicable country. In the event we elected to terminate the ENSPIRIT study, it would require Teva’s consent prior to us becoming the sponsor in all jurisdictions.  However, if the drug monitoring safety committee recommends that the ENSPIRIT study be terminated for safety or futility reasons, prior to transfer of all jurisdictions, then we will terminate the study in jurisdictions where we are the sponsor and Teva will terminate the study in jurisdictions where it is the sponsor.

We and Teva released each other from all claims related to the collaboration agreement. In addition, we agreed to indemnify Teva and its affiliates against any third-party claims attributable to the development and commercialization of custirsen prior to the execution of the collaboration agreement and after the Closing Date, and any third-party claims attributable to the conduct of the AFFINITY study. Teva agreed to indemnify us and our affiliates against any third-party claims attributable to the development of custirsen during the period between the execution of the collaboration agreement and the Closing Date, but excluding the AFFINITY study. The parties’ indemnity obligations cover, among other things, third-party claims brought by current or former patients in the relevant studies and patient product liability claims.

Termination of ATM Facility with MLV

In June 2013, we entered into a Sales Agreement with MLV & Co. LLC, or MLV, to sell shares of our common stock, par value $0.001 per share, having aggregate sales proceeds of $25.0 million, from time to time, through an “at the market” equity offering program, or ATM Offering, under which MLV acted as sales agent. On April 27, 2015, we and MLV terminated the Sales Agreement. We were not subject to any termination penalties related to termination of the Sales Agreement.

Purchase Agreement and Financing with Lincoln Park Capital

On April 30, 2015, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, or Purchase Agreement, pursuant to which we have the right to sell to LPC up to $18.0 million in shares of the our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement.

Pursuant to the Purchase Agreement, LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, with each Series A-1 Unit consisting of (a) one share of Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $2.40 per share, or Series A-1 Warrant.  Each Series A-1 Warrant is exercisable six months following the issuance date until the date that if five years and six months after the issuance date and is subject to customary adjustments.  The Series A-1 Warrants are issuable only as part of the Series A-1 Units in the initial purchase of $2.0 million and no warrants shall be issued in connection with any other purchases of Common Stock under the Purchase Agreement.

After the initial purchase, as often as every business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $16.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 125,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The NASDAQ Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock, no cash proceeds were received from the issuance of these shares.

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

Overview

We are an emerging leader in next generation cancer therapeutics. Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. We have developed a pipeline of late-stage product candidates that are designed to block the production of specific proteins that promote treatment resistance in cancer. We believe our therapies are first-in-class and have the potential to redefine treatment outcomes in a variety of cancers. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets being evaluated in two phase 3 studies and five phase 2 studies.

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

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated:

•

The SYNERGY Trial: The phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen's known adverse event profile. Subsequent exploratory analyses showed improved overall survival for those men who received custirsen and were defined as having poor prognosis. Those preliminary results showed a 33% lower rate of death for patients who had poor prognostic disease and received custirsen. Based on these findings, we plan to amend the AFFINITY and ENSPIRIT trials as outlined below.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We initiated this phase 3 clinical trial in August 2012 and completed enrollment of approximately 630 patients in September 2014. The trial is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75. A single interim futility analysis was completed in January 2015; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee. Based on the exploratory analyses from the SYNERGY trial that showed a significant survival benefit in men who received custirsen and who were defined as having poor prognosis, we are seeking advice from the FDA and other regulatory authorities on amending the AFFINITY trial and statistical analysis plan to include a co-primary endpoint for evaluation of survival benefit in men with poor prognosis.  This analysis, if permitted by regulatory authorities, would evaluate patients who have at least two of five poor prognostic factors, defined as poor performance status, elevated prostate specific antigen (PSA), elevated lactate dehydrogenase (LDH), anemia, or the presence of liver metastasis.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. This trial was initiated in September 2012. We have filed a protocol amendment with the FDA and have or will be initiating filings with regulatory agencies in other countries as we become the sponsor in such countries to amend the statistical design and analysis plan of the ENSPIRIT trial. The amendment, if approved, will allow for a smaller trial size and will include a more rigorous second interim futility analysis that will occur earlier. Specifically, the original design was to enroll 1,100 patients in order to show a survival benefit with 90% power based on a hazard ratio of 0.80 and a critical hazard ratio, which is the minimum effect size to be statistically significant, of 0.87. Under the amended protocol, 700 patients will be enrolled in order to show a survival benefit with 90% power based on a hazard ratio of 0.75 and a critical hazard ratio of 0.84. We believe that a critical hazard ratio of 0.87 would not be clinically meaningful nor be sufficient for approval, whereas a critical hazard ratio of 0.84 is more appropriate and consistent with recently approved NSCLC treatments.  Two formal interim futility analyses remain in the revised protocol and are designed to terminate the trial early if there is inadequate evidence of clinical benefit or futility. The first interim futility analysis was completed in August 2014 and the trial continued based on the recommendation of the Independent Data Monitoring Committee. The second interim futility analysis is based on OS futility and, under the amended protocol, will be conducted when 40% of the death events for final analysis have occurred, rather than 50% as was required in the original protocol.  The second interim futility analysis is planned to occur by mid-2015, subject to these modifications. The trial will not be stopped early in order to claim efficacy. The goal of the ENSPIRIT amendment is to provide a better assessment of more clinically relevant survival benefit when adding custirsen to second-line docetaxel and to terminate the trial early for survival futility, if that occurs. Based on the current ENSPIRIT enrollment and the changes outlined in the protocol amendment filed with the FDA, we believe final survival results could be available in the second half of 2016.

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

Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with a first-line standard of care chemotherapy (gemcitabine and cisplatin) in the metastatic setting. Recent trial results indicated that the addition of 600mg apatorsen to gemcitabine and cisplatin showed a 14% reduction in risk of death and a 17% reduction in progressive disease and death when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received apatorsen and had poor prognosis over various prognostic factors such as performance status.

Our current apatorsen development activities for bladder cancer include the following clinical trial:

•

The Borealis-2™ Trial: An investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial is designed to have adequate power to detect a survival benefit corresponding to a hazard ratio of approximately 0.667. The primary analysis is to be performed at one-sided 0.10 significance level with 90% power to detect a difference in overall survival. We expect to enroll approximately 200 patients. This trial was initiated in April 2013 and is expected to complete enrollment at the end of 2015.

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy or placebo plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients also continue weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they complete a minimum of 3 cycles of chemotherapy treatment. The trial is expected to randomize approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. Primary PFS endpoint data is expected in the first half of 2016.

•

The Cedar™ Trial: An investigator-sponsored, randomized phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous NSCLC. Patients also continue weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The trial is expected to randomize approximately 140 patients. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels and to explore potential biomarkers that may help predict response to treatment. The trial was initiated in July 2014 and is enrolling patients.

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: An investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. The trial was initiated in August 2013 and patient enrollment was completed in December 2014. Top line survival data is expected at the end of 2015 or early 2016.

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

The primary endpoints of these phase 2 trials are survival or PFS outcomes in order to direct future company-sponsored trials in defining patient populations and indications that show promising trends in survival or PFS benefits. Statistically significant differences in these trials due to the small sample sizes is unlikely. However, these trials are designed such that if the primary endpoints reach statistical significance, we believe they could be used as supportive studies for registration.

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

Collaboration Revenue

Revenue recognized to date was attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to a collaboration agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the clinical development plan. Our policy is to account for these reimbursements as collaboration revenue. As a result of the termination of the collaboration agreement with Teva, we do not expect to earn collaboration revenue beyond the amounts provided in the Termination Agreement.

In April 2015, we and Teva terminated the collaboration agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva will be entitled to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date. As a result of the termination of the collaboration agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided in the Termination Agreement.

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

Under the collaboration agreement with Teva, we had spent the required $30.0 million in development costs related to custirsen. In accordance with the Termination Agreement, Teva was required to and did fund all additional expenses under the clinical development plan through December 31, 2014, after which date we took over responsibility for future costs following termination of our collaboration agreement. We do not owe, to Teva, any development milestone payments or royalty payments on sales of custirsen if any.

Since our product candidates are in the early stages of development, we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at March 31, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the three months ended March 31, 2015 or 2014.

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

Results of Operations

For the three months ended March 31, 2015 and 2014

Revenue

Revenue for the three months ended March 31, 2015 and 2014 was $1.4 million and $11.7 million, respectively. The decrease for the three months ended March 31, 2015 as compared to 2014 was due primarily to a decrease in revenue earned through our strategic collaboration with Teva as a result of the clinical development activities associated with the AFFINITY trial. As a result of the termination of the collaboration agreement with Teva, we do not expect to earn collaboration revenue beyond the amounts provided in the termination agreement.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Clinical development programs:
Custirsen	$1,192	$11,347
Apatorsen	$528	$2,714
Other research and development	$1,953	$2,842
Total research and development expenses	$3,673	$16,903

R&D expenses for the three months ended March 31, 2015 and 2014 were $3.7 million and $16.9 million, respectively. The decrease in the 2015 as compared to 2014 were due primarily to lower clinical trial costs for the AFFINITY and Borealis-1 trials as a result of patients coming off treatment.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2015 and 2014 were $2.7 million and $2.8 million, respectively. The decrease in 2015 as compared to 2014 were due primarily to lower employee and consulting costs. These were partially offset by higher professional fees.

Gain (Loss) on Warrants

We recorded a gain of $0.5 million and a loss of $0.7 million on the revaluation of our outstanding liability-classified warrants for the three months ended March 31, 2015 and 2014, respectively. We revalue warrants that are classified as liabilities at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $164.5 million through March 31, 2015, and we expect to incur substantial additional losses in the future as we expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of March 31, 2015, our cash, cash equivalents, and short-term investments decreased to $40.4 million from $47.1 million as of December 31, 2014.

In April 2015, we and Teva terminated the collaboration agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva will be entitled to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date.

Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for any such expenses incurred from and after January 1, 2015. We do not owe, to Teva, any development milestone payments or royalty payments on sales of custirsen, if any.

As a result of the termination of the collaboration agreement, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. We expect that the $27.0 million advanced reimbursement payment from Teva, less amounts deductible in accordance with the Termination Agreement, will be sufficient to complete both the AFFINITY trial, including announcement of trial results expected in late 2015 or early 2016, and the planned second futility analysis of the ENSPIRIT trial, which is expected in mid-2015. Additional capital will be required to fund the ENSPIRIT trial beyond late 2015 or early 2016.

In April 2015, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a Purchase Agreement, pursuant to which we have the right to sell to LPC up to $18.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, for aggregate gross proceeds of $2.0 million. Each Series A-1 Unit consisted of (i) one share of common stock and (ii) one warrant to purchase one-quarter of a share of common stock at an exercise price of $2.40 per share. After the initial purchase, we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $16.0 million. We may direct LPC to purchase such additional shares as often as every business day over the 24-month term of the Purchase Agreement in increments of up to 125,000 shares of common stock, with such amounts increasing as the closing sale price of our common stock increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock. We did not receive any cash proceeds from the issuance of these shares.

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations into the third quarter of 2016. Our currently planned operations are set forth below under the heading Operating Capital and Capital Expenditure Requirements.

Cash Flows

Cash Used in Operations

For the three months ended March 31, 2015, net cash used in operating activities increased to $6.4 million from $1.7 million in the three months ended March 31, 2014. The increase in cash used in operations in 2015 compared to 2014 was primarily attributable to a decrease in cash reimbursements from Teva in 2015.

Cash Provided by Financing Activities

For the three months ended March 31, 2015, net cash used by financing activities was $0.1 million compared to net cash provided of $30,000 in the three months ended March 31, 2014. Net cash used by financing activities in the three months ended March 31, 2015 was the result of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities in the three months ended March 31, 2014 related to proceeds received from the exercise of stock options.

Cash Provided by Investing Activities

For the three months ended March 31, 2015, net cash provided by investing activities decreased to $3.9 million from $15.7 million for the for the three months ended March 31, 2014. Net cash provided by investing activities in the three months ended March 31, 2015 and 2014 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations, we believe that our cash, cash equivalents, short-term investments and amounts receivable from Teva in connection with the Termination Agreement, will be sufficient to fund our currently planned operations into the third quarter of 2016, which may include:

•

announcing AFFINITY trial results, a phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC with final results expected late 2015 or early 2016, depending on timing of the event-driven final analysis (1);

•	continuation of the ENSPIRIT trial through late 2015 or early 2016, including the second interim futility analysis expected in mid-2015 (1);

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

(1) We expect the amount received from Teva in accordance with the Termination Agreement will be sufficient to complete both the AFFINITY trial, including announcement of trial results expected in late 2015 or early 2016, and the planned second futility analysis of the ENSPIRIT trial. Additional capital will be required to fund the ENSPIRIT trial beyond the late 2015 or early 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2015.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2015	2014
Total Assets	$46,384	$56,291
Total Liabilities	16,365	22,232
Total Equity	30,019	34,059

The decrease in assets at March 31, 2015 compared to December 31, 2014 was primarily due to a decrease in cash, cash equivalents and short-term investments as the assets have been used to fund operations and a decrease in amounts receivable due to a decrease in revenue earned through our prior strategic collaboration with Teva. The decrease in liabilities at March 31, 2015 compared to December 31, 2014 is primarily due to lower clinical trial accruals associated with patients coming off treatment in the AFFINITY and Borealis-1 trials.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 26, 2015. Since December 31, 2014, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2015, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.3 million in the fair value of our investments as of March 31, 2015.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended March 31, 2015.

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

During the quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the foreseeable future. Our revenue to date has been collaboration revenue under the collaboration agreement with Teva, which was terminated in April 2015. As a result of the termination of the collaboration agreement, TEVA will no longer be responsible for custirsen-related expenses, and we will not receive additional revenue from TEVA other than the advanced reimbursement payment we received in connection with the termination of the collaboration agreement. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The termination of our collaboration agreement with Teva will result in us being required to take over responsibility for conducting the ongoing custirsen trials, and further development of custirsen will require significant resources from us or another collaborator.

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our collaboration agreement. Under the terms of the Termination Agreement, we received approximately $23.2 million and regained responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. As a result, Teva will transition the responsibilities associated with conducting the ongoing custirsen clinical trials to us and will use commercially reasonable efforts to assign all third-party contracts related to the ENSPIRIT trial to us. Some of these third parties may not agree to assignment of the contracts to us on the same terms they did with Teva, or at all, and Teva may fail to identify third-party contracts that are necessary to conduct the ongoing trials. We are also relying on Teva to assist in certain development and regulatory activities as custirsen is transitioned back to the Company. If these activities are not completed in a timely or satisfactory manner, there may delays in development of custirsen, diversion of management’s attention and potentially reduced resources for the apatorsen clinical trials.

Additionally, further development of custirsen will require significant resources from us or another collaborator. We will not receive any future cash reimbursements from Teva for costs incurred by us in connection with the clinical development of custirsen, and we will be required to fund all future development and commercialization ourselves if we are unable to find another collaborator. We expect that the $23.2 million payment from Teva will allow for the completion and final results from the AFFINITY trial, as well as continuation of the ENSPIRIT trial through late 2015 or early 2016 and through the second interim futility analysis expected in mid-2015, but we will need to acquire additional capital or enter into a new partnership or collaboration agreement to fund additional development. There are no assurances that we will have access to additional capital or find a new collaborator, or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the custirsen development process. If we determine to discontinue the development of custirsen, or any ongoing clinical trials, we would not receive any future return on our investment from that product candidate, or a specific indication.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and clinical trials, including those results from the custirsen or apatorsen clinical trials conducted to date, should not be relied on as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

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

Completing the additional clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen.

OGX-225 has not been tested in humans. Our preclinical testing of this product candidate may not be favorable and we may not be able to clinically evaluate OGX-225.

Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Our protocol amendments, including but not limited to the sponsorship change from Teva to us, revisions to statistical analysis plans, or inclusion of analyses on poor prognostic patients, may be approved by regulatory authorities on a country-by-country basis slower than we anticipate, or not at all. As a result, we may require Teva’s cooperation in terminating the ENSPIRIT trial on a country-by-country basis where Teva remains sponsor in such countries. Such cooperation may be delayed or may not be satisfactorily received.  We may be required to continue the ENSPIRIT study longer than would be desirable until we become the sponsor in all jurisdictions. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen, apatorsen and our other product candidates may never receive regulatory approval. Any failure to obtain regulatory approval of custirsen, apatorsen or our other product candidates could have a material and adverse effect on our business.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the collaboration agreement with Teva. In April 2015, our collaboration agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into the third quarter of 2016. If, however, the ENSPIRIT study continues beyond the second interim futility analysis, regulatory authorities may take longer to approve the transfer of sponsorship from Teva to us or take longer than expected to approve the ENSPIRIT protocol amendment which may require us to continue the trial longer than expected, patients live longer as a result of new or investigational therapies, the trials proceed slower than expected or are initiated later than expected, we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	the scope and results of our clinical trials and preclinical studies;
•	whether we experience delays in our clinical and preclinical development programs, or slower-than-anticipated product development or rate of events;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	our ability to forecast the cost of our ongoing development activities, including the ENSPIRIT trial
•

the timing and requirements of, and the costs involved in, making sponsorship changes from Teva to us, making protocol amendments to any of our ongoing studies prior to their completion and conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

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

•	we may elect to terminate the ongoing clinical trials and cease development of custirsen;
•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	a product may become less competitive and product sales may decrease; and
•	our reputation may suffer.

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

Our clinical trials may be suspended or terminated at any time, including by the FDA, other regulatory authorities, a Data Safety Monitoring Board overseeing the clinical trial at issue, by a clinical trial site or investigator, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen, apatorsen or other products necessary to conduct our clinical trials;
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	introduction of new product candidates to the market in therapeutic areas similar to those that we are developing for our product candidates;
•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those that we are developing for our product candidates;
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

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of pharmaceutical products. We currently maintain commercial general and umbrella liability policies with combined limits of $10.0 million per occurrence and in the aggregate, in addition to a $10.0 million per claim and annual aggregate product liability insurance policy related to our clinical trials consistent with industry standards. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we were to be sued for any injury caused by or associated with our products or operations, the litigation could consume substantial time and attention of our management, and the resulting liability could exceed our total assets.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. In connection with the termination of the collaboration agreement with Teva, we will need to take on additional management activities such as regulatory, drug supply and pharmacovigilance that was previously managed by Teva. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, John Bencich and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Mr. Bencich and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

We have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours

If we fail to acquire and develop products or product candidates at all or on commercially reasonable terms, we may be unable to grow our business.

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

We and our collaborators also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is not appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. For example, under our Termination Agreement with Teva, Teva is not permitted to use our confidential information which would include our trade secrets.  We may not be able to adequately determine whether Teva uses any of our trade secrets and if they do, we may not be able to sufficiently enforce their non-use. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

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

We license the development and commercialization rights for most of our product candidates, including custirsen, apatorsen and OGX-225, and we expect to enter into similar licenses in the future. Under such licenses, we are subject to various obligations such as sublicensing, royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. We may also become involved in disputes with licensors regarding the meaning of certain terms in the license agreements, including terms related to royalty and milestone payments, which may result in costly and time consuming litigation. Loss of any of these licenses or the exclusivity rights provided by the licenses could harm our financial condition and results of operations. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.

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

To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities and proceeds from our prior strategic collaboration with Teva, which terminated in April 2015. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. Additionally, for so long as our non-affiliate public float does not exceed $75.0 million, the amount of securities that we may sell pursuant to our shelf registration statement on Form S-3 will be limited. We may be limited by the amount of authorized capital currently available to us and cannot be assured that an increase in our authorized capital will occur. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

The sale of additional shares of common stock to LPC may cause the price of our common stock to decline and result in dilution to our existing stockholders.

Pursuant to our purchase agreement with LPC, we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $16.0 million. We may direct LPC to purchase such additional shares as often as every business day over the 24-month term of the Purchase Agreement in increments of up to 125,000 shares of common stock, with such amounts increasing as the closing sale price of our common stock increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. The sale of additional shares of our common stock pursuant to our purchase agreement with LPC will have a dilutive impact on our existing stockholders. Sales by us to LPC could cause the market price of our common stock to decline significantly. Sales of our common stock under the purchase agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the purchase agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

10.1

Office Lease by and between Grosvenor International (Atlantic Freeholds) Limited and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on February 12, 2015).

10.2

Lease Termination Agreement by and between BMR-217th Place LLC and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on February 12, 2015).

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: May 14, 2015	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Office Lease by and between Grosvenor International (Atlantic Freeholds) Limited and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on February 12, 2015).

10.2

Lease Termination Agreement by and between BMR-217th Place LLC and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on February 12, 2015).

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