Form 10-Q
period 2015-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2015-08-13
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $0.001 par value	29,791,776

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$48,001	$27,897
Restricted cash [note 4]	—	251
Short-term investments [note 4]	12,185	19,160
Interest receivable	76	113
Amounts receivable	149	5,676
Prepaid expenses	2,032	2,165
Other current assets	$304	499
Total current assets	62,747	55,761
Restricted cash [note 4]	190	—
Property and equipment, net	406	257
Other assets	13	273
Total assets	$63,356	$56,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302	$72
Accrued liabilities other	954	863
Accrued clinical liabilities	10,478	13,462
Accrued compensation	1,252	1,333
Current portion of long-term obligations [note 6 and 7]	54	236
Lease termination liability [note 6 and note 7]	1,250	3,250
Deferred collaboration revenue [note 3]	17,778	—
Warrant liability [note 4 and note 5]	2,967	3,002
Total current liabilities	35,035	22,218
Long-term obligations, less current portion [note 7]	130	14
Total liabilities	35,165	22,232
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,467,727 and 22,630,652 issued at June 30, 2015 and December 31, 2014, respectively, and 24,433,734 and 22,621,426 outstanding at June 30, 2015 and December 31, 2014, respectively	24	22
Additional paid-in capital	196,067	191,373
Accumulated deficit	(170,537)	(159,958)
Accumulated other comprehensive income	2,637	2,622
Total stockholders' equity	28,191	34,059
Total liabilities and stockholders' equity	$63,356	$56,291
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
COLLABORATION REVENUE (note 3)	4,025	$4,929	$5,399	$16,660
EXPENSES
Research and development	$6,545	9,883	10,217	26,786
General and administrative	$3,067	2,676	5,765	5,433
Total operating expenses	9,612	12,559	15,982	32,219
OTHER INCOME (EXPENSE)
Interest income	$13	4	67	16
Other	$(7)	(4)	(46)	(2)
Gain (loss) on warrants	$(429)	615	35	(106)
Total other income (expense)	(423)	615	56	(92)
Net loss	$(6,010)	$(7,015)	$(10,527)	$(15,651)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	$2	(1)	15	(2)
Total other comprehensive income (loss)	2	(1)	15	(2)
Comprehensive loss	$(6,008)	$(7,016)	$(10,512)	$(15,653)
Basic and diluted net loss per common share [note 5]	$(0.26)	$(0.47)	$(0.46)	$(1.05)
Shares used in computation of basic and diluted net loss per common share [note 5]	23,484,944	14,987,706	23,072,773	14,855,338

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net loss	$(10,527)	$(15,651)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	(35)	106
Depreciation	116	110
Stock-based compensation [note 5 [c] and note 5 [d]]	1,228	2,016
Changes in operating assets and liabilities:
Interest receivable	37	218
Amounts receivable	5,527	3,706
Prepaid expenses and other assets	842	3,319
Accounts payable	230	1,202
Accrued liabilities other	(1,909)	1,465
Accrued clinical liabilities	(2,984)	—
Accrued compensation	(81)	(724)
Restricted cash	61	63
Excess lease liability [note 6]	(194)	(383)
Lease obligation	127	(51)
Deferred collaboration revenue [Note 3]	17,778	—
Net cash (used in) provided by operating activities	10,216	(4,604)
Financing Activities:
Proceeds from the exercise of stock options	—	30
Proceeds received in advance related to the July 2014 registered offering	—	3,174
Proceeds from issuance of common shares, net of issuance costs	—	2,860
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs [note 5 [b]]	3,213	—
Taxes paid related to net share settlement of equity awards	(52)	—
Net cash provided by financing activities	3,161	6,064
Investing Activities:
Purchase of investments	(2,025)	(215)
Proceeds from sale of investments	1,003	—
Proceeds from maturities of investments	8,012	24,845
Purchase of property and equipment	(265)	(67)
Net cash provided by investing activities	6,725	24,563
Effect of exchange rate changes on cash	2	(2)
Net increase (decrease) in cash and cash equivalents	20,104	26,021
Cash and cash equivalents at beginning of period	27,897	14,593
Cash and cash equivalents at end of period	$48,001	$40,614
Supplemental Disclosure of Cash Flow Information:
Non cash financing activities
Issued common stock in consideration for the purchase agreement with Lincoln Park Capital [note 5]	$254	$—

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

3. COLLABORATION AGREEMENT

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a termination agreement. In April 2015, OncoGenex Technologies and Teva entered into an agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen, or the Termination Agreement.

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva shall deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.

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

All licenses granted by us to Teva under the Collaboration Agreement were terminated as of the Closing Date. In addition, Teva assigned to us certain patent applications related to custirsen and abandoned certain other patent applications as requested by us. Furthermore, Teva granted to us and our affiliates an exclusive license (except as to Teva and its affiliates) to any know-how created under and during the term of the Collaboration Agreement to develop, manufacture and commercialize custirsen and certain other antisense inhibitors of clusterin, as set forth in more detail in the Termination Agreement. Teva additionally granted to us and our affiliates a non-exclusive license to any intellectual property owned by or licensed to Teva and its affiliates, whether as of the Closing Date or thereafter, to develop, manufacture and commercialize custirsen, subject to certain limitations. Teva also agreed not to challenge the patentability, validity or enforceability of certain of our patents, and agreed not to file any patent applications covering custirsen or any antisense inhibitor of clusterin for 18 months after the Closing Date. We will be responsible for any such expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any.

As part of the termination, Teva assigned to us the investigational new drug application for custirsen and submitted amendments, on a country-by-country basis, transferring sponsorship of the ENSPIRIT study to us. In July 2015, we became the sole trial sponsor for the ENSPIRIT study in all countries.

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

Revenue for the three and six months ended June 30, 2015 was $4.0 and $5.4 million, respectively, which consists of partial recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of June 30, 2015, a remaining balance of $17.8 million of the advanced reimbursement payment was recorded in deferred collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and will be recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin.

Isis and UBC License Agreements

Pursuant to the terms of the agreements with Isis and UBC, we anticipate we will pay royalties to third-parties of 4.00% to 8.00% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Isis in 2014. In addition, pursuant to the terms of the agreement with Isis, we are required to pay to Isis up to 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May 2015, we received a series of communications from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. Since the amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, we do not believe that any payments are due to Isis.

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

Warrants

As of June 30, 2015, we recorded a $3.0 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefor are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash	$11,036	$—	$—	$11,036
Money market securities	36,965	—	—	36,965
Restricted cash (Note 7)	190	—	—	190
Corporate bonds and commercial paper	—	12,185	—	12,185
Total assets	$48,191	$12,185	$—	$60,376
Liabilities
Warrants	$—	$—	$2,967	$2,967

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2015.  During the six months ended June 30, 2015, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	June 30,
	2014	Warrants	warrants	2015
Warrant liability	$3,002	$—	$(35)	$2,967

Cash, cash equivalents and marketable securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2015	Cost	Gains	Losses	Fair Value
Cash	$11,036	$—	$—	$11,036
Money market securities	36,965	—	—	36,965
Total cash and cash equivalents	$48,001	$—	$—	$48,001
Money market securities (restricted cash)	190	—	—	190
Total restricted cash	$190	$—	$—	$190
Corporate bonds and commercial paper	12,189	—	(4)	12,185
Total short-term investments	$12,189	$—	$(4)	$12,185

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2015 and 2014.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at June 30, 2015, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

75,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

At our 2015 Annual Meeting of Stockholders held on May 21, 2015, our stockholders approved an increase in the total authorized shares of common stock available for issuance from 50,000,000 to 75,000,000.

[b]	Issued and outstanding shares

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

Pursuant to the Purchase Agreement, LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, with each Series A-1 Unit consisting of (a) one share of Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $2.40 per share, or Series A-1 Warrant.  Each Series A-1 Warrant is exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Series A-1 Warrants were issued only as part of the Series A-1 Units in the initial purchase of $2.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, as often as every business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $16.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 125,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The NASDAQ Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock; no cash proceeds were received from the issuance of these shares

From April 30, 2015 through June 30, 2015, we offered and sold 500,000 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $1.3 million and offering expenses of $0.1 million. As of June 30, 2015 shares of our common stock having an aggregate value of approximately $14.7 million remained available for sale under this offering program.

From July 1, 2015 through August 13, 2015, we offered and sold 5,358,042 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $14.7 million and offering expenses of $0.3 million. As of August 13, 2015, no further amounts remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the six month period ended June 30, 2015, we issued no common shares to satisfy stock option exercises and 253,538 common shares to satisfy restricted stock unit settlements, respectively, compared with the issuance of 10,000 and 49,348 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the six month period ended June 30, 2014.

[c]	Stock options

2010 Performance Incentive Plan

At our 2015 Annual Meeting of Stockholders held on May 21, 2015, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 2,800,000 to 4,300,000. At our 2014 Annual Meeting of Stockholders held on May 29, 2014, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 2,050,000 to 2,800,000

As of June 30, 2015, we had reserved, pursuant to various plans, 4,153,139 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,722,846 were reserved for options currently outstanding, 633,997 were reserved for restricted stock units currently outstanding and 1,796,296 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2014	1,283,419	$10.55
Granted	456,797	1.87
Expired	—	—
Exercised	—	—
Forfeited	(17,370)	12.59
Balance, June 30, 2015	1,722,846	$8.23

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2015	2014
Risk-free interest rates	1.76%	1.81%
Expected dividend yield	0%	0%
Expected life	5.8 years	5.9 years
Expected volatility	62%	81%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity based upon both the AFFINITY and Rainier clinical data results we expect to receive by the end of 2015, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$317	$495	$569	$942
General and administrative	$395	521	659	1,074
Total stock-based compensation	$712	$1,016	$1,228	$2,016

As of June 30, 2015 and December 31, 2014, the total unrecognized compensation expense related to stock options granted was $2.4 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.4 years from June 30, 2015.

For the three and six months ended June 30, 2015, a total of 7.6 million shares, consisting of  5.3 million warrants, 1.7 million options and 0.6 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2014, a total of 3.7 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2015, $0.4 million and $0.6 million of compensation expense was recognized related to these awards, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2014.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2015:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2014	680,201	$7.34
Granted	227,150	1.74
Settled	(253,538)	8.32
Forfeited or expired	(19,816)	7.27
Balance, June 30, 2015	633,997	$4.95

As of June 30, 2015, we had approximately $2.6 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.6 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at June 30, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(4) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the six months ended June 30, 2015 or 2014.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The warrants issued in the October 2010 financing and the Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	June 30,
October 2010 Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	0.28%	0.22%
Expected dividend yield	0%	0%
Expected life	0.31 years	1.3 years
Expected volatility	61.36%	93%

	As of
	June 30,
Series A and Series B Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	1.32%	—
Expected dividend yield	0%	—
Expected life	4.01 years	—
Expected volatility	66.18%	—

6. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or Arrangement, with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which was considered to be in excess of our current requirements. The liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and had been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” In February 2015, we entered into a Lease Termination Agreement with the landlord for the office space in Bothell such that the lease terminated effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR-217TH Place LLC, or BMR, a $2.0 million termination fee. We may also pay BMR an additional termination fee of $1.3 million if we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and if we (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. As a result of the Lease Termination Agreement, we have recorded the lease termination fees and have made an adjustment to the lease liability to reflect the change in estimated liability.

The following represents our best estimate of the liability.

	Liability at	Amortization	Reduction	Liability at
	December 31,	of excess	of	June 30,
(In thousands)	2014	lease facility	Liability	2015
Current portion of excess lease facility	$194	$(194)	$—	$—
Long-term portion of excess lease facility	—	—	—	—
Total	$194	$(194)	$—	$—

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date.

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

Isis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with UBC and Isis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Isis up to 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May 2015, we received a series of communications from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. Since the amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, we do not believe that any payments are due to Isis. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2014 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2015. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2016.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2015	46
2016	69
Total	$115

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. We have the option to rent an additional 8,054 square feet before August 1, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises will start at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. The Landlord has agreed to provide us with a construction allowance of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In June 2015, we provided notice to the landlord to exercise our expansion option for an additional 2,245 square feet of office space to commence on August 1, 2015.

The future minimum lease payments under the new Bothell lease are as follows (in thousands):

2015	126
2016	267
2017	281
2018	95
Total	$769

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three and six months ended June 30, 2015 was $0.1 million and $0.7 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2014 was $0.7 million and $1.4 million, respectively.

In February 2015, we entered into a Lease Termination Agreement with BMR pursuant to which we and BMR agreed to terminate our lease, dated November 21, 2006, as amended, for the premises located at 1522 217th Place S.E. in Bothell, Washington, or Terminated Lease, effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR a $2.0 million termination fee. We may also pay BMR an additional termination fee of $1.3 million if we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and if we (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. BMR drew approximately $0.1 million on our letter of credit with respect to its payment of deferred state sales tax and terminated the remaining balance of $0.2 million. BMR returned to us the security deposit under the Terminated Lease, less amounts deducted in accordance with the terms of the Terminated Lease, of $0.5 million.

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at June 30, 2015.

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

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2015.

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

8. SUBSEQUENT EVENTS

From July 1, 2015 through August 13, 2015, we offered and sold 5,358,042 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $14.7 million and offering expenses of $0.3 million. As of August 13, 2015, no further amounts remained available for sale under this offering program.

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

Overview

We are an emerging leader in next generation cancer therapeutics. Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. We have developed a pipeline of late-stage product candidates that are designed to block the production of specific proteins that promote treatment resistance in cancer. We believe our therapies are first-in-class and have the potential to redefine treatment outcomes in a variety of cancers. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets being evaluated in two phase 3 studies and five phase 2 studies, respectively.

Our product candidates -- custirsen, apatorsen and OGX-225 -- focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated:

•

The SYNERGY Trial: The completed phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen's known adverse event profile. Subsequent exploratory analyses showed improved overall survival for those men who received custirsen and who were at increased risk for poor outcomes. Those preliminary results showed a 27% lower rate of death for patients who were at increased risk for poor outcomes and received custirsen. Based on these findings, we plan to amend the AFFINITY and ENSPIRIT trials as outlined below.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. We initiated this phase 3 clinical trial in August 2012 and completed enrollment of approximately 630 patients in September 2014. The trial is designed to show a survival benefit with 85% power based on a hazard ratio of 0.75. A single interim futility analysis was completed in January 2015; the trial is continuing based on the recommendation of the Independent Data Monitoring Committee. Based on the exploratory analyses from the SYNERGY trial that showed a significant survival benefit in men who received custirsen and who were at increased risk for poor outcomes, we are seeking advice from regulatory authorities on amending the AFFINITY trial and statistical analysis plan to include a co-primary survival objective for evaluating survival benefit in men who were at increased risk for poor outcomes as well as for all men enrolled into the study. The proposed amendment includes the addition of a co-primary survival analysis designed to prospectively evaluate the survival benefit of custirsen in men who were at increased risk for poor outcomes when treated with cabazitaxel. We, in collaboration with study investigators and key opinion leaders, have defined a five criteria characterization for poor survival prognosis based on the Phase 3 SYNERGY trial results, which includes: poor performance status, elevated prostate specific antigen (PSA), elevated lactate dehydrogenase (LDH), decreased hemoglobin, and the presence of liver metastasis. Patients with an increased risk for poor outcomes will be identified as having two or more of these five common risk factors. The proposed change for AFFINITY is also consistent with custirsen's mechanism of action, since custirsen was designed to address treatment resistance which may be more prevalent in this subpopulation. In the revised statistical analysis plan for the AFFINITY trial, the hypothesized hazard ratio (HR) for those who are at an increased risk for poor outcomes is specified to be 0.69 with the critical HR ≤ 0.778. The hypothesized HR for the intent-to-treat patients (ITT population) remains unchanged as 0.75 with the critical HR ≤ 0.820. The FDA has reviewed and agreed with the proposed amendment to the AFFINITY protocol and statistical analysis plan. FDA and OncoGenex have further agreed that an interim analysis will occur for the ITT population when the final analysis occurs for those patients who were at an increased risk for poor outcomes. This interim analysis will have both futility and early efficacy criteria defined for the ITT population. If the earlier final analysis on those who are at an increased risk for poor outcomes shows a survival benefit for custirsen, OncoGenex could initiate a regulatory submission at that time. The entire trial could also be stopped early due to efficacy based on the interim assessment for the ITT population by the Independent Data Monitoring Committee (IDMC). We are also seeking advice on the proposed amendment from the EMA (European Medicines Agency) through their standardized Scientific Review process. Subject to finalizing the pending protocol amendment, timing for the final analysis of the poor prognosis subpopulation is projected to occur by the end of 2015, while the final analysis for the entire study population is projected to occur in the second half of 2016.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or N SCLC. This trial was initiated in September 2012. We have filed a protocol amendment with the FDA and with regulatory agencies in other countries to amend the statistical design and analysis plan of the ENSPIRIT trial. Under the revised protocol, we made changes that we believe will be useful as we evaluate custirsen in patients with non-small cell lung cancer. First, we revised the hypothesized hazard ratio to 0.75 instead of 0.80, reducing the required sample size from 1,100 to 700 patients. This also affects the critical hazard ratio, or the hazard ratio required to achieve statistical significance.  Previously, the critical hazard ratio was 0.87 and is now 0.84.  Recent non-small lung cancer drug approvals have hazard ratios that were 0.86 and lower.  The original 1,100 patient design yielded a critical hazard ratio of 0.87 – a ratio that is not likely clinically relevant or approvable, whereas the revised design with 700 patients and a critical hazard ratio of 0.84 is relevant and likely approvable.   We believe these revised thresholds are more appropriately aligned to the interests of both treating clinicians and their patients. This change also maintains 90% power while assessing for a more clinically meaningful difference for custirsen treatment. The goal of the ENSPIRIT amendment is to provide a better assessment of more clinically relevant survival benefit when adding custirsen to second-line docetaxel. Second, we revised the final interim futility analysis with more rigorous criteria in order to continue the trial due to lack of futility. The trial will not be stopped early in order to claim efficacy. The first interim futility analysis was completed in August 2014 and the second revised interim futility analysis was completed in July 2015. The trial is continuing based on the recommendation of the Independent Data Monitoring Committee. Based on current ENSPIRIT enrollment projections and the changes outlined in the protocol amendment filed with the FDA, we believe final survival results could be available in the second half of 2016. Third, we included an additional objective to analyze survival outcome based on NSCLC histology as part of the other non-primary analyses.

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

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval.The OCRA trials, with exception of the Pacific™ Trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either PFS or survival

Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with a first-line standard of care chemotherapy regimen (gemcitabine and cisplatin) in the metastatic setting. Results from an exploratory analysis showed that metastatic bladder cancer patients with poor prognostic features (lower performance status, liver involvement, low hemoglobin and high alkaline phosphatase) benefited from the addition of 600mg apatorsen to first-line chemotherapy (OS HR = 0.72) compared to chemotherapy alone.  Patients in the trial with a Karnofsky Performance Status (KPS) of 80% or less, a common indicator of poor prognosis, experienced a 50% reduction in risk of death with the addition of apatorsen therapy (OS HR = 0.50). These results were presented in an oral session on June 1, 2015 at ASCO.

Our current apatorsen development activities for pancreatic cancer include the following clinical trial:

•

The Rainier™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension)(albumin-bound) and gemcitabine in approximately 130 patients with previously untreated metastatic pancreatic cancer. The objective of the trial will be overall survival, with additional analyses to evaluate PFS, tumor response rates, safety, tolerability, and the effect of therapy on Hsp27 levels. Survival outcomes in patients who were at increased risk for poor outcomes will also be prospectively evaluated. The trial was initiated in August 2013 and patient enrollment was completed in December 2014. Top line survival data are expected by the end of 2015.

Our current apatorsen development activities for bladder cancer include the following clinical trial:

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. We expect to enroll approximately 200 patients. This trial was initiated in April 2013 and is expected to complete enrollment in the third quarter of 2015.

Our current apatorsen development activities for NSCLC include the following clinical trials:

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The trial randomized approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. Primary PFS endpoint data is expected in the first half of 2016.

•

The Cedar™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous NSCLC. Patients also continue weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The trial is expected to randomize approximately 140 patients. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels, explore potential biomarkers that may help predict response to treatment and survival outcomes in patients who were at increased risk for poor outcomes. The trial was initiated in July 2014 and is enrolling patients.

Our current apatorsen development activities for prostate cancer include the following clinical trial:

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. We expect approximately 80 patients will be enrolled. The trial was initiated in December 2012 and is enrolling patients.

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

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva shall deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date. As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin.

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

Under the prior Collaboration Agreement with Teva, we were required to spend $30 million in direct and indirect development costs for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our development expenses. In December 2012, we had spent the required $30.0 million in development costs related to custirsen. In accordance with the Termination Agreement, Teva was required to and did fund all additional expenses under the clinical development plan through December 31, 2014, after which date we took over responsibility for future costs following termination of our Collaboration Agreement. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any.

Final analyses of clinical trials involving our product candidates are dependent on and driven by timing of disease progression and/or survival events occurring and as a result we cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever.

Our projects or intended R&D activities may be subject to change from time to time as we evaluate our R&D priorities and available resources.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, finance and accounting, corporate communications, human resources and other administrative functions, as well as consulting costs, including market research, business consulting and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at June 30, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the six months ended June 30, 2015 or 2014.

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

Results of Operations

For the three and six months ended June 30, 2015 and 2014

Revenue

Revenue for the three and six months ended June 30, 2015 decreased to $4.0 million and $5.4 million, respectively, from $4.9 million and $16.7 million for the three and six months ended June 30, 2014, respectively. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen. The decrease in 2015 as compared to 2014 was due primarily to lower clinical trial costs for the AFFINITY and Borealis-1 trials as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs which we became responsible for pursuant to the Termination Agreement with Teva.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Clinical development programs:
Custirsen	$3,333	$4,618	$4,525	$15,965
Apatorsen	$1,087	$2,600	$1,615	$5,314
Other research and development	$2,125	$2,665	$4,077	$5,507
Total research and development expenses	$6,545	$9,883	$10,217	$26,786

R&D expenses for the three and six months ended June 30, 2015 decreased to $6.5 million and $10.2 million, respectively, from $9.9 million and $26.8 million for the three and six months ended June 30, 2014, respectively. The decrease in 2015 as compared to 2014 was due primarily to lower clinical trial costs for the AFFINITY and Borealis-1 trials as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs which we became responsible for after the termination of our Collaboration Agreement with Teva.

General and Administrative Expenses

G&A expenses for the three and six months ended June 30, 2015 increased to $3.1 million and $5.8 million, respectively, from $2.7 million and $5.4 million for the three and six months ended June 30, 2014, respectively. The increase in 2015 as compared to 2014 was due primarily to higher professional fees.

Gain (Loss) on Warrants

We recorded a loss of $0.5 million and a gain of $35,000 on the revaluation of our outstanding warrants for the three and six months ended June 30, 2015, respectively. We recorded a gain of $0.6 million and loss of $0.1 million on revaluation of the warrants for the three and six months ended June 30, 2014, respectively. We revalue the warrants at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $170.5 million through June 30, 2015, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of June 30, 2015, our cash, cash equivalents, and short-term investments increased to $60.2 million from $47.1 million as of December 31, 2014.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date. Teva shall deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date.

Pursuant to the Termination Agreement, Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the return of any remaining balance from the hold-back, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen.

In April 2015, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a Purchase Agreement, pursuant to which we have the right to sell to LPC up to $18.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, for aggregate gross proceeds of $2.0 million. Each Series A-1 Unit consisted of (i) one share of common stock and (ii) one warrant to purchase one-quarter of a share of common stock at an exercise price of $2.40 per share. After the initial purchase, we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $16.0 million. We may direct LPC to purchase such additional shares as often as every business day over the 24-month term of the Purchase Agreement in increments of up to 125,000 shares of common stock, with such number of shares increasing as the closing sale price of our common stock increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional shares of common stock as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock. We did not receive any cash proceeds from the issuance of these shares.

From April 1, 2015 through August 13, 2015, we offered and sold 6,814,980 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $18.0 million and offering expenses of $0.4 million. As of August 13, 2015, no further amounts remained available for sale under this offering program.

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations late into the fourth quarter of 2016. Our currently planned operations are set forth below under the heading Operating Capital and Capital Expenditure Requirements.

Cash Flows

Cash Provided by Operations

For the six months ended June 30, 2015, net cash provided by operating activities increased to $10.2 million from $4.6 million used in the six months ended June 30, 2014. The increase in cash provided by operations in 2015 compared to cash used for operations in 2014 was primarily attributable to a cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015.

Cash Provided by Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities decreased to $3.2 million from $6.1 million for the six months ended June 30, 2014. Net cash provided by financing activities in the six months ended June 30, 2015 relates to proceeds received from the financing through our purchase agreement with LPC. Net cash provided by financing activities in the six months ended June 30, 2014 related to proceeds from the sale of shares of common stock through our “at the market” equity offering program, an advance payment of a portion of the proceeds from the underwritten registered direct offering completed in July 2014 and the exercise of stock options.

Cash Provided by Investing Activities

For the six months ended June 30, 2015, net cash provided by investing activities decreased to $6.7 million from $24.6 million for the for the six months ended June 30, 2014. Net cash provided by investing activities in the six months ended June 30, 2015 and 2014 was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations, we believe that our cash, cash equivalents, short-term investments and amounts received from the sale of common stock to LPC in the third quarter of 2015, will be sufficient to fund our currently planned operations late into the fourth quarter of 2016, which may include:

•

announcing AFFINITY trial results, the phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC with final results of the poor prognosis subpopulation by the end of 2015 and final analysis for the ITT population in the second half of 2016, depending on timing of the event-driven final analysis and subject to completion of the proposed protocol amendment;

•

announcing ENSPIRIT trial results, the phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 700 patients with NSCLC. Final survival results could be available in the second half of 2016;

•

announcing Rainier trial results, the investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen in combination with Abraxane® and gemcitabine in patients with previously untreated metastatic pancreatic cancer, expected by the end of 2015;

•

announcing Spruce trial results, the investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC, expected in the first half of 2016;

•

completing enrollment  in the Borealis-2 trial, the investigator-sponsored, randomized, controlled phase 2 trial evaluating apatorsen in patients with advanced or metastatic bladder cancer who have disease progression following initial platinum-based chemotherapy first-line treatment and are eligible to receive docetaxel second-line chemotherapy, expected in the third quarter of 2015;

•

announcing Pacific trial results, an investigator-sponsored randomized phase 2 trial evaluating apatorsen treatment in combination with Zytiga in patients with prostate cancer, with preliminary results expected in 2016; and

•

continued enrollment in the Cedar trial, the investigator-sponsored, randomized phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC.

Results from the custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We would require additional funding to support our operations if we were to continue the AFFINITY or ENSPIRIT trials beyond their anticipated data result dates, spend capital on activities related to product launch, acquire or invest in other assets, conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225, if the clinical trials cost more than we anticipate, or if custirsen is successful in a phase 3 trial with no partnership. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt, including the sale of common stock pursuant to an at-the market offering. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

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

•	our ongoing level of focus and efforts to develop and commercialize custirsen and apatorsen;

•	success of custirsen, apatorsen and our other product candidates;

•	timing, costs and results of drug discovery and R&D; and

•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2015.

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

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2015	2014
Total Assets	$63,356	$56,291
Total Liabilities	35,165	22,232
Total Equity	28,191	34,059

The increase in assets at June 30, 2015 compared to December 31, 2014 was primarily due to an increase in cash as a result of the cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015 and proceeds received from the financings under our purchase agreement with LPC. The increase in liabilities at June 30, 2015 compared to December 31, 2014 is primarily due to recognizing the advance reimbursement payment from Teva as deferred collaboration revenue.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.5 million in the fair value of our investments as of June 30, 2015.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended June 30, 2015.

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

During the quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Positive results from preclinical studies and clinical trials, including those results from the custirsen or apatorsen clinical trials conducted to dateand any exploratory analysis, should not be relied on as evidence that on-going, amended, planned to be amended or later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

Even after the completion of our planned Phase 3 clinical trials, the FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

We have amended or proposed future amendments for some of our ongoing clinical trials to incorporate observations from our other completed clinical trials.  These observations may not be applicable to other stages of disease, or in combination with other therapies or indications.  In planning or completing amendments to our trials, the statistical requirements to demonstrate success have been increased. This is due to including fewer patients for the primary evaluation and/or due to allowing for the chance of success to be determined in either of two primary evaluations, rather than only having one primary evaluation specified.  Accordingly, if the observations from other completed trials are applied as amendments to our ongoing trials but prove not to be applicable to our ongoing trials, the results might indicate that our original trial design would have been successful if the changes had not been made to the original statistical requirements.

The termination of our Collaboration Agreement with Teva has resulted in us being required to take over responsibility for conducting the ongoing custirsen trials, and further development and commercialization of custirsen will require significant resources from us or another collaborator.

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our Collaboration Agreement. Under the terms of the Termination Agreement, we received approximately $23.2 million and regained all rights to custirsen and responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. As a result, Teva is transitioning the responsibilities associated with conducting the ongoing custirsen clinical trials to us and is using commercially reasonable efforts to assign all third-party contracts related to the ENSPIRIT trial to us. Some of these third parties may not agree to assignment of the contracts to us on the same terms they did with Teva, or at all, and Teva may fail to identify third-party contracts that are necessary to conduct the ongoing trials. We are also relying on Teva to assist in certain development and regulatory activities as custirsen is transitioned back to the Company. If these activities are not completed in a timely or satisfactory manner, there may delays in development of custirsen, diversion of management’s attention and potentially reduced resources for the apatorsen clinical trials.

As part of the Termination Agreement, we provided Teva with a hold-back in the amount of $3 million to pay for certain vendor expenses incurred prior to the closing date. If Teva does not use those funds to pay vendors expenses as they come due or if any remaining amounts under the holdback are not returned to us, we could be become liable for additional expenses and vendor relationships could be harmed.

Additionally, further development of custirsen will require significant resources from us or another collaborator. We will not receive any future cash reimbursements from Teva for costs incurred by us in connection with the clinical development of custirsen, and we are required to fund all future development and commercialization ourselves if we are unable to find another collaborator. We expect that the $23.2 million payment from Teva along with our existing capital resources will allow for the completion and final results from the AFFINITY and ENSPIRIT trials, but we will need to acquire additional capital or enter into a new partnership or collaboration agreement to fund additional development or commercializtion. There are no assurances that we will have access to additional capital or find a new collaborator, or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the custirsen development process. If we determine to discontinue the development of custirsen, or any ongoing clinical trials, we would not receive any future return on our investment from that product candidate, or a specific indication.

We rely on third parties to manufacture and supply our product candidates and other agents used in our clinical trials and potential future commercial use. A decrease in the availability or quality of any of these products or agents could increase clinical trial costs, delay or halt clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, resulting in additional losses and depriving us of potential product revenue.

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

Prior to the termination of our collaboration agreement with Teva, Teva manufactured custirsen drug product and, pursuant to the Termination Agreement, it has discontinued such activities.  In addition to selection of a new drug product supplier, we will require technology and methods transfer, validation processes and stability data in order to manufacture drug product and submit our NDA, if applicable.  We cannot assure you that we will find a new manufacturer of drug product whose terms or timing would be acceptable to us and we may not have sufficient resources to commence certain activities as soon as required. As a result, we could experience a significant delays in custirsen’s development and potential future commercialization.

If, in the future, one of our product candidates is approved for commercial sale, we, or a pharmaceutical partner that has licensed such product candidate, may need to manufacture that product candidate in commercial quantities. We cannot provide assurance that the third-party manufacturers with which we have contracted in the past will have sufficient capacity to satisfy our future manufacturing needs, that we will be able to negotiate additional purchases of API or drug product from these or alternative manufacturers on terms favorable to us, if at all, or that a pharmaceutical partner that has licensed such product candidate will have sufficient capacity or expertise to satisfy future needs.

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

Completing additional clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen.

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

To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our development plan and protocol. Moreover, the FDA and non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is not available on commercially reasonable terms.

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the Collaboration Agreement with Teva. In April 2015, our Collaboration Agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements late into the fourth quarter of 2016. However, if patients live longer as a result of new or investigational therapies, the trials proceed slower or take longer than expected to complete, or are initiated later than expected, we change our development plans, acquire rights to new product candidates, cannot find third-party collaborators for our other product candidates, or engage in commercialization and product launch activities, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	the scope and results of our clinical trials and preclinical studies;
•	whether we experience delays in our clinical and preclinical development programs, or experience slower-than-anticipated product development or rate of events;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	our ability to forecast the cost of our ongoing development activities, including the ENSPIRIT trial
•

the timing and requirements of, and the costs involved in, making protocol amendments to any of our ongoing studies prior to their completion and conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

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

•	whether we modify our development program, including terminating and starting new trials;
•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates; and
•	whether we engage in commercialization and product launch activities.

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

We may seek to partner with third-party collaborators with respect to the development and commercialization of our product candidates, and we cannot control whether we will be able to do so on favorable terms, if at all.

Our business strategy relies in part on potentially partnering successful product candidates with larger companies to complement our internal development and commercialization efforts. We will be competing with many other companies as we seek partners for our product candidates and may not be able to compete successfully against those companies. If we are not able to enter into collaboration arrangements for our product candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, or we delay such activities due to capital availability, our business could be materially and adversely affected, and potential future product launch could be materially delayed, be less successful, or we may be forced to discontinue clinical development of these product candidates.

Our product candidates may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

Since patients in our clinical trials have advanced stages of cancer, we expect that additional adverse events, including serious adverse events, will occur.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or non-U.S. regulatory authorities for any or all targeted indications or decrease the competitive opportunity of the product candidate which may decrease sales potential. This, in turn, could prevent us from commercializing our product candidates and generating revenue from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	we may elect to terminate the ongoing clinical trials and cease development of the product;
•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	a product may become less competitive and product sales may decrease; and
•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from the sale of the product. Historic events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or the inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

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

We will need to expand and effectively manage our managerial, operational, financial, development, commercialization and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. In connection with the termination of the Collaboration Agreement with Teva, we will need to take on additional management activities such as regulatory, drug supply and pharmacovigilance that was previously managed by Teva. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, John Bencich and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Mr. Bencich and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

Should custirsen receive marketing approval in the United States, Canada, or elsewhere in the world, we would need to hire a substantial number of specialized personnel, including field-based medical affairs representatives. In turn, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result.

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

Pursuant to our purchase agreement with LPC, we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $16.0 million and we have exercised this right. We have directed LPC to purchase additional shares and may further direct LPC to purchase additional shares as often as every business day over the 24-month term of the Purchase Agreement in increments of up to 125,000 shares of common stock, with such amounts increasing as the closing sale price of our common stock increases. The purchase price of shares of common stock pursuant to the Purchase Agreement have been and will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we have controlled and will control the timing and amount of any sales of common stock to LPC. In addition, we have directed and we may direct LPC in the future to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. The sale of additional shares of our common stock pursuant to our purchase agreement with LPC has or will have a dilutive impact on our existing stockholders. Sales by us to LPC could cause the market price of our common stock to decline significantly. Sales of our common stock under the purchase agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the purchase agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on May 22, 2015).

4.1	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on April 30, 2015).

10.1

Purchase Agreement, dated as of April 30, 2015, by and between OncoGenex Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on April 30, 2015).

10.2+	Termination Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd..

10.3

OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated (incorporated by reference to
Appendix A to the Company’s Definitive Proxy Statement (File No. 033-80623) filed with the SEC on April 16, 2015).

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

+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOGENEX PHARMACEUTICALS, INC.

Date: August 13, 2015	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on May 22, 2015).

4.1	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on April 30, 2015).

10.1

Purchase Agreement, dated as of April 30, 2015, by and between OncoGenex Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-80623) filed with the SEC on April 30, 2015).

10.2+	Termination Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd..

10.3

OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 033-80623) filed with the SEC on April 16, 2015).

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

+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Exchange Act.