Form 10-Q
period 2015-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2015-11-12
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $0.001 par value	29,804,273

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$42,477	$27,897
Restricted cash [note 4]	—	251
Short-term investments [note 4]	23,460	19,160
Interest receivable	48	113
Amounts receivable	13	5,676
Prepaid expenses	1,599	2,165
Other current assets	—	499
Total current assets	67,597	55,761
Restricted cash [note 4]	222	—
Property and equipment, net	380	257
Other assets	38	273
Total assets	$68,237	$56,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,779	$72
Accrued liabilities other	811	863
Accrued clinical liabilities	9,968	13,462
Accrued compensation	1,610	1,333
Current portion of long-term obligations [note 6 and 7]	53	236
Lease termination liability [note 6 and note 7]	1,250	3,250
Deferred collaboration revenue [note 3]	11,041	—
Warrant liability [note 4 and note 5]	2,836	3,002
Total current liabilities	29,348	22,218
Long-term obligations, less current portion [note 7]	117	14
Total liabilities	29,465	22,232
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,832,907 and 22,630,652 issued at Sept 30, 2015 and December 31, 2014, respectively, and 29,798,914 and 22,621,426 outstanding at Sept 30, 2015 and December 31, 2014, respectively	30	22
Additional paid-in capital	211,187	191,373
Accumulated deficit	(175,087)	(159,958)
Accumulated other comprehensive income	2,642	2,622
Total stockholders' equity	38,772	34,059
Total liabilities and stockholders' equity	$68,237	$56,291
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
COLLABORATION REVENUE (note 3)	$6,737	$4,803	$12,136	$21,463
EXPENSES
Research and development	8,303	9,586	18,520	36,372
General and administrative	3,125	2,459	8,890	7,892
Total operating expenses	11,428	12,045	27,410	44,264
OTHER INCOME (EXPENSE)
Interest income	24	3	91	19
Other	(14)	(11)	(60)	(14)
Warrant issuance costs	—	(531)	—	(531)
Gain (loss) on warrants	131	2,874	166	2,768
Total other income (expense)	141	2,335	197	2,242
Net loss	$(4,550)	$(4,907)	$(15,077)	$(20,559)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	5	(4)	20	(6)
Total other comprehensive income (loss)	5	(4)	20	(6)
Comprehensive loss	$(4,545)	$(4,911)	$(15,057)	$(20,565)
Basic and diluted net loss per common share [note 5]	$(0.16)	$(0.23)	$(0.60)	$(1.21)
Shares used in computation of basic and diluted net loss per common share [note 5]	28,538,918	21,079,310	24,914,844	16,952,793

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net loss	$(15,077)	$(20,559)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrants	(166)	(2,768)
Warrant Issue Costs	—	531
Depreciation	178	165
Stock-based compensation [note 5 [c] and note 5 [d]]	1,940	2,968
Changes in operating assets and liabilities:
Interest receivable	65	199
Amounts receivable	5,663	3,830
Prepaid expenses and other assets	1,554	3,646
Accounts payable	1,707	1,423
Accrued liabilities other	(2,052)	229
Accrued clinical liabilities	(3,494)	1,154
Accrued compensation	277	(596)
Restricted cash	29	63
Excess lease liability [note 6]	(194)	(582)
Lease obligation	113	(67)
Deferred collaboration revenue [Note 3]	11,041	—
Net cash (used in) provided by operating activities	1,584	(10,364)
Financing Activities:
Proceeds from the exercise of stock options	—	30
Proceeds received in advance related to the July 2014 registered offering	—	2,860
Proceeds from issuance of common shares, net of issuance costs	—	22,372
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs [note 5 [b]]	17,629	—
Taxes paid related to net share settlement of equity awards	(52)	(28)
Net cash provided by financing activities	17,577	25,234
Investing Activities:
Purchase of investments	(22,942)	(5,279)
Proceeds from sale of investments	1,003	—
Proceeds from maturities of investments	17,659	24,846
Purchase of property and equipment	(301)	(80)
Net cash (used in) provided by investing activities	(4,581)	19,487
Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	14,580	34,357
Cash and cash equivalents at beginning of period	27,897	14,593
Cash and cash equivalents at end of period	$42,477	$48,950
Supplemental Disclosure of Cash Flow Information:
Non cash financing activities
Issued common stock in consideration for the purchase agreement with Lincoln Park Capital [note 5]	$254	$—

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

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated. Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Accrued liabilities other and accrued clinical liabilities were reclassified and shown separately on the face of the consolidated balance sheet rather than combined into one as accrued liabilities.

2. ACCOUNTING POLICIES

Pending Adoption of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40), or ASU 2014-15. ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2014. Depending on our capital resources and forecasted expenses at the time of adoption, the impact of ASU No. 2014-15 could have an impact on our consolidated financial statements and related disclosures.

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

3. COLLABORATION AGREEMENT

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a collaboration agreement, or Collaboration Agreement, with Teva Pharmaceutical Industries Ltd., or Teva, for the development and global commercialization of custirsen (and related compounds), a pharmaceutical compound designed to inhibit the production of clusterin, a protein we believe is associated with cancer treatment resistance, or the Licensed Product. In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a termination agreement. In April 2015, OncoGenex Technologies and Teva entered into an agreement, or the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen.

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva shall deduct from the $3.0 million hold-back certain custirsen-related costs incurred after January 1, 2015 that may arise after the Closing Date. Teva will pay us (i) one-half of the then remaining hold-back amount six months after the Closing Date, (ii) one-half of the then remaining hold-back amount nine months after the Closing Date and (iii) the entire then remaining hold-back amount 12 months after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. As of September 30, 2015 the amount of the holdback had been almost fully deducted by Teva for certain custirsen-related development costs incurred after January 1, 2015. We expect to receive only a nominal amount from the $3.0 million hold- back as a result of our paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

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

Revenue for the three and nine months ended September 30, 2015 was $6.7 and $12.1 million, respectively, which consists of partial recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of September 30, 2015, a remaining balance of $11.0 million of the advanced reimbursement payment was recorded in deferred collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and will be recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen.

Isis and UBC License Agreements

Pursuant to the terms of the agreements with Isis and UBC, we anticipate we will pay royalties to third-parties of 4.0% to 8.0% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Isis in 2014. In addition, pursuant to the terms of the agreement with Isis, we are required to pay to Isis up to 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May and November 2015, we received communications from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Isis has asserted that our failure to make such payments constitutes a material breach of the license agreement with Isis. We do not, however, believe that any payments are due to Isis. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Isis.

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

Warrants

As of September 30, 2015, we recorded a $2.8 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefor are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash	$16,735	$—	$—	$16,735
Money market securities	25,742	—	—	25,742
Restricted cash (Note 7)	222	—	—	222
Corporate bonds and commercial paper	—	23,460	—	23,460
Total assets	$42,699	$23,460	$—	$66,159
Liabilities
Warrants	$—	$—	$2,836	$2,836

The following table presents the changes in fair value of our total Level 3 financial liabilities for the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	September 30,
	2014	Warrants	warrants	2015
Warrant liability	$3,002	$—	$(166)	$2,836

Cash, cash equivalents and marketable securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2015	Cost	Gains	Losses	Fair Value
Cash	$16,735	$—	$—	$16,735
Money market securities	25,742	—	—	25,742
Total cash and cash equivalents	$42,477	$—	$—	$42,477
Money market securities (restricted cash)	222	—	—	222
Total restricted cash	$222	$—	$—	$222
Corporate bonds and commercial paper	23,459	5	(4)	23,460
Total short-term investments	$23,459	$5	$(4)	$23,460

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2015 and 2014.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at September 30, 2015, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

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

Pursuant to the Purchase Agreement, LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, with each Series A-1 Unit consisting of (a) one share of Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $2.40 per share, or Series A-1 Warrant.  Each Series A-1 Warrant is exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Series A-1 Warrants were issued only as part of the Series A-1 Units in the initial purchase of $2.0 million and no warrants were issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, as often as every business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $16.0 million (subject to certain limitations) of shares of common stock, we had the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 125,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The NASDAQ Capital Market increased. The purchase price of shares of common stock pursuant to the Purchase Agreement was based on prevailing market prices of common stock at the time of sales without any fixed discount, and we controlled the timing and amount of common stock sold to LPC. In addition, we had the right to direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock; no cash proceeds were received from the issuance of these shares.

From April 30, 2015 through August 13, 2015, we offered and sold 6,814,980 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $18.0 million and offering expenses of $0.4 million. As of August 13, 2015, no further amounts remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the nine month period ended September 30, 2015, we issued no common shares to satisfy stock option exercises and 260,676 common shares to satisfy restricted stock unit settlements, respectively, compared with the issuance of 10,000 and 199,849 common shares to satisfy stock option exercises and restricted stock unit settlements, respectively, during the nine month period ended September 30, 2014.

[c]	Stock options

2010 Performance Incentive Plan

At our 2015 Annual Meeting of Stockholders held on May 21, 2015, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 2,800,000 to 4,300,000. At our 2014 Annual Meeting of Stockholders held on May 29, 2014, our stockholders approved an amendment to our 2010 Performance Incentive Plan. As a result of this amendment, the 2010 Plan was amended to provide for an increase in the total shares of common stock available for issuance under the 2010 Plan from 2,050,000 to 2,800,000.

As of September 30, 2015, we had reserved, pursuant to various plans, 4,138,001 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,723,596 were reserved for options currently outstanding, 645,109 were reserved for restricted stock units currently outstanding and 1,769,296 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2014	1,283,419	$10.55
Granted	493,297	1.93
Expired	—	—
Exercised	—	—
Forfeited	(53,120)	14.37
Balance, September 30, 2015	1,723,596	$7.97

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2015	2014
Risk-free interest rates	1.74%	1.83%
Expected dividend yield	0%	0%
Expected life	5.8 years	5.9 years
Expected volatility	62.31%	81.51%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity based upon the AFFINITY clinical data results we expect to receive by the end of 2015, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$351	$513	$920	$1,454
General and administrative	$361	439	1,020	1,514
Total stock-based compensation	$712	$952	$1,940	$2,968

As of September 30, 2015 and December 31, 2014, the total unrecognized compensation expense related to stock options granted was $2.1 million and $2.7 million respectively, which is expected to be recognized as expense over a period of approximately 2.2 years from September 30, 2015.

For the three and nine months ended September 30, 2015, a total of 7.6 million shares, consisting of  5.3 million warrants, 1.7 million options and 0.6 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2014, a total of 8.3 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2015, $0.4 million and $1.0 million of compensation expense was recognized related to these awards, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2014.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2015:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2014	680,201	$7.34
Granted	245,400	1.93
Settled	(260,676)	8.21
Forfeited or expired	(19,816)	7.27
Balance, September 30, 2015	645,109	$4.94

As of September 30, 2015, we had approximately $2.4 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.4 years.

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

The following is a summary of outstanding warrants to purchase common stock at September 30, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(4) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the nine months ended September 30, 2015 or 2014.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The warrants issued in the October 2010 financing and the Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model. Subsequent to September 30, 2015, 1,587,301 warrants issued in the October 2010 financing expired unexercised.

	As of
	September 30,
October 2010 Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	0.33%	0.15%
Expected dividend yield	0%	0%
Expected life	0.06 years	1.06 years
Expected volatility	105.90%	102.90%

	As of
	September 30,
Series A and Series B Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	1.09%	1.68%
Expected dividend yield	0%	0%
Expected life	3.75 years	4.75 years
Expected volatility	70.15%	61.81%

6. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction, or Arrangement, with OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which was considered to be in excess of our current requirements. The liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and had been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Non-controlling Interest.” In February 2015, we entered into a Lease Termination Agreement with the landlord for the office space in Bothell such that the lease terminated effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR-217TH Place LLC, or BMR, a $2.0 million termination fee. We may also pay BMR an additional termination fee of $1.3 million if we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million.

As a result of the Lease Termination Agreement, we have recorded the lease termination fees and have made an adjustment to the lease liability to reflect the change in estimated liability.

The following represents our best estimate of the liability.

	Liability at	Amortization	Reduction	Liability at
	December 31,	of excess	of	September 30,
(In thousands)	2014	lease facility	Liability	2015
Current portion of excess lease facility	$194	$(194)	$—	$—
Long-term portion of excess lease facility	—	—	—	—
Total	$194	$(194)	$—	$—

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related development expenses incurred by Teva between January 1, 2015 and the Closing Date. As of September 30, 2015, the amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the January 1, 2015. We expect to receive only a nominal amount from the $3.0 million hold-back.

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

In addition, we are required to pay to Isis up to 30% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May and November 2015, we received communications from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Isis has asserted that our failure to make such payments constitutes a material breach of the license agreement with Isis. We do not, however, believe that any payments are due to Isis. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Isis. We are also obligated to pay to UBC certain patent costs and annual license maintenance fees for the extent of the patent life of CAD $8,000 per year. We paid Isis and UBC USD $0.8 million and CAD $0.1 million, respectively, in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Isis under the terms of the agreement in 2014 and do not anticipate making any royalty payments to Isis under the terms of the agreement in 2015. The UBC agreements have effective dates ranging from November 1, 2001 to April 5, 2005 and each agreement expires upon the later of 20 years from its effective date or the expiry of the last patent licensed thereunder, unless otherwise terminated.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2016.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2015	22
2016	65
Total	$87

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises will start at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. The Landlord has agreed to provide us with a construction allowance of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. We had the option to rent an additional 8,054 square feet before August 1, 2015. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space which commenced on August 1, 2015.

The future minimum lease payments under the new Bothell lease are as follows (in thousands):

2015	65
2016	267
2017	281
2018	95
Total	$708

Consolidated rent expense related to the Bothell, Washington and Vancouver, Canada offices in the three and nine months ended September 30, 2015 was $0.1 million and $0.8 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2014 was $0.7 million and $2.1 million, respectively.

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

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at September 30, 2015.

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

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2015.

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

8. SUBSEQUENT EVENTS

Common Stock Warrants

On October 23, 2015, 1,587,301 common stock warrants issued in the October 2010 financing expired unexercised.

Shelf Registration

On October 29, 2015, we filed a Form S-3 shelf registration statement for the purposes of issuing, in the future, various securities not to exceed $100.0 million. The securities which we may issue in any combination pursuant to the shelf registration statement include: debt securities; common stock; preferred stock and warrants. As of November 12, 2015, the Company has not issued any securities under this shelf registration statement.

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

Overview

We are an emerging leader in next generation cancer therapeutics. Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. We have developed a pipeline of late-stage product candidates that are designed to block the production of specific proteins that promote treatment resistance in cancer. We believe our therapies have the potential to redefine treatment outcomes in a variety of cancers. We have three product candidates in our pipeline: custirsen, apatorsen and OGX-225, each of which has a distinct mechanism of action and represents a unique opportunity for cancer drug development. Of the product candidates in our pipeline, custirsen and apatorsen are clinical-stage assets being evaluated in two phase 3 studies and four phase 2 studies, respectively.

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

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated or completed:

•

The SYNERGY Trial: The completed phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen's known adverse event profile. Subsequent exploratory analyses showed improved overall survival for those men who received custirsen and who were at increased risk for poor outcomes. Those preliminary results showed a 27% lower rate of death for patients who were at increased risk for poor outcomes and received custirsen. Based on these findings, we have amended the AFFINITY trial as outlined below and may consider a similar amendment to the ENSPIRIT trial.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. AFFINITY was initiated in August 2012 and completed enrollment of approximately 630 patients in September 2014. In January 2015, a single interim futility analysis was completed and per recommendation of an Independent Data Monitoring Committee, or IDMC, the trial continued as planned.

Exploratory analyses from the SYNERGY trial showed a significant survival benefit in men who received custirsen and who were at increased risk for poor outcomes. Men with an increased risk for poor outcomes are identified as having two or more of five common features: poor performance status, elevated prostate specific antigen, or PSA, elevated lactate dehydrogenase, or LDH, decreased hemoglobin, and the presence of liver metastasis.

Based on these findings, we sought advice from regulatory authorities to amend the AFFINITY trial to include these learnings and to adjust the statistical analysis plan accordingly. Both the FDA and European Medicines Agency, or EMA, have completed their review and are supportive of the proposed amendment to the AFFINITY protocol and statistical analysis plan. The following protocol amendment has been submitted to all participating countries where the trial is being conducted:

o

The inclusion of a co-primary survival objective for evaluating survival benefit in a subpopulation of men who were at increased risk for poor outcomes as well as for all men enrolled into the study, known as the intent-to-treat (ITT) population.

o

A revised statistical analysis plan including the hypothesized hazard ratio, or HR, for the subpopulation who are at an increased risk for poor outcomes specified to be 0.69 with the critical HR ≤ 0.778. The hypothesized HR for the ITT population, remains unchanged as 0.75 with the critical HR ≤ 0.820.

o

The inclusion of an interim analysis for the ITT population at the same time as the final analysis occurs for the subpopulation. This interim analysis has both futility and early efficacy criteria defined for the ITT population.

If the earlier final analysis on those patients who are at an increased risk for poor outcomes shows a survival benefit for custirsen, we could initiate a regulatory submission at that time. The entire trial could also show early efficacy based on the interim assessment for the ITT population. Timing for the final analysis of the poor prognosis subpopulation is projected to occur by the end of 2015, while the final analysis for the entire study population is projected to occur in the second half of 2016.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with non-small cell lung cancer, or NSCLC. This trial was initiated in September 2012.

The first interim futility analysis was completed in August 2014 and the final revised interim futility analysis was completed in July 2015. Per recommendation of an IDMC, the trial continued as planned. A protocol amendment has been submitted and approved by all regulatory agencies in participating countries to amend the statistical design and analysis plan of the ENSPIRIT trial including the following:

o

A revised statistical analysis plan including the hypothesized HR, to be 0.75 with the critical HR of ≤ 0.84, reducing the required sample size from 1,100 to 700 patients.  This change maintained 90% power while assessing for a more clinically relevant survival benefit when adding custirsen to second-line docetaxel.

o

A revision to the final interim futility analysis with more rigorous criteria in order to continue the trial due to lack of futility. This was successfully completed in July 2015, the trial continued as planned.

o	The inclusion of an additional objective to analyze survival outcome based on NSCLC histology as part of the other non-primary analyses.

We believe these amendments, specifically the revised statistical thresholds, are more appropriately aligned to the interests of both treating clinicians and their patients. Dependent upon additional clinical results, we may consider further amendments to the ENSPIRIT trial. Based on current ENSPIRIT enrollment projections and the changes outlined in the protocol amendment, we believe final survival results could be available in the second half of 2016.

Custirsen has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for second-line treatment of metastatic CRPC when combined with cabazitaxel and prednisone and for the second-line treatment of advanced NSCLC when combined with docetaxel in patients with disease progression following treatment with a first-line, platinum-based chemotherapy doublet regimen.

We and collaborating investigators have completed one phase 3 clinical trial and five phase 2 clinical trials to evaluate the ability of custirsen to enhance the effects of therapy in prostate, non-small cell lung and breast cancers. Results have been presented for each of these trials.

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

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval. The ORCA trials, with exception of the Pacific™ Trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either progression free survival, or PFS, or survival.

Six phase 2 apatorsen clinical trials have been initiated or completed under the ORCA program:

Completed Trials

•

The Borealis-1™ Trial: Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating apatorsen in combination with a first-line standard of care chemotherapy regimen (gemcitabine and cisplatin) in the metastatic setting. Results from an exploratory analysis showed that metastatic bladder cancer patients with poor prognostic features (lower performance status, liver involvement, low hemoglobin and high alkaline phosphatase) benefited from the addition of 600mg apatorsen to first-line chemotherapy (OS HR = 0.72) compared to chemotherapy alone.  Patients in the trial with a Karnofsky Performance Status (KPS) of 80% or less, a common indicator of poor prognosis, experienced a 50% reduction in risk of death with the addition of apatorsen therapy (OS HR = 0.50). These results were presented in an oral session on June 1, 2015 at ASCO and additional analyses were presented on September 28, 2015 at the European Cancer Congress, or ECC.

•

The Rainier™ Trial: Our completed investigator-sponsored Rainier™ phase 2 trial was a randomized, placebo-controlled trial evaluating apatorsen in combination with ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin-bound) and gemcitabine compared to ABRAXANE and gemcitabine alone in patients with untreated metastatic pancreatic cancer. The addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate a survival benefit compared to ABRAXANE and gemcitabine alone. The study was sponsored and conducted by Sarah Cannon Research Institute (SCRI) and further results will be presented by SCRI at a future medical meeting. Based on the results, we are not pursuing further development of apatorsen in metastatic pancreatic cancer.

Ongoing Trials

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013 and patient enrollment was completed in September 2015. The trial randomized approximately 200 patients and results are expected in 2016.

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to plus carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The trial randomized approximately 155 patients. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. The trial randomized approximately 155 patients. PFS primary endpoint data is expected in the first quarter of 2016 with continued overall survival follow up.

•

The Spruce-2™ Trial (formerly referred to as the Cedar Trial): The investigator-sponsored, randomized phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous NSCLC. Patients also continue weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels, explore potential biomarkers that may help predict response to treatment and survival outcomes in patients who were at increased risk for poor outcomes. The trial was initiated in July 2014 and is enrolling patients. The trial is expected to randomize approximately 140 patients.

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

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva shall deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. As of September 30, 2015, the amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We expect to receive only a nominal amount from the $3.0 million hold-back as a result of our paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva. Teva is responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.  We will be responsible for certain custirsen-related expenses from and after January 1, 2015.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen-related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. Of the advance reimbursement received, we have incurred approximately $12.1 million for certain custirsen-related development costs since the Closing Date and recognized these amounts as Collaboration Revenue as of September 30, 2015.

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

Under the prior Collaboration Agreement with Teva, we were required to spend $30 million in direct and indirect development costs for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our development expenses. In December 2012, we had spent the required $30.0 million in development costs related to custirsen. In accordance with the Termination Agreement, Teva was required to and did fund all additional expenses under the clinical development plan through December 31, 2014, after which date we took over responsibility for future custirsen-related costs following termination of our Collaboration Agreement. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at September 30, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2010 financing	1,587,301	$20.00	October 2015
(2) Series A Warrants issued in July 2014 financing	2,779,932	4.00	July 2019
(3) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the nine months ended September 30, 2015 or 2014.

We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Subsequent to September 30, 2015, 1,587,301 warrants issued in the October 2010 financing expired unexercised

Results of Operations

For the three and nine months ended September 30, 2015 and 2014

Revenue

Revenue for the three months ended September 30, 2015 increased to $6.7 million from $4.8 million for the three months ended September 30, 2014. Revenue for the nine months ended September 30, 2015 decreased to $12.1 million from $21.5 million for the nine months ended September 30, 2014. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen. The increase in the three months ended September 30, 2015 as compared to the same period in 2014 was due to higher collaboration revenue recognized on the deferred revenue as a result of higher ENSPIRIT costs. The decrease in the nine months ended September 30, 2015 as compared to the same period in 2014 was due primarily to lower collaboration revenue recognized for the AFFINITY trial as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs which we became responsible for pursuant to the Termination Agreement with Teva.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Clinical development programs:
Custirsen	$6,916	$4,607	$11,441	$20,573
Apatorsen	$399	$2,315	$2,014	$7,629
Other research and development	$988	$2,664	$5,065	$8,170
Total research and development expenses	$8,303	$9,586	$18,520	$36,372

Research and development expenses for the three and nine months ended September 30, 2015 decreased to $8.3 million and $18.5 million, respectively, from $9.6 million and $36.4 million for the three and nine months ended September 30, 2014, respectively. The decrease in 2015 as compared to 2014 was due primarily to lower clinical trial costs for the AFFINITY and Borealis-1 trials as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs which we became responsible for after the termination of our Collaboration Agreement with Teva.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2015 increased to $3.1 million and $8.9 million, respectively, from $2.5 million and $7.9 million for the three and nine months ended September 30, 2014, respectively. The increase in 2015 as compared to 2014 was due primarily to higher professional and consulting fees.

Gain (Loss) on Warrants

We recorded a gain of $0.1 million and $0.2 million on the revaluation of our outstanding warrants for the three and nine months ended September 30, 2015, respectively. We recorded a gain of $2.9 million and $2.8 million on revaluation of the warrants for the three and nine months ended September 30, 2014, respectively. We revalue the warrants at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $175.1 million through September 30, 2015, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of September 30, 2015, our cash, cash equivalents, and short-term investments increased to $65.9 million from $47.1 million as of December 31, 2014.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date. Teva shall deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that may arise after the Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain custirsen-related costs incurred after January 1, 2015 that arose after the Closing Date. As of September 30, 2015, the amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We expect to receive only a nominal amount from the $3.0 million hold-back as a result of our paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. Of the advance reimbursement received, we have incurred approximately $12.1 million for certain custirsen-related development costs between the Closing Date and September 30, 2015.

In April 2015, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a Purchase Agreement, pursuant to which we had the right to sell to LPC up to $18.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. LPC initially purchased 956,938 Series A-1 Units at a purchase price of $2.09 per unit, for aggregate gross proceeds of $2.0 million. Each Series A-1 Unit consisted of (i) one share of common stock and (ii) one warrant to purchase one-quarter of a share of common stock at an exercise price of $2.40 per share. After the initial purchase, we had the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $16.0 million. We directed LPC to purchase such additional shares as often as every business day over the 24-month term of the Purchase Agreement in increments of up to 125,000 shares of common stock, with such number of shares increasing as the closing sale price of our common stock increased. The purchase price of shares of common stock pursuant to the Purchase Agreement was based on prevailing market prices of common stock at the time of sale without any fixed discount, and we controlled the timing and amount of common stock sold to LPC. In addition, we had the right to direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $1.50 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 126,582 shares of common stock; no cash proceeds were received from the issuance of these shares.

From April 30, 2015 through August 13, 2015, we offered and sold 6,814,980 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $18.0 million and offering expenses of $0.4 million. As of August 13, 2015, no further amounts remained available for sale under this offering program.

Based on our current expectations, we believe our capital resources will be sufficient to fund our currently planned operations into the first quarter of 2017. Our currently planned operations are set forth below under the heading Operating Capital and Capital Expenditure Requirements.

Cash Flows

Cash Provided by Operations

For the nine months ended September 30, 2015, net cash provided by operating activities increased to $1.6 million from $10.4 million used in the nine months ended September 30, 2014. The increase in cash provided by operations in 2015 compared to cash used for operations in 2014 was primarily attributable to a cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015.

Cash Provided by Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities decreased to $17.6 million from $25.2 million for the nine months ended September 30, 2014. Net cash provided by financing activities in the nine months ended September 30, 2015 relates to proceeds received from the financing through our purchase agreement with LPC. Net cash provided by financing activities in the nine months ended September 30, 2014 related to proceeds from the underwritten registered direct offering completed in July 2014, the sale of shares of common stock through our “at the market” equity offering program and the exercise of stock options.

Cash Provided by Investing Activities

For the nine months ended September 30, 2015, net cash used by investing activities increased to $4.6 million from $19.5 million provided in the nine months ended September 30, 2014. Net cash used in and provided by investing activities in the nine months ended September 30, 2015 and 2014, respectively, was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations, we believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations into the first quarter of 2017, which may include:

•

announcing AFFINITY trial results, the phase 3 trial that is evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with CRPC with final results of the poor prognosis subpopulation by the end of 2015 and final analysis for the ITT population in the second half of 2016, depending on timing of the event-driven final analysis;

•

announcing ENSPIRIT trial results, the phase 3 trial that is evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 700 patients with NSCLC, with final survival results could be available in the second half of 2016;

•

announcing Spruce trial results for the primary PFS endpoint, the investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC, expected in the first quarter of 2016;

•

announcing Borealis-2 trial results, an investigator-sponsored , randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer, expected in 2016;

•	announcing Pacific trial results, an investigator-sponsored randomized phase 2 trial evaluating apatorsen treatment in combination with Zytiga in patients with prostate cancer; and
•

continuing enrollment in the Spruce-2 trial, the investigator-sponsored, randomized phase 2 trial evaluating apatorsen treatment with gemcitabine and carboplatin chemotherapy in patients with previously untreated advanced squamous NSCLC.

Results from the custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, or we could utilize our available capital resources sooner than we currently expect. We would require additional funding to support our operations if we were to continue the AFFINITY or ENSPIRIT trials beyond their anticipated data result dates, spend capital on activities related to product launch, acquire or invest in other assets, conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225, if the clinical trials cost more than we anticipate, or if custirsen is successful in a phase 3 trial with no partnership. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt, including the sale of common stock pursuant to an at-the market offering. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical development, preclinical development and regulatory approvals;
•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or through private or public offerings of our equity or debt, or through sale of certain of our royalty rights;

•	our ongoing level of focus and efforts to develop and commercialize custirsen and apatorsen;
•	success of custirsen and apatorsen; and
•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2015.

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

Material Changes in Financial Condition

	September 30,	December 31,
(in thousands)	2015	2014
Total Assets	$68,237	$56,291
Total Liabilities	29,465	22,232
Total Equity	38,772	34,059

The increase in assets at September 30, 2015 compared to December 31, 2014 was primarily due to an increase in cash as a result of the cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015 and proceeds received from the financings under our purchase agreement with LPC. The increase in liabilities at September 30, 2015 compared to December 31, 2014 is primarily due to recognizing the advance reimbursement payment for custirsen development costs from Teva as deferred collaboration revenue.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.5 million in the fair value of our investments as of September 30, 2015.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended September 30, 2015.

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

During the quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the near future. Our revenue to date has been collaboration revenue under the Collaboration Agreement with Teva, which was terminated in April 2015. As a result of the termination of the Collaboration Agreement, Teva will no longer be responsible for custirsen-related expenses, and we will not receive additional revenue from Teva other than the advanced reimbursement payment for custirsen-related expenses we received in connection with the termination of the Collaboration Agreement. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and clinical trials, including any exploratory results from the custirsen or apatorsen clinical trials conducted to date should not be relied on as evidence that on-going, amended, planned to be amended or later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of regulatory agencies, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially.

Even after the completion of our planned Phase 3 clinical trials, regulatory agencies may disagree with our clinical trial design and our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

We have amended some of our ongoing clinical trials to incorporate preliminary observations from our other completed clinical trials.  These observations may not be applicable to other stages of disease, or in combination with other therapies or indications.  In planning or completing amendments to our trials, the statistical requirements to demonstrate success have been increased. This is due to including fewer patients for the primary evaluation and/or due to allowing for the chance of success to be determined in either of two primary evaluations, rather than only having one primary evaluation specified.  Accordingly, if the observations from other completed trials are applied as amendments to our ongoing trials but prove not to be applicable to our ongoing trials, the results might indicate that our original trial design would have been successful if the changes had not been made to the original statistical requirements.

We are highly dependent on the success of our lead product candidates, custirsen and apatorsen, and we cannot give any assurance that they, or any of our other product candidates, will receive regulatory approval or will be successfully commercialized.

In order to market custirsen, we must, among other things, complete ongoing clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. In April 2014, we announced that top-line survival results from our phase 3 SYNERGY trial indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. Our protocol amendments, including but not limited to revisions to statistical analysis plans, or inclusion of analyses on poor prognostic patients, may be approved by regulatory authorities on a country-by-country basis slower than we anticipate, or not at all. We may decide not to continue to advance the development and commercialization of custirsen, which would harm or prevent the commercialization of this product candidate. The failure to further develop and eventually commercialize custirsen could have a material adverse effect on our business and financial condition.

Completing additional clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. In September 2015, we announced that the addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate a survival benefit compared to ABRAXANE and gemcitabine alone. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations. The failure of apatorsen to be shown safe or effective in one or more indications could negatively impact the development of apatorsen in other indications and could result in the suspension or termination of our apatorsen development plans.

OGX-225 has not been tested in humans. Our preclinical testing of this product candidate may not be favorable and we may not be able to clinically evaluate OGX-225.

Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and custirsen, apatorsen and our other product candidates may never receive regulatory approval. Any failure to obtain regulatory approval of custirsen, apatorsen or our other product candidates could have a material and adverse effect on our business.

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

Prior to the termination of our collaboration agreement with Teva, Teva manufactured custirsen drug product and, pursuant to the Termination Agreement, it has discontinued such activities.  In addition to selection of a new drug product supplier, we will require technology and methods transfer, validation processes and stability data in order to manufacture drug product. These activities, results and associated regulatory requirements may delay our ability to submit our application for market approval, if applicable. We cannot provide assurance that we will find a new manufacturer of drug product whose terms or timing would be acceptable to us and we may not have sufficient resources to commence certain activities as soon as required. As a result, we could experience a significant delays in custirsen’s development and potential future commercialization.

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

Third-party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial quantities of bulk API or finished drug product on a timely basis and at commercially reasonable prices. We have experienced manufacturing quality issues resulting in an unusable lot of product candidate in the past. Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, which may cause us to incur higher costs and could prevent us from commercializing our product candidates successfully. If we are unable to find one or more replacement manufacturers capable of production at a reasonably favorable cost, in adequate volumes, of adequate quality and on a timely basis, we would likely be unable to meet demand for our product candidates and our clinical trials could be delayed or we could lose potential revenue. Our ability to replace an existing API manufacturer may be difficult because the number of potential manufacturers is limited to approximately five manufacturers, and regulatory agencies must inspect any replacement manufacturer and review information related to product produced at the manufacturer before they can begin manufacturing our product candidates. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, if at all. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our product candidates require precise, high-quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by regulatory agencies to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously affect our business.

Significant manufacturing scale-up may require additional validation studies, which the regulatory agencies must review and approve. Additionally, any third-party manufacturers we retain to manufacture our product candidates on a commercial scale must pass regulatory agencies’ pre-approval inspection for conformance to cGMP regulations before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMP regulations, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

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

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our Collaboration Agreement. Under the terms of the Termination Agreement, we received approximately $23.2 million as advanced reimbursement for custirsen-related development activities and regained all rights to custirsen and responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. Of the advance reimbursement received, we have incurred approximately $12.1 million for certain custirsen-related development costs between the Closing Date and September 30, 2015. As a result, Teva transitioned the responsibilities associated with conducting the ongoing custirsen clinical trials to us and is using commercially reasonable efforts to assign all third-party contracts related to the ENSPIRIT trial to us.

As part of the Termination Agreement, we provided Teva with a hold-back in the amount of $3 million to pay for certain vendor expenses incurred prior to the closing date. If Teva does not use those funds to pay vendors expenses as they come due, we could be become liable for additional expenses and vendor relationships could be harmed.

Additionally, further development of custirsen will require significant resources from us or another collaborator. We will not receive any future cash reimbursements from Teva for costs incurred by us in connection with the clinical development of custirsen, and we are required to fund all future development and commercialization ourselves if we are unable to find another collaborator. We expect that the $23.2 million payment from Teva as advanced reimbursement for custirsen-related development activities, along with our existing capital resources, will allow for the completion and final results from the AFFINITY and ENSPIRIT trials, but we will need to acquire additional capital or enter into a new partnership or collaboration agreement to fund additional development or commercialization. There are no assurances that we will have access to additional capital or find a new collaborator, or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the custirsen development process. If we determine to discontinue the development of custirsen, or any ongoing clinical trials, we would not receive any future return on our investment from that product candidate, or a specific indication.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is not available on commercially reasonable terms.

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the Collaboration Agreement with Teva. In April 2015, our Collaboration Agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into the first quarter of 2017. However, if patients live longer as a result of new or investigational therapies, the trials proceed slower or take longer than expected to complete, or are initiated later than expected, we change our development plans, acquire rights to new product candidates, cannot find third-party collaborators for our other product candidates, or engage in commercialization and product launch activities, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

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
•

the timing and requirements of, and the costs involved in, making protocol amendments to any of our ongoing studies prior to their completion and conducting studies required to obtain regulatory approvals for our product candidates from regulatory agencies;

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

To implement our product development strategies, we rely on third parties, such as collaborators, contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with our development plan and protocol. Moreover, regulatory agencies require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by regulatory agencies for any or all targeted indications or decrease the competitive opportunity of the product candidate which may decrease sales potential. This, in turn, could prevent us from commercializing our product candidates and generating revenue from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

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

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from the sale of the product. Historic events have raised questions about the safety of marketed drugs and may result in increased cautiousness by regulatory agencies in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or the inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Our clinical trials may be suspended or terminated at any time, including by regulatory agencies, a Data Safety Monitoring Board overseeing the clinical trial at issue, by a clinical trial site or investigator, or by us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

•	lack of efficacy evidenced during clinical trials;
•	inadequate evidence of clinical benefit or futility;
•	slower than expected rates of patient recruitment, enrollment and final analysis;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	termination of our clinical trials by one or more clinical trial sites, investigators, data safety monitoring boards, or regulatory agencies;
•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials;

•	delay or failure to obtain sufficient manufacturing supply of custirsen or apatorsen; and
•	delay in submission or acceptance of protocol amendments.

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

•	delay or failure to obtain sufficient manufacturing supply of custirsen, apatorsen or other products necessary to conduct our clinical trials;
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;
•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	introduction of new product candidates to the market in therapeutic areas similar to those that we are developing for our product candidates;
•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those that we are developing for our product candidates;
•	delay or failure to obtain regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment of those trials;
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

Even if our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;
•	safety and efficacy of our products;
•	prevalence and severity of any side effects;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	price of our products, both in absolute terms and relative to alternative treatments;
•	availability of coverage and reimbursement from government and other third-party payors; and
•	sequencing of available products.

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

We expect that any product candidate that we acquire rights to will require additional development efforts prior to commercial sale, including extensive clinical evaluation and approval by regulatory agencies. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we can make no assurance that we would be capable of economically producing the product or that the product would be commercially successful.

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

During 2015, we received communications from Isis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. Isis has asserted that our failure to make such payments constitutes a material breach of the license agreement with Isis. We do not, however, believe that any payments are due to Isis. Under the Isis license agreement, no payment is due to Isis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Isis. If we are unable to resolve this disagreement with Isis, we could become subject to costly and time consuming litigation, which may result in a diversion of management’s attention and resources.  If such litigation does not result in a successful outcome or we are otherwise unable to settle the dispute on acceptable terms, we may be required to pay Isis a significant portion of the amounts that were paid by Teva. Isis may also attempt to terminate the license agreement, which could result in our loss of certain development and commercialization rights relating to our product candidates and harm our ability to advance our product candidates.

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

To date, our sources of cash have been limited primarily to proceeds from the private or public placement of our securities and reimbursement for custirsen-related development expenses from our prior strategic collaboration with Teva, which terminated in April 2015. In the future, we may seek to raise additional financing through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of regulatory agencies. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. For example, in April 2014, we announced that top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In addition, a clinical trial may prove successful with respect to a secondary objective, but fail to demonstrate clinically significant benefits with respect to a primary objective. Failure to satisfy a primary objective in a phase 3 clinical trial (registration trial) would generally mean that a product candidate would not receive regulatory approval.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by regulatory agencies, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an application for market approval from regulatory agencies. We have not submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an application for market approval can be a lengthy, expensive and uncertain process. In addition, failure to comply with regulatory agencies’ requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;
•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending applications for market approval or supplements to approved applications for market approval.

Regulatory approval of an application for market approval or application for market approval supplement is not guaranteed, and the approval process is expensive and may take several years. Regulatory agencies also has substantial discretion in the drug approval process. Even though we have received support for our protocol amendment to the AFFINITY trial, this does not guarantee that regulatory agencies will be supportive of an application for market approval. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that could cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for regulatory agencies’ approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be deemed safe or effective;
•	regulatory agencies may not find the data from preclinical studies and/or clinical trials sufficient;
•	regulatory agencies might not approve our third-party manufacturer’s processes or facilities;
•	regulatory agencies may change its approval policies or adopt new regulations; and
•	third-party products may enter the market and change approval requirements.

Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates may limit how we manufacture and market our product candidates, which could materially affect our ability to generate revenue.

If any of our product candidates are approved, the approved product and its manufacturer will be subject to continual review. Any regulatory approval that we receive for a product candidate is likely to be subject to limitations on the indicated uses for which the end product may be marketed, or include requirements for potentially costly post-approval follow-up clinical trials. In addition, if regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the end product will be subject to extensive regulatory requirements. We and the manufacturers of our products, when and if we have any, will also be required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, when and if we have any, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of regulatory agencies, or if previously unknown problems with our products, when and if we have any, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;
•	warning letters;
•	civil or criminal penalties or fines;
•	injunctions;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	suspension or withdrawal of regulatory approvals;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending applications for market approval or supplements to approved applications for market approval.

In addition, regulatory agencies may change their policies and additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, Canada or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability.

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: November 12, 2015	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.