Form 10-K
period 2015-12-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2016-03-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No   ☒

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $48,992,133. As of March 9, 2016, 29,812,998 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2016, in connection with the solicitation of proxies for its 2016 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

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

Product Candidates Overview and Recent Developments

Our product candidates—custirsen, apatorsen and OGX-225—focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach will increase survival time and improve the quality of life for cancer patients.

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

Ongoing Phase 3 Custirsen Trials:

Trial	Cancer Indication	Treatment Combination(1)	Status

	Metastatic castrate resistant prostate cancer – survival endpoint	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy

•   Final intent to treat analysis expected in the third quarter of 2016 (2)

•   Passed final interim futility analysis in December 2015

•   Prospectively defined subpopulation did not meet criteria, as reported in December 2015

	Advanced non-small cell lung cancer – survival endpoint	Docetaxel with and without custirsen (~700 patients); second-line chemotherapy

•   Final survival analysis expected in the first half of 2017 (2)

•   Passed final interim futility analysis in July 2015

•   Passed first interim futility analysis in August 2014

•   Patient enrollment ongoing

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel and cabazitaxel are administered in combination with prednisone.
(2)	Depending on timing of enrollment and/or event-driven final analyses.

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

Hsp27 can also function as an immunomodulatory protein by a number of mechanisms that include altering important membrane expressed proteins on monocytes and immature dendritic cells; this alteration results in tumor-associated immune cells that are not functional in identifying and killing cancer cells. The induction of anti-inflammatory cytokines by Hsp27 may also play a role in down-regulating lymphocyte activation leading to additional unresponsive immune cells.

We and collaborating investigators have conducted, or are in the process of conducting, two phase 1 and seven randomized phase 2 clinical trials that have been designed to evaluate the ability of apatorsen to enhance various treatments in patients with bladder, lung, pancreatic and prostate cancers. Final results have been presented for the first completed phase 1 trial evaluating various cancers. Final results have been presented for two trials (phase 1 and phase 2) in bladder cancer and initial results for one phase 2 trial in prostate cancer and one phase 2 trial in pancreatic cancer. Refer to the discussion below under the headings “Our Product Candidates—Apatorsen—Current Apatorsen Development Activities” and “Our Product Candidates—Apatorsen—Summary of Results of Apatorsen Clinical Trials” for further details.

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program, which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval. The ORCA trials, with exception of the Pacific™ trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either progression free survival, or PFS, or survival.

Ongoing Apatorsen Trials - The ORCA Program:

Trial	Cancer Indication	Treatment Combination	Status

	Metastatic bladder cancer	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Final results expected in the second half of 2016 • Patient enrollment completed in September 2015

	Advanced non-squamous NSCLC	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Survival data expected in the second half of 2016 • Top-line results on PFS reported in January 2016

	Advanced squamous NSCLC	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Patient enrollment ongoing

	Castrate resistant prostate cancer	Zytiga (abiraterone acetate) with and without apatorsen (~72 patients)	• Patient enrollment completed in March 2016.

In addition to the Borealis-1 and Borealis-2 clinical trials in metastatic bladder cancer in the ORCA program, we are evaluating apatorsen for the potential treatment of non-muscle invasive bladder cancer, or NMIBC. We have completed a pre-Investigational New Drug meeting with FDA in preparation for a separate Investigational New Drug, or IND, application to evaluate apatorsen for intravesical administration in combination with Bacillus Calmette-Guerin, or BCG, treatment in patients with NMIBC. FDA had no objection to the study population or classification of subpopulations in the proposed study design and deemed the proposed definitions of primary and secondary endpoints acceptable. Refer to the discussion below under the headings “Our Product Candidates—Apatorsen—Current Apatorsen Development Activities” and “Our Product Candidates—Apatorsen—Summary of Planned Apatorsen Clinical Trials” for further details.

OGX-225

OGX-225 is our product candidate designed to inhibit the production of Insulin Growth Factor Binding Proteins -2 and -5, or IGFBP-2 and IGFBP-5, two proteins that when overexpressed affect the growth of cancer cells. Increased IGFBP-2 and IGFBP-5 production are observed in many human cancers, including prostate, breast, colorectal, non-small cell lung, glioblastoma, acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, and melanoma. The increased production of these proteins is linked to faster rates of cancer progression, treatment resistance, and shorter survival duration in humans.

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have completed IND enabling toxicology studies for OGX-225.

Financial Overview

In 2015, we recognized $18.2 million in collaboration revenue attributable to a collaboration agreement with Teva. We have devoted substantially all of our resources to the development of our product candidates.

We incurred a loss for the year ended December 31, 2015 of $16.8 million and had an accumulated deficit at December 31, 2015 of $176.8 million and $58.2 million of total assets. We expect to continue to incur additional losses in the future as we continue our research and development activities.

To date, we have funded our operations primarily through private and public placements of equity securities as well as upfront payments and custirsen expense reimbursements received from the collaboration agreement with Teva Pharmaceutical Industries Ltd., or Teva, which was terminated in April 2015. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015. We are responsible for all custirsen-related expenses incurred from and after January 1, 2015.

Based on our current expectations, we believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations into the third quarter of 2017. Depending on timing of enrollment or event-driven final analyses, the expected key milestones and activities are as follows:

•	Custirsen

•

Announcing AFFINITY trial results, the phase 3 trial evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with castrate-resistant prostate cancer. The final analysis for the intent-to-treat population is expected in the third quarter of 2016.

•

Announcing ENSPIRIT trial results, the phase 3 trial evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 700 patients with non-small cell lung cancer. The final survival analysis is expected in the first half of 2017.

•	Apatorsen

•

Announcing Borealis-2 trial results, an investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer. Final results are expected in the second half of 2016.

•

Announcing Spruce trial results for the overall survival endpoint, the investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC. Results are expected in the second half of 2016.

•

Preparing an investigational new drug application for FDA submission regarding apatorsen via intravesical administration in combination with Bacillus Calmette-Guerin (BCG) treatment in patients with non-muscle invasive bladder cancer.

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

We have conducted five phase 2 clinical trials and one phase 3 trial to evaluate the ability of custirsen to enhance the effects of therapy in patients with prostate, non-small cell lung and breast cancer. Data from each of the trials demonstrates that adding custirsen to therapy shows potential benefits, including:

•

longer survival duration for patients with worse poor prognostic factors when custirsen was added to first-line docetaxel compared to first-line docetaxel alone in patients with metastatic CRPC (randomized phase 3 trial);

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

•

increased frequency of pain palliation when compared to results with either mitoxantrone or cabazitaxel second-line chemotherapy in the phase 3 TROPIC trial, and increased frequency and duration of pain palliation when custirsen was added to either mitoxantrone or docetaxel as second-line chemotherapy when compared to the frequency and duration of pain palliation observed in the TAX 327 Study for first-line chemotherapy alone in patients with CRPC; and

•

longer survival duration when custirsen was added to gemcitabine and a platinum-containing chemotherapy compared to the survival duration reported in prior published results from randomized clinical trials in NSCLC patients receiving gemcitabine and a platinum-containing chemotherapy.

Refer to the discussion below under the heading “Summary of Results of Custirsen Clinical Trials” for further details including safety summary.

The U.S. Adopted Name for the custirsen drug product is custirsen sodium, which is the generic name.

Current Custirsen Development Activities

The following clinical trials are currently ongoing:

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. AFFINITY was initiated in August 2012 and completed enrollment of approximately 630 patients in September 2014. In January 2015, an interim futility analysis was completed and per recommendation of an Independent Data Monitoring Committee, or IDMC, the trial continued as planned.

Exploratory analyses from the phase 3 SYNERGY trial showed a significant survival benefit in men who received custirsen and who were at increased risk for poor outcomes. Men with an increased risk for poor outcomes are identified as having two or more of five common features: poor performance status, elevated prostate specific antigen, or PSA, elevated lactate dehydrogenase, or LDH, decreased hemoglobin, and the presence of liver metastasis.

Based on these findings, we sought advice from regulatory authorities to amend the AFFINITY trial to include these learnings and to adjust the statistical analysis plan accordingly. Both the FDA and European Medicines Agency, or EMA, were supportive of the proposed amendment to the AFFINITY protocol and statistical analysis plan. The following protocol amendment was submitted in all participating countries where the trial is being conducted:

o

The inclusion of a co-primary survival objective for evaluating survival benefit in a subpopulation of men who were at increased risk for poor outcomes as well as for all men enrolled into the study, known as the intent-to-treat (ITT) population.

o

A revised statistical analysis plan including the hypothesized hazard ratio, or HR, for the subpopulation who were at an increased risk for poor outcomes specified to be 0.69 with the critical HR ≤ 0.778. The hypothesized HR for the ITT population, remains unchanged as 0.75 with the critical HR ≤ 0.820.

o

The revised statistical analysis plan included an interim analysis for the ITT population at the same time as the final analysis for the subpopulation. This interim analysis had both futility and early efficacy criteria defined for the ITT population.

The co-primary survival analysis for the poor prognostic subpopulation and the interim analysis for the ITT population in the AFFINITY trial were completed in December 2015. The co-primary survival results for the subpopulation of men who had multiple poor prognostic risk factors revealed that the combination of custirsen and cabazitaxel did not meet the rigorous criteria required to demonstrate an improvement in overall survival (hypothesized hazard ratio < 0.69, one-sided

p value < 0.015). Based on the interim analysis for the ITT population, the IDMC recommended that the trial continue as planned. Both the IDMC and we remain blinded to all analyses and final results are expected in the third quarter of 2016, depending on timing of the event-driven final ITT analysis.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. This trial was initiated in September 2012.

The first interim futility analysis was completed in August 2014. A protocol amendment was submitted and approved by all regulatory agencies in participating countries, to amend the statistical design and analysis plan of the ENSPIRIT trial including the following:

o

A revised statistical analysis plan including the hypothesized HR, to be 0.75 with the critical HR of ≤ 0.84, reducing the required sample size from 1,100 to 700 patients.  This change maintained 90% power while assessing for a more clinically relevant survival benefit when adding custirsen to second-line docetaxel.

o

A revision to the final interim futility analysis with more rigorous criteria in order to continue the trial due to lack of futility. This was successfully completed in July 2015, and the trial continued as planned.

o	The inclusion of an additional objective to analyze survival outcome based on NSCLC histology as part of the other non-primary analyses.

We believe these amendments, specifically the revised statistical thresholds, are more appropriately aligned to the interests of both treating clinicians and their patients. Based on current ENSPIRIT enrollment projections and the changes outlined in the protocol amendment, we believe final survival results could be available in the first half of 2017, depending on completion of enrollment and timing of the event-driven final analysis.

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

Summary of Final Results of the SYNERGY Phase 3 Clinical Trial in Patients with metastatic CRPC

The trial enrolled 1,022 men at 124 sites across the United States and Europe between 2010 and 2012. Patients were randomized to receive either 640 mg of custirsen per week by intravenous infusion in combination with docetaxel or docetaxel alone, which remains the standard of care for first-line chemotherapy treatment in patients with metastatic CRPC. Top-line results were reported in April 2014 indicating that the addition of custirsen to first-line docetaxel chemotherapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel alone (median survival 23.4 months vs 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). However, subsequent exploratory analyses showed improved overall survival for men who had the worst poor prognostic scores and received custirsen. Prognostic scoring for each patient allowed classification into good, mid and poor prognostic subgroups. The figure below shows the survival difference for docetaxel plus custirsen treatment compared to docetaxel alone for the poor prognostic subgroup. For the good and mid prognostic subgroups combined, there was no survival difference for docetaxel plus custirsen treatment compared to docetaxel alone (also shown in the figure below).

In summary, exploratory analyses indicated a survival benefit in patients who had the worst prognostic scores based on a number of poor prognosis factors when treated with custirsen in combination with docetaxel compared to docetaxel alone:

•

the exploratory multivariate analysis indicated that the significant predictors of overall survival in this study were low performance status, presence of liver metastases, opioid usage for prostate cancer pain, anemia, high levels of PSA in the blood as well as high blood levels of LDH and alkaline phosphatase, also known to be common poor prognostic laboratory indicators, and

•

the unadjusted hazard ratio, a measure used to compare the death rates between groups, showed a 27% lower rate of death for patients who were at increased risk for poor outcomes and received custirsen.

As part of our phase 1, 2 and 3 clinical trials, custirsen has been administered to more than 1,300 patients with multiple types of cancer. Some of the patients experienced a variety of adverse events, the majority of which are associated with other treatments in the protocol and with the disease. The majority of adverse events were mild and the most common adverse events associated with custirsen consisted of flu-like symptoms. The most common moderate and severe adverse events occurring in more than 3% of patients who received custirsen and docetaxel in the completed phase 3 SYNERGY trial  were fatigue, fever and neutropenia, weakness, diarrhea, pulmonary embolism (a blood clot that blocks an artery in the lungs), and pneumonia. These events also occurred in patients who received docetaxel alone in the completed phase 3 SYNERGY trial.

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

Data from the clinical trial are summarized as follows:

•	durable pain palliation of ≥12 weeks duration was achieved in 3/14 subjects: n=1/7 (14%, taxane + placebo arm) and n=2/7 (29%, taxane + custirsen arm);
•	custirsen was generally well tolerated when administered in combination with a taxane (docetaxel or cabazitaxel) and prednisone; and
•	median (95% CI) overall survival by Kaplan-Meier analyses was 7.8 months (3.2, 11.5) (taxane + placebo) and 11.8 months (9.8, 15.7) (taxane + custirsen).

Summary of Custirsen Development Program

Ongoing Phase 3 Custirsen Trials:

Cancer Indication and Trial	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer – survival endpoint (AFFINITY)	Cabazitaxel with and without custirsen (~630 patients); second-line chemotherapy

•   Final intent to treat analysis expected in the third quarter of 2016 (2)

•   Passed final interim futility analysis in December 2015

•   Prospectively defined subpopulation did not meet criteria, as reported in December 2015

Advanced non-small cell lung cancer – survival endpoint (ENSPIRIT)	Docetaxel with and without custirsen (~700 patients); second-line chemotherapy

•   Final survival analysis expected in the first half of 2017 (2)

•   Passed final interim futility analysis in July 2015

•   Passed first interim futility analysis in August 2014

•   Patient enrollment ongoing

Completed Custirsen Trials:

Cancer Indication	Treatment Combination(1)	Status
Metastatic castrate resistant prostate cancer (SYNERGY)	Docetaxel with and without custirsen (1,022 patients); first-line chemotherapy	• Completed; top-line data reported in April 2014; manuscript in preparation

Metastatic castrate resistant prostate cancer (SATURN)	Taxane chemotherapy (docetaxel retreatment or cabazitaxel) with and without custirsen; second-line chemotherapy

•   Results presented at the ASCO GU Symposium in January 2014

•   14 patients enrolled in phase 3

•   Phase 3 discontinued: Restrictive protocol-specified criteria of stable baseline pain and consistent analgesic use prevented the ability to complete trial enrollment.

Metastatic castrate resistant prostate cancer	Docetaxel with and without custirsen; first-line chemotherapy	• Data published in JCO, September 2010 • Phase 2 completed

Metastatic castrate resistant prostate cancer	Docetaxel or mitoxantrone with and without custirsen; second-line chemotherapy	• Data published in CCR, September 2011 • Phase 2 completed

Advanced non-small cell lung cancer	Gemcitabine and cisplatin or carboplatin with and without custirsen; first-line chemotherapy	• Data published in JTO, January 2012 • Phase 2 completed

Localized prostate cancer	Custirsen with hormone ablation therapy	• Results presented at ASCO 2008 Genitourinary Cancers Symposium • Phase 2 completed

Advanced breast cancer	Custirsen with docetaxel	• Data published in CCR, January 2009 • Phase 2 completed

Localized prostate cancer	Custirsen with hormone ablation therapy	• Data published in Journal of National Cancer Institute, September 2005 • Phase 1 completed

Solid tumors (prostate, breast, NSCLC, ovarian, renal, bladder, peritoneum)	Custirsen with docetaxel	• Data published in CCR, February 2008 • Phase 1 completed

(1)	In all of our prostate cancer clinical trials and in clinical practice for prostate cancer, docetaxel and cabazitaxel are administered in combination with prednisone.
(2)	Depending on timing of enrollment and/or event-driven final analyses.

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

Hsp27 has been reported by others to function as an immunomodulatory protein by a number of mechanisms that include altering important membrane expressed proteins on monocytes and immature dendritic cells; this alteration results in tumor-associated immune cells that are not functional in identifying and killing cancer cells. The induction of anti-inflammatory cytokines by Hsp27 may also play a role in down-regulating lymphocyte activation leading to additional unresponsive immune cells.

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval. The ORCA trials, with exception of the Pacific™ trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either PFS or survival.

Ongoing Trials

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013 and patient enrollment was completed in September 2015. The trial randomized approximately 200 patients and results are expected in the second half of 2016.

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. The trial randomized approximately 155 patients. Primary endpoint data for PFS was reported in January 2016 and did not reach the statistical significance required to demonstrate a benefit. A potential PFS benefit was observed in patients with high baseline serum Hsp27 status when treated with apatorsen. The study is ongoing and overall survival results are expected in the second half of 2016.

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

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. The trial completed enrollment of 72 patients in March 2016.

Summary of Planned Apatorsen Clinical Trials

In addition to the Borealis-1 and Borealis-2 clinical trials in metastatic bladder cancer in the ORCA program, we are evaluating apatorsen for the potential treatment of NMIBC. We have completed a pre-IND meeting with FDA in preparation for a separate IND application to evaluate apatorsen for intravesical administration in combination with Bacillus Calmette-Guerin, or BCG, treatment in patients with NMIBC. FDA had no objection to the study population or classification of subpopulations in the proposed study design and deemed the proposed definitions of primary and secondary endpoints acceptable.

Summary of Completed Results of Apatorsen Clinical Trials

Preliminary or final results have been presented for a phase 1 clinical trial in patients with solid tumors, a phase 1 clinical trial in patients with superficial or muscle-invasive bladder cancer, a randomized phase 2 trial in metastatic CRPC, a randomized phase 2 in metastatic bladder cancer and a randomized phase 2 trial in metastatic pancreatic cancer. The following is a summary of the preliminary or final results from these trials.

Summary of Preliminary Results of Apatorsen Randomized Phase 2 Clinical Trial in Patients with Untreated Metastatic Pancreatic Cancer

Rainier enrolled and treated 130 patients with previously untreated metastatic pancreatic cancer. Patients were randomized to receive apatorsen in combination with ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin-bound) and gemcitabine compared to ABRAXANE and gemcitabine alone. Patients were to receive up to six cycles of weekly intravenous therapy. The addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate an overall survival benefit in the study when compared to ABRAXANE and gemcitabine alone. A potential benefit was observed in a subgroup of patients with high baseline serum Hsp27 status (14% of total) when treated with apatorsen (PFS HR= 0.40; 95% CI 0.19-0.86 and survival HR= 0.57; 95% CI 0.26-1.25). Overall, higher baseline Hsp27 status correlated with worse survival outcome. The study was sponsored and conducted by Sarah Cannon Research Institute, or SCRI, and further results were presented at the Gastrointestinal, or GI, Cancers Symposium meeting in January 2016. The study investigators concluded that these promising results in pancreatic cancer patients with high baseline Hsp27 status warrant further study of apatorsen in this population. We do not intend to pursue additional trials in pancreatic cancer at this time.

Summary of Preliminary Results of Apatorsen Randomized Phase 2 Clinical Trial in Patients with Metastatic Bladder Cancer

Borealis-1 enrolled and treated 179 patients with documented metastatic or locally inoperable transitional cell carcinoma, or TCC, of the urinary tract who had not previously received chemotherapy for metastatic disease and were not candidates for potentially curative surgery or radiotherapy. Patients were randomized to receive standard chemotherapy (gemcitabine/cisplatin) in combination with apatorsen at two dose levels (600 mg and 1000 mg) or gemcitabine/cisplatin plus placebo. Patients received up to six cycles of weekly intravenous therapy. Patients received weekly apatorsen or placebo maintenance therapy until disease progression or other reason for withdrawal from protocol treatment if they had completed a minimum of four cycles of chemotherapy. The primary endpoint of the trial was overall survival. Secondary endpoints included PFS, disease response and safety assessments for the two doses of apatorsen.

In December 2014, we announced overall trial results indicated that the addition of 600mg apatorsen to standard of care chemotherapy showed a 14% reduction in risk of death (overall survival hazard ratio (HR) = 0.86) and a 17% reduction in progressive disease and death (PFS HR = 0.83) when compared to chemotherapy alone. Subsequent exploratory analyses showed improved overall survival for those patients who received 600mg apatorsen and had poor prognosis over various prognostic factors such as performance status. Over one-third of the patients in the trial had lower performance status, as defined by a Karnofsky score of 80% or less. These patients derived the greatest benefit from 600mg apatorsen in combination with chemotherapy, resulting in a 50% reduction in risk of death (overall survival HR = 0.50) compared to chemotherapy alone. Less benefit was observed in the 1000mg apatorsen arm due to increased adverse events leading to a higher rate of discontinuation of both apatorsen and chemotherapy. Apatorsen 600mg was well tolerated in combination with chemotherapy. These data were presented at the 2015 ASCO Annual Meeting. We believe these results provide future direction for defining the patient population for a subsequent phase 3 trial.

Summary of Preliminary Results of Apatorsen Randomized Phase 2 Clinical Trial in Patients with CRPC

This randomized, controlled phase 2 trial completed enrollment of 74 patients who had minimally symptomatic or asymptomatic advanced prostate cancer and who have not yet received chemotherapy. The trial was designed to determine the potential benefit of apatorsen by assessing the number of patients without disease progression at 12 weeks post-study treatment with or without apatorsen. Preliminary study results presented at ESMO in September 2012 showed a higher number of patients without disease progression at 12 weeks and greater declines in PSA and CTCs in patients receiving apatorsen plus prednisone treatment compared to those receiving prednisone alone. A manuscript with final results is in development.

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

Summary of Preliminary Results of Apatorsen Phase 1 Clinical Trial in Patients with Superficial Bladder Cancer

This investigator-sponsored phase 1 trial was designed to determine the effects of apatorsen on Hsp27 expression and tumor response rates when administered into the bladder using intravesical instillation. In addition, the trial measured the direct effect of delivering apatorsen by intravesical instillation on expression of Hsp27 in bladder tumor cells. This clinical trial was primarily funded by the National Cancer Institute of Canada.

Preliminary results from this trial were presented at the ASCO 2012 Genitourinary Cancers Symposium in February 2012 and demonstrated a trend towards decreased levels of Hsp27 and increased tumor cell death rates after intravesical treatment with apatorsen. In the apatorsen treated patients who experienced a complete pathologic response, the absence of residual disease made it difficult to fully assess the effect of apatorsen on Hsp27 expression. Therefore, the analysis was based mainly on the remaining patients who had evaluable tumor tissue. Results showed that eight of 24 patients (33%) had no pathologic evidence of disease. A manuscript with final results is in development.

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

Most adverse events were mild (grade 1 or 2) and mainly occurred during the three “loading doses” given over nine days prior to weekly dosing. The most frequently reported adverse events in the apatorsen monotherapy arms were infusion-related reactions and chills. The most frequently reported adverse events in the apatorsen plus docetaxel arms were infusion-related reactions, chills, fatigue, diarrhea, pruritus (itching), nausea and back pain. The incidence of laboratory toxicity was determined based on laboratory data. The majority of laboratory toxicities were Grade 1 or Grade 2. Serious adverse events were reported for approximately half the patients. The most common events were disease progression and dyspnea (shortness of breath), reported for five subjects each, and febrile neutropenia, reported for four subjects. Increased blood creatinine (a test of kidney function) and hydronephrosis (obstruction of the urine flow from the kidney due to tumor blockage) were reported for two subjects each. All remaining serious adverse events were reported for one subject each.

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

In approximately 35% of patients, serum Hsp27 protein levels were decreased by 30% or greater over a time period of at least six weeks.

Summary of Apatorsen Development Program

Ongoing Apatorsen Trials:

Cancer Indication and Trial	Treatment Combination	Status
Metastatic bladder cancer (Borealis-2)	Docetaxel with and without apatorsen (~ 200 patients); second-line chemotherapy	• Final results expected in the second half of 2016 • Patient enrollment completed in September 2015

Advanced non-squamous NSCLC (Spruce)	Carboplatin and pemetrexed with and without apatorsen (~155 patients)	• Survival data expected in the second half of 2016
• Top-line data on PFS reported in January 2016

Advanced squamous NSCLC (Spruce-2)	Gemcitabine and carboplatin with and without apatorsen (~ 140 patients)	• Patient enrollment ongoing

Castrate resistant prostate cancer (Pacific)	Zytiga (abiraterone acetate) with and without apatorsen (~72 patients)	• Patient enrollment completed in March 2016.

Completed Apatorsen Trials:

Cancer Indication	Treatment Combination	Status
Metastatic pancreatic cancer (Rainier)	Abraxane and gemcitabine with and without apatorsen (~ 130 patients)	• Final data presented at 2016 GI ASCO • Top-line data reported in September 2015 • Phase 2 completed

Metastatic bladder cancer (Borealis-1)	Gemcitabine and cisplatin with and without apatorsen (~ 180 patients); first-line chemotherapy	• Final data presented at 2015 ASCO Annual Meeting • Top-line data reported in December 2014 • Phase 2 completed

Solid tumors	Apatorsen with and without chemotherapy	• Final data presented at 2010 ASCO Annual Meeting, manuscript accepted for publication • Phase 1 completed

Superficial and muscle invasive bladder Cancer (BL-01)	Apatorsen as monotherapy (24 patients)	• Preliminary data presented at 2012 ASCO Genitourinary Cancers Symposium, manuscript in preparation • Phase 1 completed

Castrate resistant prostate cancer (PR-01)	Prednisone with and without apatorsen (74 patients)	• Preliminary data presented at 2012 ESMO Annual Meeting, manuscript in preparation • Phase 2 completed

OGX-225

Overview of OGX-225

OGX-225 is our product candidate designed to inhibit the production of Insulin Growth Factor Binding Proteins -2 and -5, or IGFBP-2, IGFBP-5, two proteins that when overexpressed affect the growth of cancer cells. Increased IGFBP-2 and IGFBP-5 production are observed in many human cancers, including prostate, breast, colorectal, non-small cell lung, glioblastoma, acute myeloid leukemia, acute lymphoblastic leukemia, neuroblastoma, and melanoma. The increased production of these proteins is linked to faster rates of cancer progression, treatment resistance, and shorter survival duration in humans.

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have completed IND enabling toxicology studies for OGX-225.

Summary of OGX-225 Development Program

OGX-225 Preclinical Studies:

Cancer Indication	Treatment Combination	Status
Solid tumors	OGX-225 with and without chemotherapy	• Toxicology studies for initial IND completed • Preclinical proof-of-concept studies completed

Second-Generation Antisense Technology

Custirsen, apatorsen and OGX-225 are based on second-generation antisense drug chemistry and belong to the drug class known as antisense therapeutics. On a product-by-product basis, we have collaborated with Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), or Ionis, and selectively licensed technology from Ionis to combine Ionis’ second-generation antisense chemistry with our proprietary gene target sequences to create inhibitors that are designed to down-regulate certain proteins associated with cancer resistance. In contrast to first-generation antisense chemistry, second-generation antisense chemistry has improved target binding affinity, increased resistance to degradation, and improved tissue distribution. These improvements result in slower clearance of the therapies from the body, which allow for less frequent dosing and thereby make treatment easier on patients at a lower associated cost. For example, clinical data from our phase 1 clinical trial evaluating custirsen in combination with neoadjuvant hormone therapy in prostate cancer patients demonstrated that weekly intravenous administration of custirsen resulted in drug distribution to prostate cancer tissue and over 92% inhibition of its target, clusterin mRNA, in prostate tumor cells in these patients. These data demonstrate that, following systemic administration, custirsen entered tumor cells and effectively inhibited clusterin production.

OVERVIEW OF MARKET AND TREATMENT

In North America, cancer has recently surpassed heart disease as the leading cause of death in the United States. The American Cancer Society estimates that approximately 1.7 million new cancer cases are expected to be diagnosed in 2016. Cancer is the second most common cause of death in the United States, accounting for nearly 1 of every 4 deaths. Approximately 600,000 Americans are expected to die of cancer in 2016.

Typically, cancer treatments are given sequentially and can include hormone therapy, surgery, radiation therapy, immunotherapy and chemotherapy. Although a particular therapy may initially be effective, tumor cells often react to therapeutic treatment by increasing the production of proteins that afford them a survival advantage, enabling them to become resistant to therapy, multiply, and spread to additional organs. As a result, many patients progress through multiple different therapies and ultimately die from the disease.

OUR STRATEGY

Our objective is to develop and commercialize new cancer therapies that address resistance to therapies in cancer patients. Key elements of our strategy include:

•	gaining market approval for custirsen by conducting registration trials that demonstrate efficacy and safety, in both prostate and lung cancer;
•

advancing apatorsen by conducting clinical trials across multiple cancer indications for apatorsen, including bladder, lung and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. We are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval;

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

LICENSE AND COLLABORATION AGREEMENTS

Ionis Pharmaceuticals, Inc.

Custirsen

In November 2001, OncoGenex Technologies entered into an agreement with Ionis to jointly develop and commercialize custirsen. This strategic relationship provided us with access to Ionis’ proprietary position in second-generation antisense chemistry for use in custirsen, and Ionis’ expertise in developing antisense therapeutics, including its manufacturing expertise, and allowed us to develop custirsen cost efficiently. Under this agreement, we paid 65%, and Ionis paid 35%, of the costs resulting from the development and commercialization of custirsen. In July 2008, we and Ionis amended this agreement to provide that we are solely responsible for the costs and development of custirsen, and, in turn, we incurred certain financial obligations to Ionis, primarily related to sharing revenue received by us from a third party as a result of a licensing transaction.

Under the amended agreement, Ionis assigned to OncoGenex Technologies its rights in the patents claiming the composition and therapeutic methods of using custirsen, and granted OncoGenex Technologies a worldwide, nonexclusive license to their know-how and patents covering our core antisense technology and manufacturing technology solely for use with custirsen. The key product related patent that Ionis assigned to OncoGenex Technologies was U.S. Patent number 6,900,187 having an expiration date of at least 2021, and the key core antisense technology patents Ionis licensed OncoGenex Technologies are U.S. Patent number 7,919,472 having an expiration date of 2026 and its foreign equivalents pending in Australia, Canada, the European Patent Convention and Japan. In addition, Ionis agreed that so long as OncoGenex Technologies or its commercialization partner is using commercially reasonable efforts to develop and commercialize custirsen, Ionis will not research, develop or commercialize an antisense compound designed to modulate clusterin. The amended agreement will continue until OncoGenex Technologies or its commercialization partner is no longer developing or commercializing custirsen or until Ionis terminates the agreement for an uncured failure by OncoGenex Technologies to make a payment required under the agreement.

Licensing revenue that is based on a percentage of net sales of a licensor is defined as Royalty Revenue, while other licensing revenue, with the exception of fair market value of equity and reimbursement of research and development expenses, is defined as Non-Royalty Revenue. We will pay Ionis royalties comprised of a base percentage of net sales of custirsen and a percentage of Royalty Revenue we receive in excess of a certain threshold up to a certain cap. The amount of the royalties payable to Ionis depends on whether Ionis owes royalty payments to third parties pursuant to its license agreements with such parties. Our total royalty obligations to Ionis will depend on net sales of custirsen during the period and if Ionis owes royalty payments to third parties. In addition, we are required to pay Ionis 20% of all Non-Royalty Revenue we receive.

In May and November 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. In January 2016, Ionis filed a lawsuit and claims that OncoGenex Technologies is in breach of the license agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement. We do not believe that any payments are due to Ionis. Under the Ionis license agreement, no payment is due to Ionis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Ionis. We intend to vigorously defend the lawsuit and, based on our preliminary review, we believe we have valid defenses.

We paid Ionis $10 million in January 2010 as Ionis’ share of Non-Royalty Revenue received by us in December 2009 in connection with our collaboration agreement with Teva. We did not make any further payments to Ionis in 2015 under the terms of the agreement with Ionis.

Neither we nor Ionis can pursue the development or commercialization of any antisense compound for clusterin outside of the agreement with Ionis. This arrangement will continue until custirsen is no longer being developed or commercialized or until the agreement with Ionis is earlier terminated due to an uncured material breach.

To facilitate the execution and performance of the collaboration agreement with Teva, we and Ionis agreed to further amend our agreement, which amendment provided that, among other things, if we are the subject of a change of control with a third party, where the surviving entity immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20 million will be due and payable to Ionis 21 days following the first commercial sale of the product in the United States and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Ionis by us has been established, the applicable royalty rate payable to Ionis will thereafter be the maximum amount payable under our agreement with Ionis. Any non-royalty milestone amounts previously paid will be credited towards the $20 million milestone if not already paid. As a result of the $10 million milestone payment paid to Ionis in relation to the collaboration agreement with Teva, the remaining amount owing in the event of change of control discussed above is a maximum of $10 million.

OncoGenex Technologies has agreed to indemnify Ionis and persons affiliated with Ionis against liabilities resulting from the development, manufacture, use, handling, storage, sale or other commercialization or disposition of custirsen caused by OncoGenex Technologies’ or its licensees’ or sublicensees’ gross negligence or willful misconduct, or caused by OncoGenex Technologies’ material breach of our agreement with Ionis.

Apatorsen

In January 2005, OncoGenex Technologies entered into a collaboration and license agreement with Ionis to jointly identify antisense compounds designed to inhibit the production of proteins encoded by specified gene targets. OncoGenex Technologies is solely responsible for all product development activities for antisense compounds under this collaboration. This relationship provides OncoGenex Technologies with access to Ionis’ proprietary position in second generation antisense chemistry for use in specified products. OncoGenex Technologies was permitted to designate up to two collaboration gene targets for collaborative research, development and commercialization. In April, 2005, Hsp27 was confirmed as a collaboration gene target, and we and Ionis jointly designed and screened antisense compounds for this gene target. OncoGenex Technologies’ right to designate a second collaboration gene target expired on January 5, 2007.

Under the terms of the agreement, in the event that OncoGenex Technologies abandons apatorsen, Ionis may elect to unilaterally continue development of apatorsen, in which case it must provide Ionis with a worldwide license or sublicense (as the case may be) of its relevant technology solely to develop and commercialize apatorsen in exchange for a royalty on Ionis’ sales of apatorsen.

Under the terms of the agreement, OncoGenex Technologies may be obligated to make certain milestone payments to Ionis contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. It is also obligated to pay to Ionis certain milestone payments, as well as certain low to mid-single digit royalties on net sales for apatorsen, with the amount of royalties depending on whether third-party royalty payments are owed. We paid Ionis USD$0.8 million in 2010 upon the initiation of a phase 2 clinical trial of apatorsen in patients with CRPC. We did not make any royalty payments to Ionis under the terms of the agreement in 2015.

OncoGenex Technologies has agreed to indemnify Ionis and certain persons affiliated with Ionis against liabilities caused by its and its licensees’ and sublicensees’ gross negligence or willful misconduct, its material breach of the collaboration and license agreement, and the manufacture, use, handling, storage, sale or other disposition of apatorsen that is sold by OncoGenex Technologies or its affiliates, agents or sublicensees.

The term of the collaboration and license agreement will continue for each product until the later of 10 years after the date of the first commercial sale of apatorsen and the expiration of the last to expire of any patents required to be licensed in order to use or sell apatorsen, unless OncoGenex Technologies abandons apatorsen and Ionis does not elect to unilaterally continue development of apatorsen.

University of British Columbia

Custirsen

Efforts conducted at the Vancouver Prostate Centre are owned and managed by the University of British Columbia, or UBC. Under a license agreement entered into in November 2001, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to clusterin. This technology, combined with Ionis’ second-generation antisense chemistry, is our product candidate custirsen. In connection with entering into the license agreement, we issued to UBC shares of OncoGenex Technologies that were exchanged in the Arrangement for 15,243 shares of our common stock. OncoGenex Technologies agreed to pay UBC low single digit royalties on milestones and the revenue from sales of custirsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. In January 2010, we paid UBC CAD$0.3 million as a result of upfront payments we received from Teva in December 2009 in connection with the collaboration agreement. The occurrence and receipt of future milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty or milestone payments to UBC under the terms of the agreement in 2015.

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

Apatorsen

Under a license agreement entered into in April 2005, as amended, UBC granted to OncoGenex Technologies an exclusive, worldwide license to commercialize its existing intellectual property and any improvements related to Hsp27. This technology, combined with Ionis’ second-generation antisense chemistry, is our product candidate apatorsen. In connection with entering into the license agreement, OncoGenex Technologies issued to UBC shares that were exchanged in the Arrangement for 6,533 shares of our common stock. OncoGenex Technologies also agreed to pay UBC low single digit royalties on the revenue from sales of apatorsen, which royalty rate may be reduced in the event that OncoGenex Technologies must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell apatorsen. OncoGenex Technologies may be obligated to make milestone payments to UBC contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. OncoGenex Technologies is obligated to pay UBC CAD$2,000 in annual maintenance fees. We paid UBC CAD$0.1 million in 2010 in relation to the initiation of a phase 2 trial of apatorsen in patients with CRPC. The occurrence and receipt of upfront and milestone payments and the generation of royalty revenue are uncertain. We did not make any royalty payments to UBC under the terms of the agreement in 2015.

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

OGX-225

Pursuant to the terms of our third-party license agreement relating to OGX-225, we will owe payments upon the completion of product development milestones, as well as low to mid-single digit royalties on product sales. We did not make any milestone or royalty payments to third parties under the terms of the agreement in 2015.

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

Milestone Obligations to Third Parties	Amount Payable
Custirsen	Up to 21% of non-royalty revenue (4)
Apatorsen	Up to $4,792,000 (1)(2)(3)
OGX-225	Up to $4,115,000 (2)(3)

(1)	Additional milestone payments may be required for product approvals outside the field of oncology.
(2)	Payable in connection with initiating certain clinical trials and obtaining certain market approvals.
(3)	Certain milestone payments are payable in Canadian dollars, which are translated based on the December 31, 2015 exchange rate of US$1.00 = CAD$1.3840 and rounded to the nearest $1,000.
(4)	Dependent on future licensing and/or collaboration agreements with third parties.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 2015, 2014 and 2013, our expenditures for research and development activities were $25.1 million, $46.2 million and $55.3 million, respectively. Such research and development expenses primarily related to the advancement of our product candidates custirsen and apatorsen.

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

Patents

We have a license from UBC and Ionis to use, make, have made, or make improvements upon custirsen, apatorsen and OGX-225. In addition, Ionis has assigned a three-member patent family related to clusterin antisense to OncoGenex Technologies, and we have a pending family of applications on an apatorsen formulation.

We have been granted non-exclusive rights to all intellectual property owned, licensed or otherwise controlled by Ionis as of the date of our agreements with Ionis that relate to second-generation antisense chemistry and that are required for our product candidates (such as custirsen, apatorsen and OGX-225). Ionis is generally restricted from engaging in research, development and commercialization of antisense compounds related to clusterin, Hsp27, IGFBP-5 and IGFBP-2, other than as provided in the collaboration and license agreement related to each target. Ionis directs patent prosecution and is responsible for all fees and costs related to the preparation, filing, prosecution and maintenance of these patent rights, which extend to numerous jurisdictions throughout the world. Individual patents have terms of protection depending on the laws of the countries in which the applications are made.

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

Composition of matter patents covering custirsen, apatorsen and OGX-225 have been issued in the United States and certain other jurisdictions. Additional patent applications covering all of these products, as well as other technologies, are pending in the United States and certain other countries.

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

Trademarks

We own several trademarks registered in the United States, including word marks ONCOGENEX™, ORCA™, Spruce™, and Rainier™, and design marks ORCA, Pacific, Borealis-1, Borealis-2, and the helical totem element that accompanies the clinical trial trademarked identifiers. In Canada, we have corresponding trademark registrations for all but Rainier™, which is pending. As requested by Cedars-Sinai, we have cancelled our trademark for the Cedar design in the United States and Canada.

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

Some of our product candidates’ development plans include pursuing prostate and lung cancer indications. Substantial advancements in the treatment of prostate and lung cancer have occurred in the past two years and new products from our competitors have been approved for marketing on the basis of showing a survival advantage. Many of our existing and potential competitors have substantially greater financial resources and expertise than we do in manufacturing and developing products, conducting clinical trials, obtaining regulatory approvals and marketing. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to our programs. Standard treatments vary considerably by cancer indication, and new drugs may be more effective in treating one cancer indication than another. In addition, cancer is a difficult disease to treat and it is likely that no one therapeutic will replace all other therapies in any particular indication. Therapeutic strategies for treating cancer are increasingly focused on combining a number of drugs in order to yield the best results. Since custirsen and apatorsen are intended to be used in multiple cancer indications and target the tumors’ adaptive survival mechanisms, these drugs may potentially be synergistic with many new and currently marketed therapies. Our ability to compete successfully will depend largely on our ability and, where applicable, the ability of our collaborators to:

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

EMPLOYEES

As of December 31, 2015, we had a total of 41 employees, of whom 23 were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 18 were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications. In February 2016, we announced a plan to reduce operating expenses, which included a workforce reduction of 11 employees.

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

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2015, 2014 and 2013 and our total assets as of December 31, 2015 and 2014, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Positive results from preclinical studies and clinical trials, including any exploratory results from the custirsen or apatorsen clinical trials conducted to date should not be relied on as evidence that on-going, amended, or later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.

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

We have amended some of our ongoing clinical trials to incorporate preliminary observations from our other completed clinical trials.  These observations may not be applicable to other stages of disease, or in combination with other therapies or indications.  In planning or completing amendments to our trials, the statistical requirements to demonstrate success have been increased. This is due to including fewer patients for the primary evaluation and/or due to allowing for the chance of success to be determined in either of two primary evaluations, rather than only having one primary evaluation specified.  Accordingly, if the observations from other completed trials are applied as amendments to our ongoing trials but prove not to be applicable to our ongoing trials, the results might indicate that our original trial design would have been successful if the changes had not been made to the original statistical requirements. We may choose to make additional amendments to ongoing studies for any reason including to analyze final top line data earlier than planned. Any future amendments may compromise the integrity of the clinical trial results and may not be acceptable to regulators.

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

Completing additional clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. In September 2015, we announced that the addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate a survival benefit compared to ABRAXANE and gemcitabine alone. Additionally, in January 2016, we announced that data from the phase 2 Spruce trial evaluating the combination of apatorsen with carboplatin and pemetrexed in patients with untreated metastatic NSCLC did not reach the statistical significance required to demonstrate a PFS benefit. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations. The failure of apatorsen to be shown safe or effective in one or more indications could negatively impact the development of apatorsen in other indications and could result in the suspension or termination of our apatorsen development plans.

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

Prior to the termination of our collaboration agreement with Teva, Teva manufactured custirsen drug product and, pursuant to the Termination Agreement, it has discontinued such activities.  In addition to the selection of a new drug product supplier, we will require technology and methods transfer, validation processes and stability data in order to manufacture drug product. These activities, results and associated regulatory requirements may delay our ability to submit our application for market approval, if applicable. We cannot provide assurance that we will find a new manufacturer of drug product whose terms or timing would be acceptable to us and we may not have sufficient resources to commence certain activities as soon as required. As a result, we could experience a significant delays in custirsen’s development and potential future commercialization.

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

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our Collaboration Agreement. Under the terms of the Termination Agreement, we received approximately $23.2 million as advanced reimbursement for custirsen-related development activities and regained all rights to custirsen and responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. Of the advance reimbursement received, we have incurred approximately $18.2 million for certain custirsen-related development costs between January 1, 2015 and December 31, 2015. As a result, Teva transitioned the responsibilities associated with conducting the ongoing custirsen clinical trials to us.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the Collaboration Agreement with Teva. In April 2015, our Collaboration Agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements into the third quarter of 2017. However, if patients live longer as a result of new or investigational therapies, the trials proceed slower or take longer than expected to complete, or are initiated later than expected, we change our development plans, acquire rights to new product candidates, cannot find third-party collaborators for our other product candidates, do not successfully defend pending litigation or engage in commercialization and product launch activities, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	the scope and results of our clinical trials and preclinical studies;
•	whether we experience delays in our clinical and preclinical development programs, or experience slower-than-anticipated product development or rate of events;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	our ability to forecast the cost of our ongoing development activities, including the ENSPIRIT trial;
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

•	whether we modify our development program, including terminating and starting new trials;
•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;
•	whether we engage in commercialization and product launch activities; and
•	the costs to defend, and the results of, pending litigation.

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

We may fail to achieve the expected financial and operating benefits of our plan to reduce operating expenses and the plan may harm our business and financial results.

In February 2016, we announced a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We face significant risks associated with this plan that may impair our ability to achieve anticipated savings and operational efficiencies or that may otherwise harm our business. These risks include delays in implementation of anticipated workforce reductions, loss of workforce capabilities, decreases in employee focus and morale, attrition of necessary or key employees, higher than anticipated separation expenses, litigation and the failure to meet financial and operational targets. In addition, the calculation of the anticipated cost savings and other benefits resulting from our plan to reduce operating expenses are subject to many estimates and assumptions. These estimates and assumptions are subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond our control. If these estimates and assumptions are incorrect or if we experience delays or unforeseen events, our business and financial results could be adversely affected.

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

Some of our product candidates’ development plans include pursuing prostate and lung cancer indications. Substantial advancements in the treatment of prostate and lung cancer have occurred in the past two years and new products from our competitors have been approved for marketing on the basis of showing a survival advantage. Any products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. In addition, many universities and private and public research institutes are, or may become, active in cancer research, and develop products that may directly compete with ours. If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success.

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

We will need to expand and effectively manage our managerial, operational, financial, development, commercialization and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. In connection with the termination of the Collaboration Agreement with Teva, we took on additional management activities such as regulatory, drug supply and pharmacovigilance that was previously managed by Teva. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Scott Cormack, John Bencich and Cindy Jacobs. In addition, although we have entered into employment agreements with each of Mr. Cormack, Mr. Bencich and Dr. Jacobs, such agreements permit the executive to terminate his or her employment with us at any time, subject to providing us with advance written notice.

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

With respect to custirsen, apatorsen and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use, and we have licensed from Ionis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Ionis under certain third-party patent portfolios directed to such modifications.

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from Ionis, we do not have and have not had any control over the filing, prosecution or enforcement of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensing partners will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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

If we are unable to successfully defend or settle our pending litigation with Ionis, we may be required to make a significant payment to Ionis and may lose certain development and commercialization rights related to our product candidates.

During 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. In January 2016, Ionis filed a lawsuit and claimed that OncoGenex Technologies is in breach of the license agreement with Ionis for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement. We do not, however, believe that any payments are due to Ionis. Under the Ionis license agreement, no payment is due to Ionis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Ionis.

Litigation is costly and time consuming, and may result in a diversion of management’s attention and resources. If this litigation does not result in a successful outcome or we are otherwise unable to settle the dispute on acceptable terms, we may be required to pay Ionis a significant portion of the amounts that were paid by Teva, which may require us to revise our operating budget and clinical development plans, and delay or suspend clinical development. Ionis may also attempt to terminate the license agreement, which could result in our loss of certain development and commercialization rights relating to our product candidates and harm our ability to advance our product candidates.

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

The market prices for our common stock and that of emerging life science companies generally have historically been highly volatile. For example, after the announcement of data from recent custirsen and apatorsen clinical trials, we experienced a significant decreases in our stock price. Future announcements concerning us, the results of our clinical trials or our competitors may also have a significant effect on the market price of our common stock. The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

The price of our common stock does not meet the requirements for continued listing on The NASDAQ Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The NASDAQ Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Capital Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on February 25, 2016, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Capital Market’s listing rules, we were afforded 180 calendar days, or until August 23, 2016, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. If we fail to regain compliance, our common stock will be subject to delisting. Delisting from The NASDAQ Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities

We are at risk of securities class action litigation.

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

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of regulatory agencies. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. For example, in April 2014, we announced that top-line survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. Additionally, in January 2016, we announced that data from the phase 2 Spruce trial evaluating the combination of apatorsen with carboplatin and pemetrexed in patients with untreated metastatic NSCLC did not reach the statistical significance required to demonstrate a PFS benefit. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In addition, a clinical trial may prove successful with respect to a secondary objective, but fail to demonstrate clinically significant benefits with respect to a primary objective. Failure to satisfy a primary objective in a phase 3 clinical trial (registration trial) would generally mean that a product candidate would not receive regulatory approval.

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

Our lease agreement for office space in Bothell, Washington commenced on February 15, 2015 and has a three-year term with one three-year renewal option. Pursuant to this lease, we rent approximately 13,771 square feet of office space. The annual rent is approximately $0.3 million.

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $0.1 million, which lease expires in September 2016.

We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

On January 5, 2016, Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.) filed a lawsuit against our subsidiary OncoGenex Technologies, Inc. in the United States District Court for the Southern District of California. Ionis claims that OncoGenex Technologies is in breach of an Amended and Restated License Agreement between Ionis and OncoGenex Technologies dated July 2, 2008, as amended, or License Agreement. Under the License Agreement, Ionis is entitled to a share of certain forms of non-royalty revenue received by OncoGenex Technologies, but is not entitled to a share of revenue received by OncoGenex Technologies for the reimbursement of research and development activities. In April 2015, we terminated a collaboration agreement with Teva Pharmaceuticals Industries Ltd. In connection with that termination, Teva paid us $23.2 million as an advance reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. In the lawsuit, Ionis claims that OncoGenex Technologies is in breach of the License Agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the License Agreement. On March 4, 2016, OncoGenex Technologies filed a motion to dismiss the lawsuit in the United States District Court for the Southern District of California.

We intend to vigorously defend this matter and, based on our preliminary review, we believe we have valid defenses. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results and prospects. Because we are in the early stages of this matter, we are unable to estimate a reasonably possible range of loss, if any, that may result from this matter. In addition, litigation can involve significant management time and attention, and the cost of litigation can be expensive, regardless of outcome.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2016, there were approximately 87 stockholders of record and there were approximately 9,436 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated are as follows:

OncoGenex Pharmaceuticals, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2014:

First quarter	$14.25	$8.30
Second quarter	12.09	3.26
Third quarter	3.84	2.63
Fourth quarter	2.67	1.98

YEAR ENDED DECEMBER 31, 2015:

First quarter	$2.78	$1.92
Second quarter	3.10	1.74
Third quarter	4.10	1.38
Fourth quarter	2.80	1.11

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2015 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
OncoGenex Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

OncoGenex Pharmaceuticals, Inc.	100.00	69.92	78.14	49.67	13.64	7.21
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Pharmaceutical	100.00	114.48	156.39	263.04	340.07	354.40

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2015, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015 and 2014 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of loss data for the year ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

The historical results presented are not necessarily indicative of future results.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands except share and per share amounts)
Statements of Loss Data:
Collaboration revenue	$18,160	$27,116	$29,882	$20,095	$5,496
Total expenses	$36,913	$53,332	$65,209	$46,082	$27,783
Net loss	$(16,801)	$(26,240)	$(31,849)	$(21,098)	$(14,673)
Basic and diluted loss per common share	$(0.64)	$(1.45)	$(2.17)	$(1.56)	$(1.51)
Shares used in calculation of net loss per share
Basic and diluted	26,147,344	18,098,799	14,683,389	13,522,723	9,729,340

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,186	$47,057	$39,222	$75,383	$64,927
Total assets	$58,209	$56,291	$55,689	$82,016	$68,015
Current liabilities	$20,664	$22,218	$14,934	$11,556	$30,786
Total liabilities	$20,769	$22,232	$18,478	$15,809	$37,125
Additional paid-in capital	$211,590	$191,373	$168,242	$165,395	$108,986
Accumulated deficit	$(176,811)	$(159,958)	$(133,689)	$(101,840)	$(80,742)
Stockholders’ equity	$37,440	$34,059	$37,211	$66,207	$30,890

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We estimate we will incur approximately $0.4 million in cash expenditures as a result of the workforce reduction, substantially all of which will be severance costs. We expect cost savings associated with the reduction of employees and consultants, together with the elimination of certain planned expenditures not required for the completion of ongoing trials, will extend our cash runway into the third quarter of 2017.  We plan to remain focused on executing clinical development plans in order to reach several near-term milestones for both the custirsen and apatorsen programs.

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated:

•

The SYNERGY Trial: The completed phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology (ESMO) 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen's known adverse event profile. Subsequent exploratory analyses showed improved overall survival for those men who received custirsen and who were at increased risk for poor outcomes. Those preliminary results showed a 27% lower rate of death for patients who were at increased risk for poor outcomes and received custirsen. Based on these findings, we have amended the AFFINITY trial as outlined below.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with CRPC. AFFINITY was initiated in August 2012 and completed enrollment of approximately 630 patients in September 2014. In January 2015, an interim futility analysis was completed and per recommendation of an Independent Data Monitoring Committee, or IDMC, the trial continued as planned.

Based on the exploratory findings from the SYNERGY trial, we sought advice from regulatory authorities to amend the AFFINITY trial to include these learnings and to adjust the statistical analysis plan accordingly. Both the FDA and European Medicines Agency, or EMA, were supportive of the proposed amendment to the AFFINITY protocol and statistical analysis plan. The following protocol amendment was submitted in all participating countries where the trial is being conducted:

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

o

The revised statistical analysis plan included an interim analysis for the ITT population at the same time as the final analysis for the subpopulation. This interim analysis had both futility and early efficacy criteria defined for the ITT population.

The co-primary survival analysis for the poor prognostic subpopulation and the interim analysis for the ITT population in the AFFINITY trial were completed in December 2015. The co-primary survival results for the subpopulation of men who had multiple poor prognostic risk factors revealed that the combination of custirsen and cabazitaxel did not meet the rigorous criteria required to demonstrate an improvement in overall survival (hypothesized hazard ratio < 0.69, one-sided p value < 0.015). Based on the interim analysis for the ITT population, the IDMC recommended that the trial continue as planned. Both the IDMC and we remain blinded to all analyses and final results are expected in the third quarter of 2016, depending on timing of the event-driven final ITT analysis.

•

The ENSPIRIT Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with docetaxel treatment as second-line chemotherapy in patients with NSCLC. This trial was initiated in September 2012.

The first interim futility analysis was completed in August 2014. A protocol amendment was submitted and approved by all regulatory agencies in participating countries, to amend the statistical design and analysis plan of the ENSPIRIT trial including the following:

o

A revised statistical analysis plan including the hypothesized HR, to be 0.75 with the critical HR of ≤ 0.84, reducing the required sample size from 1,100 to 700 patients.  This change maintained 90% power while assessing for a more clinically relevant survival benefit when adding custirsen to second-line docetaxel.

o

A revision to the final interim futility analysis with more rigorous criteria in order to continue the trial due to lack of futility. This was successfully completed in July 2015, and the trial continued as planned.

o	The inclusion of an additional objective to analyze survival outcome based on NSCLC histology as part of the other non-primary analyses.

We believe these amendments, specifically the revised statistical thresholds, are more appropriately aligned to the interests of both treating clinicians and their patients. Based on current ENSPIRIT enrollment projections and the changes outlined in the protocol amendment, we believe final survival results could be available in the first half of 2017, depending on completion of enrollment and timing of the event-driven final analysis.

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

Hsp27 has been reported by others to function as an immunomodulatory protein by a number of mechanisms that include altering important membrane expressed proteins on monocytes and immature dendritic cells; this alteration results in tumor-associated immune cells that are not functional in identifying and killing cancer cells. The induction of anti-inflammatory cytokines by Hsp27 may also play a role in down-regulating lymphocyte activation leading to additional unresponsive immune cells.

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval. The ORCA trials, with exception of the Pacific™ trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either PFS or survival.

Six phase 2 apatorsen clinical trials have been initiated or completed under the ORCA program.

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

•

The Rainier™ Trial: Our completed investigator-sponsored Rainier™ phase 2 trial was a randomized, placebo-controlled trial evaluating apatorsen in combination with ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin-bound) and gemcitabine compared to ABRAXANE and gemcitabine alone in patients with untreated metastatic pancreatic cancer. The addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate an overall survival benefit in the study when compared to ABRAXANE and gemcitabine alone. A potential benefit was observed in a subgroup of patients with high baseline serum Hsp27 status (14% of total) when treated with apatorsen (PFS HR= 0.40; 95% CI 0.19-0.86 and survival HR= 0.57; 95% CI 0.26-1.25). Overall, higher baseline Hsp27 status correlated with worse survival outcome. The study was sponsored and conducted by Sarah Cannon Research Institute, or SCRI, and further results were presented at the Gastrointestinal, or GI, Cancers Symposium meeting in January 2016. The study investigators concluded that these promising results in pancreatic cancer patients with Hsp27 high status warrant further study of apatorsen in this population. OncoGenex does not intend to pursue additional trials in pancreatic cancer at this time.

Ongoing Trials

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete all 10 cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013 and patient enrollment was completed in September 2015. The trial randomized approximately 200 patients and results are expected in the second half of 2016.

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. The trial randomized approximately 155 patients. Primary endpoint data for PFS was reported in January 2016 and did not reach the statistical significance required to demonstrate a benefit. A potential PFS benefit was observed in patients with high baseline serum Hsp27 status when treated with apatorsen. The study is ongoing and overall survival results are expected in the second half of 2016.

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

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. The trial completed enrollment of 72 patients in March 2016.

In addition to the Borealis-1 and Borealis-2 clinical trials in metastatic bladder cancer in the ORCA program, we are evaluating apatorsen for the potential treatment of NMIBC. We have completed a pre-IND meeting with FDA in preparation for a separate IND application to evaluate apatorsen for intravesical administration in combination with Bacillus Calmette-Guerin, or BCG, treatment in patients with NMIBC. FDA had no objection to the study population or classification of subpopulations in the proposed study design and deemed the proposed definitions of primary and secondary endpoints acceptable.

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

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have completed IND enabling toxicology studies for OGX-225.

Collaboration Revenue

Revenue recognized to date was attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to a Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the clinical development plan. Our policy is to account for these reimbursements as collaboration revenue.

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount  will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the hold-back had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount of the remaining hold-back in October 2015, representing one half of the then remaining amount six months after the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva. Teva is responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.  We will be responsible for certain custirsen-related expenses from and after January 1, 2015.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen-related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. Of the advance reimbursement received, we have incurred approximately $18.2 million for certain custirsen-related development costs since January 1, 2015 and recognized these amounts as Collaboration Revenue as of December 31, 2015.

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

Under the prior Collaboration Agreement with Teva, we were required to spend $30.0 million in direct and indirect development costs for the benefit of the custirsen development plan, such contribution to be funded by the upfront payment provided by Teva as an advanced reimbursement for our development expenses. In December 2012, we had spent the required $30.0 million in development costs related to custirsen. In accordance with the Termination Agreement, Teva was required to and did fund all additional expenses under the clinical development plan through December 31, 2014, after which date we took over responsibility for future custirsen-related costs following termination of our Collaboration Agreement. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at December 31, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants classified as liabilities were exercised during the years ended December 31, 2015 or 2014.

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

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Revenue

Revenue for the year ended December 31, 2015 decreased to $18.2 million, from $27.1 million for the year ended December 31, 2014 and decreased from $29.9 million for the year ended December 31, 2013. The advanced reimbursement payment made by Teva pursuant to the Termination Agreement was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen. Revenue in all years was earned through our strategic collaboration with Teva. The decrease in 2015 as compared to 2014 was due primarily to lower collaboration revenue recognized for the reimbursement of expenses for the AFFINITY trial as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs, which OncoGenex became responsible for pursuant to the Termination Agreement with Teva. Revenue recognized in 2015 is attributable to the advance reimbursement received in the second quarter of 2015, pursuant to the Termination Agreement with Teva, for research and development costs incurred by us related to the custirsen development program. The decrease in 2014 as compared with 2013 was due primarily to higher revenue earned from reimbursable purchases of combination drugs used in the AFFINITY trial during 2013.

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Clinical development programs:
Custirsen	$15,544	$26,015	$28,199
Apatorsen	$2,798	$9,753	$16,260
Other research and development	$6,766	$10,456	$10,858
Total research and development expenses	$25,108	$46,224	$55,317

Research and development expenses for the year ended December 31, 2015 decreased to $25.1 million, from $46.2 million for the year ended December 31, 2014 and decreased from $55.3 million for the year ended December 31, 2013. The decrease in 2015 as compared to 2014 was due primarily to lower clinical trial costs for the AFFINITY and Borealis-1 trials as a result of patients coming off treatment. This was partially offset by higher ENSPIRIT trial costs, which we became responsible for after the termination of our Collaboration Agreement with Teva. The decrease in 2014 as compared to 2013 was due primarily to lower clinical trial costs for Borealis-1 as a result of patients coming off treatment and fewer combination drug purchases for the AFFINITY trial in 2014.

General and Administrative Expenses

G&A expenses for the years ended December 31, 2015, 2014 and 2013 were $11.8 million, $10.6 million and $9.9 million, respectively. The increase in 2015 as compared to 2014 was primarily due to higher consulting and legal fees. This was partially offset by lower rent and facilities operating costs and lower employee related costs. The increase in 2014 compared to 2013 was primarily due to higher consulting fees.

Restructuring Gain

Restructuring gain for the years ended December 31, 2015, 2014 and 2013 was zero, $0.3 million and zero, respectively. We entered into a lease termination agreement with BMR-217TH Place LLC effective 2014 in relation to our previous Bothell facility. The termination of the lease resulted in a $3.5 million restructuring gain recorded in the fourth quarter of 2014, which was partially offset by a $3.2 million termination fee recognized in the same period.

Revaluation of Warrants

Recorded gains on the revaluation of our outstanding warrants for the years ended December 31, 2015, 2014 and 2013 were $1.9 million, $3.7 million and $3.2 million, respectively, which is included on our consolidated statement of loss as a gain on warrants. We revalue the warrants at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $176.8 million through December 31, 2015, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of December 31, 2015, our cash, cash equivalents, and short-term investments increased to $55.2 million from $47.1 million as of December 31, 2014.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain custirsen-related costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. Of the advance reimbursement received, we have incurred approximately $18.2 million for certain custirsen-related development costs between January 1, 2015 and December 31, 2015.

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

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We estimate we will incur approximately $0.4 million in cash expenditures as a result of the workforce reduction, substantially all of which will be severance costs. We expect cost savings associated with the reduction of employees and consultants, together with the elimination of certain planned expenditures not required for the completion of ongoing trials, will extend our cash runway into the third quarter of 2017. Our currently planned operations are set forth below under the heading “Operating Capital and Capital Expenditure Requirements.”

Cash Flows

Operating Activities

For the years ended December 31, 2015, 2014 and 2013, net cash used in operating activities was $9.1 million, $17.3 million and $35.9 million, respectively. The decrease in cash used in operations in 2015 as compared to cash used for operations in 2014 was primarily attributable to a cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015. The decrease in cash used in operations in 2014 as compared to 2013 is primarily attributable to an increase in cash reimbursements from Teva in 2014 as a result of us fulfilling our obligation of funding $30 million towards the development of custirsen, and the timing of payments for our clinical development activities.

Financing Activities

For the years ended December 31, 2015, 2014 and 2013 net cash provided by financing activities was $17.6 million, $25.2 million and $10,000, respectively. Net cash provided by financing activities for the year ended December 31, 2015 relates to proceeds received from the financing through our purchase agreement with LPC. Net cash provided by financing activities for the year ended December 31, 2014 was the result of proceeds from the underwritten registered direct offering completed in July 2014, the sale of shares of common stock through our “at the market” equity offering program and the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2013 was the result of proceeds from the exercise of stock options.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $2.1 million. Net cash provided by investing activities for the years ended December 31, 2014 and 2013 was $5.4 million and $32.4 million, respectively. Net cash used in and provided by investing activities in all years was due to transactions involving marketable securities in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations, we believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations into the third quarter of 2017. Depending on timing of enrollment or event-driven final analyses, the expected key milestones and activities are as follows:

•	Custirsen

•

Announcing AFFINITY trial results, the phase 3 trial evaluating a survival benefit for custirsen in combination with cabazitaxel as second-line chemotherapy in approximately 630 patients with castrate-resistant prostate cancer. The final analysis for the intent-to-treat population is expected in the third quarter of 2016.

•

Announcing ENSPIRIT trial results, the phase 3 trial evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 700 patients with non-small cell lung cancer. The final survival analysis is expected in the first half of 2017.

•	Apatorsen

•

Announcing Borealis-2 trial results, an investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer. Final results are expected in the second half of 2016.

•

Announcing Spruce trial results for the overall survival endpoint, the investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen treatment with carboplatin and pemetrexed chemotherapy in patients with previously untreated advanced non-squamous NSCLC. Results are expected in the second half of 2016.

•

Preparing an investigational new drug application for FDA submission regarding apatorsen via intravesical administration in combination with Bacillus Calmette-Guerin (BCG) treatment in patients with non-muscle invasive bladder cancer.

Results from the custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, or we could utilize our available capital resources sooner than we currently expect. We would require additional funding to support our operations if we were to continue the AFFINITY or ENSPIRIT trials beyond their anticipated data result dates, spend capital on activities related to product launch, acquire or invest in other assets, conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225 or unsuccessfully defend pending litigation, or if the clinical trials cost more than we anticipate or custirsen is successful in a phase 3 trial with no partnership. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or through private or public offerings of our equity or debt. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

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

•	our ongoing level of focus and efforts to develop and commercialize custirsen and apatorsen;
•	success of custirsen and apatorsen;
•	costs to defend, and results of, pending litigation; and
•	costs related to obtaining, defending and enforcing patents.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease (1)	$643	$267	$376	$—	$—
Vancouver office operating lease (2)	$62	$62	$—	$—	$—
UBC license maintenance fees (3)	$36	$6	$12	$12	$6
Leased equipment	$41	$19	$22	$—	$—
Total	$782	$354	$410	$12	$6

(1)	This operating lease is effective May 1, 2015 and expires on April 30, 2018.
(2)	This operating lease expires in 2016.
(3)

We are obligated to pay an annual license maintenance fee of CAD$8,000 to UBC, which has been converted to US dollars based on the December 31, 2015 exchange rate of US$1.00 = CAD$1.384, and rounded to the nearest $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2015.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2015	2014
Total Assets	$58,209	$56,291
Total Liabilities	20,769	22,232
Total Equity	37,440	34,059

The increase in assets at December 31, 2015 compared with December 31, 2014 was primarily due to an increase in cash as a result of the cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015 and proceeds received from the financings under our purchase agreement with LPC. The decrease in liabilities at December 31, 2015 compared with December 31, 2014 is primarily due to lower clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards and clinical trial and manufacturing accruals, estimated useful lives of property, plant and equipment and estimates and assumptions in contingent liabilities.

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen-related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. Of the advance reimbursement received, we have incurred approximately $18.2 million for certain custirsen-related development costs since January 1, 2015 and recognized these amounts as Collaboration Revenue as of December 31, 2015.

Prior to the termination of the collaboration agreement, we and Teva shared certain custirsen-related development costs. We had spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva funded all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. On a quarterly basis Teva reimbursed all development expenses incurred in accordance with our clinical development plan. Our policy was to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva see also Note 4.

The terminated collaboration agreement contained multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

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

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is recorded on a straight-line basis over the following periods:

Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 - 10 years
Leasehold improvements and equipment under capital lease	Over the term of the lease

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

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. We also have warrants classified as equity and these are not reassessed for their fair value at the end of each reporting period. Warrants classified as equity are initially measured at their fair value and recognized as part of stockholders’ equity. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair value of the warrants classified as liabilities are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

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

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board ("FASB") issued its new leases standard, ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year.  This standard is expected to have a significant impact on our current accounting for our lease arrangements, particularly our current operating lease arrangements, as well as, disclosures.  We are currently evaluating the impact of adoption on its financial position and results from operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-17 on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis. ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after 15 December 2015. For nonpublic business entities, it is effective for annual periods beginning after 15 December 2016, and interim periods beginning after 15 December 2017. Early adoption is permitted for annual and interim periods. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-02 on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after 15 December 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period and can be applied prospectively or retrospectively. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-01 on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (ASU 2014-15). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2014. Depending on our capital resources and forecasted expenses at the time of adoption, the impact of ASU No. 2014-15 could have an impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

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

In February 2013, the FASB issued Accounting Standards Updates, or ASU, No. 2013-02, “Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States, or U.S. GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 for our fiscal year ended December 31, 2013. The adoption of this standard did not have a significant impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.4 million in the fair value of our investments as of December 31, 2015.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar against the U.S. dollar to be $0.2 million for the year ended December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OncoGenex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoGenex Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoGenex Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 9, 2016	Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OncoGenex Pharmaceuticals, Inc.

We have audited OncoGenex Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). OncoGenex Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoGenex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OncoGenex Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
March 9, 2016	Chartered Professional Accountants

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents [note 5]	$34,310	$27,897
Restricted cash [note 5]	—	251
Short-term investments [note 5]	20,876	19,160
Interest receivable	111	113
Amounts receivable	14	5,676
Prepaid expenses	1,987	2,165
Other current assets [note 8]	—	499
Total current assets	57,298	55,761
Restricted cash [note 5]	272	—
Property and equipment, net [note 6]	602	257
Other assets [note 8]	37	273
Total assets	$58,209	$56,291
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,343	$72
Accrued liabilities other	641	863
Accrued clinical liabilities	9,966	13,462
Accrued compensation	1,267	1,333
Current portion of long-term obligations [note 12]	52	236
Lease termination liability [note 7]	1,250	3,250
Deferred collaboration revenue [note 4]	5,040	—
Warrant liability [note 5 and note 10]	1,105	3,002
Total current liabilities	20,664	22,218
Long-term obligations, less current portion [note 12]	105	14
Total liabilities	20,769	22,232
Commitments and contingencies [note 4 and note 12]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,846,991 and 22,630,652 issued at December 31, 2015 and December 31, 2014, respectively, and 29,812,998 and 22,621,426 outstanding at December 31, 2015 and December 31, 2014, respectively	29	22
Additional paid-in capital	211,590	191,373
Accumulated deficit	(176,811)	(159,958)
Accumulated other comprehensive income	2,632	2,622
Total stockholders' equity	37,440	34,059
Total liabilities and stockholders' equity	$58,209	$56,291
Subsequent events [note 14]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended
	December 31,
	2015	2014	2013
COLLABORATION REVENUE (note 4)	$18,160	$27,116	$29,882
EXPENSES
Research and development	25,108	46,224	55,317
General and administrative	11,805	10,625	9,892
Restructuring gain	—	(267)	—
Total operating expenses	36,913	56,582	65,209
OTHER INCOME (EXPENSE)
Interest income	119	35	150
Other income (expense)	(64)	(19)	120
Warrant issuance costs	—	(531)	—
Gain on warrants	1,897	3,741	3,208
Total other income	1,952	3,226	3,478
Net loss	$(16,801)	$(26,240)	$(31,849)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	10	(21)	6
Total other comprehensive income (loss)	10	(21)	6
Comprehensive loss	$(16,791)	$(26,261)	$(31,843)
Basic and diluted net loss per common share [note 10 [h]]	$(0.64)	$(1.45)	$(2.17)
Shares used in computation of basic and diluted net loss per common share [note 10 [h]]	26,147,344	18,098,799	14,683,389

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2013	14,656,916	$15	$165,395	$2,637	$(101,840)	$66,207
Stock-based compensation expense	—	—	2,837	—	—	2,837
Stock option exercises	3,475	—	10	—	—	10
Restricted Stock Unit Settlements	47,495	—	—	—	—	—
Net loss	—	—	—	—	(31,849)	(31,849)
Other comprehensive income (loss)	—	—	—	6	—	6
Balance, December 31, 2013	14,707,886	15	168,242	2,643	(133,689)	37,211
Stock-based compensation expense	—	—	3,860	—	—	3,860
Stock option exercises	10,000	—	30	—	—	30
Restricted Stock Unit Settlements	53,971	—	—	—	—	—
Performance Restricted Stock Unit Settlements	149,177	—	—	—	—	—
Performance Restricted Stock Unit Settlements withheld and retired to treasury	(9,226)	—	—	—	(29)	(29)
Shares issued - ATM Financing	809,214	—	2,860	—	—	2,860
Shares issued in July 2014 Financing	5,559,866	6	16,369	—	—	16,375
Warrant Exercises	1,340,538	1	12	—	—	13
Net loss	—	—	—	—	(26,240)	(26,240)
Other comprehensive income (loss)	—	—	—	(21)	—	(21)
Balance, December 31, 2014	22,621,426	22	191,373	2,622	(159,958)	34,059
Stock-based compensation expense	—	—	2,328	—	—	2,328
Stock option exercises	5,359	—	14	—	—	14
Restricted Stock Unit Settlements	186,991	—	—	—	—	—
Performance Restricted Stock Unit Settlements	82,410	—	—	—	—	—
Performance Restricted Stock Unit Settlements withheld and retired to treasury	(24,750)	—	—	—	(52)	(52)
Shares issues - Lincoln Park Capital	6,941,562	7	17,875			17,882
Net loss	—	—	—	—	(16,801)	(16,801)
Other comprehensive income (loss)	—	—	—	10	—	10
Balance, December 31, 2015	29,812,998	$29	$211,590	$2,632	$(176,811)	$37,440

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Operating Activities:
Net loss	$(16,801)	$(26,240)	$(31,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants	(1,897)	(3,741)	(3,208)
Warrant issuance costs		531	—
Depreciation	244	223	227
Stock-based compensation [note10[c]]	2,328	3,860	2,834
Restructuring gain [note 7]	—	(3,517)	—
Changes in operating assets and liabilities:
Interest receivable	2	105	109
Amounts receivable	5,662	2,981	(7,943)
Prepaid expenses and other assets	1,167	3,944	(1,974)
Accounts payable	1,271	(67)	(1,190)
Accrued liabilities other	(222)	363	41
Accrued clinical liabilities	(3,714)	2,178	7,563
Accrued compensation	(66)	(372)	164
Restricted cash	(21)	63	—
Excess lease liability [note 7]	(194)	(785)	(680)
Lease obligation	100	(84)	(21)
Lease termination fees [note 12]	(2,000)	3,250	—
Deferred collaboration revenue	5,040	—	—
Net cash used in operating activities	(9,101)	(17,308)	(35,927)
Financing Activities:
Proceeds from the exercise of stock options	14	30	10
Proceeds from ATM Financing, net of issuance costs	17,629	2,874	—
Taxes paid related to net share settlement of equity awards	(52)	(29)	—
Issuance of common shares, net of share issuance costs	—	22,372	—
Net cash provided by financing activities	17,591	25,247	10
Investing Activities:
Purchase of investments	(24,368)	(19,446)	(31,696)
Proceeds from sale of investments	1,003	—	1,000
Proceeds from maturities of investments	21,659	24,894	63,375
Purchase of property and equipment	(371)	(82)	(253)
Net cash provided by (used in) investing activities	(2,077)	5,366	32,426
Effect of exchange rate changes on cash	—	(1)	9
Net increase (decrease) in cash and cash equivalents	6,413	13,304	(3,482)
Cash and cash equivalents at beginning of year	27,897	14,593	18,075
Cash and cash equivalents at end of year	$34,310	$27,897	$14,593
Supplemental Disclosure of Cash Flow Information:
Property and equipment received and accrued but not yet paid	$218	$—	$—
Property and equipment acquired under lease obligation	$—	$—	$24

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

Liquidity

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $176.8 million through December 31, 2015. At December 31, 2015, we had cash, cash equivalents and short-term investments of $55.2 million.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards and clinical trial and manufacturing accruals, estimated useful lives of property, plant and equipment and estimates and assumptions in contingent liabilities.

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen-related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. Of the advance reimbursement received, we have incurred approximately $18.2 million for certain custirsen-related development costs since January 1, 2015 and recognized these amounts as Collaboration Revenue as of December 31, 2015.

Prior to the termination of the collaboration agreement, we and Teva shared certain custirsen-related development costs. We had spent the required $30 million in direct and indirect development costs, such as full-time equivalent (FTE) reimbursement for time incurred by our personnel for the benefit of the custirsen development plan. Teva funded all other expenses under the collaboration agreement including the three phase 3 clinical trials under the clinical development plan. On a quarterly basis Teva reimbursed all development expenses incurred in accordance with our clinical development plan. Our policy was to account for these reimbursements as Collaboration Revenue. For a summary description of the collaboration agreement with Teva see also Note 4.

The terminated collaboration agreement contained multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, Multiple-Element Arrangements, or ASC 605-25. We evaluated the facts and circumstances of the collaboration agreement to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under the collaboration agreement, including deliverables relating to the grant of a technology license, and performance of manufacturing, regulatory and clinical development services in the U.S. and Canada, and estimated that the period in which it would perform those deliverables began in the fourth quarter of 2009 and was completed in the fourth quarter of 2012. Because we have been able to establish vendor specific objective evidence, or VSOE, of the fair value of the maintenance, regulatory, and clinical services, we concluded that these deliverables should be accounted as separate units of accounting under ASC 605-25. In establishing VSOE for the manufacturing, regulatory, and clinical development services, management relied on rates charged by other service providers providing similar development services.

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

Property and Equipment

Property and equipment assets are recorded at cost less accumulated depreciation. Depreciation expense on assets acquired under capital lease is recorded within depreciation expense. Depreciation is recorded on a straight-line basis over the following periods:

Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 - 10 years
Leasehold improvements and equipment under capital lease	Over the term of the lease

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

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. We also have warrants classified as equity and these are not reassessed for their fair value at the end of each reporting period. Warrants classified as equity are initially measured at their fair value and recognized as part of stockholders’ equity. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants. Changes in the fair value of the warrants classified as liabilities are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

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

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board ("FASB") issued its new leases standard, ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year.  This standard is expected to have a significant impact on our current accounting for our lease arrangements, particularly our current operating lease arrangements, as well as, disclosures.  We are currently evaluating the impact of adoption on its financial position and results from operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-17 on our consolidated financial statements and related disclosures

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis. ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after 15 December 2015. For nonpublic business entities, it is effective for annual periods beginning after 15 December 2016, and interim periods beginning after 15 December 2017. Early adoption is permitted for annual and interim periods. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-02 on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after 15 December 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period and can be applied prospectively or retrospectively. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-01 on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (ASU 2014-15). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2014. Depending on our capital resources and forecasted expenses at the time of adoption, the impact of ASU No. 2014-15 could have an impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

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

In February 2013, the FASB issued Accounting Standards Updates, or ASU, No. 2013-02, “Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States, or U.S. GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 for our fiscal year ended December 31, 2013. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2015, the average days to maturity of our portfolio of cash equivalents and marketable securities was 61 days (December 31, 2014 – 174 days). We do not use derivative instruments to hedge against any of these financial risks.

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

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

All licenses granted by us to Teva under the Collaboration Agreement were terminated as of the Closing Date. In addition, Teva assigned to us certain patent applications related to custirsen and abandoned certain other patent applications as requested by us. Furthermore, Teva granted to us and our affiliates an exclusive license (except as to Teva and its affiliates) to any know-how created under and during the term of the Collaboration Agreement to develop, manufacture and commercialize custirsen and certain other antisense inhibitors of clusterin, as set forth in more detail in the Termination Agreement. Teva additionally granted to us and our affiliates a non-exclusive license to any intellectual property owned by or licensed to Teva and its affiliates, whether as of the Closing Date or thereafter, to develop, manufacture and commercialize custirsen, subject to certain limitations. Teva also agreed not to challenge the patentability, validity or enforceability of certain of our patents, and agreed not to file any patent applications covering custirsen or any antisense inhibitor of clusterin for 18 months after the Closing Date. We are responsible for any such expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any.

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

Revenue for the year ended December 31, 2015 was $18.2 million, which consists of partial recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of December 31, 2015, a remaining balance of $5.0 million of the advanced reimbursement payment was recorded in deferred collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and will be recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen.

Ionis and UBC License Agreements

Pursuant to the terms of the agreements with Ionis and UBC, we anticipate we will pay royalties to third-parties of 4.0% to 8.0% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Ionis in 2015. In addition, pursuant to the terms of the agreement with Ionis, we are required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. Pursuant to the terms of agreement with UBC, we are required to pay low single digit royalties on milestones and the revenue from sales of custirsen. We did not make any royalty or milestone payments to UBC under the terms of the agreement in 2015.

In May and November 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. In January 2016, Ionis filed a lawsuit and claims that OncoGenex Technologies is in breach of the license agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement. We do not believe that any payments are due to Ionis. Under the Ionis license agreement, no payment is due to Ionis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Ionis. We intend to vigorously defend the lawsuit and, based on our preliminary review, we believe we have valid defenses.

Amendment to Ionis and UBC License Agreements

To facilitate the execution and performance of our prior Collaboration Agreement with Teva, we and Ionis agreed to amend the Ionis License Agreement and we and UBC agreed to amend the UBC License Agreement, in each case, effective December 19 and December 20, 2009, respectively.

The amendment to the Ionis License Agreement provides, among other things, that if we are the subject of a change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20.0 million will be due and payable to Ionis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Ionis by us has been established, the applicable royalty rate payable to Ionis will thereafter be the maximum amount payable under the Ionis License Agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20.0 million milestone if not already paid. As a result of the $10.0 million milestone payment payable to Ionis in relation to the Collaboration Agreement entered into with Teva in 2009, the remaining amount owing in the event of change of control discussed above is a maximum of $10.0 million.

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

Warrants

As of December 31, 2015, we recorded a $1.1 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility is based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the year ended December 31, 2015. During the twelve months ended December 31, 2015, no common stock warrants were issued that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	December 31,
	2014	Warrants	warrants	2015
Warrant liability	$3,002	$-	$(1,897)	$1,105

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash	$14,034	$—	$—	$14,034
Money market securities (cash equivalents)	20,276	—	—	20,276
Restricted cash (Note 12)	272	—	—	272
Corporate bonds and commercial paper	—	20,876	—	20,876
Total assets	$34,582	$20,876	$—	$55,458
Liabilities
Warrants	$—	$—	$1,105	$1,105

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash	$16,481	$—	$—	$16,481
Money market securities (cash equivalents)	11,416	—	—	11,416
Restricted cash (Note 12)	251	—	—	251
Corporate bonds and commercial paper	—	19,160	—	19,160
Total assets	$28,148	$19,160	$—	$47,308
Liabilities
Warrants	$—	$—	$3,002	$3,002

Cash and cash equivalents and short term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2015	Cost	Gains	Losses	Fair Value
Cash	$14,034	$—	$—	$14,034
Money market securities	20,276	—	—	20,276
Total cash and cash equivalents	$34,310	$—	$—	$34,310
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272
Corporate bonds and commercial paper	20,885	—	(9)	20,876
Total short-term investments	$20,885	$—	$(9)	$20,876

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2014	Cost	Gains	Losses	Fair Value
Cash	$16,481	$—	$—	$16,481
Money market securities	11,416	—	—	11,416
Total cash and cash equivalents	$27,897	$—	$—	$27,897
Money market securities (restricted cash)	251	—	—	251
Total restricted cash	$251	$—	$—	$251
Corporate bonds and commercial paper	19,179	1	(20)	19,160
Total short-term investments	$19,179	$1	$(20)	$19,160

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2015 and 2014.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2015, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2015
Computer equipment	$628	$490	$138
Furniture and fixtures	172	163	9
Machinery and equipment	218	1	217
Leasehold improvements	257	99	158
Computer software	494	425	69
Equipment under capital lease	114	103	11
Total property and equipment	$1,883	$1,281	$602
December 31, 2014
Computer equipment	$493	$395	$98
Furniture and fixtures	170	151	19
Leasehold improvements	55	55	—
Computer software	462	342	120
Equipment under capital lease	114	94	20
Total property and equipment	$1,294	$1,037	$257

7. EXCESS LEASE LIABILITY

On August 21, 2008, Sonus Pharmaceuticals, Inc., or Sonus, completed a transaction (“the Arrangement”) with OncoGenex Technologies Inc., or OncoGenex Technologies, whereby Sonus acquired all of the outstanding preferred shares, common shares and convertible debentures of OncoGenex Technologies. Sonus then changed its name to OncoGenex Pharmaceuticals, Inc. Prior to the Arrangement, Sonus entered into a non-cancellable lease arrangement for office space located in Bothell, Washington, which is considered to be in excess of our current requirements. The liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses and had been accounted for in accordance with ASC 805-20, “Business Combinations -Identifiable Assets and Liabilities, and Any Non-controlling Interest.” Effective 2014, we entered into a Lease Termination Agreement with the landlord for the office space in Bothell such that the lease terminated effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR-217TH Place LLC (“BMR”) a $2.0 million termination fee on the Termination Date. We will also pay BMR an additional termination fee of $1.3 million within 30 days after we (i) meet the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic CRPC with custirsen and (ii) close a transaction or transactions pursuant to which we receive funding in an aggregate amount of at least $20.0 million. As a result of the Lease Termination Agreement, we have recorded the lease termination fees and have made an adjustment to remove the excess lease liability.

8. OTHER ASSETS

Other assets include prepaid amounts related to clinical trials that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

9. INCOME TAX

[a] The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense is as follows. OncoGenex Technologies, a Canadian corporation, which is subject to combined Canadian federal and provincial statutory tax rates for December 31, 2015, 2014, and 2013 of 26.0%, 26.0%, and 25.75%, respectively. Following the reverse takeover by OncoGenex Technologies of Sonus Pharmaceuticals, Inc. (which subsequently changed its name to OncoGenex Pharmaceuticals, Inc.) in 2008, OncoGenex Technologies became a wholly owned subsidiary of OncoGenex Pharmaceuticals, which is a Delaware incorporated company subject to US Federal Statutory rates of 34% for all three years presented.

For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, we used the furthest out available future tax rate in the applicable jurisdictions. For the years ended December 31, 2015, 2014 and 2013 the future Canadian enacted rates we used were 26%, 26%, and 25%, respectively, while for the US the future enacted rate we used was 34% for all three periods presented.

[b] At December 31, 2015, we have investment tax credits of $2.3 million (2014—$2.4 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $100.4 million (2014—$96.3 million) available to offset future taxable income in Canada and federal net operating loss carryforwards of $151.9 million (2014—$151.1 million) to offset future taxable income in the United States.

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

(In thousands)	2015	2014	2013
Income taxes at statutory rates (at a rate of 34% for all periods presented)	$(5,712)	$(8,922)	$(10,829)
Expenses not deducted for tax purposes	(14)	(452)	(738)
Effect of tax rate changes on deferred tax assets and liabilities	(13)	(9)	(744)
Rate differential on foreign earnings	689	1,445	2,003
Reduction (increase) in benefit of operating losses	(32)	441	(10)
Reduction in the benefit of other tax attributes	—	—	-
Investment tax credits	(297)	(357)	(347)
Change in valuation allowance	5,114	7,854	10,538
Book to tax return adjustments	265	—	127
Other	—	—	—
Income tax expense	$—	$—	$—

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

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

	Investment	Net Operating	Non-capital
	Tax Credits	Losses	Losses
2016	—	—	—
2017	—	—	—
2018	150	10,795	—
2019	102	32	—
2020	76	2,745	—
2021	69	400	—
2022	105	11,766	—
2023	96	10,785	—
2024	111	16,814	—
2025	144	2,062	—
2026	400	27,157	7,335
2027	173	22,225	4,949
2028	390	12,648	8,020
2029	317	4,358	(9)
2030	346	5,034	6,288
2031	608	6,200	12,121
2032	505	8,418	17,278
2033	422	2,520	23,240
2034	219	2,609	18,027
2035	328	5,342	3,120
	$4,561	$151,910	$100,369

In addition, we have unclaimed tax deductions of approximately $14.3 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $2.3 million available to reduce future taxes payable in the United States. The research and development tax credits expire between 2016 and 2035.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
Tax basis in excess of book value of assets	$6,308	$4,871
Non-capital loss carryforwards	77,746	76,403
Research and development deductions and credits	7,484	7,464
Stock options	3,448	3,163
Restructuring liability	474	(25)
Other	1,627	110
Total deferred tax assets	97,087	91,986
Valuation allowance	$(97,087)	$(91,986)

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2015 is as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Balance at January 1	$2,039	$2,007	$1,967
Additions based on tax positions related to the current year	16	32	32
Additions based on tax positions related to prior years	-	-	8
Balance at December 31	$2,055	$2,039	$2,007

As of December 31, 2015, unrecognized benefits of approximately $2.1 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2015 and December 31, 2014 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2008 to 2015
US	2012 to 2015

10. COMMON STOCK

[a] Authorized

75,000,000 authorized common voting share, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

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

On April 27, 2015, we and MLV terminated the Sales Agreement. We were not subject to any termination penalties related to termination of the Sales Agreement. Under the Sales Agreement, we offered and sold 809,214 shares of our common stock with MLV & Co. LLC. These sales resulted in gross proceeds to us of approximately $3.0 million and offering expenses of $0.1 million.

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

From April 30, 2015 through August 13, 2015, we offered and sold 6,814,980 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $18.0 million and offering expenses of $0.4 million. As of August 13, 2015, no further amounts remained available for sale under this offering program

Stock Option Exercises

During the year ended December 31, 2015, we issued 5,359 and 269,401 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively, compared with the issuance of 10,000 and 203,148 shares of common to satisfy stock option exercises and restricted stock unit settlements, respectively, for the years ended December 31, 2014. For the year ended

December 31, 2013, we issued 3,475 and 47,495 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively.

[c] Stock options

As at December 31, 2015 we had reserved, pursuant to our 2010 Performance Incentive Plan, 3,876,151 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,479,221 are reserved for options currently outstanding, 640,759 are reserved for restricted stock units currently outstanding and 1,756,171 are available for future equity award grants under our 2010 Performance Incentive Plan. As of December 31, 2014 2,906,777 shares were available for equity award grants under our 2010 Performance Incentive Plan.

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

Options remain outstanding under a number of share option plans that had been approved by shareholders prior to the approval of the 2010 Performance Incentive Plan: (a) the 2000 Stock Incentive Plan (2000 Plan), (b) the 2007 Performance Incentive Plan (2007 Plan) and (c) the OncoGenex Technologies Inc. Stock Option Plan (OncoGenex Technologies Plan).

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

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity because of the AFFINITY clinical data results we expect to receive in the third quarter of 2016, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rates	1.76%	1.83%	1.25%
Expected dividend yield	0%	0%	0%
Expected life	5.8 years	5.9 years	5.8 years
Expected volatility	63%	82%	86%

The weighted average fair value of stock options granted during the year ended December 31, 2015, 2014 and 2013 was $1.10, $6.52 and $8.07 per share, respectively.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Years ended
	December 31,
	2015	2014	2013
Research and development	$1,111	$1,893	$1,296
General and administrative	1,217	1,967	1,538
Total stock-based compensation	$2,328	$3,860	$2,834

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2013	805,281	$11.34
Granted	239,282	11.32
Expired	(3,061)	4.11
Exercised	(3,475)	3.00
Forfeited	(30,536)	13.87
Balance, December 31, 2013	1,007,491	$11.39
Granted	382,097	8.97
Expired	(12,169)	18.93
Exercised	(10,000)	3.00
Forfeited	(84,000)	12.14
Balance, December 31, 2014	1,283,419	$10.55
Granted	502,047	1.91
Expired	(247,766)	2.96
Exercised	(5,359)	2.69
Forfeited	(53,120)	14.37
Balance, December 31, 2015	1,479,221	$8.78

The following table summarizes information about stock options outstanding at December 31, 2015 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$1.16 - $1.54	8,750	$1.17	9.93
$1.55 - $1.88	424,797	1.86	9.38
$1.89 - $3.04	115,500	2.35	9.24
$3.05 - $11.17	143,879	5.89	7.09
$11.18 - $11.84	218,147	11.78	8.14
$11.85 - $11.99	154,251	11.95	7.14
$12.00 - $13.06	136,325	12.87	6.26
$13.07 - $15.74	37,676	14.33	5.35
$15.75 - $16.40	110,250	15.97	4.96
$16.41 - $22.28	129,646	20.06	4.23
Total	1,479,221	$8.78	7.56

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$1.16 - $1.54	547	$1.17	9.93
$1.55 - $1.88	96,695	1.86	9.38
$1.89 - $3.04	19,042	2.44	9.05
$3.05 - $11.17	99,764	6.58	6.50
$11.18 - $11.84	107,491	11.78	8.07
$11.85 - $11.99	113,949	11.95	7.12
$12.00 - $13.06	134,044	12.87	6.26
$13.07 - $15.74	35,284	14.39	5.25
$15.75 - $16.40	110,250	15.97	4.96
$16.41 - $22.28	129,646	20.06	4.23
Total	846,712	$11.93	6.53

As at December 31, 2015, the total unrecognized compensation expense related to stock options granted was $1.8 million, which is expected to be recognized into expense over a period of approximately 2.1 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $1.9 million and $1.8 million, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $2,787, $51,100 and $34,000, respectively. At December 31, 2015, the aggregate intrinsic value of the outstanding options was $350 and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2015, 2014 and 2013, $1.1 million, $2.2 million and $1.1 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the years ended December 31, 2015, 2014 and 2013:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	172,085	$13.01
Granted	255,895	11.64
Vested	(50,773)	12.95
Forfeited or expired	(20,618)	12.51
Balance, December 31, 2013	356,589	$12.06
Granted	814,800	6.48
Vested	(199,887)	7.00
Forfeited or expired	(291,301)	10.93
Balance, December 31, 2014	680,201	$7.34
Granted	249,775	1.92
Vested	(269,401)	8.08
Forfeited or expired	(19,816)	7.27
Balance, December 31, 2015	640,759	$4.92

As of December 31, 2015, we had approximately $2.0 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 2.2 years.

[e] Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2015:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised for the year ended December 31, 2015. For the year ended December 31, 2014, all the Pre-Funded Series B warrants were exercised at a per unit price of $0.01, a total of 1,340,538 shares of common stock were issued for proceeds of $13,405. No Series A and Series B warrants from the July 2014 financing were exercised in 2014.

The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model. The Series A-1 Warrants issued in the April 2015 financing are classified as equity and are not reassessed for their fair value at the end of each reporting date. The following assumptions were used to value the warrants that are classified as liabilities on the following reporting dates:

	As of
	December 31,
Series A and Series B Warrant Valuation Assumptions	2015	2014
Risk-free interest rates	1.42%	1.51%
Expected dividend yield	0%	0%
Expected life	3.50 years	4.50 years
Expected volatility	77%	63%

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

[h] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2015	2014	2013
Numerator
Net loss	$(16,801)	$(26,240)	$(31,849)
Denominator
Weighted average number of common shares outstanding	26,147,344	18,098,799	14,683,389
Basic and diluted net loss per common share	$(0.64)	$(1.45)	$(2.17)

As of December 31, 2015, 2014 and 2013 a total of 5.8 million, 7.0 million and 3.0 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

11. RELATED PARTY TRANSACTIONS

There were no related party transactions during the periods ended December 31, 2015, 2014 or 2013, and no amounts were included in accounts payable and accrued liabilities as at December 31, 2015 and 2014.

12. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related development expenses incurred by Teva between January 1, 2015 and the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining amount will be paid to us six months after the Closing Date, one half of the then remaining amount will be paid to us nine months after the Closing Date and the entire then remaining amount will be paid to us 12 months after the Closing Date. As of December 31, 2015, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back as a result of us paying for certain pre-Closing Date custirsen-related development costs on behalf of Teva.

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

Ionis Pharmaceuticals Inc. and University of British Columbia

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with UBC and Ionis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

In addition, we are required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. In May and November 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. On January 5, 2016, Ionis filed a lawsuit and claims that OncoGenex Technologies is in breach of the license agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement. We do not believe that any payments are due to Ionis. Under the Ionis license agreement, no payment is due to Ionis on any consideration that we receive for the reimbursement for research and development activities. The amounts paid or payable by Teva under the Termination Agreement constitute an advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, and therefore, no payments are owed to Ionis. We intend to vigorously defend the lawsuit and, based on our preliminary review, we believe we have valid defenses.

Unless otherwise terminated, the Ionis agreements for custirsen and apatorsen will continue for each product until the later of 10 years after the date of the first commercial product sale, or the expiration of the last to expire of any patents required to be licensed in order to use or sell the product, unless OncoGenex Technologies abandons either custirsen or apatorsen and Ionis does not elect to unilaterally continue development. The Ionis agreement for OGX-225 will continue into perpetuity unless OncoGenex Technologies abandons the product and Ionis does not elect to unilaterally continue development.

To facilitate the execution and performance of our prior Collaboration Agreement with Teva, we amended the license agreement with Ionis and UBC, as it pertains to custirsen, in December 2009.

The amendment to the license agreement with Ionis provides, among other things, that if we are subject to change of control with a third party, where the surviving company immediately following such change of control has the right to develop and sell the product, then (i) a milestone payment of $20.0 million will be due and payable to Ionis 21 days following the first commercial sale of the product in the United States; and (ii) unless such surviving entity had previously sublicensed the product and a royalty rate payable to Ionis by us has been established, the applicable royalty rate payable to Ionis will thereafter be the maximum amount payable under the license agreement. Any non-royalty milestone amounts previously paid will be credited toward the $20.0 million milestone if not already paid. As a result of the $10.0 million milestone payment payable to Ionis in relation to the Collaboration Agreement, the remaining amount owing in the event of change of control discussed above is a maximum of $10.0 million.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2016.

The future minimum annual lease payments under the Vancouver lease is $62,000 in 2016.

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

The remaining future minimum annual lease payments under the terminated Bothell lease are as follows (in thousands):

2016	267
2017	281
2018	95
Total	$643

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2015, 2014 and 2013 was $0.9 million, $2.8 million and $2.8 million, respectively.

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

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at December 31, 2015.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2015.

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

Material Changes in Financial Condition

	December 31,
(in thousands)	2015	2014
Total Assets	$58,209	$56,291
Total Liabilities	20,769	22,232
Total Equity	37,440	34,059

The increase in assets at December 31, 2015 compared with December 31, 2014 was primarily due to an increase in cash as a result of the cash payment from Teva as an advance reimbursement for custirsen development costs associated with the Termination Agreement in 2015 and proceeds received from the financings under our purchase agreement with LPC. The decrease in liabilities at December 31, 2015 compared with December 31, 2014 is primarily due to lower clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2015 and 2014 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2015
Collaboration revenue	$1,374	$4,025	$6,737	$6,024
Research and development	3,673	6,545	8,303	6,587
General and administrative	2,698	3,067	3,125	2,915
Total expenses	6,371	9,612	11,428	9,502
Other income	480	(423)	141	1,756
Net loss	(4,517)	(6,010)	(4,550)	(1,722)
Basic and diluted net loss per share	$(0.20)	$(0.26)	$(0.16)	$(0.06)
2014
Collaboration revenue	$11,731	$4,929	$4,803	$5,653
Research and development	16,903	9,883	9,586	9,852
General and administrative	2,757	2,676	2,459	2,733
Restructuring gain	—	—	—	(267)
Total expenses	19,660	12,559	12,045	12,318
Other income	(707)	615	2,335	983
Net loss	(8,636)	(7,015)	(4,907)	(5,682)
Basic and diluted net loss per share	$(0.59)	$(0.47)	$(0.23)	$(0.26)

14. SUBSEQUENT EVENTS

On January 5, 2016, Ionis Pharmaceuticals, Inc., formerly known as Ionis Pharmaceuticals, Inc., or Ionis, filed a lawsuit against our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies, in the United States District Court for the Southern District of California. Ionis claims that OncoGenex Technologies is in breach of an Amended and Restated License Agreement between Ionis and OncoGenex Technologies dated July 2, 2008, as amended, or License Agreement. Under the License Agreement, Ionis is entitled to a share of certain forms of non-royalty revenue received by OncoGenex Technologies, but is not entitled to a share of revenue received by OncoGenex Technologies for the reimbursement of research and development activities. In April 2015, we terminated a collaboration agreement with Teva Pharmaceuticals Industries Ltd. In connection with that termination, Teva paid us $23.2 million as an advance reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. In the lawsuit, Ionis claims that OncoGenex Technologies is in breach of the License Agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva. Ionis seeks damages in the amount of at least $10 million and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the License Agreement. We intend to vigorously defend this matter and, based on our preliminary review, we believe we have valid defenses. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results and prospects. Because we are in the early stages of this matter, we are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  During 2015, we paid Ms. Griffin approximately $0.5 million, for consulting services. We also granted Ms. Griffin options to purchase 37,500 shares of common stock, and 18,750 restricted stock units in 2015. In addition, pursuant to the consulting agreement with Ms. Griffin, as at December 31, 2015, we had an accrued termination liability of approximately $0.4 million.

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We estimate we will incur approximately $0.4 million in cash expenditures as a result of the workforce reduction, substantially all of which will be severance costs to be paid out in in the first quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2015:

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	2,119,980	(1)	$6.13	(1)	1,756,171	(1)
Equity compensation plans not approved by security holders(2)	—		—		—
Total	2,119,980		$6.13		1,756,171

(1)

As of December 31, 2015, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2000 Stock Incentive Plan, (b) the 2007 Performance Incentive Plan, (c) the OncoGenex Technologies Amended and Restated Stock Option Plan and (d) the 2010 Performance Incentive Plan.

The remaining information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated May 27, 2008†	DEF 14A	000-21243	Annex A	July 3, 2008

2.2	First Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 11, 2008	10-Q	000-21243	2.2	November 10, 2008

2.3	Second Amendment to Arrangement Agreement between the Company and OncoGenex Technologies Inc. dated August 15, 2008	10-Q	000-21243	2.3	November 10, 2008

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	033-80623	3.1	May 22, 2015

3.2	Fifth Amended and Restated Bylaws of OncoGenex Pharmaceuticals, Inc.	10-Q	033-80623	3.1	August 2, 2012

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Amended and Restated Rights Agreement dated as of July 24, 2002 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2.1	July 25, 2002

4.3	First Amendment to Amended and Restated Rights Agreement dated as of October 17, 2005 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	2	October 18, 2005

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of August 10, 2006 between Sonus Pharmaceuticals Inc. and U.S. Stock Transfer Corporation	8-A	000-21243	3	August 14, 2006

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.5	Third Amendment to Amended and Restated Rights Agreement dated May 27, 2008 between Sonus Pharmaceuticals Inc. and Computershare Trust Company, N.A.	8-K	000-21243	4.1	May 30, 2008

4.6	Form of Warrant to Purchase Common Stock	8-K	033-80623	4.1	October 19, 2010

4.7	Form of Series A Warrant	8-K	033-80623	4.1	June 27, 2014

4.8	Form of Series A-1 Warrant	8-K	033-80623	4.1	April 30, 2015

4.9	Form of Pre-Funded Series B Warrant	8-K	033-80623	4.2	June 27, 2014

4.10	Form of Series B Warrant	8-K	033-80623	4.3	June 27, 2014

10.1	Sonus Pharmaceuticals, Inc. 2000 Stock Incentive Plan (the “2000 Plan”)††	10-Q	000-21243	10.41	August 14, 2000

10.2	First Amendment to Sonus Pharmaceuticals, Inc. 2000 Plan††	10-Q	000-21243	10.23	November 8, 2006

10.3	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2000 Plan)††	10-Q	000-21243	10.42	August 14, 2000

10.4	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.5	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.6	Form of Sonus Pharmaceuticals, Inc. Restricted Stock Purchase Agreement under the 2007 Plan††	10-Q	000-21243	10.2	November 9, 2007

10.7	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.8	Stock Option Assumption, Amending and Confirmation Agreement dated as of August 21, 2008 between the Company and OncoGenex Technologies Inc.††	S-8	333-153206	4.2	August 26, 2008

10.9	Form of OncoGenex Pharmaceuticals, Inc 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.10	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Purchase Agreement††	8-K	033-80623	10.2	June 14, 2010

10.11	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.12	OncoGenex Pharmaceuticals, Inc. Short Term Incentive Awards Program††	8-K	033-80623	10.1	April 2, 2009

10.13	Agreement and Consent Form (related to the Short Term Incentive Awards Program)††	8-K	033-80623	10.2	April 2, 2009

10.14	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	A	April 16, 2015

10.15	Form of Indemnification Agreement for Officers and Directors of the Company††	S-1	33-96112	10.19	September 25, 1995

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.16	Form of Indemnification Agreement between OncoGenex Technologies Inc. and each of Scott Cormack and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006
10.17	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Neil Clendeninn††	F-1	333-139293	10.8	December 13, 2006

10.18	Employment Agreement between OncoGenex Technologies Inc. and the Company and Scott Cormack dated as of November 4, 2009††	10-Q	033-80623	10.25	November 5, 2009

10.19	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.20	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	8-K	033-80623	10.1	August 7, 2014

10.21	Amended and Restated License Agreement effective as of July 2, 2008 by and between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. (OGX-011)*	10-K	033-80623	10.36	March 11, 2009

10.22	Letter Agreement Regarding Certain Sublicense Consideration for OGX-011 between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 18, 2009	10-K	033-80623	10.36	March 8, 2010

10.23	Amendment No. 1 to Amended and Restated License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. dated December 19, 2009 (OGX-011)*	10-K	033-80623	10.37	March 8, 2010

10.24	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of November 1, 2001, and Amending Agreement dated as of August 30, 2006 (OGX-011)*	F-1, Amendment No. 1	333-139293	10.13	January 29, 2007

10.25	Second Amending Agreement and Consent as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-011)	10-Q	000-21243	2.3	November 10, 2008

10.26	Third Amending Agreement to the License Agreement between OncoGenex Technologies Inc and the University of British Columbia dated as of December 20, 2009 (OGX-011)*	10-K	033-80623	10.40	March 8, 2010

10.27	Collaboration and License Agreement between OncoGenex Technologies Inc. and Isis Pharmaceuticals, Inc. effective as of January 5, 2005 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.11	January 29, 2007

10.28	License Agreement between OncoGenex Technologies Inc. and the University of British Columbia effective as of April 5, 2005, and Amending Agreement dated as of August 30, 2006 (OGX-427)*	F-1, Amendment No. 1	333-139293	10.14	January 29, 2007

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.29	Second Amending Agreement as of August 7, 2008 between the University of British Columbia and OncoGenex Technologies Inc. (OGX-427)	10-Q	000-21243	10.40	November 10, 2008

10.30	Termination Agreement between OncoGenex Technologies Inc. and Teva Pharmaceutical Industries Ltd.*	10-Q	033-80623	10.2	August 13, 2015

10.31	Office Lease by and between Grosvenor International (Atlantic Freeholds) Limited and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015	8-K	033-80623	10.1	February 12, 2015

10.32	Lease Termination Agreement by and between BMR-217th Place LLC and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015	8-K	033-80623	10.2	February 12, 2015

10.33	Purchase Agreement, dated as of April 30, 2015, by and between OncoGenex Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	8-K	033-80623	10.1	April 30, 2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

ONCOGENEX PHARMACEUTICALS, INC.
(Registrant)

Date: March 9, 2016	By:	/s/ SCOTT CORMACK
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

By: /s/ SCOTT CORMACK	President and Chief Executive Officer	Date: March 9, 2016
Scott Cormack

By: /s/ JOHN BENCICH	Chief Financial Officer	Date: March 9, 2016
John Bencich

By: /s/ JACK GOLDSTEIN	Chairman of the Board and Director	Date: March 9, 2016
Jack Goldstein

By: /s/ NEIL CLENDENINN	Director	Date: March 9, 2016
Neil Clendeninn

By: /s/ MARTIN MATTINGLY	Director	Date: March 9, 2016
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 9, 2016
H. Stewart Parker

By: /s/ DAVID SMITH	Director	Date: March 9, 2016
David Smith