Form 10-Q
period 2016-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2016-05-12
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, $0.001 par value	29,914,226

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$18,913	$34,310
Short-term investments [note 4]	27,201	20,876
Interest receivable	53	111
Prepaid expenses	1,585	1,987
Other current assets	233	14
Total current assets	47,985	57,298
Restricted cash [note 4 and note 7]	272	272
Property and equipment, net	546	602
Other assets	38	37
Total assets	$48,841	$58,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592	$1,343
Accrued liabilities other	909	641
Accrued clinical liabilities	8,450	9,966
Accrued compensation	744	1,267
Current portion of long-term obligations [note 7]	51	52
Lease termination liability [note 7]	1,250	1,250
Deferred collaboration revenue [note 3]	2,099	5,040
Warrant liability [note 4 and note 5]	438	1,105
Total current liabilities	14,533	20,664
Long-term obligations, less current portion [note 7]	92	105
Total liabilities	14,625	20,769
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,948,219 and 29,846,991 issued at March 31, 2016 and December 31, 2015, respectively, and 29,914,226 and 29,812,998 outstanding at March 31, 2016 and December 31, 2015, respectively	30	29
Additional paid-in capital	212,058	211,590
Accumulated deficit	(180,518)	(176,811)
Accumulated other comprehensive income	2,646	2,632
Total stockholders' equity	34,216	37,440
Total liabilities and stockholders' equity	$48,841	$58,209

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2016	2015
COLLABORATION REVENUE (note 3)	$2,940	$1,374
EXPENSES
Research and development	4,642	3,673
General and administrative	2,299	2,698
Restructuring costs [note 7]	431	—
Total operating expenses	7,372	6,371
OTHER INCOME (EXPENSE)
Interest income	48	54
Other	10	(39)
Gain on warrants	667	465
Total other income	725	480
Net loss	$(3,707)	$(4,517)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	14	13
Total other comprehensive income	14	13
Comprehensive loss	$(3,693)	$(4,504)
Basic and diluted net loss per common share	$(0.12)	$(0.20)
Shares used in computation of basic and diluted net loss per common share	29,827,824	22,656,022

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net loss	$(3,707)	$(4,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 4 and note 5 [f]]	(667)	(465)
Depreciation	56	46
Stock-based compensation [note 5 [c] and note 5 [d]]	468	516
Changes in operating assets and liabilities:
Interest receivable	58	42
Amounts receivable	(219)	4,117
Prepaid expenses and other assets	401	(842)
Accounts payable	(751)	916
Accrued liabilities other	268	(1,849)
Accrued clinical liabilities	(1,516)	(3,797)
Accrued compensation	(523)	(602)
Restricted cash	—	61
Excess lease liability	—	(194)
Lease obligation	(14)	124
Deferred collaboration revenue [Note 3]	(2,941)	—
Net cash (used in) operating activities	(9,087)	(6,444)
Financing Activities:
Taxes paid related to net share settlement of equity awards	—	(52)
Net cash (used in) provided by financing activities	—	(52)
Investing Activities:
Purchase of investments	(24,169)	1,071
Proceeds from maturities of investments	17,859	3,011
Purchase of property and equipment	—	(205)
Net cash (used in) provided by investing activities	(6,310)	3,877
Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	(15,397)	(2,619)
Cash and cash equivalents at beginning of period	34,310	27,897
Cash and cash equivalents at end of period	$18,913	$25,278

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the United States Securities and Exchange Commission, or the SEC, on March 9, 2016.

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiary, OncoGenex Technologies Inc., or OncoGenex Technologies. All intercompany balances and transactions have been eliminated. Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year.

2. ACCOUNTING POLICIES

Pending Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements haven’t been issued or made available for issuance. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of adoption on its financial position and results from operations.

In February 2016, the FASB issued its new leases standard, ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year.  This standard is expected to have a significant impact on our current accounting for our lease arrangements, particularly our current operating lease arrangements, as well as, disclosures.  We are currently evaluating the impact of adoption on its financial position and results from operations.

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

Recently Adopted Accounting Policies

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis. ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after 15 December 2015. For nonpublic business entities, it is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period and can be applied prospectively or retrospectively. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount will be paid to us six months after the

Closing Date, one half of the then remaining hold-back amount will be paid to us nine months after the Closing Date and the entire then remaining hold-back amount will be paid to us 12 months after the Closing Date. As of March 31, 2016, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back.

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

Revenue for the three months ended March 31, 2016 was $2.9 million, which consists of recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of March 31, 2016, a remaining balance of $2.1 million of the advanced reimbursement payment was recorded in deferred collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and will be recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen.

Ionis and UBC License Agreements

Pursuant to the terms of the agreements with Ionis and UBC, we anticipate we will pay royalties to third-parties of 4.0% to 8.0% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Ionis in the three months ended March 31, 2016. In addition, pursuant to the terms of the agreement with Ionis, we are required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. Pursuant to the terms of agreement with UBC, we are required to pay low single digit royalties on milestones and the revenue from sales of custirsen. We did not make any royalty or milestone payments to UBC under the terms of the agreement in the three months ended March 31, 2016.

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

Warrants

As of March 31, 2016, we recorded a $0.4 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefor are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash	$4,350	$—	$—	$4,350
Money market securities	14,563	—	—	14,563
Restricted cash (Note 7)	272	—	—	272
Corporate bonds and commercial paper	—	27,201	—	27,201
Total assets	$19,185	$27,201	$—	$46,386
Liabilities
Warrants	$—	$—	$438	$438

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2016. During the three months ended March 31, 2016, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	March 31,
	2015	Warrants	warrants	2016
Warrant liability	$1,105	$—	$(667)	$438

Cash, cash equivalents and marketable securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2016	Cost	Gains	Losses	Fair Value
Cash	$4,350	$—	$—	$4,350
Money market securities	14,563	—	—	14,563
Total cash and cash equivalents	$18,913	$—	$—	$18,913
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272
Corporate bonds and commercial paper	27,197	6	(2)	27,201
Total short-term investments	$27,197	$6	$(2)	$27,201

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2016 and 2015.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at March 31, 2016, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

75,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the three months ended March 31, 2016, we issued no shares of common stock to satisfy stock option exercises and 101,228 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common stock and 82,410 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively, during the three months ended March 31, 2015.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2016, we had reserved, pursuant to various plans, 3,797,923 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 2,960,766 were reserved for options currently outstanding, 501,090 were reserved for restricted stock units currently outstanding and 336,067 were available for future equity grants.

Stock Option Summary

We grant stock options that vest over time in accordance with terms as determined by our Board of Directors, or the Board, which terms are typically four years for employee and consultant grants and one to three years for Board option grants. We also grant stock option awards that vest in conjunction with certain performance conditions to executive officers, employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. The expiry date for each option is set by the Board, which is typically seven to ten years. The exercise price of the options is determined by the Board, but will be at least equal to the fair value of the share at the grant date.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2015	1,479,221	$8.78
Granted	1,513,750	0.85
Forfeited	(32,205)	4.11
Balance, March 31, 2016	2,960,766	$4.78

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rates	1.52%	—
Expected dividend yield	0%	—
Expected life	5.3 years	—
Expected volatility	71.80%	—

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity based upon the AFFINITY clinical data results we expect to receive in the third quarter of 2016, the structural changes to our business that may result and the potential impact of that data on our business operations and future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$222	$252
General and administrative	$246	264
Total stock-based compensation	$468	$516

As of March 31, 2016 and December 31, 2015, the total unrecognized compensation expense related to stock options granted was $2.2 million and $1.8 million respectively, which is expected to be recognized as expense over a period of approximately 1.8 years from March 31, 2016.

For the three months ended March 31, 2016, a total of 7.2 million shares, consisting of  3.7 million warrants, 3.0 million options and 0.5 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2015, a total of 6.9 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2016, $0.2 million of compensation expense was recognized related to these awards, compared to $0.2 million for the three months ended March 31, 2015.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2016:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2015	640,759	$4.92
Settled	(101,228)	7.28
Forfeited or expired	(38,441)	4.23
Balance, March 31, 2016	501,090	$4.50

As of March 31, 2016, we had approximately $3.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.0 years.

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

The following is a summary of outstanding warrants to purchase common stock at March 31, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the three months ended March 31, 2016 or 2015.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	March 31,
Series A and Series B Warrant Valuation Assumptions	2016	2015
Risk-free interest rates	0.91%	1.19%
Expected dividend yield	0%	0%
Expected life	3.25 years	4.25 years
Expected volatility	84.07%	63.35%

6. RELATED PARTY TRANSACTION

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  For the three months ended March 31, 2016, we paid Ms. Griffin approximately $0.2 million, for consulting services pursuant to a consulting agreement entered into in 2013 and amended thereafter. We also granted Ms. Griffin options to purchase 135,000 shares of common stock in 2016. In addition, pursuant to the consulting agreement with Ms. Griffin, as at March 31, 2016, we had an accrued termination liability of approximately $0.4 million.

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related development expenses incurred by Teva between January 1, 2015 and the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount will be paid to us six months after the Closing Date, one half of the then remaining hold-back amount will be paid to us nine months after the Closing Date and the entire then remaining hold-back amount will be paid to us 12 months after the Closing Date. As of March 31, 2016, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2016. As of March 31, 2016, the remaining future minimum lease payments under the Vancouver lease are $43,000.

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises started at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. The Landlord has agreed to provide us with a construction allowance of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space, which commenced on August 1, 2015.

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2016	203
2017	281
2018	95
Total	$579

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.5 million, respectively.

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

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at March 31, 2016.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2016.

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

Restructure

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

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

We are focused on executing clinical development plans in order to reach several near-term milestones for both the custirsen and apatorsen programs and believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations into the third quarter of 2017.

Product Candidate Custirsen

Three phase 3 custirsen clinical trials have been initiated:

•

The SYNERGY Trial: The completed phase 3 clinical trial evaluated a survival benefit for custirsen in combination with first-line docetaxel treatment in patients with metastatic castrate resistant prostate cancer, or metastatic CRPC. Results of the SYNERGY trial were presented at the European Society for Medical Oncology, or ESMO, 2014 Congress in September 2014. Final survival results indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival, or OS, in men with metastatic CRPC, compared to docetaxel/prednisone alone (median survival 23.4 months vs. 22.2 months, respectively; hazard ratio 0.93 and one-sided p value 0.207). The adverse events observed were similar to custirsen's known adverse event profile. Subsequent exploratory analyses showed improved overall survival for those men who received custirsen and who were at increased risk for poor outcomes. Those preliminary results showed a 27% lower rate of death for patients who were at increased risk for poor outcomes and received custirsen. Based on these findings, we have amended the AFFINITY trial as outlined below.

•

The AFFINITY Trial: The phase 3 clinical trial to evaluate a survival benefit for custirsen in combination with cabazitaxel treatment as second-line chemotherapy in patients with metastatic CRPC. AFFINITY was initiated in August 2012 and completed enrollment of approximately 630 patients in September 2014. In January 2015, an interim futility analysis was completed and per recommendation of an Independent Data Monitoring Committee, or IDMC, the trial continued as planned.

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

o

The inclusion of a co-primary survival objective for evaluating survival benefit in a subpopulation of men who were at increased risk for poor outcomes as well as for all men enrolled into the study, known as the intent-to-treat, or ITT, population.

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

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses clinical studies designed to evaluate whether inhibition of Hsp27 can lead to improved prognosis and treatment outcomes for cancer patients. Our goal is to advance cancer treatment by conducting clinical trials for apatorsen across multiple cancer indications including bladder, lung, pancreatic and prostate cancers. We are conducting parallel clinical trials to evaluate apatorsen in several cancer indications and treatment combinations to accelerate the development of apatorsen. As part of this strategy, we are supporting specific investigator-sponsored trials to allow assessment of a broader range of clinical indications for future OncoGenex-sponsored trials and possible market approval. The ORCA trials, with exception of the Pacific™ trial, are designed to provide information that will be useful for designing future phase 3 trials and may be used as supportive studies for registration, if applicable.  Due to small sample sizes, data from these trials are not likely to result in statistically significant differences in either progression free survival, or PFS, or overall survival, or OS.

Six phase 2 apatorsen clinical trials have been initiated or completed under the ORCA program.

Completed Trials

•

The Borealis-1™ Trial: Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating 600mg or 1000mg apatorsen in combination with a first-line standard of care chemotherapy regimen (gemcitabine and cisplatin) in the metastatic setting. Overall, trial results indicated that the addition of 600mg apatorsen to standard of care chemotherapy showed a 14% reduction in risk of death (OS HR = 0.86) and a 17% reduction in progressive disease and death (PFS HR = 0.83) when compared to chemotherapy alone. Less benefit was observed in the 1000mg apatorsen arm due to increased adverse events leading to a higher rate of discontinuation of both apatorsen and chemotherapy.Results from an exploratory analysis showed that metastatic bladder cancer patients with poor prognostic features (lower performance status, liver involvement, low hemoglobin and high alkaline phosphatase) achieved a 28% reduction in risk of death from the addition of 600mg apatorsen to first-line chemotherapy (OS HR = 0.72) compared to chemotherapy alone. Overall, higher baseline serum Hsp27 levels predicted worse survival outcome and patients characterized as poor prognosis had significantly higher baseline sHsp27 levels than patients characterized as good prognosis. These results were presented in an oral session on June 1, 2015 at the American

Society of Clinical Oncology, or ASCO, and additional analyses were presented on September 28, 2015 at the European Cancer Congress, or ECC.
•

The Rainier™ Trial: Our completed investigator-sponsored Rainier™ phase 2 trial was a randomized, placebo-controlled trial evaluating apatorsen in combination with ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin-bound) and gemcitabine compared to ABRAXANE and gemcitabine alone in patients with untreated metastatic pancreatic cancer. The addition of apatorsen to ABRAXANE and gemcitabine did not demonstrate an overall survival benefit in the study when compared to ABRAXANE and gemcitabine alone (OS HR = 1.253; PFS HR = 1.038).   A potential benefit was observed in a subgroup of patients (14%) with high baseline serum Hsp27 status when treated with apatorsen (OS HR = 0.568; PFS HR = 0.402). Overall, higher baseline Hsp27 status correlated with worse survival outcome. The study was sponsored and conducted by Sarah Cannon Research Institute, or SCRI, and further results were presented at the Gastrointestinal, or GI, Cancers Symposium meeting in January 2016. The study investigators concluded that these promising results in pancreatic cancer patients with high Hsp27 status warrant further study of apatorsen in this population.

Ongoing Trials

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete a minimum of two cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013 and patient enrollment was completed in September 2015. A futility analysis was completed in December 2015 and the trial is continuing as planned. The trial randomized approximately 200 patients and results are expected in the second half of 2016. The study is being sponsored and conducted by the Hoosier Cancer Research Network.

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued pemetrexed with weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. The trial randomized approximately 155 patients. In January 2016, the primary endpoint data for PFS was reported to have not reached the statistical significance required to demonstrate a benefit. A potential PFS benefit was observed in patients with high baseline serum Hsp27 status when treated with apatorsen. The study is ongoing and overall survival results are expected in the second half of 2016. PFS results will be presented at t ASCO 2016. The study is being sponsored and conducted by Sarah Cannon Research Institute.

•

The Spruce-2™ Trial (formerly referred to as the Cedar Trial): The investigator-sponsored, randomized phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous NSCLC. Patients also continue weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The aim of the trial is to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend PFS outcome. Additional analyses will include tumor response rates, overall survival, safety, and health-related quality of life. Additional analyses are expected to determine the effect of therapy on Hsp27 levels, explore potential biomarkers that may help predict response to treatment and survival outcomes in patients who were at increased risk for poor outcomes. The trial was initiated in July 2014 and is enrolling patients. Following review of our randomized phase 2 apatorsen clinical trials, an amendment was submitted that reduces the apatorsen dose from 600mg to 400mg to allow comparison of safety and efficacy between the two apatorsen doses. The trial is expected to randomize approximately 140 patients. The trial is being conducted and funded primarily by the UK National Cancer Research Network and the UK Experimental Cancer Medicine Network.

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. The trial completed enrollment of 72 patients in March 2016. The study is being sponsored and conducted by the Hoosier Cancer Research Network.

In addition to the Borealis-1 and Borealis-2 clinical trials in metastatic bladder cancer in the ORCA program, we are evaluating apatorsen for a potential pivotal study in the treatment of non-muscle invasive bladder cancer, or NMIBC. We have completed a pre-

IND meeting with FDA in preparation for a separate IND application to evaluate apatorsen for intravesical administration in combination with Bacillus Calmette-Guerin, or BCG, treatment in patients with NMIBC. FDA had no objection to the study population or classification of subpopulations in a preliminary study design and deemed the proposed definitions of primary and secondary endpoints acceptable.

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

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount is to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount is to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount will be paid to us 12 months after the Closing Date. As of March 31, 2016, the entire amount of the hold-back had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount of the remaining hold-back in October 2015, representing one half of the then remaining amount six months after the Closing Date. We expect to receive only nominal amounts from the remaining hold-back. Teva is responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.  We will be responsible for certain custirsen-related expenses from and after January 1, 2015.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen -related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. Of the advance reimbursement received, we have incurred approximately $21.1 million for certain custirsen-related development costs since January 1, 2015 and recognized these amounts as collaboration revenue.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at March 31, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the three months ended March 31, 2016 or 2015.

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

Results of Operations

For the three months ended March 31, 2016 and 2015

Collaboration Revenue

Revenue for the three months ended March 31, 2016 and 2015 were $2.9 million and $1.4 million, respectively. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and is being recognized as collaboration revenue on a dollar for dollar basis as costs are incurred as part of the continuing research and development activities related to custirsen. The increase in 2016 as compared to 2015 was due to higher collaboration revenue recognized on the deferred revenue as a result of higher ENSPIRIT costs. This was partially offset by a decrease in collaboration revenue recognized for the AFFINITY trial as a result of a decrease in associated clinical activities.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Clinical development programs:
Custirsen	$2,282	$1,192
Apatorsen	$408	$528
Other research and development	$1,952	$1,953
Total research and development expenses	$4,642	$3,673

Research and development expenses for the three months ended March 31, 2016 and 2015 were $4.6 million and $3.7 million, respectively. The increase in 2016 as compared to 2015 was due primarily to higher ENSPIRIT trial costs. This was partially offset by lower clinical trial costs for the AFFINITY trial and our investigator sponsored trials evaluating apatorsen as a result of a decrease in associated clinical activities.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2016 and 2015 were $2.3 million and $2.7 million, respectively. The decrease in 2016 as compared to 2015 was due primarily to lower administrative and professional expenses. This was partially offset by higher consulting fees.

Gain on Warrants

We recorded a gain of $0.7 million and $0.5 million on the revaluation of our outstanding liability-classified warrants for the three months ended March 31, 2016 and 2015, respectively. We revalue warrants that are classified as liabilities at each balance sheet date to fair value.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $180.5 million through March 31, 2016, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of March 31, 2016, our cash, cash equivalents, and short-term investments decreased to $46.1 million from $55.2 million as of December 31, 2015.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain custirsen-related costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount is to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount is to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount will be paid to us 12 months after the Closing Date. As of March 31, 2016, the entire amount of the holdback had been almost fully deducted by Teva for certain custirsen-related costs incurred after the Closing Date. We received a nominal amount from the remaining hold-back in October 2015, representing one half of the then remaining amount six months from the Closing Date. We expect to receive only nominal amounts from the remaining hold-back.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. Of the advance reimbursement received, we have incurred approximately $21.1 million for certain custirsen-related development costs between January 1, 2015 and March 31, 2016.

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

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction, substantially all of which were severance costs. We expect cost savings associated with the reduction of employees and consultants, together with the elimination of certain planned expenditures not required for the completion of ongoing trials, will extend our cash runway into the third quarter of 2017. Our currently planned operations are set forth below under the heading Operating Capital and Capital Expenditure Requirements.

Cash Flows

Cash Used by Operations

For the three months ended March 31, 2016, net cash used in operating activities increased to $9.1 million from $6.4 million for the three months ended March 31, 2015. The increase in cash used in operations in 2016 as compared to 2015 was primarily attributable to the final Teva cash reimbursement, for costs incurred as part of the custiresen development program in the fourth quarter of 2014, which was received in the first quarter of 2015.

Cash Used by Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was zero compared to net cash used of $0.1 million for the three months ended March 31, 2015. There were no financing activities in the three months ended March 31, 2016. Net cash used by financing activities in the three months ended March 31, 2015 was the result of taxes paid upon the net settlement of equity awards.

Cash Used by Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $6.3 million compared to $3.9 million provided by investing activities for the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2016 and net cash provided by investing activities for the three months ended March 31, 2015 was due to transactions involving marketable securities in the normal course of business.

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

•

Completing a submission-ready investigational new drug application regarding apatorsen via intravesical administration in combination with Bacillus Calmette-Guerin (BCG) treatment in patients with non-muscle invasive bladder cancer.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2016.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form

10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2016	2015
Total Assets	$48,841	$58,209
Total Liabilities	14,625	20,769
Total Equity	34,216	37,440

The decrease in assets at March 31, 2016 compared to December 31, 2015 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The decrease in liabilities at March 31, 2016 compared to December 31, 2015 were due to a decrease in deferred revenue as these amounts were recognized into collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen and lower clinical trial accruals associated with patient enrollment and treatment in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016. Since December 31, 2015, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2016, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.4 million in the fair value of our investments as of March 31, 2016.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended March 31, 2016.

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

During the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In order to market custirsen, we must, among other things, complete ongoing clinical trials, including phase 3 or registration clinical trials, to demonstrate safety and efficacy. In April 2014, we announced that top-line survival results from our phase 3 SYNERGY trial indicated that the addition of custirsen to standard first-line docetaxel/prednisone therapy did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC, compared to docetaxel/prednisone alone. Our protocol amendments, including but not limited to revisions to statistical analysis plans, may be approved by regulatory authorities on a country-by-country basis slower than we anticipate, or not at all. We may decide not to continue to advance the development and commercialization of custirsen, which would harm or prevent the commercialization of this product candidate. The failure to further develop and eventually commercialize custirsen could have a material adverse effect on our business and financial condition. The failure of custirsen to be shown safe or effective in one or more indications could negatively impact the development of custirsen in other indications and could result in the suspension or termination of our custirsen development plans.

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

Prior to the termination of our collaboration agreement with Teva, Teva manufactured custirsen drug product and, pursuant to the Termination Agreement, it has discontinued such activities.  In addition to the selection of a new drug product supplier, we will require technology and methods transfer, validation processes and stability data in order to manufacture drug product. These activities, results and associated regulatory requirements may delay our ability to submit our application for market approval, if applicable. We cannot provide assurance that we will find a new manufacturer of drug product whose terms or timing would be acceptable to us and we may not have sufficient resources to commence certain activities as soon as required. As a result, we could experience a significant delay in custirsen’s development and potential future commercialization.

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

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our Collaboration Agreement and Teva transitioned the responsibilities associated with conducting the ongoing custirsen clinical trials to us. Under the terms of the Termination Agreement, we received approximately $23.2 million as advanced reimbursement for custirsen-related development activities and regained all rights to custirsen and responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. Of the advance reimbursement received, we have incurred approximately $21.1 million for certain custirsen-related development costs between January 1, 2015 and March 31, 2016.

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

In February 2016, we announced a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We face significant risks associated with this plan that may impair our ability to achieve anticipated savings and operational efficiencies or that may otherwise harm our business. These risks include loss of workforce capabilities, decreases in employee focus and morale, attrition of necessary or key employees, higher than anticipated separation expenses, litigation and the failure to meet financial and operational targets. In addition, the calculation of the anticipated cost savings and other benefits resulting from our plan to reduce operating expenses are subject to many estimates and assumptions. These estimates and assumptions are subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond our control. If these estimates and assumptions are incorrect or if we experience delays or unforeseen events, our business and financial results could be adversely affected.

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

•	lack of efficacy evidenced during clinical trials;
•	inadequate evidence of clinical benefit or futility;
•	slower than expected rates of patient recruitment, enrollment and final analysis;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	termination of our clinical trials by us, by one or more clinical trial sites, investigators, data safety monitoring boards, or regulatory agencies;
•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials;
•	delay or failure to obtain sufficient manufacturing supply of custirsen or apatorsen; and
•	delay in submission or acceptance of protocol amendments.

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

•	insufficient remaining patent term to justify continued development and commercialization;
•	delay or failure to obtain sufficient manufacturing supply of custirsen, apatorsen or other products necessary to conduct our clinical trials;
•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;
•	limited number of, and competition for, suitable sites to conduct clinical trials;
•	introduction of new product candidates to the market in therapeutic areas similar to those that we are developing for our product candidates;
•	concurrent evaluation of new investigational product candidates in therapeutic areas similar to those that we are developing for our product candidates;

•	delay or failure to obtain regulatory agencies’ approval or agreement to commence a clinical trial, including our phase 3 or registration clinical trials or amendment of those trials;
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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to amend, interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by regulatory agencies for any or all targeted indications or decrease the competitive opportunity of the product candidate which may decrease sales potential. This, in turn, could prevent us from commercializing our product candidates and generating revenue from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

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

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from the sale of the product. Historic events have raised questions about the safety of other companies’ marketed drugs and may result in increased cautiousness by regulatory agencies in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals, additional clinical trials being required, or more stringent product labeling requirements. Any delay in obtaining, or the inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

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

Even if our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	efficacy, safety and tolerability of our products;
•	timing of market introduction of competitive products;
•	availability of coverage and reimbursement from government and other third-party payors;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	price of our products, both in absolute terms and relative to alternative treatments; and
•	sequencing of available products.

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

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.

Successful sales of any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of such challenges to prices, we cannot be sure that we will achieve coverage for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain adequate levels of coverage and reimbursement for our product candidates, their marketability will be negatively and materially impacted.

Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.

The unavailability or inadequacy of third-party coverage and reimbursement could have a material adverse effect on the market acceptance of any of our future products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: May 12, 2016	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.