Form 10-Q
period 2016-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2016-08-04
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $0.001 par value	30,009,730

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$10,581	$34,310
Short-term investments [note 4]	29,147	20,876
Interest receivable	47	111
Prepaid expenses	1,298	1,987
Other current assets	307	14
Total current assets	41,380	57,298
Restricted cash [note 4 and note 7]	272	272
Property and equipment, net	534	602
Other assets	12	37
Total assets	$42,198	$58,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$559	$1,343
Accrued liabilities other	622	641
Accrued clinical liabilities	7,703	9,966
Accrued compensation	1,328	1,267
Accrued litigation settlement liability [note 3, note 7 and note 8]	1,375	—
Current portion of long-term obligations [note 7]	57	52
Lease termination liability [note 7]	1,250	1,250
Deferred collaboration revenue [note 3]	—	5,040
Warrant liability [note 4 and note 5]	971	1,105
Total current liabilities	13,865	20,664
Long-term obligations, less current portion [note 7]	84	105
Total liabilities	13,949	20,769
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,043,723 and 29,846,991 issued at June 30, 2016 and December 31, 2015, respectively, and 30,009,730 and 29,812,998 outstanding at June 30, 2016 and December 31, 2015, respectively	29	29
Additional paid-in capital	212,977	211,590
Accumulated deficit	(187,407)	(176,811)
Accumulated other comprehensive income	2,650	2,632
Total stockholders' equity	28,249	37,440
Total liabilities and stockholders' equity	$42,198	$58,209

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
COLLABORATION REVENUE (note 3)	$2,122	$4,025	$5,062	$5,399
EXPENSES
Research and development	4,662	6,545	9,304	10,217
General and administrative	2,475	3,067	4,774	5,765
Restructuring costs (recovery) [note 7]	(8)	—	423	—
Litigation settlement [note 3, note 7 and note 8]	1,375	—	1,375	—
Total operating expenses	8,504	9,612	15,876	15,982
OTHER INCOME (EXPENSE)
Interest income	61	13	109	67
Other	(35)	(7)	(25)	(46)
Gain (loss) on warrants	(533)	(429)	134	35
Total other income (expense)	(507)	(423)	218	56
Net loss	$(6,889)	$(6,010)	$(10,596)	$(10,527)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	4	2	18	15
Total other comprehensive income	4	2	18	15
Comprehensive loss	$(6,885)	$(6,008)	$(10,578)	$(10,512)
Basic and diluted net loss per common share	$(0.23)	$(0.26)	$(0.35)	$(0.46)
Shares used in computation of basic and diluted net loss per common share	29,932,930	23,484,944	29,880,377	23,072,773

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net loss	$(10,596)	$(10,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on warrants [note 4 and note 5 [f]]	(134)	(35)
Depreciation	103	116
Stock-based compensation [note 5 [c] and note 5 [d]]	1,387	1,228
Changes in operating assets and liabilities:
Interest receivable	64	37
Amounts receivable	(293)	5,527
Prepaid expenses and other assets	714	842
Accounts payable	(784)	230
Accrued liabilities other	(19)	(1,909)
Accrued clinical liabilities	(2,263)	(2,984)
Accrued compensation	61	(81)
Accrued litigation settlement [note 3, note 7 and note 8]	1,375	—
Restricted cash	—	61
Excess lease liability	—	(194)
Lease obligation	(16)	127
Deferred collaboration revenue [note 3]	(5,040)	17,778
Net cash (used in) provided by operating activities	(15,441)	10,216
Financing Activities:
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	3,213
Taxes paid related to net share settlement of equity awards	—	(52)
Net cash (used in) provided by financing activities	—	3,161
Investing Activities:
Purchase of investments	(29,111)	(2,025)
Proceeds from sale of investments	—	1,003
Proceeds from maturities of investments	20,858	8,012
Purchase of property and equipment	(35)	(265)
Net cash (used in) provided by investing activities	(8,288)	6,725
Effect of exchange rate changes on cash	—	2
Net (decrease) increase in cash and cash equivalents	(23,729)	20,104
Cash and cash equivalents at beginning of period	34,310	27,897
Cash and cash equivalents at end of period	$10,581	$48,001
Supplemental Disclosure of Cash Flow Information:
Non cash financing activities
Issued common stock in consideration for the purchase agreement with Lincoln Park Capital	$—	$254

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration

Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount was to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount was to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount was to be paid to us 12 months after the Closing Date. We received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva.

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

Revenue for the three and six months ended June 30, 2016 was $2.1 million and $5.1 million, respectively, which consists of recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of June 30, 2016, the full amount of the advanced reimbursement payment was recognized into collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen.

Ionis and UBC License Agreements

Pursuant to the terms of the agreements with Ionis and UBC, we anticipate we will pay royalties to third-parties of 4.0% to 8.0% of net sales, unless our royalties are adjusted for competition from generic compounds, in which case royalties to third parties will also be subject to adjustment on a country-by-country basis. Certain third-party royalties are tiered based on the royalty rate received by us. Minimum royalty rates payable by us assume certain third-party royalties are not paid at the time that the Licensed Product is marketed due to the expiration of patents held by such third parties. Maximum royalty rates assume all third-party royalty rates currently in effect continue in effect at the time the Licensed Product is marketed. We did not make any royalty payments to Ionis in the six months ended June 30, 2016. In addition, pursuant to the terms of the agreement with Ionis, we are required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties. Pursuant to the terms of agreement with UBC, we are required to pay low single digit royalties on milestones and the revenue from sales of custirsen. We did not make any royalty or milestone payments to UBC under the terms of the agreement in the six months ended June 30, 2016.

In May and November 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. In January 2016, Ionis filed a lawsuit and claimed that OncoGenex Technologies was in breach of the license agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis sought damages and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement.

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis, success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

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

Warrants

As of June 30, 2016, we recorded a $1.0 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,401	$—	$—	$2,401
Money market securities	8,180	—	—	8,180
Restricted cash (Note 7)	272	—	—	272
Corporate bonds and commercial paper	—	29,147	—	29,147
Total assets	$10,853	$29,147	$—	$40,000
Liabilities
Warrants	$—	$—	$971	$971

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2016. During the six months ended June 30, 2016, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	June 30,
	2015	Warrants	warrants	2016
Warrant liability	$1,105	$—	$(134)	$971

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2016	Cost	Gains	Losses	Fair Value
Cash	$2,401	$—	$—	$2,401
Money market securities	8,180	—	—	8,180
Total cash and cash equivalents	$10,581	$—	$—	$10,581
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272
Corporate bonds and commercial paper	29,138	10	(1)	29,147
Total short-term investments	$29,138	$10	$(1)	$29,147

Our gross realized gains and losses on sales of available-for-sale securities were not material for the six months ended June 30, 2016 and 2015.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in short-term investments at June 30, 2016, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

75,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the six months ended June 30, 2016, we issued no shares of common stock to satisfy stock option exercises and 196,732 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common stock and 253,538 shares of common stock to satisfy stock option exercises and restricted stock unit settlements, respectively, during the six months ended June 30, 2015.

[c]	Stock options

2010 Performance Incentive Plan

As of June 30, 2016, we had reserved, pursuant to various plans, 3,638,576 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 3,004,187 were reserved for options currently outstanding, 381,274 were reserved for restricted stock units currently outstanding and 253,115 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2015	1,479,221	$8.78
Granted	1,635,250	0.86
Expired	(16,520)	7.25
Exercised	—	—
Forfeited	(93,764)	5.08
Balance, June 30, 2016	3,004,187	$4.59

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2016	2015
Risk-free interest rates	1.51%	1.76%
Expected dividend yield	0%	0%
Expected life	5.3 years	5.8 years
Expected volatility	71.88%	62.13%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$462	$317	$684	$569
General and administrative	$457	395	703	659
Total stock-based compensation	$919	$712	$1,387	$1,228

As of June 30, 2016 and December 31, 2015, the total unrecognized compensation expense related to stock options granted was $1.7 million and $1.8 million respectively, which is expected to be recognized as expense over a period of approximately 1.6 years from June 30, 2016.

For the three and six months ended June 30, 2016, a total of 7.1 million shares, consisting of  3.7 million warrants, 3.0 million options and 0.4 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2015, a total of 7.6 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2016, $0.4 million and $0.6 million, respectively, of compensation expense was recognized related to these awards, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2016:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2015	640,759	$4.92
Settled	(196,732)	5.33
Forfeited or expired	(62,753)	4.26
Balance, June 30, 2016	381,274	$4.82

As of June 30, 2016, we had approximately $1.4 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.8 years.

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

The following is a summary of outstanding warrants to purchase common stock at June 30, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the six months ended June 30, 2016 or 2015.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	June 30,
Series A and Series B Warrant Valuation Assumptions	2016	2015
Risk-free interest rates	0.71%	1.32%
Expected dividend yield	0%	0%
Expected life	3.00 years	4.01 years
Expected volatility	91.64%	66.18%

6. RELATED PARTY TRANSACTION

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  For the three and six months ended June 30, 2016, we paid Ms. Griffin approximately $0.1 million and $0.3 million, respectively, for consulting services pursuant to a consulting agreement entered into in 2013 and amended thereafter. We also granted Ms. Griffin options to purchase 135,000 shares of common stock in 2016. In addition, pursuant to the consulting agreement with Ms. Griffin, as at June 30, 2016, we had an accrued termination liability of approximately $0.4 million.

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related development expenses incurred by Teva between January 1, 2015 and the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount was to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount was to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount was to be paid to us 12 months after the Closing Date. We received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva.

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

In May and November 2015, we received communications from Ionis requesting payment of 30% of the $23.2 million paid by Teva under the Termination Agreement, as well as 30% of any amounts paid by Teva upon release of the $3.0 million holdback amount. On January 5, 2016, Ionis filed a lawsuit and claimed that OncoGenex Technologies was in breach of the license agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva in connection with the termination of the Collaboration Agreement. Ionis sought damages and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the license agreement.

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis, success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2017. As of June 30, 2016, the remaining future minimum lease payments under the Vancouver lease are an aggregate of $0.1 million.

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises started at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. We received a construction allowance, for leasehold improvements that we made, of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space, which commenced on August 1, 2015.

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2016	136
2017	281
2018	95
Total	$512

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2015 was $0.1 million and $0.7 million, respectively.

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

With respect to the contingent payment of $1.3 million, we have assessed that the likelihood of meeting both contingent events is more likely than not. As a result, we have recognized the $1.3 million in lease termination liability on our balance sheet as at June 30, 2016.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2016.

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

8. SUBSEQUENT EVENTS

In August 2016, we and Ionis settled the lawsuit regarding allegations by Ionis that OncoGenex Technologies was in breach of the licensing agreement. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis, success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

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

Product Candidate Custirsen

Three phase 3 custirsen trials have been initiated of which one as has been completed and two are ongoing:

Completed Trials

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

Ongoing Trials

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

The co-primary survival analysis for the poor prognostic subpopulation and the interim analysis for the ITT population in the AFFINITY trial were completed in December 2015. The co-primary survival results for the subpopulation of men who had multiple poor prognostic risk factors revealed that the combination of custirsen and cabazitaxel did not meet the rigorous criteria required to demonstrate an improvement in overall survival (hypothesized hazard ratio < 0.69, one-sided p value < 0.015). Based on the interim analysis for the ITT population, the IDMC recommended that the trial continue as planned. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced in the third quarter of 2016.

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

We believe these amendments, specifically the revised statistical thresholds, are more appropriately aligned to the interests of both treating clinicians and their patients. Based on current ENSPIRIT enrollment projections and the changes outlined in the protocol amendment, we believe final survival results could be available by the first half of 2017, depending on completion of enrollment and timing of the event-driven final analysis.

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

Ongoing Trials

•

The Borealis-2™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients may also continue weekly apatorsen infusions as maintenance treatment until disease progression or unacceptable toxicity if they complete a minimum of two cycles of docetaxel, or are discontinued from docetaxel due to docetaxel toxicity. This trial was initiated in April 2013 and patient enrollment was completed in September 2015. A futility analysis was completed in December 2015 and the trial is continuing as planned. The trial randomized approximately 200 patients and results are expected in the fourth quarter of 2016. The study is being sponsored and conducted by the Hoosier Cancer Research Network.

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued pemetrexed with weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy can extend PFS outcome. Additional analyses are expected to include tumor response rates, overall survival, safety, tolerability and the effect of therapy on Hsp27 levels. Patients who are at increased risk for poor outcomes will also be prospectively evaluated. This trial was initiated in August 2013 and patient enrollment was completed in February 2015. The trial randomized approximately 155 patients. In January 2016, the primary endpoint data for PFS was reported to have not reached the statistical significance required to demonstrate a benefit. A potential PFS benefit was observed in patients with high baseline serum Hsp27 status when treated with apatorsen. PFS results were presented at ASCO 2016. Survival follow up is ongoing. The study was sponsored and conducted by Sarah Cannon Research Institute.

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

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. The trial completed enrollment of 72 patients in March 2016 and results are expected to be presented in early 2017. The study is being sponsored and conducted by the Hoosier Cancer Research Network.

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

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount was to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount was to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount was to be paid to us 12 months after the Closing Date. We received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva. Teva is responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.  We will be responsible for certain custirsen-related expenses from and after January 1, 2015.

As a result of the termination of the Collaboration Agreement with Teva, we do not expect to earn any additional collaboration revenue beyond the amounts provided as advanced reimbursement for custirsen -related development expenses as set forth in the Termination Agreement. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and was recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part the of continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. We have fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs between January 1, 2015 and June 30, 2016.

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

Our projects or intended R&D activities may be subject to change from time to time as we evaluate results from completed studies, our R&D priorities and available resources.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at June 30, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the six months ended June 30, 2016 or 2015.

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

Results of Operations

For the three and six months ended June 30, 2016 and 2015

Collaboration Revenue

Revenue for the three and six months ended June 30, 2016 decreased to $2.1 million and $5.1 million, respectively, from $4.0 million and $5.4 million for the three and six months ended June 30, 2015, respectively. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen. The decrease in collaboration revenue in 2016 as compared to 2015 was due to the full recognition of the remaining amounts of deferred revenue in 2016.

Research and Development Expenses

Our research and development expenses for our clinical development programs for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Clinical development programs:
Custirsen	$2,374	$3,333	$4,656	$4,525
Apatorsen	$496	$1,087	$904	$1,615
Other research and development	$1,792	$2,125	$3,744	$4,077
Total research and development expenses	$4,662	$6,545	$9,304	$10,217

Research and development expenses for the three and six months ended June 30, 2016 decreased to $4.7 million and $9.3 million, respectively, from $6.5 million and $10.2 million for the three and six months ended June 30, 2015, respectively. The decrease in 2016 as compared to 2015 was due to lower clinical trial costs for the AFFINITY trial and our investigator sponsored apatorsen trials, lower consulting and professional fees as a result of the restructuring in the first quarter of 2016 and a decrease in facilities costs. This was partially offset by higher ENSPIRIT trial costs which we became responsible for after the termination of our Collaboration Agreement with Teva.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2016 decreased to $2.5 million and $4.8 million, respectively, from $3.1 million and $5.8 million for the three and six months ended June 30, 2015, respectively. The decrease in 2016 as compared to 2015 was due to lower professional fees and headcount as a result of the restructuring in the first quarter of 2016.

Gain / (Loss) on Warrants

We recorded a loss of $0.5 million and a gain of $0.1 million on the revaluation of our outstanding warrants for the three and six months ended June 30, 2016, respectively. We recorded a loss of $0.5 million and gain of $35,000 on revaluation of the warrants for the three and six months ended June 30, 2015, respectively. We revalue the warrants at each balance sheet date to fair value.

Restructuring Recovery / (Expense)

We recorded a restructuring recovery of $8,000 and a restructuring expense of $0.4 million for the three and six months ended June 30, 2016, respectively. In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction and recognized this as a restructuring expense in the first quarter of 2016. In the three months ended June 30, 2016, we revised our estimates of the restructuring expense and recognized a recovery of $8,000. No restructuring gain or expense was recognized in three and six months ended June 30, 2015 as there were no restructuring activities.

Litigation settlement expense

We recorded litigation settlement expense of $1.4 million for the three and six months ended June 30, 2016. In August 2016, we and Ionis settled the lawsuit regarding allegations by Ionis that OncoGenex Technologies Inc. was in breach of an Amended and Restated License Agreement between Ionis and OncoGenex Technologies. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis, success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $187.4 million through June 30, 2016, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of June 30, 2016, our cash, cash equivalents, and short-term investments decreased to $39.7 million from $55.2 million as of December 31, 2015.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and the Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain custirsen-related costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, one half of the then remaining hold-back amount is to be paid to us six months after the Closing Date, one half of the then remaining hold-back amount is to be paid to us nine months after the Closing Date and the entire then remaining hold-back amount will be paid to us 12 months after the Closing Date. We received a nominal amount from the remaining hold-back  after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. We have fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs between January 1, 2015 and June 30, 2016.

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

Cash Flows

Cash Used by Operations

For the six months ended June 30, 2016, net cash used in operating activities was $15.4 million compared to net cash provided by operations of $10.2 million for the six months ended June 30, 2015. The increase in cash used in operations in 2016 as compared to cash provided by operations in 2015 was primarily attributable to the advanced reimbursement payment made by Teva, as part of the Termination Agreement, which was received in the second quarter of 2015.

Cash Used by Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was zero compared to net cash provided by financing activities of $3.2 million for the six months ended June 30, 2015. There were no financing activities in the six months ended June 30, 2016. Net cash provided by financing activities in the six months ended June 30, 2015 relates to proceeds received from the financing through our purchase agreement with LPC.

Cash Used by Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $8.3 million compared to $6.7 million provided by investing activities for the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2016 and net cash provided by investing activities for the six months ended June 30, 2015 was due to transactions involving short-term investments in the normal course of business.

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

•

Announcing ENSPIRIT trial results, the phase 3 trial evaluating a survival benefit for custirsen in combination with docetaxel as second-line chemotherapy in approximately 700 patients with non-small cell lung cancer. The final survival analysis is expected by the first half of 2017.

•	Apatorsen
•

Announcing Borealis-2 trial results, an investigator-sponsored, randomized phase 2 trial evaluating apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer. Final results are expected in the fourth quarter of 2016.

•

Completing a submission-ready investigational new drug application regarding apatorsen via intravesical administration in combination with Bacillus Calmette-Guerin (BCG) treatment in patients with non-muscle invasive bladder cancer.

Results from the custirsen and apatorsen trials may be released at a date that is beyond the period for which we currently project we have available cash resources. We have based this estimate on assumptions that may prove to be wrong, or we could utilize our available capital resources sooner than we currently expect. We would require additional funding to support our operations if we were to continue the AFFINITY or ENSPIRIT trials beyond their anticipated data result dates, spend capital on activities related to product launch, acquire or invest in other assets, conduct development activities with respect to our other product candidates beyond those development activities described above, including activities with respect to OGX-225 or unsuccessfully defend or settle pending litigation, or if the clinical trials cost more than we anticipate or custirsen is successful in a phase 3 trial with no partnership. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or executing a strategic transaction, or through private or public offerings of our equity or debt. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	timing, costs and results of clinical development, preclinical development and regulatory approvals;
•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or executing a strategic transaction, or through private or public offerings of our equity or debt, or through sale of certain of our royalty rights;

•	our ongoing level of focus and efforts to develop and commercialize custirsen and apatorsen;
•	success of custirsen and apatorsen;
•	costs to defend and/or settle, and results of, pending litigation; and
•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2016.

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

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2016	2015
Total Assets	$42,198	$58,209
Total Liabilities	13,949	20,769
Total Equity	28,249	37,440

The decrease in assets at June 30, 2016 compared to December 31, 2015 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The decrease in liabilities at June 30, 2016 compared to December 31, 2015 were due to a decrease in deferred revenue as these amounts were recognized into collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen and lower clinical trial accruals associated with patient treatment costs in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.4 million in the fair value of our investments as of June 30, 2016.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.2 million for the three months ended June 30, 2016.

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

During the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2016, Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.) filed a lawsuit against our subsidiary OncoGenex Technologies, Inc. in the United States District Court for the Southern District of California. Ionis claimed that OncoGenex Technologies was in breach of an Amended and Restated License Agreement between Ionis and OncoGenex Technologies dated July 2, 2008, as amended, or License Agreement. Under the License Agreement, Ionis is entitled to a share of certain forms of non-royalty revenue received by OncoGenex Technologies, but is not entitled to a share of revenue received by OncoGenex Technologies for the reimbursement of research and development activities. In April 2015, we terminated a collaboration agreement with Teva Pharmaceuticals Industries Ltd. In connection with that termination, Teva paid us $23.2 million as an advance reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin. In the lawsuit, Ionis claimed that OncoGenex Technologies was in breach of the License Agreement for failing to pay Ionis a share of the advance reimbursement payment from Teva and other non-monetary consideration received from Teva. Ionis sought damages and a declaratory judgment that, based on OncoGenex Technologies’ alleged breach, Ionis has the right to terminate the License Agreement. On March 4, 2016, OncoGenex Technologies filed a motion to dismiss the lawsuit in the United States District Court for the Southern District of California.

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis, success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

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

We have an ongoing registration trial with custirsen in patients with metastatic castrate resistant prostate cancer, or CRPC, referred to as the AFFINITY trial. Overall survival results will remain blinded until all study data have been thoroughly reviewed and prepared for final analysis. Final survival results are expected to be announced in the third quarter of 2016. We cannot predict the outcome of this trial, or whether the results will be positive or negative. If this trial does not demonstrate custirsen is safe and effective, or if the results are otherwise negative, we may amend, delay or suspend the development plans for custirsen, we may never receive regulatory approval for custirsen and our business and financial condition could be materially and adversely affected.

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

In April 2015, we and Teva entered into a Termination Agreement, pursuant to which we terminated our Collaboration Agreement and Teva transitioned the responsibilities associated with conducting the ongoing custirsen clinical trials to us. Under the terms of the Termination Agreement, we received approximately $23.2 million as advanced reimbursement for custirsen-related development activities and regained all rights to custirsen and responsibility for all custirsen-related expenses as of January 1, 2015, including those related to the ENSPIRIT trial, as well as manufacturing and regulatory activities for the custirsen programs, which were previously managed and funded by Teva. We have fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs between January 1, 2015 and June 30, 2016.

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

•	whether we engage in commercialization and product launch activities;
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

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Item 5.	Other Information.

In August 2016, OncoGenex Technologies Inc. and Ionis entered into a letter agreement, pursuant to which we and Ionis settled the lawsuit Ionis had brought against us. Pursuant to the settlement, we are required to pay Ionis a $1.4 million upfront payment. We will also be required to pay Ionis success based payments in an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. The payments under (ii) above are in addition to, and not in lieu of,  non-royalty revenue due under our license agreement with Ionis, except that the non-royalty revenue paid to Ionis under the license agreement, combined with the payments under (ii) above, shall not exceed 50% of the consideration received by us at any given time. The success based payments above are subject to certain acceleration provisions in the event of a change of control.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Letter Agreement between OncoGenex Technologies Inc. and Ionis Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: August 4, 2016	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement between OncoGenex Technologies Inc. and Ionis Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.