Form 10-Q
period 2016-09-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2016-11-10
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, $0.001 par value	30,020,294

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$11,800	$34,310
Short-term investments [note 4]	20,655	20,876
Interest receivable	36	111
Prepaid expenses	1,647	1,987
Other current assets	158	14
Total current assets	34,296	57,298
Restricted cash [note 4 and note 7]	272	272
Property and equipment, net	493	602
Other assets	13	37
Total assets	$35,074	$58,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,043	$1,343
Accrued liabilities other	602	641
Accrued clinical liabilities	7,114	9,966
Accrued compensation	1,422	1,267
Current portion of long-term obligations [note 7]	57	52
Lease termination liability [note 7]	—	1,250
Deferred collaboration revenue [note 3]	—	5,040
Warrant liability [note 4 and note 5]	350	1,105
Total current liabilities	10,588	20,664
Long-term obligations, less current portion [note 7]	67	105
Total liabilities	10,655	20,769
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,054,287 and 29,846,991 issued at September 30, 2016 and December 31, 2015, respectively, and 30,020,294 and 29,812,998 outstanding at September 30, 2016 and December 31, 2015, respectively	30	29
Additional paid-in capital	212,843	211,590
Accumulated deficit	(191,097)	(176,811)
Accumulated other comprehensive income	2,643	2,632
Total stockholders' equity	24,419	37,440
Total liabilities and stockholders' equity	35,074	58,209
Subsequent events [note 8]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
COLLABORATION REVENUE (note 3)	$—	$6,737	$5,062	$12,136
EXPENSES
Research and development	3,782	8,303	13,086	18,520
General and administrative	1,864	3,125	6,638	8,890
Restructuring costs (recovery) [note 7]	(31)	—	392	—
Recovery of lease termination loss [note 7]	(1,250)	—	(1,250)	—
Litigation settlement [note 3 and note 7]	—	—	1,375	—
Total operating expenses	4,365	11,428	20,241	27,410
OTHER INCOME (EXPENSE)
Interest income	53	24	162	91
Other	1	(14)	(24)	(60)
Gain (loss) on warrants	621	131	755	166
Total other income (expense)	675	141	893	197
Net loss	$(3,690)	$(4,550)	$(14,286)	$(15,077)
OTHER COMPREHENSIVE INCOME
Net unrealized gain (loss) on securities	(7)	5	11	20
Total other comprehensive income	(7)	5	11	20
Comprehensive loss	$(3,697)	$(4,545)	$(14,275)	$(15,057)
Basic and diluted net loss per common share	$(0.12)	$(0.16)	$(0.48)	$(0.60)
Shares used in computation of basic and diluted net loss per common share	30,013,928	28,538,918	29,925,219	24,914,844

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net loss	$(14,286)	$(15,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 4 and note 5 [f]]	(755)	(166)
Depreciation	148	178
Stock-based compensation [note 5 [c] and note 5 [d]]	1,253	1,940
Recovery of lease termination loss [note 7]	(1,250)	—
Changes in operating assets and liabilities:
Interest receivable	75	65
Amounts receivable	(144)	5,663
Prepaid expenses and other assets	364	1,554
Accounts payable	(300)	1,707
Accrued liabilities other	(39)	(2,052)
Accrued clinical liabilities	(2,852)	(3,494)
Accrued compensation	155	277
Restricted cash	—	29
Excess lease liability	—	(194)
Lease obligation	(33)	113
Deferred collaboration revenue [note 3]	(5,040)	11,041
Net cash (used in) provided by operating activities	(22,704)	1,584
Financing Activities:
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	17,629
Taxes paid related to net share settlement of equity awards	—	(52)
Net cash (used in) provided by financing activities	—	17,577
Investing Activities:
Purchase of investments	(34,125)	(22,942)
Proceeds from sale of investments	—	1,003
Proceeds from maturities of investments	34,358	17,659
Purchase of property and equipment	(39)	(301)
Net cash (used in) provided by investing activities	194	(4,581)
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in cash and cash equivalents	(22,510)	14,580
Cash and cash equivalents at beginning of period	34,310	27,897
Cash and cash equivalents at end of period	$11,800	$42,477
Supplemental Disclosure of Cash Flow Information:
Non cash financing activities
Issued common stock in consideration for the purchase agreement with Lincoln Park Capital	$—	$254

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

3. CUSTIRSEN COLLABORATION AGREEMENT

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

Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24,

2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Teva will be responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for certain custirsen-related expenses from and after January 1, 2015. Pursuant to the Termination Agreement, we received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva.

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

Revenue for the three and nine months ended September 30, 2016 was zero and $5.1 million, respectively, which consists of recognition of deferred collaboration revenue representing our efforts in the development of custirsen. As of June 30, 2016, the full amount of the advanced reimbursement payment was recognized into collaboration revenue. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen.

Ionis and UBC License Agreements

In November 2016, we provided a notice of discontinuance to Ionis, or the Notice of Discontinuance, and a letter of termination to UBC, or the Letter of Termination, notifying the parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all agreements with Ionis and UBC, including the Ionis settlement agreement, are no longer owed and no further payments are due.

Under the license agreements with Ionis and UBC, we were required to pay royalties to each of Ionis and UBC based on a percentage of net sales. We did not make any royalty payments to either Ionis or UBC in the nine months ended September 30, 2016. In addition, pursuant to the terms of the agreements with Ionis, we were required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties.

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

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we paid to Ionis a $1.4 million upfront payment. In addition, under the settlement agreement, we were required to pay to Ionis additional success-based payments of up to an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. As a result of the Notice of Discontinuance, we believe that all financial obligations under the settlement agreement are no longer owed and no further payments are due.

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

Money Market Securities

Money market securities are classified within Level I of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

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

Warrants

As of September 30, 2016, we recorded a $0.4 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,328	$—	$—	$1,328
Money market securities	8,365	—	—	8,365
Government securities	10,007	—	—	10,007
Restricted cash (Note 7)	272	—	—	272
Corporate bonds and commercial paper	—	12,755	—	12,755
Total assets	$19,972	$12,755	$—	$32,727
Liabilities
Warrants	$—	$—	$350	$350

The following table presents the changes in fair value of our total Level 3 financial liabilities for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	September 30,
	2015	Warrants	warrants	2016
Warrant liability	$1,105	$—	$(755)	$350

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2016	Cost	Gains	Losses	Fair Value
Cash	$1,328	$—	$—	$1,328
Money market securities	8,365	—	—	8,365
Government securities	10,003	4	—	10,007
Total cash and cash equivalents	$19,696	$4	$—	$19,700
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272
Corporate bonds and commercial paper	12,757	—	(2)	12,755
Total short-term investments	$12,757	$—	$(2)	$12,755

Our gross realized gains and losses on sales of available-for-sale securities were not material for the nine months ended September 30, 2016 and 2015.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in short-term investments at September 30, 2016, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

75,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the nine months ended September 30, 2016, we issued no shares of common stock to satisfy stock option exercises and 207,296 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common stock to satisfy stock option exercises and 260,676 shares of common stock to satisfy restricted stock unit settlements, respectively, during the nine months ended September 30, 2015.

[c]	Stock options

2010 Performance Incentive Plan

As of September 30, 2016, we had reserved, pursuant to various plans, 3,648,991 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 2,973,955 were reserved for options currently outstanding, 341,085 were reserved for restricted stock units currently outstanding and 333,951 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2015	1,479,221	$8.78
Granted	1,635,250	0.86
Expired	(16,520)	7.25
Exercised	—	—
Forfeited	(123,996)	5.35
Balance, September 30, 2016	2,973,955	$4.58

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rates	1.51%	1.74%
Expected dividend yield	0%	0%
Expected life	5.3 years	5.8 years
Expected volatility	71.88%	62.31%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because we believe our historical stock option exercise activity may not be indicative of future stock option exercise activity based upon strategic alternatives we are exploring and the structural changes to our business that may result and the potential impact on future stock option exercise activity. The expected volatility of options granted was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$(70)	$351	$614	$920
General and administrative	$(64)	361	639	1,020
Total stock-based compensation	$(134)	$712	$1,253	$1,940

As of September 30, 2016 and December 31, 2015, the total unrecognized compensation expense related to stock options granted was $1.8 million and $1.8 million respectively, which is expected to be recognized as expense over a period of approximately 1.5 years from September 30, 2016.

For the three and nine months ended September 30, 2016, a total of 7.0 million shares, consisting of  3.7 million warrants, 3.0 million options and 0.3 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2015, a total of 7.6 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2016 we recorded a compensation recovery of $0.1 million and a compensation expense of $0.5 million, respectively, related to these awards, compared to $0.4 million and $1.0 million of compensation expense for the three and nine months ended September 30, 2015, respectively.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2016:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2015	640,759	$4.92
Settled	(207,296)	5.21
Forfeited or expired	(92,378)	6.39
Balance, September 30, 2016	341,085	$4.35

As of September 30, 2016, we had approximately $1.2 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.6 years.

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

The following is a summary of outstanding warrants to purchase common stock at September 30, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the nine months ended September 30, 2016 or 2015.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	September 30,
Series A and Series B Warrant Valuation Assumptions	2016	2015
Risk-free interest rates	0.85%	1.09%
Expected dividend yield	0%	0%
Expected life	2.75 years	3.75 years
Expected volatility	100.97%	70.15%

6. RELATED PARTY TRANSACTION

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  For the three and nine months ended September 30, 2016, we paid Ms. Griffin approximately $0.1 million and $0.4 million, respectively, for consulting services pursuant to a consulting agreement entered into in 2013 and amended thereafter. We also granted Ms. Griffin options to purchase 135,000 shares of common stock in 2016. In addition, pursuant to the consulting agreement with Ms. Griffin, as at September 30, 2016, we had an accrued termination liability of approximately $0.4 million.

7. COMMITMENTS AND CONTINGENCIES

Teva Pharmaceutical Industries Ltd.

In December 2009, we, through our wholly-owned subsidiary, OncoGenex Technologies, entered into a Collaboration Agreement with Teva for the development and global commercialization of custirsen (and related compounds). In December 2014, we and Teva agreed to terminate the Collaboration Agreement upon entry into a Termination Agreement. In April 2015, OncoGenex Technologies and Teva entered into the Termination Agreement, pursuant to which the Collaboration Agreement was terminated and we regained rights to custirsen. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million, which reduction represented a hold-back amount of $3.0 million and $0.8 million for certain third-party custirsen-related development expenses incurred by Teva between January 1, 2015 and the Closing Date. Pursuant to the Termination Agreement, we received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva.

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

Ionis Pharmaceuticals Inc. and University of British Columbia

Custirsen

In November 2016, we provided the Notice of Discontinuance to Ionis and the Letter of Termination to UBC, notifying the parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all agreements with Ionis and UBC, including the Ionis settlement agreement, are no longer owed and no further payments are due.

Under the license agreements with Ionis and UBC, we were required to pay royalties to each of Ionis and UBC based on a percentage of net sales. We did not make any royalty payments to either Ionis or UBC in the nine months ended September 30, 2016. In addition, pursuant to the terms of the agreements with Ionis, we were required to pay to Ionis up to 20% of all non-royalty revenue (defined to mean revenue not based on net sales of products) we receive from third parties.

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

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we paid to Ionis a $1.4 million upfront payment. In addition, under the settlement agreement, we were required to pay to Ionis additional success-based payments of up to an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. As a result of the Notice of Discontinuance, we believe that all financial obligations under the settlement agreement are no longer owed and no further payments are due.

Apatorsen and OGX-225

We are obligated to pay milestone payments of up to CAD $1.6 million and $7.75 million pursuant to license agreements with UBC and Ionis, respectively, upon the achievement of specified product development milestones related to apatorsen and OGX-225 and low to mid-single digit royalties on future product sales.

Unless otherwise terminated, the Ionis agreements for apatorsen will continue until the later of 10 years after the date of the first commercial product sale, or the expiration of the last to expire of any patents required to be licensed in order to use or sell the product, unless OncoGenex Technologies discontinues apatorsen and Ionis does not elect to unilaterally continue development. The Ionis agreement for OGX-225 will continue into perpetuity unless OncoGenex Technologies discontinues development of the product and Ionis does not elect to unilaterally continue development.

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2017. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provide three months prior written notice to the landlord. As of September 30, 2016, the remaining future minimum lease payments under the Vancouver lease are an aggregate of $0.1 million.

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

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2016	68
2017	281
2018	95
Total	$444

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.8 million, respectively.

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

Pursuant to the Lease Termination Agreement, an additional termination fee of $1.3 million would have been payable to BMR if we had (i) met the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic castrate resistant prostate cancer, or CRPC, with custirsen, or the AFFINITY Trial, and if we had (ii) closed a transaction or transactions pursuant to which we received funding in an aggregate amount of at least $20.0 million. As at December 31, 2014 and subsequent annual and interim reporting periods up to June 30, 2016, we had assessed that the likelihood of meeting both contingent events was probable and as a result, recognized the $1.3 million in lease termination liability on our balance sheet as at the end of those reporting periods. In August 2016, final survival results of our AFFINITY trial did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC. As at September 30, 2016, we have re-assessed that the likelihood of meeting both contingent events is no longer possible due to not achieving the primary endpoint on our AFFINITY trial. As a result, we have reversed the $1.3 million in lease termination liability on our balance sheet as at September 30, 2016 and recognized a recovery on our statement of loss.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s, consultant’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2016.

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

8. SUBSEQUENT EVENTS

In October 2016, we committed to a restructuring of a portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we will eliminate 16 positions, representing approximately 55% of our workforce. We expect the restructuring to be substantially complete in the first quarter of 2017. We currently anticipate incurring total restructuring costs of approximately $1.4 million, which includes severance, benefits and related costs of approximately $1.2 million and potential fixed asset impairments of approximately $0.2 million.

In November 2016, we provided the Notice of Discontinuance to Ionis and the Letter of Termination to UBC, notifying the parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all agreements with Ionis and UBC, including the Ionis settlement agreement, are no longer owed and no further payments are due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this document  or in documents incorporated by reference into this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	expectations regarding the timing, likelihood, nature and effects of our ongoing exploration of strategic alternatives and any consummation of a strategic transaction;
•	progress and preliminary and future results of clinical trials;
•	anticipated regulatory filings and requirements and future clinical trials;
•	timing and amount of future contractual payments, product revenue and operating expenses;
•	market acceptance of our products and the estimated potential size of these markets; and
•	our anticipated future capital requirements and the terms of any capital financing agreements.

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

Overview

Our mission is to accelerate transformative therapies to improve the lives of people living with cancer and other serious diseases. Our product candidates are designed to block the production of specific proteins that promote treatment resistance in cancer. We believe our therapies have the potential to improve treatment outcomes in a variety of cancers. Each of our product candidates, apatorsen and OGX-225, have a distinct mechanism of action and represents a unique opportunity for cancer drug development.

Our product candidates focus on mechanisms of treatment resistance in cancer patients and are designed to block the production of specific proteins that we believe promote treatment resistance and survival of tumor cells and are over-produced in response to a variety of cancer treatments. Our aim in targeting these particular proteins is to disable the tumor cell’s adaptive defenses, thereby rendering the tumor cells more susceptible to attack with a variety of cancer therapies. We believe this approach may increase survival time and improve the quality of life for cancer patients.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations for at least the next 12 months.

In August 2016, we engaged MTS Health Partners LP as our advisor to assist with the exploration of strategic alternatives.  MTS Health Partners is providing a range of advisory services aimed to enhance stockholder value. We expect to devote substantial time and resources to exploring strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

In October 2016, we committed to a restructuring of a portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we will eliminate 16 positions, representing approximately 55% of our workforce. We expect the restructuring to be substantially complete in the first quarter of 2017. We currently anticipate incurring total restructuring costs of approximately $1.4 million, which includes severance, benefits and related costs of approximately $1.2 million and potential fixed asset impairments of approximately $0.2 million.

As a result of custirsen not meeting the primary endpoint of improving overall survival in three completed phase 3 trials, we have discontinued further development of custirsen and have begun to wind down all clinical trials and other activities related to this product candidate. In November 2016, we provided a notice of discontinuance to Ionis, or the Notice of Discontinuance, and a letter of termination to UBC, or the Letter of Termination, notifying those parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen.

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

Completed Trials

•

The Borealis-2™ Trial: The completed investigator-sponsored, randomized phase 2 trial evaluated apatorsen in combination with docetaxel treatment compared to docetaxel treatment alone in patients with advanced or metastatic bladder cancer who have disease progression following first-line platinum-based chemotherapy. Patients who received apatorsen treatment experienced a 20% reduction in risk of death, compared to patients receiving docetaxel alone (HR=.80; 80% CI: 0.65-0.98; p=0.078). The primary analysis was a superiority test of overall survival, performed at a one-sided 0.10 significance level using a stratified log-rank test.  Safety results in patients treated with apatorsen and docetaxel were similar to those observed in patients treated with docetaxel alone. The trial was conducted by the Hoosier Cancer Research Network at 28 sites across the United States.

•

The Borealis-1™ Trial: Our completed company-sponsored Borealis-1™ phase 2 trial was a three-arm, randomized, placebo-controlled trial evaluating 600mg or 1000mg apatorsen in combination with a first-line standard of care chemotherapy regimen (gemcitabine and cisplatin) in the metastatic setting. Overall, trial results indicated that the addition of 600mg apatorsen to standard of care chemotherapy showed a 14% reduction in risk of death (OS HR = 0.86) and a 17% reduction in progressive disease and death (PFS HR = 0.83) when compared to chemotherapy alone. Less benefit was observed in the 1000mg apatorsen arm due to increased adverse events leading to a higher rate of discontinuation of both apatorsen and chemotherapy. Results from an exploratory analysis showed that metastatic bladder cancer patients with poor prognostic features (lower performance status, liver involvement, low hemoglobin and high alkaline phosphatase) achieved a 28% reduction in risk of death from the addition of 600mg apatorsen to first-line chemotherapy (OS HR = 0.72) compared to chemotherapy alone. Overall, higher baseline serum Hsp27 levels predicted worse survival outcome and patients characterized as poor prognosis had significantly higher baseline Hsp27 levels than patients characterized as good prognosis. These results were presented in an oral session on June 1, 2015 at the American Society of Clinical Oncology, or ASCO, and additional analyses were presented on September 28, 2015 at the European Cancer Congress, or ECC.

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

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial is to determine if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. Other secondary endpoints such as PSA and objective responses, time to disease progression, CTCs and Hsp27 levels are expected to be evaluated. The trial completed enrollment of 72 patients in March 2016, results have been submitted to a medical congress and  are expected to be presented in early 2017. The study is being sponsored and conducted by the Hoosier Cancer Research Network.

Ongoing Trials

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

In addition to the Borealis-1 and Borealis-2 clinical trials in metastatic bladder cancer in the ORCA program, we are evaluating apatorsen for a potential pivotal study in the treatment of non-muscle invasive bladder cancer, or NMIBC. We have completed a pre-IND meeting with FDA in preparation for a separate IND application to evaluate apatorsen for intravesical administration in combination with Bacillus Calmette-Guerin, or BCG, treatment in patients with NMIBC. FDA had no objection to the study population or classification of subpopulations in a preliminary study design and deemed the proposed definitions of primary and secondary endpoints acceptable. We do not currently intend to fund further development of apatorsen in bladder cancer without collaboration partner or additional funding.

Product Candidate Custirsen

As a result of custirsen not meeting the primary endpoint of improving overall survival in three completed phase 3 trials, we have discontinued further development of custirsen and have begun to wind down all clinical trials and other activities related to this product candidate. In November 2016, we provided the Notice of Discontinuance to Ionis and the Letter of Termination to UBC, notifying those parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen.

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

Preclinical studies with human prostate and breast cancer cells have shown that reducing IGFBP-2 and IGFBP-5 production with OGX-225 sensitized these tumor types to hormone ablation therapy or chemotherapy and induced tumor cell death. We have completed IND enabling toxicology studies for OGX-225. We currently have no plans to further develop OGX-225 without a collaboration partner or additional funding.

Collaboration Revenue

Revenue recognized to date was attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to a Collaboration Agreement with Teva, as well as cash reimbursements from Teva for certain costs incurred by us under the clinical development plan. Our policy is to account for these reimbursements as collaboration revenue.

In April 2015, we and Teva entered into an agreement to terminate the Collaboration Agreement, or the Termination Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen and certain other antisense inhibitors of clusterin, an amount equal to $27.0 million less approximately $3.8 million, which reduction represents a hold-back amount of $3.0 million and $0.8 million for certain third-party expenses incurred by Teva between January 1, 2015 and April 24, 2015, or Closing Date. Teva was permitted to deduct from the $3.0 million hold-back certain costs incurred after January 1, 2015 that arose after the Closing Date. Pursuant to the Termination Agreement, we received a nominal amount from the remaining hold-back after deductions by Teva for certain costs incurred after the Closing Date. We do not expect to receive any additional amounts from Teva. Teva is responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014.  We will be responsible for certain custirsen-related expenses from and after January 1, 2015.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at September 30, 2016:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the nine months ended September 30, 2016 or 2015.

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

Results of Operations

For the three and nine months ended September 30, 2016 and 2015

Collaboration revenue

Revenue for the three and nine months ended September 30, 2016 decreased to zero and $5.1 million, respectively, from $6.7 million and $12.1 million for the three and nine months ended September 30, 2015, respectively. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen. The decrease in collaboration revenue in 2016 as compared to 2015 was due to the full recognition of the remaining amounts of deferred revenue in 2016.

Research and development expenses

Our research and development expenses for our clinical development programs for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Clinical development programs:
Custirsen	$2,992	$6,916	$7,648	$11,441
Apatorsen	$431	$399	$1,335	$2,014
Other research and development	$359	$988	$4,103	$5,065
Total research and development expenses	$3,782	$8,303	$13,086	$18,520

Research and development expenses for the three and nine months ended September 30, 2016 decreased to $3.8 million and $13.1 million, respectively, from $8.3 million and $18.5 million for the three and nine months ended September 30, 2015, respectively. The decrease in 2016 as compared to 2015 was due to lower clinical trial costs for the AFFINITY trial and our investigator sponsored apatorsen trials, lower consulting and professional fees as a result of the restructuring in the first quarter of 2016 and a decrease in facilities costs. This was partially offset by higher ENSPIRIT trial costs, which we became responsible for after the termination of our Collaboration Agreement with Teva. We expect our research and development costs to decrease with the completion of our phase 3 custirsen clinical trials and as our phase 2 apatorsen clinical trials wind down, as well as the result of the restructuring announced in October 2016.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2016 decreased to $1.9 million and $6.6 million, respectively, from $3.1 million and $8.9 million for the three and nine months ended September 30, 2015, respectively. The decrease in 2016 as compared to 2015 was due to lower professional fees and headcount and consulting expenses as a result of the restructuring in the first quarter of 2016. We expect our general and administrative costs to decrease further as result of the restructuring announced in October 2016.

Gain / (loss) on warrants

We recorded a gain of $0.6 million and $0.8 million on the revaluation of our outstanding warrants for the three and nine months ended September 30, 2016, respectively. We recorded a gain of $0.1 million and $0.2 million on revaluation of the warrants for the three and nine months ended September 30, 2015, respectively. We revalue the warrants at each balance sheet date to fair value.

Restructuring recovery / (expense)

We recorded a restructuring recovery of $31,000 and a restructuring expense of $0.4 million for the three and nine months ended September 30, 2016, respectively. In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction and recognized this as a restructuring expense in the first quarter of 2016. In the three months ended September 30, 2016, we revised our estimates of the restructuring expense and recognized a recovery of $31,000. No restructuring gain or expense was recognized in three and nine months ended September 30, 2015 as there were no restructuring activities. We expect to incur additional expenses as a result of the restructuring announced in the fourth quarter of 2016

Recovery of lease termination loss

We recorded a recovery of lease termination loss of $1.3 million for the three and nine months ended September 30, 2016. In February 2015, we entered into a Lease Termination Agreement with BMR pursuant to which we and BMR agreed to terminate our prior lease, effective March 1, 2015. Under the Lease Termination Agreement, we paid BMR a $2.0 million termination fee and would have been required to pay an additional $1.3 million termination fee if we had (i) met the primary endpoint for our AFFINITY Trial and if we had (ii) closed a transaction or transactions pursuant to which we received funding in an aggregate amount of at least $20.0 million. As of December 31, 2014 and subsequent annual and interim reporting periods up to June 30, 2016, we had assessed that the likelihood of meeting both contingent events was probable and as a result, recognized the $1.3 million in lease termination liability on our balance sheet as at the end of those reporting periods. In August 2016, final survival results of our AFFINITY trial did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC. As at September 30, 2016, we re-assessed that the likelihood of meeting both contingent events is no longer possible due to not achieving the primary endpoint on our AFFINITY trial. As a result, we have reversed the $1.3 million in lease termination liability on our balance sheet as at September 30, 2016 and recognized a recovery on our statement of loss.

Litigation settlement expense

In August 2016, we and Ionis settled our lawsuit. Pursuant to the settlement, we paid to pay Ionis a $1.4 million upfront payment and were required to pay additional success-based payments up to an amount not exceeding $5.0 million.  In accordance with the upfront payment, we recorded litigation settlement expense of $1.4 million for the nine months ended September 30, 2016. In November 2016, we provided the Notice of Discontinuance to Ionis and we believe that all financial obligations, other than continuing mutual indemnification obligations, under all agreements with Ionis, including the settlement agreement, are no longer owed and no further payments are due.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $191.1 million through September 30, 2016, and we expect to incur substantial additional losses in the future as we continue or expand our R&D activities and other operations, as more fully described below. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of September 30, 2016, our cash, cash equivalents, and short-term investments decreased to $32.5 million from $55.2 million as of December 31, 2015.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million. We do not expect to receive any additional amounts from Teva.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We will be responsible for all custirsen-related expenses incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. We have fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs between January 1, 2015 and September 30, 2016.

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

In October 2016, we committed to a restructuring of a portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we will eliminate 16 positions, representing approximately 55% of our workforce. We expect the restructuring to be substantially complete in the first quarter of 2017. We currently anticipate incurring total restructuring costs of approximately $1.4 million, which includes severance, benefits and related costs of approximately $1.2 million and potential fixed asset impairments of approximately $0.2 million

Cash Flows

Cash Used by Operations

For the nine months ended September 30, 2016, net cash used in operating activities was $22.7 million compared to net cash provided by operations of $1.6 million for the nine months ended September 30, 2015. The increase in cash used in operations in 2016 as compared to cash provided by operations in 2015 was primarily attributable to the advanced reimbursement payment made by Teva, as part of the Termination Agreement, which was received in the second quarter of 2015.

Cash Used by Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was zero compared to net cash provided by financing activities of $17.6 million for the nine months ended September 30, 2015. There were no financing activities in the nine months ended September 30, 2016. Net cash provided by financing activities in the nine months ended September 30, 2015 relates to proceeds received from the financing through our purchase agreement with LPC.

Cash Provided by Investing Activities

For the nine months ended September 30, 2016, net cash provided by investing activities was $0.2 million compared to net cash used in investing activities of $4.6 million for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 and net cash provided by investing activities for the nine months ended September 30, 2015 was due to transactions involving short-term investments in the normal course of business.

Operating Capital and Capital Expenditure Requirements

Based on our current expectations, we believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our currently planned operations for at least the next 12 months.

We have based this estimate on assumptions that may prove to be wrong, or we could utilize our available capital resources sooner than we currently expect. We may require additional funding to support our operations if we were to spend capital on activities related to the outcome of our current evaluation of potential business alternatives, conduct development activities with respect to our product candidates beyond those development activities described above, including activities with respect to apatorsen or OGX-225, or if the clinical trials cost more than we anticipate. If we need to extend our cash availability or to conduct any such currently unplanned development activities, we would seek such necessary funding through the licensing or sale of certain of our product candidates, by executing a partnership or collaboration agreement, or executing a strategic transaction, or through private or public offerings of our equity or debt. However, we can provide no assurance that such funding would be available to us on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the company;
•

our ability to obtain additional funding through a partnership or collaboration agreement with a third party or licenses of certain of our product candidates, or executing a strategic transaction, or through private or public offerings of our equity or debt, or through sale of certain of our royalty rights;

•	our ongoing level of focus and efforts to develop and commercialize apatorsen;
•	timing, costs and results of clinical development, preclinical development and regulatory approvals;
•	success of apatorsen;
•	costs to defend and/or settle, and results of, litigation; and
•	costs related to obtaining, defending and enforcing patents.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2016.

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

Material Changes in Financial Condition

	September 30,	December 31,
(in thousands)	2016	2015
Total Assets	$35,074	$58,209
Total Liabilities	10,655	20,769
Total Equity	24,419	37,440

The decrease in assets at September 30, 2016 compared to December 31, 2015 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The decrease in liabilities at September 30, 2016 compared to December 31, 2015 were due to a decrease in deferred revenue as these amounts were recognized into collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen, lower clinical trial accruals associated with patient treatment costs in the AFFINITY trial and our investigator sponsored trials evaluating apatorsen and the reversal of the lease termination liability.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.3 million in the fair value of our investments as of September 30, 2016.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.2 million for the three months ended September 30, 2016.

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

During the quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, we and Ionis settled our lawsuit. Pursuant to the settlement, we paid to pay Ionis a $1.4 million upfront payment and were required to pay additional success-based payments up to an amount not exceeding $5.0 million. In November 2016, we provided a notice of discontinuance of custirsen to Ionis, the Notice of Discontinuance, and we believe that all financial obligations, other than continuing mutual indemnification obligations, under all agreements with Ionis, including the settlement agreement, are no longer owed and no further payments are due.

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

Risks Related to Our Business

Our strategic initiatives and process may not be successful.

In August 2016, we engaged MTS Health Partners LP as our advisor to assist with the exploration of strategic alternatives.  MTS Health Partners is providing a range of advisory services aimed to enhance stockholder value.  The alternatives to be considered may include, but are not limited to, the potential for an acquisition, merger, strategic partnership or other strategic transactions.  We have and expect to continue to devote substantial time and resources to exploring strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value. There also can be no assurance that we will conduct drug development activities in the future.

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

If no transactions with respect to potential business alternatives are identified and completed, our board of directors may decide to pursue a dissolution and liquidation of our company. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have never had any products available for commercial sale and we may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company, are not profitable, have incurred losses in each year since our inception and do not expect to become profitable in the foreseeable future. We have never had any products available for commercial sale, and we have not generated any revenue from product sales nor do we anticipate that we will generate revenue from product sales in the near future. Our revenue to date has been collaboration revenue under the Collaboration Agreement with Teva, which was terminated in April 2015. In addition, our most advance clinical stage product candidate, custirsen, failed in its phase 3 clinical trials and its development has been discontinued. Our other product candidates, apatorsen and OGX-225, are earlier in development and will require additional capital and time to move forward in development. We have not yet submitted any products for approval by regulatory authorities, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future as we continue to evaluate strategic alternatives, continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If we fail to successfully complete a strategic transaction or our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Clinical trials may not demonstrate a clinical benefit of our product candidates.

Positive results from preclinical studies and clinical trials, including any exploratory results from the apatorsen clinical trials conducted to date should not be relied on as evidence that on-going, amended, or later-stage or large-scale clinical trials will succeed.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of regulatory agencies, despite having progressed through initial clinical trials. Further, preliminary results from our clinical trials may not be confirmed in final data, or may change materially. For example, all our phase 3 clinical trials for custirsen failed to meet their clinical endpoints, even after positive results in earlier trials.

Even after the completion of Phase 3 clinical trials, regulatory agencies may disagree with our clinical trial design and our interpretation of data, and may require us to conduct additional clinical trials to demonstrate the efficacy of our product candidates.

We may choose to make amendments to ongoing studies for any reason including to analyze final top line data earlier than planned. Any future amendments may compromise the integrity of the clinical trial results and may not be acceptable to regulators.

We cannot give any assurance that apatorsen, or our other product candidate, will receive regulatory approval or will be successfully commercialized.

We conducted seven randomized phase 2 clinical trials evaluating apatorsen in several cancer indications.  All but one of the phase 2 clinical trials for apatorsen failed to meet their pre-defined clinical endpoints. Completing additional clinical trials will be required for apatorsen to establish the safety and efficacy of this product candidate. We currently do not have sufficient capital to conduct additional clinical trials for apatorsen without a strategic partner, raising additional funds or completing a strategic transaction committed to the development of apatorsen. The failure of apatorsen to be shown safe or effective in one or more indications could negatively impact the development of apatorsen in other indications and could result in the suspension or termination of our apatorsen development and commercialization plans.

OGX-225 has not been tested in humans. Our preclinical testing of this product candidate may not be favorable and we may not be able to clinically evaluate OGX-225.

Our clinical development programs for our product candidates may not receive regulatory approval either if such product candidates fail to demonstrate that they are safe and effective in clinical trials and consequently fail to obtain necessary approvals from the regulatory agencies, or if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered or not initiated and apatorsen and our other product candidates may never receive regulatory approval. Any failure to obtain regulatory approval of apatorsen or our other product candidates could have a material and adverse effect on our business.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is not available on commercially reasonable terms.

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the Collaboration Agreement with Teva. In April 2015, our Collaboration Agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements for at least the next 12 months. However, if the timeline to complete a strategic transaction takes longer than anticipated, we change our development plans or elect to further develop apatorsen or OGX-225, cannot find third-party collaborators for our other product candidates, our trials proceed slower or take longer than expected to complete, we acquire rights to new product candidates, do not successfully defend litigation or engage in commercialization and product launch activities, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	our ability to identify and consummate a strategic transaction for the company;
•	whether we modify our development program, including terminating and starting new trials;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our other product candidates on terms that are acceptable to us;
•	the scope and results of our clinical trials and preclinical studies;
•	our ability to forecast the cost of our ongoing development activities;
•	whether we experience delays in our clinical and preclinical development programs, or experience slower-than-anticipated product development or rate of events;

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

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;
•	the costs to defend, and the results of, litigation; and
•	whether we engage in commercialization and product launch activities.

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

In February 2016, we announced a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. In October 2016, we committed to an additional restructuring of a portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we will eliminate 16 positions, representing approximately 55% of our employees prior to the reduction. We face significant risks associated with this plan that may impair our ability to achieve anticipated savings and operational efficiencies or that may otherwise harm our business. These risks include loss of workforce capabilities, decreases in employee focus and morale, attrition of necessary or key employees, higher than anticipated separation expenses, litigation, and the failure to meet financial and operational targets. In addition, potential strategic transaction targets may be interested in our human resources and may rely on those resources to execute their plan and we cannot be assured that we can retain such individuals. In addition, the calculation of the anticipated cost savings and other benefits resulting from our plan to reduce operating expenses are subject to many estimates and assumptions. These estimates and assumptions are subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond our control. If these estimates and assumptions are incorrect or if we experience delays or unforeseen events, our business and financial results could be adversely affected.

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

We do not own or operate manufacturing facilities, and we depend on third-party contract manufacturers for production of all of our product candidates and rely on other companies and their manufacturers for other agents used in all of our clinical trials. We lack the resources and the capability to manufacture any of our product candidates ourselves. To date, our product candidates have been manufactured in limited quantities for preclinical studies and clinical trials. All active pharmaceutical ingredients, or API, and drug product for apatorsen have been manufactured for us by third parties pursuant to a purchase order or short-term contract that has been fulfilled.

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

We do not know whether any of our currently planned or on-going clinical trials for apatorsen will proceed or be completed on schedule, if at all, or, with respect to our product candidate, whether we will be able to initiate any future preclinical studies or clinical trials, as applicable, beyond those currently planned. The completion of our clinical trials currently in progress could also be substantially delayed or prevented by several factors, including:

•

delay or failure to obtain required future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	termination of our clinical trials by us, by one or more clinical trial sites, investigators, data safety monitoring boards, or regulatory agencies;
•	delay or failure to obtain sufficient manufacturing supply of apatorsen, or expiration of our existing supply of apatorsen prior to completing our ongoing clinical trials;
•	lack of efficacy evidenced during clinical trials;
•	inadequate evidence of clinical benefit or futility;
•	slower than expected rates of patient recruitment, enrollment and final analysis;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	introduction of competitive products that may impede our ability to retain patients in clinical trials; and
•	delay in submission or acceptance of protocol amendments.

The completion or commencement of future preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including:

•	our ability to identify and consummate a strategic transaction for the company;
•

delay or failure to obtain required future additional funding through private or public offerings of our equity securities, debt financings, or the execution of a licensing, partnership or collaboration agreement with a third party for any of our product candidates;

•	insufficient remaining patent term to justify continued development and commercialization;
•

delay or failure to obtain sufficient manufacturing supply of apatorsen or expiration of existing supplies of apatorsen necessary to complete ongoing clinical trials, or other products necessary to conduct our clinical trials;

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

With respect to apatorsen and OGX-225, we have exclusively licensed from UBC certain issued patents and pending patent applications covering the respective antisense sequences underlying these product candidates and their commercialization and use, and we have licensed from Ionis certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, use and the manufacturing thereof, as well as some alternative antisense sequences. We have also received a sublicense from Ionis under certain third-party patent portfolios directed to such modifications.

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

We license the development and commercialization rights for most of our product candidates, including apatorsen and OGX-225. Under such licenses, we are subject to various obligations such as sublicensing, royalty and milestone payments, annual maintenance fees, limits on sublicensing, insurance obligations and the obligation to use commercially reasonable best efforts to develop and exploit the licensed technology. If we fail to comply with any of these obligations or otherwise breach these agreements, our licensors may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. We may also become involved in disputes with current or former licensors regarding the meaning of certain terms in the license agreements, including terms related to royalty and milestone payments and termination, which may result in costly and time consuming litigation. Loss of any of these licenses or the exclusivity rights provided by the licenses, or disputes with current or former licensors, could harm our financial condition and results of operations. In addition, certain of our license agreements with UBC eliminate our ability to obtain money damages in respect of certain claims against UBC.

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, certain of the U.S. patents directed to apatorsen and its use that have been licensed from UBC are scheduled to expire in 2023. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product candidate’s regulatory review. We cannot, however, be certain that an extension will be granted or, if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product candidate under its own laws and regulations, we may not be able to qualify the product candidate or obtain the exclusive time period.

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

The continued listing standards of The NASDAQ Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Capital Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on August 22, 2016, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Capital Market’s listing rules, we were afforded 180 calendar days, or until February 21, 2017, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. If we fail to regain compliance, our common stock will be subject to delisting. Delisting from The NASDAQ Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. In August 2016, we engaged MTS Health Partners LP as our advisor to assist with the exploration of strategic alternatives.  MTS Health Partners is providing a range of advisory services aimed to enhance stockholder value.  The alternatives to be considered may include, but are not limited to, the potential for an acquisition, merger, strategic partnership or other strategic transactions. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Risks Related to Our Industry

There is a high risk that our drug development activities will not result in commercial products.

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of regulatory agencies. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. For example, all of our phase 3 clinical trials for custirsen and all but one of our phase 2 trials for apatorsen failed to meet their clinical endpoints, even after positive results in earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In addition, a clinical trial may prove successful with respect to a secondary objective, but fail to demonstrate clinically significant benefits with respect to a primary objective. Failure to satisfy a primary objective in a phase 3 clinical trial (registration trial) would generally mean that a product candidate would not receive regulatory approval.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and downward pressure on the price for any approved product, and could seriously harm our prospects. In addition, the Medicare and Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenue and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including apatorsen may change at any time, which could further limit or eliminate reimbursement rates for apatorsen or other product candidates.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement by and between OncoGenex Pharmaceuticals, Inc. and John Bencich, dated September 22, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: November 10, 2016	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement by and between OncoGenex Pharmaceuticals, Inc. and John Bencich, dated September 22, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.