Form 10-Q
period 2017-03-31
ONCOGENEX PHARMACEUTICALS, INC.
filed 2017-05-15
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.001 par value	30,087,485

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$15,690	$15,233
Short-term investments [note 4]	760	10,230
Interest receivable	—	32
Amounts receivable	237	478
Prepaid expenses	765	954
Total current assets	17,452	26,927
Restricted cash [note 4 and note 7]	272	272
Property and equipment, net	166	258
Other assets	13	13
Total assets	$17,903	$27,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359	$2,121
Accrued liabilities other	834	2,442
Accrued clinical liabilities	342	3,415
Accrued compensation	210	188
Current portion of long-term obligations [note 7]	55	57
Warrant liability [note 4 and note 5 [f]]	180	232
Total current liabilities	1,980	8,455
Long-term obligations, less current portion [note 7]	32	49
Total liabilities	2,012	8,504
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,121,478 and 30,059,514 issued at March 31, 2017 and December 31, 2016, respectively, and 30,087,485 and 30,025,521 outstanding at March 31, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	213,450	213,239
Accumulated deficit	(200,230)	(196,942)
Accumulated other comprehensive income	2,641	2,640
Total stockholders' equity	15,891	18,966
Total liabilities and stockholders' equity	17,903	27,470
Subsequent events [note 9]

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2017	2016
COLLABORATION REVENUE [note 3]	$—	$2,940
EXPENSES
Research and development	912	4,642
General and administrative	2,532	2,299
Restructuring costs (recovery) [note 8]	(98)	431
Total operating expenses	3,346	7,372
OTHER INCOME (EXPENSE)
Interest income	27	48
Other	(2)	10
Gain on warrants	52	667
Total other income	77	725
Net loss	$(3,269)	$(3,707)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	1	14
Total other comprehensive income	1	14
Comprehensive loss	$(3,268)	$(3,693)
Basic and diluted net loss per common share	$(0.11)	$(0.12)
Shares used in computation of basic and diluted net loss per common share	30,076,160	29,827,824

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(3,269)	$(3,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 4 and note 5 [f]]	(52)	(667)
Depreciation	93	56
Stock-based compensation [note 5 [c] and note 5 [d]]	211	468
Restructuring gain [note 8]	(98)	—
Changes in operating assets and liabilities:
Interest receivable	32	58
Amounts receivable	241	(219)
Prepaid expenses and other assets	189	401
Accounts payable	(1,762)	(751)
Accrued liabilities other	(1,510)	268
Accrued clinical liabilities	(3,073)	(1,516)
Accrued compensation	22	(523)
Lease obligation	(19)	(14)
Deferred collaboration revenue [note 3]	—	(2,941)
Net cash used in operating activities	(8,995)	(9,087)
Financing Activities:
Taxes paid related to net share settlement of equity awards	(19)	—
Net cash used in financing activities	(19)	—
Investing Activities:
Purchase of investments	(5)	(24,169)
Proceeds from sale of investments	—	—
Proceeds from maturities of investments	9,475	17,859
Purchase of property and equipment	(1)	—
Net cash provided by (used in) investing activities	9,469	(6,310)
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash and cash equivalents	457	(15,397)
Cash and cash equivalents at beginning of period	15,233	34,310
Cash and cash equivalents at end of period	$15,690	$18,913

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the United States Securities and Exchange Commission, or the SEC, on February 23, 2017.

The consolidated financial statements include the accounts of OncoGenex and our wholly owned subsidiaries, OncoGenex Technologies Inc., or OncoGenex Technologies, Ash Acquisition Sub, Inc and Ash Acquisition Sub 2, Inc. All intercompany balances and transactions have been eliminated.

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

We also entered into a letter agreement with Achieve, whereby we would pay, on behalf of Achieve, for transactions costs associated with the merger. In the event that the Merger Agreement is terminated and as a result of such termination we are required to pay to Achieve one or more termination fees, the total amount of termination fees we would owe is reduced by the amount of the transaction costs we would have paid on behalf of Achieve. As of March 31, 2017, we have paid, on behalf of Achieve, a total of $0.2 million in transaction costs associated with the merger.

2. ACCOUNTING POLICIES

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board, or FASB, issued its new leases standard, ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year.  This standard is expected to have a significant impact on our current accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures.  We are currently evaluating the impact of adoption on our financial position and results from operations.

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

The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen. We have fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs and recognized the full amount into collaboration revenue between January 1, 2015 and June 30, 2016.

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

Ionis and UBC License Agreements

In January 2017, we discontinued further development of OGX-225.  We provided a notice of discontinuance to Ionis and a letter of termination to UBC, notifying them that we have discontinued development of OGX-225 resulting in termination of the license agreement related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the OGX-225 patents and patent applications, under all OGX-225-related agreements with Ionis and UBC, are no longer owed and no further payments are due.

In November 2016, we discontinued further development of custirsen. We provided a notice of discontinuance to Ionis and a letter of termination to UBC, notifying the parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all custirsen-related agreements with Ionis and UBC, including the Ionis settlement agreement, are no longer owed and no further payments are due.

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

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we paid to Ionis a $1.4 million upfront payment. In addition, under the settlement agreement, we were required to pay to Ionis additional success-based payments of up to an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. As a result of the notice of discontinuance provided for custirsen, we believe that all financial obligations under the settlement agreement are no longer owed and no further payments are due.

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

Warrants

As of March 31, 2017, we recorded a $0.2 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,728	$—	$—	$2,728
Money market securities (cash equivalents)	12,962	—	—	12,962
Restricted cash (Note 7)	272	—	—	272
Corporate bonds and commercial paper (short term investments)	—	760	—	760
Total assets	$15,962	$760	$—	$16,722
Liabilities
Warrants	$—	$—	$180	$180

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2017. During the three months ended March 31, 2017, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	March 31,
	2016	Warrants	warrants	2017
Warrant liability	$232	$—	$(52)	$180

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2017	Cost	Gains	Losses	Fair Value
Cash	$2,728	$—	$—	$2,728
Money market securities	12,962	—	—	12,962
Total cash and cash equivalents	$15,690	$—	$—	$15,690
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272
Corporate bonds and commercial paper	$760	—	—	$760
Total short-term investments	$760	$—	$—	$760

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2017 and 2016.

All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities. We do not believe that there are any other than temporary impairments related to our investment in short-term investments at March 31, 2017, given the quality of the investment portfolio and subsequent proceeds collected on sale of securities that reached maturity.

5. COMMON STOCK

[a]	Authorized

75,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

Equity Award Issuances and Settlements

During the three months ended March 31, 2017, we issued no shares of common stock to satisfy stock option exercises and 93,175 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common stock to satisfy stock option exercises and 101,228 shares of common stock to satisfy restricted stock unit settlements, respectively, during the three months ended March 31, 2016.

[c]	Stock options

2010 Performance Incentive Plan

As of March 31, 2017, we had reserved, pursuant to various plans, 3,531,437 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,339,186 were reserved for options currently outstanding, 141,717 were reserved for restricted stock units currently outstanding and 2,050,534 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2016	1,378,805	$8.62
Granted	—	—
Expired	(9,446)	21.05
Exercised	—	—
Forfeited	(30,173)	5.75
Balance, March 31, 2017	1,339,186	$8.59

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rates	—	1.52%
Expected dividend yield	—	0%
Expected life	—	5.3 years
Expected volatility	—	71.80%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$70	$222
General and administrative	$141	246
Total stock-based compensation	$211	$468

As of March 31, 2017 and December 31, 2016, the total unrecognized compensation expense related to stock options granted was $0.4 million and $0.6 million respectively, which is expected to be recognized as expense over a period of approximately 1.1 years from March 31, 2017.

For the three months ended March 31, 2017, a total of 5.2 million shares, consisting of  3.7 million warrants, 1.3 million options and 0.1 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2016, a total of 7.2 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2017, we recorded a compensation expense of $0.1 million related to these awards, compared to $0.2 million of compensation expense for the three months ended March 31, 2016.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2017:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2016	253,221	$4.56
Vested	(93,175)	5.95
Forfeited or expired	(18,329)	3.68
Balance, March 31, 2017	141,717	$3.71

As of March 31, 2017, we had approximately $0.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.2 years.

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

The following is a summary of outstanding warrants to purchase common stock at March 31, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the three months ended March 31, 2017 or 2016.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	March 31,
Series A and Series B Warrant Valuation Assumptions	2017	2016
Risk-free interest rates	1.32%	0.91%
Expected dividend yield	0%	0%
Expected life	2.25 years	3.25 years
Expected volatility	99.83%	84.07%

6. RELATED PARTY TRANSACTION

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  For the three months ended March 31, 2017, we paid Ms. Griffin approximately $0.1 million, for consulting services pursuant to a consulting agreement entered into in 2013 and amended thereafter. In addition, pursuant to the consulting agreement with Ms. Griffin, as at March 31, 2017, we had an accrued termination liability of approximately $0.4 million.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease	$309	$285	$24	$—	$—
Vancouver office operating lease	$46	$46	$—	$—	$—
UBC license maintenance fees	$28	$5	$9	$9	$5
Leased equipment	$17	$17	$—	$—	$—
Total	$400	$353	$33	$9	$5

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

Ionis Pharmaceuticals Inc. and University of British Columbia

Custirsen

In November 2016, we discontinued further development of custirsen. We provided a notice of discontinuance to Ionis and a letter of termination to UBC, notifying the parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all custirsen-related agreements with Ionis and UBC, including the Ionis settlement agreement, are no longer owed and no further payments are due.

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

In August 2016, we and Ionis settled this lawsuit. Pursuant to the settlement, we paid to Ionis a $1.4 million upfront payment. In addition, under the settlement agreement, we were required to pay to Ionis additional success-based payments of up to an amount that does not exceed $5.0 million based on, (i) an additional 5% royalty on net sales of custirsen and (ii) 50% of any money we receive related to the sale, license or any other commercial transaction involving custirsen, subject to certain limitations. As a result of the notice of discontinuance provided for custirsen, we believe that all financial obligations under the settlement agreement are no longer owed and no further payments are due.

OGX-225

In January 2017, we discontinued further development of OGX-225.  We provided a notice of discontinuance to Ionis and a letter of termination to UBC, notifying them that we have discontinued development of OGX-225 resulting in termination of the license agreement related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the OGX-225 patents and patent applications, under all OGX-225-related agreements with Ionis and UBC, are no longer owed and no further payments are due.

Apatorsen

Under the terms of the agreement, we may be obligated to make aggregate milestone payments of up to $4.3 million to Ionis contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. We are also obligated to pay to Ionis low to mid-single digit royalties on net sales for apatorsen, with the amount of royalties depending on whether third-party royalty payments are owed. We did not make any royalty payments to Ionis under the terms of the agreement in 2017.

We may be obligated to make aggregate milestone payments of up to CAD$0.8 million to UBC contingent upon the occurrence of certain clinical development and regulatory events related to apatorsen. We are also obligated to pay to UBC low single digit royalties on the revenue from sales of apatorsen, which royalty rate may be reduced in the event that it must pay additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell apatorsen. We did not make any royalty payments to UBC under the terms of the agreement in 2017.

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

The future minimum annual lease payments under the Vancouver lease is $46,000 in 2017.

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

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2017	214
2018	95
Total	$309

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

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

Pursuant to the Lease Termination Agreement, an additional termination fee of $1.3 million would have been payable to BMR if we had (i) met the primary endpoint for our phase 3 clinical trial for the treatment of second line metastatic castrate resistant prostate cancer, or CRPC, with custirsen, or the AFFINITY Trial, and if we had (ii) closed a transaction or transactions pursuant to which we received funding in an aggregate amount of at least $20.0 million. As at December 31, 2014 and subsequent annual and interim reporting periods up to June 30, 2016, we had assessed that the likelihood of meeting both contingent events was probable and as a result, recognized the $1.3 million in lease termination liability on our balance sheet as at the end of those reporting periods. In August 2016, final survival results of our AFFINITY trial did not meet the primary endpoint of a statistically significant improvement in overall survival in men with metastatic CRPC. As at September 30, 2016, we had re-assessed that the likelihood of meeting both contingent events is no longer possible due to not achieving the primary endpoint on our AFFINITY trial. Accordingly, no further payments are owing to BMR related to the Lease Termination Agreement.

Change in Control and Severance Agreements

Our officers and certain employees have agreements which provide for payouts in the event that we consummate a change in control. In addition, our officers and certain employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for customary severance compensation. As of March 31, 2017 and 2016, we did not consummate any change in control transaction.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2017.

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

8. RESTRUCTURE

In the three months ended March 31, 2017, we revised our estimates of the restructuring expense and recognized a recovery of $0.1 million. We recorded a restructuring expense of $0.4 million for the three months ended March 31, 2016.

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

In October 2016, we committed to a restructuring of an additional portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we eliminated 14 positions, representing approximately 48% of our workforce. We incurred approximately $1.0 million in restructuring costs, substantially all of which related to severance costs.

In November 2016, we committed to a further reduction in our workforce. We eliminated five positions and incurred approximately $0.7 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

	Original	Revision	Amounts	Accrued at
	estimated	to estimated	settled	March 31,
	costs	costs	to date	2017
Restructuring Costs	$2,206	$(98)	$(2,052)	$56

9. SUBSEQUENT EVENTS

In April 2017, we provided a Letter of Termination to UBC, notifying them that we have discontinued development of OGX-225 resulting in termination of the license agreement related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the OGX-225 patents and patent applications, under all OGX-225-related agreements UBC, are no longer owed and no further payments are due.

On May 3, 2017, we and Achieve entered into Amendment No. 1 to Agreement and Plan of Merger and Reorganization, pursuant to which the parties agreed that the reverse stock split of our common stock to occur prior to the closing of the merger shall not exceed a combination of 20-for-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this document  or in documents incorporated by reference into this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	the timing and completion of our pending merger;
•	our ability to identify a third party to develop apatorsen;
•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	timing and amount of future contractual payments, product revenue and operating expenses;
•	market acceptance of our products and the estimated potential size of these markets; and
•	our anticipated future capital requirements and the terms of any capital financing agreements.

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

As a result of custirsen not meeting the primary endpoint of improving overall survival in three completed phase 3 trials, we have discontinued further development of custirsen. In November 2016, we provided a notice of discontinuance to Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), or Ionis, and a letter of termination to the University of British Columbia, or UBC, notifying those parties that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. All custirsen clinical studies have been completed and all global regulatory agencies notified of trial closures.  All investigational new drug applications, or INDs, with the United States Food and Drug Administration, or FDA, related to custirsen, have been withdrawn.

In January 2017, we also discontinued further development of our pre-clinical product candidate, OGX-225. We provided a notice of discontinuance to Ionis, and a letter of termination to UBC, informing them that we have discontinued development of OGX-225 resulting in termination of the license agreement related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the OGX-225 patents and patent applications, under all OGX-225-related agreements with Ionis and UBC, are no longer owed and no further payments are due .

On January 5, 2017, we and Achieve Life Science, Inc, or Achieve, a privately held specialty pharmaceutical company, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, under which OncoGenex will acquire Achieve in an all-stock transaction. Upon completion of the Merger Agreement, Achieve's stockholders are expected to own 75% of the combined company's outstanding shares and our current equityholders are expected to own the remaining 25% of the combined company's outstanding shares.  Following completion of the merger, OncoGenex Pharmaceuticals, Inc. will be renamed Achieve Life Sciences, Inc.

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

We are currently undertaking efforts to identify a third party to develop and, if approved, commercialize apatorsen, but have not yet identified such a party or set any Milestones. We cannot give any assurance that we will be able to identify and enter into an agreement with a third party to develop and potentially commercialize apatorsen by August 17, 2017, or if we do, that any Milestones will be set or any consideration will ever be received by the post-merger combined company or distributed to the CVR holders. Therefore, our stockholders will not be able to determine the value of the CVRs, if any, at the time they are asked to approve the merger, since the value of the CVRs is contingent upon the occurrence of future events that are not yet known.

We also entered into a letter agreement with Achieve, whereby we would pay, on behalf of Achieve, for transactions costs associated with the merger. In the event that the Merger Agreement is terminated and as a result of such termination we are required to pay to Achieve one or more termination fees, the total amount of termination fees we would owe is reduced by the amount of the transaction costs we would have paid on behalf of Achieve. As of March 31, 2017, we have paid, on behalf of Achieve, a total of $0.2 million in transaction costs associated with the merger.

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

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses six phase 2 clinical studies designed to evaluate whether treatment with apatorsen can lead to improved prognosis and treatment outcomes for cancer patients. Five of these trials have been completed and the remaining ongoing trial completed enrollment in December 2016 with results expected in the second half of 2017.  We currently do not intend to conduct additional pre-clinical or clinical studies with apatorsen and are seeking a collaboration partnership to fund and further develop this product candidate.

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

•

The Spruce™ Trial: The investigator-sponsored, randomized, placebo-controlled phase 2 trial evaluating apatorsen plus carboplatin and pemetrexed therapy compared to carboplatin and pemetrexed therapy in patients with previously untreated advanced non-squamous NSCLC. Patients continued pemetrexed with weekly apatorsen or placebo infusions as maintenance treatment until disease progression if they completed a minimum of 3 cycles of chemotherapy treatment. The aim of the trial is to determine if adding apatorsen to carboplatin and pemetrexed therapy could extend PFS outcome. In January 2016, the primary endpoint data for PFS was reported to have not reached the statistical significance required to demonstrate a benefit (PFS HR= 0.90; 80% CI 0.71-1.14; p=0.557). In the study, higher baseline serum Hsp27 levels were found to be significantly prognostic for indicating an almost 2-fold higher risk of death (HR= 1.98; p=0.0034). A potential benefit was observed in a subgroup of patients with high baseline serum Hsp27 status (~10% of total) when treated with apatorsen (PFS HR= 0.462; 80% CI: 0.193- 1.106). Study follow up with survival results was completed at the end of 2016. The addition of apatorsen to carboplatin and pemetrexed therapy did not demonstrate an overall survival benefit in the study (HR= 1.067; 80% CI: 0.838-1.359). PFS results were presented at ASCO 2016. The study investigators concluded that apatorsen and pemetrexed/carboplatin therapy was well tolerated and showed promising PFS results in the treatment of patients with non-squamous NSCLC who have high baseline Hsp27 status and thus warranted further study in this population. We do not intend to pursue additional trials in non-squamous NSCLC at this time. The study was an investigator-sponsored trial conducted by sites under the Sarah Cannon Research Institute.

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

•

The Pacific™ Trial: The investigator-sponsored, randomized phase 2 trial evaluating apatorsen in men with CRPC who are experiencing a rising PSA while receiving Zytiga® (abiraterone acetate). The aim of the trial was to evaluate if adding apatorsen to Zytiga treatment can reverse or delay treatment resistance by evaluating the PFS rate at a milestone Day 60 assessment. The primary endpoint was the proportion of patients who were progression free (clinical and radiologic) at study day 60. Other secondary endpoints were PSA and objective responses, time to disease progression, circulating tumor cells, or CTCs, and Hsp27 levels. The Pacific trial was an investigator-sponsored trial conducted by the Hoosier Cancer Research Network at sites in Canada and the United State. In February 2017, results were presented at the ASCO 2017 Genitourinary Cancers Symposium. Apatorsen was well tolerated in combination with Zytiga with the median treatment duration of 106 days for apatorsen plus Zytiga compared to 75 days for continuing Zytiga alone. The proportion of patients who were progression free at Day 60 was 33% when apatorsen was added to Zytiga, compared to 17% with Zytiga alone (p=0.17). The median time of PFS was 8.6 weeks for apatorsen treatment, compared to 7.9 weeks for Zytiga. A 50% or greater decline in PSA levels was seen in 6% of patients when apatorsen was added to Zytiga compared to 3% with continuing Zytiga alone. Stable disease or partial response was seen in 20% of patients when apatorsen was added to Zytiga vs 14% with Zytiga alone. For patients with ≥5 CTCs at baseline, 22% vs 11% of patients had a CTC reduction to less than 5 CTCs when apatorsen was added to Zytiga vs Zytiga alone, respectively.

Overview of Safety Results for Company-Sponsored Apatorsen Trials

Phase 2 Borealis-1 Trial

Overall, the incidence of serious adverse events, or SAEs, in the Borealis-1 trial was higher in the apatorsen arms (when combined with gemcitabine and cisplatin) than the placebo arm (placebo: 43%, 600 mg: 53%, 1000 mg: 62%). The only SAEs that were experienced by ≥5% of subjects overall were urinary tract infection (placebo: 3%, 600 mg: 2%, 1000 mg: 13%) and thrombocytopenia (placebo: 3%, 600 mg: 5%, 1000 mg: 7%).

Phase 1 Clinical Trial in Patients with Solid Tumors

Most adverse events, or AEs, during the Phase 1 clinical trial in patients with solid turmors were mild, with Grade 1 (50%) or Grade 2 (37%) in severity. Approximately 12% of all AEs were more severe (Grade 3 or higher). The most frequently reported adverse events in the apatorsen monotherapy arms were infusion-related reactions (62%) and chills (55%). The most frequently reported adverse events in the apatorsen plus docetaxel arms were chills (77%), infusion-related reactions (73%), fatigue (68%), diarrhea (64%), back pain (50%), pruritus (itching) (45%) and nausea (45%). Approximately 52% of these AEs were considered related to apatorsen and reported for 60 of the 64 treated subjects (94%). The most commonly reported apatorsen-related AEs included fatigue (19/64 subjects [30%]), dyspnea (18/64 [28%]), anemia (16/64 [25%]), back pain (14/64 [22%]) and diarrhea (14/74 [22%]). The incidence of laboratory toxicity was determined based on laboratory data. The majority of laboratory toxicities were Grade 1 or Grade 2.

Twenty-nine of the 64 subjects (45%) treated in the apatorsen Phase 1 trial experienced SAEs. The most common SAE was dyspnea, reported in five of 64 subjects (8%); all SAEs of dyspnea were considered not related to apatorsen. Disease progression and febrile neutropenia, each reported in four of 64 subjects (6%), were the second most common SAEs. Febrile neutropenia was reported exclusively among subjects in the 1000 mg apatorsen + docetaxel cohort, and was considered not related to apatorsen in all but one subject. SAEs of disease progression were considered not related to apatorsen in all four subjects. Other SAEs reported in subjects (3%) were blood creatinine increased (possibly related and definitely related to apatorsen, in two subjects receiving 800 mg apatorsen as monotherapy) and hydronephrosis (both considered not related to apatorsen, in one subject each receiving 1000 mg apatorsen as monotherapy or in combination with docetaxel). Other than the increased febrile neutropenia observed in the 1000 mg apatorsen + docetaxel cohort, no other increased frequency in specific SAEs seemed to correlate with increasing apatorsen dosing or with adding docetaxel to the higher apatorsen doses.

Product Candidate Custirsen

In November 2016, we provided a notice of discontinuance to Ionis notifying them that we have discontinued development of custirsen, resulting in termination of all licensing agreements related to custirsen. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the custirsen patents and patent applications, under all custirsen-related agreements with Ionis, including the Ionis settlement agreement, are no longer owed and no further payments are due.

All custirsen clinical studies have been completed and all global regulatory agencies notified of trial closures.  All investigational new drug applications, or INDs, with the United States Food and Drug Administration, or FDA, related to custirsen, have been withdrawn.

Product Candidate OGX-225

In January 2017, we discontinued further development of OGX-225.  We provided a notice of discontinuance to Ionis and a letter of termination to UBC, notifying them that we have discontinued development of OGX-225 resulting in termination of the license agreement related to this product candidate.  We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the OGX-225 patents and patent applications, under all OGX-225-related agreements with Ionis and UBC, are no longer owed and no further payments are due.

Collaboration Revenue

Revenue recognized to date was attributable to the upfront payment we received in the fourth quarter of 2009 pursuant to a Collaboration Agreement with Teva, cash reimbursements from Teva for certain costs incurred by us under the clinical development plan and advanced reimbursement we received from Teva in April 2015. Our policy is to account for these reimbursements as collaboration revenue.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at March 31, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the three months ended March 31, 2017 or 2016.

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

Results of Operations

For the three months ended March 31, 2017 and 2016

Collaboration revenue

Revenue for the three months ended March 31, 2017 decreased to zero from $2.9 million for three months ended March 31, 2016. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen. The decrease in collaboration revenue in 2017 as compared to 2016 was due to the full recognition of the remaining amounts of deferred revenue in 2016.

Research and development expenses

Our research and development expenses for our clinical development programs for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Clinical development programs:
Custirsen	$158	$2,282
Apatorsen	$120	$408
Other research and development	$634	$1,952
Total research and development expenses	$912	$4,642

Research and development expenses for the three months ended March 31, 2017 decreased to $0.9 million from $4.7 million for the three months ended March 31, 2016. The decrease in 2017 as compared to 2016 was due to lower clinical trial costs for the ENSPIRIT and AFFINITY trials as a result of discontinued development of custirsen in the fourth quarter of 2016 and certain apatorsen development activities in the first quarter of 2017and lower consulting and professional fees as a result of the restructuring in the fourth quarter of 2016.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 increased to $2.5 million from $2.3 million for three months ended March 31, 2016. The increase in 2017 as compared to 2016 was due to higher legal fees associated with the pending merger with Achieve announced in January 2017. This was partially offset by lower professional fees and headcount and consulting expenses as a result of the restructuring in the fourth quarter of 2016.

Gain / (loss) on warrants

We recorded a gain of $0.1 million on the revaluation of our outstanding warrants for the three months ended March 31, 2017. We recorded a gain of $0.7 million on revaluation of the warrants for the three months ended March 31, 2016. We revalue the warrants at each balance sheet date to fair value.

Restructuring recovery / (expense)

In the three months ended March 31, 2017, we revised our estimates of the restructuring expense and recognized a recovery of $0.1 million as compared to a restructuring expense of $0.4 million for the three months ended March 31, 2016.

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

In October 2016, we committed to a restructuring of an additional portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we eliminated 14 positions, representing approximately 48% of our workforce. We incurred approximately $1.0 million in restructuring costs, substantially all of which related to severance costs.

In November 2016, we committed to a further reduction in our workforce. We eliminated five positions and incurred approximately $0.7 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

	Original	Revision	Amounts	Accrued at
	estimated	to estimated	settled	March 31,
	costs	costs	to date	2017
Restructuring Costs	$2,206	$(98)	$(2,052)	$56

Liquidity and Capital Resources

We have incurred an accumulated deficit of $200.2 million through March 31, 2017, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations upon completion of the merger with Achieve Life Sciences. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of March 31, 2017, our cash, cash equivalents, and short-term investments decreased to $16.5 million from $25.5 million as of December 31, 2016.

In April 2015, we and Teva terminated our Collaboration Agreement. Pursuant to the Termination Agreement, Teva paid to us, as advanced reimbursement for certain continuing research and development activities related to custirsen, an amount equal to $27.0 million less approximately $3.8 million. We do not expect to receive any additional amounts from Teva.

Pursuant to the Termination Agreement, Teva remains responsible for expenses related to custirsen incurred pursuant to the Collaboration Agreement through December 31, 2014. We   are responsible for all custirsen-related expenses, if any, incurred from and after January 1, 2015. We do not owe Teva any development milestone payments or royalty payments on sales of custirsen, if any. As a result of the termination of the Collaboration Agreement, other than the advanced reimbursement for certain continuing research and development activities related to custirsen already received by us, and any amounts paid to us from the hold-back by Teva, if any, we will not receive any future cash reimbursements from Teva for certain costs incurred by us in connection with the clinical development of custirsen. We fully utilized the $23.2 million in advance reimbursement for custirsen-related development costs between January 1, 2015 and September 30, 2016.

In February 2016, we committed to a plan to reduce operating expenses, which included a workforce reduction of 11 employees, representing approximately 27% of our employees prior to the reduction. We incurred approximately $0.4 million in expenses as a result of the workforce reduction, substantially all of which were severance costs.

In October 2016, we committed to a restructuring of an additional portion of our workforce in order to preserve our resources as we determine future strategic plans. As part of this restructuring, we eliminated 14 positions, representing approximately 48% of our workforce. We incurred approximately $1.0 million in restructuring costs, substantially all of which related to severance costs and an asset impairment charge of $0.2 million related to manufacturing equipment.

In November 2016, we committed to a further reduction in our workforce. We eliminated five positions and incurred approximately $0.7 million in expenses as a result of the workforce reduction, substantially all of which were severance costs. The workforce reduction was substantially completed in the fourth quarter of 2016.

Cash Flows

Cash Used by Operations

For the three months ended March 31, 2017, net cash used in operating activities was $9.0 million compared to $9.1 million for the three months ended March 31, 2016. The decrease in cash used in operations in 2017 as compared to 2016 was primarily attributable to a decrease in clinical trial costs associated with reduced clinical development activities and a decrease in operating activities as a result of the restructure and workforce reduction announced in the fourth quarter of 2016. This was partially offset by higher legal fees associated with the pending merger with Achieve announced in January 2017.

Cash Used by Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities was $19,000 compared to zero for the three months ended March 31, 2016. Net cash used by financing activities in the three months ended March 31, 2017 was the result of taxes paid related to net share settlement of equity awards. There were no financing activities in the three months ended March 31, 2016.

Cash Provided by Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities was $9.5 million compared to net cash used in investing activities of $6.3 million for the three months ended March 31, 2016. Net cash provided in investing activities for the three months ended March 31, 2017 and net cash used by investing activities for the three months ended March 31, 2016 was due to transactions involving short-term investments in the normal course of business.

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

Our future capital requirements will depend on many factors, including:

•	the timing of completion of the pending merger with Achieve;
•	whether we modify our development program for apatorsen, including terminating and starting new trials;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize apatorsen on terms that are acceptable to us;
•	the scope and results of our clinical trials;
•	our ability to forecast the cost of our ongoing development activities;
•	whether we experience delays in our development program of apatorsen, or experience slower-than-anticipated product development or rate of events;
•	conducting studies required to obtain regulatory approvals for apatorsen from regulatory agencies;
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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2017.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2017	2016
Total Assets	$17,903	$27,470
Total Liabilities	2,012	8,504
Total Equity	15,891	18,966

The decrease in assets at March 31, 2017 compared to December 31, 2016 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The decrease in liabilities at March 31, 2017 compared to December 31, 2016 were primarily due to lower clinical trial accruals for the ENSPIRIT and AFFINITY trials as a result of discontinued development of custirsen in the fourth quarter of 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017. Since December 31, 2016, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2017, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.1 million in the fair value of our investments as of March 31, 2017.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended March 31, 2017.

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

During the quarter ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred and will continue to incur significant transaction costs in connection with the merger. We estimate that we will incur aggregate direct transaction costs of approximately $2.9 million associated with the merger and $0.5 million that we may pay on behalf of Achieve, as well as additional costs associated with the commencement of the combined company’s operation as a public company, which cannot be estimated accurately at this time.

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

To date, we have financed our operations primarily through the sale of our equity securities and from payments we received pursuant to the Collaboration Agreement with Teva. In April 2015, our Collaboration Agreement with Teva was terminated, and we will not receive any future payments from Teva. We believe that our existing capital resources and interest on such resources will be sufficient to meet our current operating requirements for at least the next 12 months. However, if the timeline to complete the recently announced merger takes longer than anticipated or is not completed, we change our development plans or elect to further develop apatorsen, cannot find third-party collaborators to fund further development of apatorsen, our trials proceed slower or take longer than expected to complete, we acquire rights to new product candidates, do not successfully defend litigation or engage in commercialization and product launch activities, we will need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including, without limitation:

•	the timing of completion of the pending merger with Achieve;
•	whether we modify our development program for apatorsen, including terminating and starting new trials;
•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize apatorsen on terms that are acceptable to us, or at all;
•	the scope and results of our clinical trials;
•	our ability to forecast the cost of our ongoing development activities;
•	whether we experience delays in our development program of apatorsen, or experience slower-than-anticipated product development or rate of events;
•	conducting studies required to obtain regulatory approvals for apatorsen from regulatory agencies;
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

Adverse events have been reported for patients in all of the clinical trials evaluating apatorsen, and serious adverse events were reported for approximately half the patients in a Phase 1 clinical trial evaluating apatorsen in patients with solid tumors. Since patients in our clinical trials have advanced stages of cancer, we expect that additional adverse events, including serious adverse events, will occur.

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

Item 6.	Exhibits

Exhibit Number	Description

2.1

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated May 3, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: May 15, 2017	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: May 15, 2017	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated May 3, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.

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