Form 10-Q
period 2017-06-30
ONCOGENEX PHARMACEUTICALS, INC.
filed 2017-07-31
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.001 par value	30,104,495

OncoGenex Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OncoGenex Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents [note 4]	$13,916	$15,233
Short-term investments [note 4]	—	10,230
Interest receivable	—	32
Amounts receivable	241	478
Prepaid expenses	307	954
Total current assets	14,464	26,927
Restricted cash [note 4 and note 7]	272	272
Property and equipment, net	129	258
Other assets	13	13
Total assets	$14,878	$27,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233	$2,121
Accrued liabilities other	1,056	2,442
Accrued clinical liabilities	50	3,415
Accrued compensation	254	188
Current portion of long-term obligations [note 7]	46	57
Warrant liability [note 4 and note 5 [f]]	114	232
Total current liabilities	1,753	8,455
Long-term obligations, less current portion [note 7]	22	49
Total liabilities	1,775	8,504
Commitments and contingencies [note 7]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,138,488 and 30,059,514 issued at June 30, 2017 and December 31, 2016, respectively, and 30,104,495 and 30,025,521 outstanding at June 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	213,662	213,239
Accumulated deficit	(203,230)	(196,942)
Accumulated other comprehensive income	2,641	2,640
Total stockholders' equity	13,103	18,966
Total liabilities and stockholders' equity	14,878	27,470

See accompanying notes.

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
COLLABORATION REVENUE [note 3]	$—	$2,122	$—	$5,062
EXPENSES
Research and development	777	4,662	1,689	9,304
General and administrative	2,321	2,475	4,853	4,774
Restructuring costs (recovery) [note 8]	(9)	(8)	(107)	423
Litigation settlement [note 7]	—	1,375	—	1,375
Total operating expenses	3,089	8,504	6,435	15,876
OTHER INCOME (EXPENSE)
Interest income	23	61	50	109
Other	3	(35)	1	(25)
Gain (loss) on warrants	66	(533)	118	134
Total other income	92	(507)	169	218
Net loss	$(2,997)	$(6,889)	$(6,266)	$(10,596)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	—	4	1	18
Total other comprehensive income	—	4	1	18
Comprehensive loss	$(2,997)	$(6,885)	$(6,265)	$(10,578)
Basic and diluted net loss per common share	$(0.10)	$(0.23)	$(0.21)	$(0.35)
Shares used in computation of basic and diluted net loss per common share	30,026,743	29,932,930	30,083,776	29,880,277

See accompanying notes

OncoGenex Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net loss	$(6,266)	$(10,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 4 and note 5 [f]]	(118)	(134)
Depreciation	130	103
Stock-based compensation [note 5 [c] and note 5 [d]]	423	1,387
Restructuring gain [note 8]	(107)	—
Changes in operating assets and liabilities:
Interest receivable	32	64
Amounts receivable	237	(293)
Prepaid expenses and other assets	647	714
Accounts payable	(1,888)	(784)
Accrued liabilities other	(1,279)	(19)
Accrued clinical liabilities	(3,365)	(2,263)
Accrued compensation	66	61
Accrued litigation settlement [note 7]	—	1,375
Lease obligation	(38)	(16)
Deferred collaboration revenue [note 3]	—	(5,040)
Net cash used in operating activities	(11,526)	(15,441)
Financing Activities:
Taxes paid related to net share settlement of equity awards	(22)	—
Net cash used in financing activities	(22)	—
Investing Activities:
Purchase of investments	(4)	(29,111)
Proceeds from sale of investments	—	—
Proceeds from maturities of investments	10,234	20,858
Purchase of property and equipment	(1)	(35)
Net cash provided by (used in) investing activities	10,229	(8,288)
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash and cash equivalents	(1,317)	(23,729)
Cash and cash equivalents at beginning of period	15,233	34,310
Cash and cash equivalents at end of period	$13,916	$10,581

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

On January 5, 2017, we and Achieve entered into the Merger Agreement, pursuant to which Ash Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ours will merge with and into Achieve, or the First Merger, with Achieve becoming a wholly owned subsidiary of ours and the surviving company of the First Merger, or the Initial Surviving Corporation. Promptly following the First Merger, the Initial Surviving Corporation will merge with and into Ash Acquisition Sub 2, Inc., or Merger Sub 2, a Delaware corporation and a wholly owned subsidiary of ours, with Merger Sub 2 continuing as the surviving entity as a direct wholly owned subsidiary of ours. The two mergers taken together, are intended to qualify as a “reorganization” within the meaning of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended. The surviving company is expected to be renamed Achieve Life Sciences, Inc. and is referred to herein as the “combined company.” The Special Meeting date to vote on the merger has been set for August 1, 2017.

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

At the effective time of the First Merger, our Board of Directors is expected to consist of seven members, three of whom will be designated by us and four of whom will be designated by Achieve. We are expected to designate Scott Cormack, Stewart Parker and Martin Mattingly. Achieve is expected to designate Richard Stewart, Anthony Clarke, Donald Joseph and Jay Moyes. Additionally, at the effective time of the First Merger, Rick Stewart, the current Chairman of Achieve, is expected to be the Chairman and Chief Executive Officer of the combined company; Anthony Clarke, the current Chief Scientific Officer of Achieve, is expected to be the Chief Scientific Officer of the combined company; and John Bencich, our Chief Financial Officer and Cindy Jacobs, our Chief Medical Officer, are expected to continue to serve the combined company in their respective roles.

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

We expect to issue contingent value rights, or each, a CVR and collectively, the CVRs, on July 31, 2017 to our existing stockholders as of July 27, 2017. One CVR will be issued for each share of our common stock outstanding as of the record date for such issuance. Each CVR will be a non-transferable right to potentially receive certain cash, equity or other consideration received by the combined company in the event the combined company receives any such consideration during the five-year period after consummation of the First Merger as a result of the achievement of certain clinical milestones, regulatory milestones, sales-based milestones and/or up-front payment milestones relating to our product candidate apatorsen, or the Milestones, upon the terms and subject to the conditions set forth in a contingent value rights agreement to be entered into between us, Achieve and an as of yet unidentified third party, as rights agent, or the CVR Agreement. The aggregate consideration to be distributed to the holders of the CVRs, if any, will be equal to 80% of the consideration received by the combined company as a result of the achievement of the Milestones less certain agreed to offsets, as determined pursuant to the CVR Agreement. Under the CVR Agreement, for a period of six months beginning in February 2017, we will use certain defined efforts to enter into an agreement with a third party regarding the development and/or commercialization of apatorsen. At the expiration of this six-month period, if a third party has not entered into a term sheet for the development or commercialization of apatorsen, the combined company will no longer be contractually required to pursue an agreement regarding apatorsen and no consideration will be payable to the holders of CVRs.

We also entered into a letter agreement with Achieve, whereby we would pay, on behalf of Achieve, for transaction and other costs associated with the merger. In the event that the Merger Agreement is terminated and as a result of such termination we are required to pay to Achieve one or more termination fees, the total amount of termination fees we would owe is reduced by the amount of the transaction and other costs we would have paid on behalf of Achieve. As of June 30, 2017, we have paid, on behalf of Achieve, a total of $0.4 million in transaction and other costs associated with the merger.

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

Warrants

As of June 30, 2017, we recorded a $0.1 million warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash	$822	$—	$—	$822
Money market securities (cash equivalents)	13,094	—	—	13,094
Restricted cash (Note 7)	272	—	—	272
Total assets	$14,188	$—	$—	$14,188
Liabilities
Warrants	$—	$—	$114	$114

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2017. During the six months ended June 30, 2017, we did not issue any common stock warrants that were classified as liabilities (in thousands):

	Liability at		Unrealized	Liability at
	December 31,	Issuance of	Gain on	June 30,
	2016	Warrants	warrants	2017
Warrant liability	$232	$—	$(118)	$114

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2017	Cost	Gains	Losses	Fair Value
Cash	$822	$—	$—	$822
Money market securities	13,094	—	—	13,094
Total cash and cash equivalents	$13,916	$—	$—	$13,916
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2017 and 2016.

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

Equity Award Issuances and Settlements

During the six months ended June 30, 2017, we issued no shares of common stock to satisfy stock option exercises and 118,986 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common stock to satisfy stock option exercises and 196,732 shares of common stock to satisfy restricted stock unit settlements, respectively, during the six months ended June 30, 2016.

[c]	Stock options

2010 Performance Incentive Plan

As of June 30, 2017, we had reserved, pursuant to various plans, 3,493,244 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,095,890 were reserved for options currently outstanding, 115,906 were reserved for restricted stock units currently outstanding and 2,281,448 were available for future equity grants.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2016	1,378,805	$8.62
Expired	(265,239)	8.80
Forfeited	(17,676)	3.72
Balance, June 30, 2017	1,095,890	$8.57

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions. No stock options were granted during the six months ended June 30, 2017. For the six months ended June 30, 2016, the weighted-average assumptions used in the Black-Scholes option-pricing model are noted in the following table:

Six Months Ended
June 30,
2016
Risk-free interest rates	1.51%
Expected dividend yield	0%
Expected life	5.3 years
Expected volatility	71.88%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$78	$462	$148	$684
General and administrative	$134	457	275	703
Total stock-based compensation	$212	$919	$423	$1,387

As of June 30, 2017 and December 31, 2016, the total unrecognized compensation expense related to stock options granted was $0.3 million and $0.6 million respectively, which is expected to be recognized as expense over a period of approximately 1.0 year from June 30, 2017.

For the three and six months ended June 30, 2017, a total of 4.9 million shares, consisting of  3.7 million warrants, 1.1 million options and 0.1 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2016, a total of 7.1 million shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2017, we recorded a compensation expense of $0.1 million and $0.1 million, respectively, related to these awards, compared to $0.4 million and $0.6 million of compensation expense for the three and six months ended June 30, 2016, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2017:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2016	253,221	$4.56
Vested	(118,986)	5.43
Forfeited or expired	(18,329)	3.70
Balance, June 30, 2017	115,906	$3.74

As of June 30, 2017, we had approximately $0.6 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.0 year.

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

The following is a summary of outstanding warrants to purchase common stock at June 30, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	239,234	2.40	October 2020

No warrants were exercised during the six months ended June 30, 2017 or 2016.  The Series A-1 Warrants issued in the April 2015 financing are classified as equity. The Series A and Series B warrants issued in the July 2014 financing are classified as liabilities. The estimated fair value of warrants issued and classified as liabilities is reassessed at each reporting date using the Black-Scholes option pricing model.

	As of
	June 30,
Series A and Series B Warrant Valuation Assumptions	2017	2016
Risk-free interest rates	1.38%	0.71%
Expected dividend yield	0%	0%
Expected life	2.00 years	3.00 years
Expected volatility	104.85%	91.64%

6. RELATED PARTY TRANSACTION

In January 2016, Scott Cormack, our Chief Executive Officer, married Michelle Griffin, a consultant to us.  For the three and six months ended June 30, 2017, we paid Ms. Griffin approximately $0.1 million and $0.1 million, respectively, for consulting services pursuant to a consulting agreement entered into in 2013 and amended thereafter. In addition, pursuant to the consulting agreement with Ms. Griffin, as at June 30, 2017, we had an accrued termination liability of approximately $0.4 million.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease	$238	$238	$—	$—	$—
Vancouver office operating lease	$119	$95	$24	$—	$—
UBC license maintenance fees	$28	$5	$9	$9	$5
Leased equipment	$13	$13	$—	$—	$—
Total	$398	$351	$33	$9	$5

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

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2018. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2018 so long as we provide three months prior written notice to the landlord.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2017	95
2018	24
Total	$119

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

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2017	143
2018	95
Total	$238

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for the three and six months ended June 30, 2017 was $0.1 million and $0.3 million, respectively. Consolidated rent and operating expense for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively.

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

Change in Control and Severance Agreements

Our officers and certain employees have agreements which provide for payouts in the event that we consummate a change in control. In addition, our officers and certain employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for customary severance compensation. As of June 30, 2017 and 2016, we did not consummate any change in control transaction.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2017.

We have certain agreements with certain organizations with which we do business that contain indemnification provisions pursuant to which we typically agrees to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for or expenses related to indemnification issues for any period presented.

8. RESTRUCTURE

In the three and six months ended June 30, 2017, we revised our estimates of the restructuring expense and recognized a recovery of $9,000 and $0.1 million, respectively. We recorded a restructuring recovery of $8,000 and an expense of $0.4 million for the three and six months ended June 30, 2016, respectively.

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

	Original	Revision	Amounts	Accrued at
	estimated	to estimated	settled	June 30,
	costs	costs	to date	2017
Restructuring Costs	$2,206	$(107)	$(2,071)	$28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending Merger Agreement with Achieve

On January 5, 2017, we and Achieve entered into the Merger Agreement, pursuant to which Ash Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ours will merge with and into Achieve, or the First Merger, with Achieve becoming a wholly owned subsidiary of ours and the surviving company of the First Merger, or the Initial Surviving Corporation. Promptly following the First Merger, the Initial Surviving Corporation will merge with and into Ash Acquisition Sub 2, Inc., or Merger Sub 2, a Delaware corporation and a wholly owned subsidiary of ours, with Merger Sub 2 continuing as the surviving entity as a direct wholly owned subsidiary of ours. The two mergers taken together, are intended to qualify as a “reorganization” within the meaning of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended. The surviving company is expected to be renamed Achieve Life Sciences, Inc. and is referred to herein as the “combined company.” The Special Meeting date to vote on the merger has been set for August 1, 2017.

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

At the effective time of the First Merger, our Board of Directors is expected to consist of seven members, three of whom will be designated by us and four of whom will be designated by Achieve. We are expected to designate Scott Cormack, Stewart Parker and Martin Mattingly. Achieve is expected to designate Richard Stewart, Anthony Clarke, Donald Joseph and Jay Moyes. Additionally, at the effective time of the First Merger, Rick Stewart, the current Chairman of Achieve, is expected to be the Chairman and Chief Executive Officer of the combined company; Anthony Clarke, the current Chief Scientific Officer of Achieve, is expected to be the Chief Scientific Officer of the combined company; and John Bencich, our Chief Financial Officer and Cindy Jacobs, our Chief Medical Officer, are expected to continue to serve the combined company in their respective roles.

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

We expect to issue contingent value rights, or each, a CVR and collectively, the CVRs, on July 31, 2017 to our existing stockholders as of July 27, 2017. One CVR will be issued for each share of our common stock outstanding as of the record date for such issuance. Each CVR will be a non-transferable right to potentially receive certain cash, equity or other consideration received by the combined company in the event the combined company receives any such consideration during the five-year period after consummation of the First Merger as a result of the achievement of certain clinical milestones, regulatory milestones, sales-based milestones and/or up-front payment milestones relating to our product candidate apatorsen, or the Milestones, upon the terms and subject to the conditions set forth in a contingent value rights agreement to be entered into between us, Achieve and an as of yet unidentified third party, as rights agent, or the CVR Agreement. The aggregate consideration to be distributed to the holders of the CVRs, if any, will be equal to 80% of the consideration received by the combined company as a result of the achievement of the Milestones less certain agreed to offsets, as determined pursuant to the CVR Agreement. Under the CVR Agreement, for a period of six months beginning in February 2017, we will use certain defined efforts to enter into an agreement with a third party regarding the development and/or commercialization of apatorsen. At the expiration of this six-month period, if a third party has not entered into a term sheet for the development or commercialization of apatorsen, the combined company will no longer be contractually required to pursue an agreement regarding apatorsen and no consideration will be payable to the holders of CVRs.

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

We also entered into a letter agreement with Achieve, whereby we would pay, on behalf of Achieve, for transaction and other costs associated with the merger. In the event that the Merger Agreement is terminated and as a result of such termination we are required to pay to Achieve one or more termination fees, the total amount of termination fees we would owe is reduced by the amount of the transaction and other costs we would have paid on behalf of Achieve. As of June 30, 2017, we have paid, on behalf of Achieve, a total of $0.4 million in transaction and other costs associated with the merger.

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

In 2013, we initiated the ORCA (Ongoing Studies Evaluating Treatment Resistance in CAncer) program which encompasses six phase 2 clinical studies designed to evaluate whether treatment with apatorsen can lead to improved prognosis and treatment outcomes for cancer patients. All six of these trials have been completed.  We currently do not intend to conduct additional pre-clinical or clinical studies with apatorsen and are seeking a collaboration partnership to fund and further develop this product candidate.

The six phase 2 apatorsen clinical trials that have been completed under the ORCA program are described below.

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

•

The Spruce-2™ Trial (formerly referred to as the Cedar Trial): The investigator-sponsored, randomized phase 2 trial evaluating apatorsen plus gemcitabine and carboplatin therapy or gemcitabine and carboplatin therapy alone in patients with previously untreated advanced squamous non-small cell lung cancer, or NSCLC. Patients also continued weekly apatorsen infusions as maintenance treatment after chemotherapy until disease progression. The aim of the trial was to determine if adding apatorsen to gemcitabine and carboplatin therapy can extend progression free survival, or PFS, outcome. Additional analyses include tumor response rates, overall survival, safety, and health-related quality of life, as well as to determine the effect of Hsp27 levels on clinical outcomes, explore potential biomarkers that may help predict response to treatment and survival outcomes in patients who were at increased risk for poor outcomes. The trial was initiated in July 2014 and completed enrollment in December 2016. During the conduct of the trial, two amendments were submitted: one that reduced the apatorsen dose to 400mg and the second that reduced patient enrollment to ~90 patients. The trial did not meet the primary endpoint for improved progression free survival or the secondary endpoint for improved survival in patients receiving apatorsen plus gemcitabine and carboplatin compared to gemcitabine and carboplatin alone.  Final results have not yet been presented or published. The trial was an investigator-sponsored trial conducted and funded primarily by the UK National Cancer Research Network and the UK Experimental Cancer Medicine Network.

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

Warrant liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at June 30, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	2,779,933	4.00	July 2019
(2) Series B Warrants issued in July 2014 financing	670,269	4.00	July 2019

No warrants were exercised during the six months ended June 30, 2017 or 2016.

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

Results of Operations

For the three and six months ended June 30, 2017 and 2016

Collaboration revenue

Revenue for the three and six months ended June 30, 2017 decreased to zero from $2.1 million and $5.1 million for the three and six months ended June 30, 2016, respectively. The advanced reimbursement payment made by Teva, as part of the Termination Agreement, was deferred and recognized as collaboration revenue on a dollar for dollar basis as costs were incurred as part of the continuing research and development activities related to custirsen. The decrease in collaboration revenue in 2017 as compared to 2016 was due to the full recognition of the remaining amounts of deferred revenue in 2016.

Research and development expenses

Our research and development expenses for our clinical development programs for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Clinical development programs:
Custirsen	$72	$2,374	$230	$4,656
Apatorsen	$144	$496	$264	$904
Other research and development	$561	$1,792	$1,195	$3,744
Total research and development expenses	$777	$4,662	$1,689	$9,304

Research and development expenses for the three and six months ended June 30, 2017 decreased to $0.8 million and $1.7 million, respectively, from $4.7 million and $9.3 million for the three and six months ended June 30, 2016, respectively. The decrease in 2017 as compared to 2016 was due to lower clinical trial costs for the ENSPIRIT and AFFINITY trials as a result of discontinued development of custirsen in the fourth quarter of 2016, reduced apatorsen development activities in the first quarter of 2017 and lower consulting and professional fees as a result of the restructuring in the fourth quarter of 2016.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2017 decreased to $2.3 million and increased to $4.9 million, respectively, from $2.5 million and $4.8 million for the three and six months ended June 30, 2016, respectively. The decrease in 2017 as compared to 2016 was due to lower professional fees, headcount and consulting expenses as a result of the restructuring in the fourth quarter of 2016. This was partially offset by higher legal fees associated with the pending merger with Achieve announced in January 2017.

Gain / (loss) on warrants

We recorded a gain of $0.1 million and $0.1 million on the revaluation of our outstanding warrants for the three and six months ended June 30, 2017, respectively. We recorded a loss of $0.5 million and a gain of $0.1 million on revaluation of the warrants for the three and six months ended June 30, 2016, respectively. We revalue the warrants at each balance sheet date to fair value.

Restructuring recovery / (expense)

In the three and six months ended June 30, 2017, we revised our estimates of the restructuring expense and recognized a recovery of $9,000 and $0.1 million, respectively, as compared to a restructuring recovery of $8,000 and an expense of $0.4 million, for the three and six months ended June 30, 2016, respectively.

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

	Original	Revision	Amounts	Accrued at
	estimated	to estimated	settled	June 30,
	costs	costs	to date	2017
Restructuring Costs	$2,206	$(107)	$(2,071)	$28

Liquidity and Capital Resources

We have incurred an accumulated deficit of $203.2 million through June 30, 2017, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations upon completion of the merger with Achieve Life Sciences. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever.

Our operations to date have been primarily funded through the sale of our equity securities and payments received from Teva. As of June 30, 2017, our cash, cash equivalents, and short-term investments decreased to $13.9 million from $25.5 million as of December 31, 2016.

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

Cash Flows

Cash Used by Operations

For the six months ended June 30, 2017, net cash used in operating activities was $11.5 million compared to net cash used by operations of $15.4 million for the six months ended June 30, 2016. The decrease in cash used in operations in 2017 as compared to 2016 was primarily attributable to a decrease in clinical trial costs associated with reduced clinical development activities and a decrease in operating activities as a result of the restructure and workforce reduction announced in the fourth quarter of 2016. This was partially offset by higher legal fees associated with the pending merger with Achieve announced in January 2017.

Cash Used by Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $22,000 compared to zero for the six months ended June 30, 2016. Net cash used by financing activities in the six months ended June 30, 2017 was the result of taxes paid related to net share settlement of equity awards. There were no financing activities in the six months ended June 30, 2016.

Cash Provided by Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities was $10.2 million compared to net cash used in investing activities of $8.3 million for the six months ended June 30, 2016. Net cash provided in investing activities for the six months ended June 30, 2017 and net cash used by investing activities for the six months ended June 30, 2016 was due to transactions involving short-term investments in the normal course of business.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2017.

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

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2017	2016
Total Assets	$14,878	$27,470
Total Liabilities	1,775	8,504
Total Equity	13,103	18,966

The decrease in assets at June 30, 2017 compared to December 31, 2016 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The decrease in liabilities at June 30, 2017 compared to December 31, 2016 were primarily due to lower clinical trial accruals for the ENSPIRIT and AFFINITY trials as a result of discontinued development of custirsen in the fourth quarter of 2016.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $0.1 million in the fair value of our investments as of June 30, 2017.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, OncoGenex Technologies, denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended June 30, 2017.

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

During the quarter ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The consummation of the proposed merger between us and Achieve is subject to a number of closing conditions, including the approval by our stockholders and other customary closing conditions. The Special Meeting date to vote on the merger has been set for August 1, 2017. However, there can be no assurance that the proposed merger will be consummated on the desired timeframe, or at all.

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

As a result of the custirsen phase 3 trial results and the reductions in our workforce, we have only 11 employees remaining. If we are unable to retain the remaining employees, our ability to consummate the pending merger may be delayed or seriously jeopardized.

On February, October and November 2016, we announced workforce reductions, which have reduced the headcount to 11 remaining employees. Our cash conservation activities may yield unintended consequences, such as attrition beyond the planned reductions in workforce and reduced employee morale, which may cause the remaining 11 employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain the remaining employees is critical to our ability to effectively manage our resources and to consummate the pending merger. Additional attrition could have a material adverse effect on our business, including delaying the completion of wind down activities related to our custirsen clinical trials and related operations and increasing the time and funds required. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

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

We conducted seven randomized phase 2 clinical trials evaluating apatorsen in several cancer indications.  All but one of the phase 2 clinical trials for apatorsen failed to meet their pre-defined clinical endpoints. Completing additional clinical trials will be required to establish the safety and efficacy of this product candidate. We currently do not have sufficient capital to conduct additional clinical trials for apatorsen without a strategic partner, raising additional funds or completing a strategic transaction committed to the development of apatorsen. We are currently undertaking efforts to identify a third party to develop and, if approved, commercialize apatorsen. If we identify such a third party by August 17, 2017 and our pending acquisition is completed, our stockholders will receive contingent value rights, or CVRs, to receive 80% of the consideration, less certain offsets, received by the combined company during the five-year period after the completion of the merger as a result of the achievement of certain clinical milestones, regulatory milestones, sales-based milestones and/or up-front payment milestones relating to apatorsen. We cannot give any assurance that we will be able to identify and enter into an agreement with a third party to develop and potentially commercialize apatorsen by August 17, 2017, or if we do, that any consideration will ever be received by the combined company or distributed to our stockholders. If we are unable to enter into an agreement with a third party regarding the development of apatorsen by August 17, 2017, the development of apatorsen may be delayed or terminated.

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

We are currently undertaking efforts to identify and enter into an agreement with a third party to fund and undertake the development and potential commercialization of apatorsen. If we are not able to do so by August 17, 2017 and the pending merger is completed, the CVRs will be terminated and the CVR holders will not realize any value from the CVRs.

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

Undesirable side effects caused by apatorsen could cause us or regulatory authorities to amend, interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by regulatory agencies for any or all targeted indications or decrease the competitive opportunity of apatorsen which may decrease sales potential. This, in turn, could prevent commercialization of apatorsen and generating revenue from its sale. In addition, if apatorsen receives marketing approval and we or others later identify undesirable side effects caused by the product:

•	any ongoing clinical trial may be terminated and further product development ceased;
•	regulatory authorities may withdraw their approval of apatorsen;
•	apatorsen may be recalled, or a change in the way it is administered may be required, additional clinical trials may be required or a change in the labeling of apatorsen may be necessary;
•	apatorsen may become less competitive and sales may decrease; and
•	our reputation may suffer.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by regulatory agencies, which regulations differ from country to country. We are not permitted to market our product candidate in the United States until we receive approval of an application for market approval from regulatory agencies. We have not submitted an application for or received marketing approval for apatorsen. Obtaining approval of an application for market approval can be a lengthy, expensive and uncertain process. In addition, failure to comply with regulatory agencies’ requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

2.1

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated July 19, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc. (Incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2017)

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

ONCOGENEX PHARMACEUTICALS, INC.

Date: July 31, 2017	By:	/s/ Scott Cormack
Scott Cormack
President and Chief Executive Officer

Date: July 31, 2017	By:	/s/ John Bencich
John Bencich
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated July 19, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.  (Incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2017)

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