Form 10-K
period 2017-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2018-03-01
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-80623

Achieve Life Sciences, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 W. Broadway, Suite 400, Vancouver, British Columbia, V6H 4B1

(Address of principal executive offices, including zip code)

(604) 736-3678

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $10,680,134. As of March 1, 2018, 12,747,932 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017, is incorporated by reference into Part III of this Annual Report on Form 10-K

Achieve Life Sciences, Inc.

PART I

References in this Form 10-K to “Achieve Life Sciences,” “Achieve,” the “Company,” “we,” “us” or “our” refer to Achieve Life Sciences, Inc. and its wholly owned subsidiaries. The information in this Annual Report on Form 10-K contains certain forward-looking statements, including statements related to clinical trials, regulatory approvals, markets for our products, new product development, capital requirements and trends in our business that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisine for smoking cessation. Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately six million deaths annually worldwide.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name TabexTM. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

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

In late June 2017, we filed our Investigational New Drug, or IND, application for cytisine with the United States Food and Drug Administration, or FDA, which included National Center for Complementary and Integrative Health, or NCCIH, sponsored non-clinical studies. The IND was accepted in late July 2017.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisine in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisine in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisine in 36 healthy volunteer smokers aged 18-65 years when administered over the standard 25-day course of treatment. Preliminary results on 24 smokers were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisine. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Half (6/12) of the subjects on the 1.5mg arm and 67% (8/12) of the subjects on the 3.0mg arm achieved abstinence on day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study.

In December 2017, we submitted a meeting request to hold a pre-Phase 3 meeting with the FDA to review our Phase 3 program and overall development plans for cytisine. We received confirmation from the FDA for a meeting date in the second quarter of 2018. We intend to commence a Phase 3 clinical program in mid-2018, subject to FDA guidance and the availability of capital. In addition to the Phase 3 program, we expect to run additional supportive clinical studies including, but not limited to urinary excretion of cytisine, renal impairment and QT interval prolongation studies as well as supportive New Drug Application, or NDA, non-clinical chronic toxicity and carcinogenicity studies.

While third party trials of cytisine have been conducted that may inform future Company-sponsored clinical trials, we have not yet conducted any large scale company-sponsored clinical trials for cytisine in the United States or any other jurisdiction.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisine either directly or via strategic collaborations.

Recent Corporate History

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 8,210,118 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, and as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 2, 2017 and our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

The financial results account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the years ended December 31, 2016 and December 31, 2015 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $10.6 million, $1.2 million and $0.8 million for years end December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $12.7 million, cash and cash equivalents balance of $5.3 million and a positive working capital balance of $3.7 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisine and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations, from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

The accompanying financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The financial results do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Product Candidate Overview

Our product candidate, cytisine, is a naturally occurring plant-based alkyloid from the seeds of the Laburnum anagyroides plant. Cytisine is a smoking cessation aid that interacts with nicotine receptors in the brain and is believed to help reduce the severity of nicotine withdrawal symptoms and the reward and satisfaction associated with smoking.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by a third party for over 20 years under the brand name TabexTM. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014.

Apatorsen

In August 2017, we discontinued further development of apatorsen. We provided a notice of discontinuance to our former development partners for apatorsen, Ionis Pharmaceuticals, Inc., or Ionis, and a letter of termination to the University of British Columbia, or UBC, notifying them that we have discontinued development of apatorsen resulting in termination of all licensing agreements related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the apatorsen patents and patent applications, under all apatorsen related agreements with Ionis and UBC, are no longer owed and no further payments are due.

OUR PRODUCT CANDIDATE - CYTISINE

Overview of Cytisine

Our product candidate, cytisine, is a naturally occurring plant-based alkyloid from the seeds of the Laburnum anagyroides plant. Cytisine is a smoking cessation aid that interacts with nicotine receptors in the brain and is believed to help reduce the severity of nicotine withdrawal symptoms and the reward and satisfaction associated with smoking.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by a third party for over 20 years under the brand name TabexTM. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014. TabexTM is currently marketed in a number of countries in Central and Eastern Europe, as well as in other geographic regions, as Over-the-Counter drug, or OTC.

Cytisine Mechanism of Action

Cytisine is a partial agonist that binds with high affinity to the alpha-4 beta-2, or a4b2, nicotinic acetylcholine receptors in the brain. Through dual-acting partial agonist/partial antagonist activity, cytisine is believed to help reduce nicotine cravings, withdrawal symptoms and reward and satisfaction associated with smoking. The a4b2 nicotinic receptor is a well-understood target in addiction. When nicotine binds to this receptor, it causes dopamine to be released in the mid brain, reinforcing the dopamine reward system. This receptor has been implicated in the development and maintenance of nicotine dependence. Cytisine is believed to act as a partial agonist at the a4b2 nicotinic receptor, preventing nicotine from binding and releasing dopamine.

Cytisine Opportunity

We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisine outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam. We intend to develop and commercialize cytisine in the United States and intend thereafter to target other markets outside of Sopharma’s territory, such as Western Europe, Japan, Australasia, Southeast Asia and Latin and South America.

We are developing cytisine as an aid to smoking cessation and nicotine dependence to address the limitations of both prescription drugs and OTC products. We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a safe and effective smoking cessation treatment. Increasingly constrained healthcare budgets have focused government attention on drug pricing, which we believe cytisine can address by serving as a cost-effective alternative to existing treatments, with the potential for better efficacy than nicotine replacement therapies, or NRTs, and a potentially superior side effect profile than existing prescription smoking cessation products. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisine in the United States and subsequently to other countries outside of Sopharma’s territory.

We have met with the United States Food and Drug Administration, or FDA, and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisine. The FDA requested results from non-clinical studies, additional human pharmacokinetic studies and adequate demonstration of safety and efficacy from randomized, placebo-controlled, Phase 3 clinical trials.

The non-clinical studies requested by the FDA have been sponsored and completed by the National Center for Complementary and Integrative Health, or NCCIH, division of the U.S. National Institutes of Health, in addition to the National Cancer Institute. In July 2017, we filed our Investigational New Drug, or IND, application for cytisine with the FDA, which included NCCIH sponsored non-clinical studies. The IND was accepted in late July 2017.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisine in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisine in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisine in 36 healthy volunteer smokers aged 18-65 years when administered over the standard 25-day course of treatment. Preliminary results on 24 smokers were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisine. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Half (6/12) of the subjects on the 1.5mg arm and 67% (8/12) of the subjects on the 3.0mg arm achieved abstinence on day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study.

In December 2017, we initiated a number of in vitro drug to drug interaction studies of cytisine and expect data from these studies to be available in the first half of 2018. Also in December 2017, we submitted a meeting request to hold a pre-Phase 3 meeting with the FDA to review our Phase 3 program and overall development plans for cytisine. We received confirmation from the FDA for a meeting date in the second quarter of 2018. We intend to commence a Phase 3 clinical program in mid-2018, subject to FDA guidance and the availability of capital. In addition to the Phase 3 program, we expect to run additional supportive clinical studies including, but not limited to urine excretion, renal impairment and QT interval prolongation studies as well as supportive NDA non-clinical chronic toxicity and carcinogenicity studies.

While third party trials of cytisine have been conducted that may inform future Company-sponsored clinical trials, we have not yet conducted any large scale company-sponsored clinical trials for cytisine in the United States or any other jurisdiction.

Cytisine Clinical Trials

Cytisine has been tested in two large, randomized Phase 3 clinical trials conducted according to Good Clinical Practice, or GCP, in more than 2,000 participants. The objective was to evaluate the efficacy and safety of cytisine according to current clinical development standards.

TASC Trial

The Tabex Smoking Cessation, or TASC, trial, was sponsored by the UK Centre for Tobacco Control Studies and evaluated cytisine versus placebo in 740 primarily moderate-to-heavy smokers treated for 25 days in a single center in Warsaw, Poland. The primary outcome measure was sustained, biochemically verified smoking abstinence for 12 months after the end of treatment. The TASC trial was conceived by Professor Robert West (Department of Epidemiology and Public Health, University College London) and was funded by the a grant from the National Prevention Research Initiative, including contributions from Cancer Research UK, Medical Research Council, United Kingdom Department of Health and others. We, through our partner Sopharma, provided the study drug used in this trial.

The results of the TASC trial were published in the New England Journal of Medicine in September 2011. The rate of sustained 12-month abstinence was 8.4% in the cytisine arm as compared with 2.4% in the placebo group (p=0.001). These results showed that cytisine was 3.4 times more likely than a placebo to help participants stop smoking and remain non-smokers for one year. The rate of sustained 6-month abstinence was 10.0% in the cytisine arm as compared with 3.5% in the placebo group (p<0.001). Cytisine was well tolerated with a slight but significant increase in combined gastrointestinal adverse events (upper abdominal pain, nausea, dyspepsia and dry mouth; cytisine 51/370 (13.8%) and placebo 30/370 (8.1%). The safety profile of cytisine was similar to that of a placebo with no other significant differences in the rate of side effects in the two trial arms.

A summary of adverse events reported in 10 or more subjects in the TASC trial is included in the table below.

TASC - Adverse Events Reported by 10 or More Study Participants(1)

Event	Cytisine (N=370)	Placebo (N=370)
percent (number)
Any gastrointestinal event	13.8% (51)	8.1% (30)
Upper abdominal pain	3.8 (14)	3.0 (11)
Nausea	3.8 (14)	2.7 (10)
Dyspepsia	2.4 (9)	1.1 (4)
Dry mouth	2.2 (8)	0.5 (2)
Any psychiatric event	4.6% (17)	3.2% (12)
Dizziness	2.2 (8)	1.1 (4)
Somnolence	1.6 (6)	1.1 (4)
Any nervous system event	2.7% (10)	2.4% (9)
Headache	1.9 (7)	2.2 (8)
Skin and subcutaneous tissue	1.6% (6)	1.4% (5)

(1)

The incidence of events was analyzed according to the Medical Dictionary for Regulatory Activities System Organ Class, or SOC, categorization and preferred terms. Participants who reported more than one event in a system category were counted only once for the category. SOC categories for other events (those reported by fewer than 10 participants) were as follows: general (five events within cytisine and five with placebo), cardiac (four with cytisine and two with placebo), musculoskeletal and connective tissue (three with cytisine and three with placebo), infections (one with placebo), immune system (one with placebo) and metabolism and nutrition (one with placebo).

CASCAID Trial

The second Phase 3 trial, the Cytisine As a Smoking Cessation Aid, or CASCAID, non-inferiority trial, was an open-label trial that randomized 1,310 adult daily smokers. Patients were randomized to receive either cytisine for 25 days or NRT for 8 weeks. Both treatment groups were offered low intensity telephone behavioral support during trial treatment. The primary outcome measure was continuous self-reported abstinence from smoking one month after quit date. The CASCAID trial was conducted by the Health Research Council of New Zealand. We, through our partner Sopharma, provided the cytisine in form of commercial TabexTM used in this trial.

The results of the CASCAID trial, which were published in the New England Journal of Medicine  in December 2014, showed that cytisine was superior to NRT for smoking cessation and, specifically, that cytisine was 1.43 times more likely than nicotine gums or patches to help participants stop smoking and remain non-smokers for six months. The rate of continuous one-month abstinence was 40% in the cytisine arm as compared with 31% in the NRT arm (p<0.001). A secondary outcome included the rate of continuous six-month abstinence which was 22% in the cytisine arm as compared with 15% in the NRT arm (p=0.002). Cytisine was generally well tolerated, although self-reported adverse events were slightly higher in the cytisine arm compared with the NRT arm. The most frequent adverse events for cytisine were nausea and vomiting (30/665 (4.6%)) and sleep disorders (28/665 (4.2%)). Reports of these same adverse events in the NRT arm were as follows: nausea and vomiting (2/655 (0.3%)) and sleep disorders (2/655 (0.3%)).

A summary of adverse events reported in subjects in the CASCAID trial is included in the table below.

CASCAID - Summary of All-Cause Adverse Events

Event	Cytisine (N=655)	NRT (N=655)
percent (number)
Participants with any adverse event no. (%)	31% (204)	20% (134)
Adverse events — no.
Any	44% (288)	27% (174)
In those who complied with treatment(1)	25 (161)	17 (113)
In those who did not comply with treatment	19 (127)	9 (61)
Participants with serious adverse event — no. (%)	7% (45)	39 (6%)
Serious adverse events — no.(2)(3)	9% (56)	7 (45)

Deaths[4]	0.2 (1)	0.2 (1)
Life-threatening events	0	0.2 (1)[5]
Hospitalizations	3 (18)	3 (18)
Otherwise medically important events	6 (37)	4 (25)
Severity of all adverse events — no.(4)
Mild	21% (139)	12% (78)
Moderate	17 (111)	12 (77)
Severe	6 (38)	3 (19)
Most frequent adverse events — no.(5)
Nausea and vomiting	5% (30)	0.3% (2)
Sleep disorders	4 (28)	0.3 (2)
(1)

In the cytisine group, compliance was defined as having taken 80% or more of the required number of tablets within 1 month after the quit date (i.e., 80 or more tablets). In the NRT group, compliance was defined as having used NRT at 1 week and 1 month after the quit date. It was assumed that participants with missing data were not compliant.

(2)

A serious event was defined as death, a life-threatening event, an event requiring hospitalization, or otherwise medically important event (i.e., the event does not belong in any of the other categories but may jeopardize the patient and may require medical or surgical intervention to prevent the occurrence of one or more other serious events).

(3)	The categories are mutually exclusive.
(4)	The severity of events was not medically verified.
(5)

The list of most frequent adverse events excludes signs and symptoms of cold and influenza. Adverse events were categorized in accordance with the International Statistical Classification of Diseases and Related Health Problems , Tenth Revision (ICD-10), Australian Modification.

Safety Reporting

As cytisine has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisine including over 15 million cases. The most recent periodic safety update report, PSUR, submitted to the European authorities by Sopharma in 2016 did not contain new safety signals with cytisine.

OVERVIEW OF MARKET AND TREATMENT

Overview of the Tobacco Epidemic

The NIH and the World Health Organization, or WHO, estimated in January 2017 that approximately 1.1 billion people globally are smokers and that 6 million people die annually from diseases related to tobacco use including 600,000 from passive smoke. This figure is projected to grow to 8 million by 2030. Tobacco use is estimated to cause 12% of deaths among persons aged 30 years and over worldwide, including deaths from cancer, diabetes, cardiovascular disease and lung diseases such as tuberculosis and lower respiratory tract infections. According to the American Cancer Society, smoking is a direct cause of approximately 80% of lung cancer deaths and is linked to 30% of all cancers.

The U.S. Centers for Disease Control, or CDC, estimate that in 2015 approximately 15.1% of all U.S. adults (36.5 million people) were cigarette smokers. Smoking remains the single largest preventable cause of death worldwide and in the United States.

CDC estimates that the annual cost of smoking related illnesses in the United States is more than $300 billion annually in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Smoking causes cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease, or COPD, which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis.

Tobacco smoking is highly addictive and research suggests that nicotine may be as addictive as heroin, cocaine or alcohol.  The CDC estimates that more people are addicted to nicotine than any other drug and report that nearly 70% of smokers desire to quit and 55% make a quit attempt each year. Despite the high number of attempts, only about 4% to 7% of people are successful in their quit attempt each year.

The Global Smoking Cessation Market

Coherent Market Insights Report “Smoking Cessation and Nicotine De-addiction Products Market, 2016-2017” estimated that global revenues for smoking cessation and nicotine de-addiction products in 2016 was approximately $12.8 billion including NRT, e-cigarettes and drug therapy. In 2017, in the U.S. alone, sales for NRT and drug therapy were estimated to be $3.8 billion and is expected to grow to $5.7 billion by 2024.

Two prescription oral treatments for smoking cessation are currently available in the United States: Chantix® (varenicline) marketed by Pfizer and Zyban ® (bupropion) marketed by GlaxoSmithKline (as well as generic manufacturers). Both of these prescription treatments have been proven effective in aiding smoking cessation, however, both are also associated with significant side effects. Chantix’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence and vomiting may be experienced by Chantix-treated patients compared to placebo-treated patients, and Zyban’s labeling discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures.

The vast majority of OTC smoking cessation aids are NRTs. NRTs come in many forms, including gums, lozenges and patches, and although they are marketed at a lower price point, they have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline (Chantix) with a number of NRTs and found that varenicline appeared to be more effective than the NRTs.

LICENSE & SUPPLY AGREEMENTS

Sopharma AD

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

On July 28, 2017, we and Sopharma entered into the amended and restated Sopharma Supply Agreement. Pursuant to the amended and restated Sopharma Supply Agreement, we will exclusively purchase all of our cytisine from Sopharma, Sopharma agrees to exclusively supply all such cytisine requested by us, for territories as detailed in the licensing agreement, and we extended the term to 2037. In addition, we will have full access to the cytisine supply chain and Sopharma will manufacture sufficient cytisine to meet a forecast for a specified demand of cytisine for the five years commencing shortly after the commencement of the agreement, with the forecast to be updated regularly thereafter. We and Sopharma may terminate the Sopharma Supply Agreement in the event of the other party’s material breach or bankruptcy or insolvency.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. To date, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

Summary of Milestone Obligations by Product Candidate

The following table sets forth the milestones that we may be required to pay to third parties under the license agreements described above. As described above, we will also be required to pay certain revenue-based royalties with respect to our product candidate.

Milestone Obligations to Third Parties	Amount Payable
University of Bristol	Up to $4,837,500 (1)

(1)	Payable in connection with specific financing, development and commercialization milestones.

GOVERNMENT REGULATIONS

We are heavily regulated in most of the countries in which we operate In the United States, the principal regulating authority is the FDA. The FDA regulates the safety and efficacy of product candidates and research, quality, manufacturing processes, product approval and promotion, advertising and product labeling. In the EU, the European Medicines Agency, or EMA, and national regulatory agencies regulate the scientific evaluation, supervision and safety monitoring of product candidates, and over-see the procedures for approval of drugs for the EU and European Economic Area countries. In Japan, the Pharmaceuticals and Medical Devices Agency is involved in a wide range of regulatory activities, including clinical trials, approvals, post-marketing reviews and pharmaceutical safety. Similar regulations exist in most other countries, and in many countries the government also regulates prices. Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority, such as the FDA or EMA, before they begin to conduct their application review process and/or issue their final approval.

United States

We intend to focus initially on clinical development of cytisine in the United States. It is anticipated that cytisine tablets would receive a minimum five years of data exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.

Before a new pharmaceutical product may be marketed in the United States, the FDA must approve an NDA, for a new drug. The steps required before the FDA will approve an NDA generally include non-clinical studies followed by multiple stages of clinical trials conducted by the trial sponsor; sponsor submission of the NDA application to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured.

As a condition of product approval, the FDA may require a sponsor to conduct post-marketing clinical trials, known as Phase 4 trials, and surveillance programs to monitor the effect of the approved product. The FDA may limit further marketing of a product based on the results of these post-market trials and programs. Any modifications to a drug, including new indications or changes to labeling or manufacturing processes or facilities, may require the submission and approval of a new or supplemental NDA before the modification can be implemented, which may require that we generate additional data or conduct additional non-clinical studies and clinical trials. Our ongoing manufacture and distribution of drugs is subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the product, and adherence to current Good Manufacturing Practices, or cGMPs, which regulate all aspects of the manufacturing process. We are also subject to numerous regulatory requirements relating to the advertising and promotion of drugs, including, but not limited to, standards and regulations for direct-to-consumer advertising. Failure to comply with the applicable regulatory requirements governing the manufacture and marketing of our products may subject us to administrative or judicial sanctions, including warning letters, product recalls or seizures, injunctions, fines, civil penalties and/or criminal prosecution.

Sales and Marketing. The marketing practices of U.S. pharmaceutical companies are generally subject to various federal and state healthcare laws that are intended to prevent fraud and abuse in the healthcare industry and protect the integrity of government healthcare programs. These laws include anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a biopharmaceutical or medical device company from soliciting, offering, receiving or paying any remuneration to generate business, including the purchase or prescription of a particular product. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to any particular industry practices, including the marketing practices of pharmaceutical and medical device companies. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions and/or exclusion from federal health care programs (including Medicare and Medicaid). The U.S. federal government and various states have also enacted laws to regulate the sales and marketing practices of pharmaceutical or medical device companies. These laws and regulations generally limit financial interactions between manufacturers and health care providers; require disclosure to the federal or state government and public of such interactions; and/or require the adoption of compliance standards or programs. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to penalties under the pertinent laws and regulations.

Pricing and Reimbursement. Pricing for our pharmaceutical products will depend in part on government regulation. We will likely be required to offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid Drug Rebate Program, the “federal ceiling price” drug pricing program, the 340B drug pricing program and the Medicare Part D Program. We will also be required to report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

In the United States, Medicaid currently covers all smoking cessation products including Chantix and Zyban. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Section 2502 of the Patient Protection and Affordable Care Act, or ACA, specifies that tobacco cessation medications will be removed from the list of optional medications and required for inclusion in states’ prescription drug benefit. On May 2, 2014 the Department of Health and Human Services, or HHS, provided guidance into insurance coverage policy that health plans would be in compliance if they cover, among other items, screening for tobacco use, individual, group and phone counseling, all FDA approved tobacco cessation medications (both prescription and OTC) when prescribed by a healthcare provider, at least two quit attempts per year, four sessions of counseling and 90 days of treatment, with no cost sharing (co-pay) required.

Government and private third-party payers routinely seek to manage utilization and control the costs of our products. For example, the majority of states use preferred drug lists to restrict access to certain pharmaceutical products under Medicaid. Given certain states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments.

Healthcare Reform. The U.S. and state governments continue to propose and pass legislation designed to regulate the healthcare industry. In March 2010, the U.S. Congress enacted the ACA, which included changes that significantly affected the pharmaceutical industry, such as:

•	increasing drug rebates paid to state Medicaid programs under the Medicaid Drug Rebate Program for brand name and generic prescription drugs and extending those rebates to Medicaid managed care;

•

Requiring pharmaceutical manufacturers to provide discounts on brand name prescription drugs sold to Medicare beneficiaries whose prescription drug costs cause the beneficiaries to be subject to the Medicare Part D coverage gap; and

•	Imposing an annual fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid.

The ACA includes provisions designed to increase the number of Americans covered by health insurance. Specifically, since 2014, the ACA has required most individuals to maintain health insurance coverage or potentially to pay a penalty for noncompliance and has offered states the option of expanding Medicaid coverage to additional individuals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Adoption of other new legislation at the federal or state level could further affect demand for, or pricing of, our products.

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Health Care Reform Law and we expect that additional state and federal healthcare measures under the Trump administration will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures. Currently, the Health Care Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and prescription drugs for smoking cessation, but not OTC treatments. If these provisions are repealed, in whole or in part, our business, financial condition or results of operations could be negatively affected.

Anti-Corruption. The Foreign Corrupt Practices Act of 1977, as amended, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

Outside the United States

We expect to encounter similar regulatory and legislative issues in most other countries in which we seek to develop and commercialize cytisine.

New Drug Approvals and Pharmacovigilance. In the EU, the approval of new drugs may be achieved using the Mutual Recognition Procedure, the Decentralized Procedure or the EU Centralized Procedure. These procedures apply in the EU member states, plus the EEA countries, Norway, Iceland and Liechtenstein. The use of these procedures generally provides a more rapid and consistent approval process across the EU and EEA than was the case when the approval processes were operating independently within each country.

In 2012, new pharmacovigilance legislation came into force in the EU. Key changes include the establishment of a new Pharmacovigilance Risk Assessment Committee within the EMA, with responsibility for reviewing and making recommendations on product safety issues for the EU authorities. It also introduces the possibility for regulators to require pharmaceutical companies to conduct post-authorization efficacy studies at the time of approval, or at any time afterwards in light of scientific developments. There are also additional requirements regarding adverse drug reaction reporting and additional monitoring of products. Outside developed markets such as the EU and Japan, pharmacovigilance requirements vary and are typically less extensive.

The United Kingdom, or UK, is currently a member state of the EU. However, the UK has signaled its intention to withdraw from the EU, which is commonly known as BREXIT. Following BREXIT, if it occurs, the UK would no longer be a member state within the EU. Since a significant portion of the regulatory framework in the UK is derived from the regulations of the EU, BREXIT could materially change the regulatory framework applicable to the approval of our product candidates and other aspects of our business in the UK, such as the pricing and importation of prescription products. However, at this time it is not known what new regulatory framework will be in place to govern the review and approval of new medicines in the UK. Further, the EMA is currently located in the UK. It is possible that BREXIT will result in a relocation of the EMA or disruption to the EMA’s review process.

Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority (i.e., similar to the authority of the FDA or the EMA) before they begin to conduct their application review process and/or issue their final approval. Many authorities also require local clinical data in the country’s population in order to receive final marketing approval. These requirements delay marketing authorization in those countries relative to the United States and Europe.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

For the years ended December 31, 2017, 2016 and 2015, our expenditures for research and development activities were $3.1 million, $0.3 million and $0.1 million, respectively. Such research and development expenses primarily related to the advancement of our product candidate cytisine.

MANUFACTURING

We do not own or operate manufacturing facilities for the production of cytisine, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on Sopharma as supplier and contract manufacturer for all of our required raw materials, active pharmaceutical ingredients and finished product candidates for our clinical trials. Other than the Sopharma relationship, we do not have any current contractual arrangements for the manufacture of clinical or commercial supplies of cytisine. We currently employ internal resources and third-party consultants to manage our clinical manufacturing activities.

Sopharma sources cytisine from the Laburnum anagyroides plant, a shrub or small tree native to, and widely distributed throughout, Bulgaria, south Central Europe and the northwestern Balkan Peninsula. The seed pods are harvested from the shrubs and dried. Sopharma currently has planted approximately 225 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 150 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to five years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Seeds are harvested annually, dried and stored for processing into cytisine.  Laburnum seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisine. Sopharma is stockpiling Laburnum seeds to meet the projected demand from us upon commercial launch.

The active pharmaceutical ingredient, or API, manufacturing process utilizes a series of techniques including milling, solvent extraction, filtration and purification. Critical control steps and manufacturing intermediates have been identified and are controlled by internally developed specifications and methods to ensure a consistent and reproducible process. The highly purified cytisine is dried, sieved and packed for storage until further processing into drug product. The cytisine API manufacturing process has been developed and refined over many years of manufacture by Sopharma, which has significant expertise in manufacturing cytisine.

Sopharma manufactures cytisine API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency.

SALES AND MARKETING

Our commercial strategy may include the use of strategic partners, distributors, a contract sale force or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives. We intend to seek partners in territories where we have no commercial experience and intend to directly market in niche markets where a small cost-effective commercial capability can generate direct revenues.

INTELLECTUAL PROPERTY

The U.S. Supreme Court has held that certain claims to naturally-occurring substances are not patentable. Cytisine is a naturally-occurring product and is therefore not patentable in the United States.  Furthermore, cytisine has been in use in other parts of the world for decades, and is not susceptible to patenting in its current form.

Our development and commercialization of cytisine is protected by our exclusive supply agreement with Sopharma and Sopharma’s proprietary technology, experience and expertise in cytisine extraction. In addition, we intend to utilize market exclusivity laws including those under the Hatch-Waxman Act in the United States and exclusivity under Directive 2004/27/EC in the EU.

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the UK and in major market countries that we consider important to the development of our business worldwide. As of December 31, 2017, we had a portfolio of two international PCT applications of six priority patent applications pending in the UK. This portfolio includes method of use, formulation and composition of matter patents on cytisine and derivatives thereof.

We intend to make further international patent submissions, including in the United States, all of which will take patent filing priority dates from the UK applications referred to above. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under “Risk Factors—Risks Related to Our Intellectual Property.”

In addition to patent protection, we rely on trade secrets, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business.  We also seek to protect our intellectual property in part by entering into confidentiality agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them.

COMPETITION

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to smoking cessation and other product candidates that it may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer, GlaxoSmithKline, Merck, Novartis, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, 22nd Century Group, Quit4Good, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm and others. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

Prescription Treatments

To our knowledge, two oral prescription drugs for smoking cessation are currently available in the United States – Chantix and Zyban. Both have been proven effective in aiding smoking cessation, however, each is associated with a number of adverse effects.

We believe that cytisine may have similar efficacy to Chantix with potential fewer adverse events and could be more cost-effective to patients. A Cochrane Group independent database review of nicotine receptor partial agonists published in 2016, or the Cochrane Report, compared cytisine with Chantix and found no apparent difference in efficacy between cytisine and Chantix, in that the database review found that the risk ratio for cytisine and Chantix was in the same order of magnitude. In addition, it should be noted that only two studies were used to calculate the risk ratio for cytisine versus 27 trials for varenicline, and that evidence for varenicline was considered of high and moderate quality while the evidence for cytisine was considered low quality. However, a head-to-head comparative trial of these two treatments has not been performed. Furthermore, a report by the National Institute of Health Research in the United Kingdom comparing Chantix and cytisine concluded that cytisine appears to be more clinically effective and cost effective than varenicline (Chantix) based on expected costs and quality-adjusted life-year, or QALY, values.

The Cochrane Report researchers searched for randomized controlled trials testing varenicline, cytisine or dianicline, finding 39 studies of varenicline compared to placebo, bupropion or nicotine patches. The Cochrane Report researchers also found four trials of cytisine, one of which compared it to nicotine replacement therapy. The Cochrane Report also included one trial of dianicline, which is no longer in development, and so not available to use as a smoking cessation aid. To be included, trials had to report quit rates at least six months from the start of treatment. The Cochrane Report preferred the strictest available definition of quitting, and focused on results which had been biochemically confirmed by testing blood or bodily fluids. The Cochrane Report researchers conducted full searches up to May 2015, although several key trials published after that date were also included. The first cytisine trial included in the Cochrane Report was conducted in 1971. Since there are only two phase 3 studies with cytisine, the researchers that conducted the meta analysis included in the Cochrane report determined that their meta analysis was of poor quality.

Over-the-Counter Treatments

The most common OTC treatments bought in pharmacies for smoking cessation in the United States and worldwide are NRTs such as nicotine patches, nicotine gums and nicotine lozenges. Each of these products delivers nicotine to the body although they generally do so at different rates and to different parts of the body than does a traditional cigarette. As concluded by the authors of several published clinical trials conducted by others, these therapies are generally less effective than prescription treatments. Recognized brands include Niquitin ® , Nicotinell ® , Nicorette ® and Nicoderm ® . Depending on the duration of treatment, the average cost of certain OTC smoking cessation treatments can exceed prescription treatments.

Pharmaceutical companies, including larger companies in the industry, who have extensive expertise in pre-clinical and clinical testing and in obtaining regulatory approvals for products, may develop other OTC treatments for smoking cessation. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

EMPLOYEES

As of December 31, 2017, we had a total of 13 employees, of whom five were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eight were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications.

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

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2017, 2016 and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 400 – 1001 W. Broadway Vancouver, B.C. V6H 4B1, and our telephone number is (604) 736-3678.

In August 2017, our company, then named OncoGenex Pharmaceuticals, Inc., completed its merger, or the Arrangement, with Achieve, as contemplated by the Merger Agreement between the companies. We then changed our name to Achieve Life Sciences, Inc. As a result of the Arrangement, Achieve became our wholly owned subsidiary. Achieve was formed in 2015 as a Delaware corporation and has one direct wholly-owned subsidiary, Extab Corporation, a Delaware corporation, which was formed in 2009. Extab Corporation in turn has one direct wholly-owned subsidiary, Achieve Pharma UK Limited, a United Kingdom company, which was formed in 2009. As used in this Annual Report on Form 10-K, the term “OncoGenex” refers to our business prior to August 1, 2017.

AVAILABLE INFORMATION

We maintain a website at http://www.achievelifesciences.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Any information we filed with the SEC may be accessed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Related to Our Financial Condition and Capital Requirements

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisine and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisine, and may be required to suspend development of cytisine. Our actual capital requirements will depend on numerous factors, including:

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

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

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

Recently enacted comprehensive tax reform bills could increase our tax burden and adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

In addition, beginning in 2022, the newly enacted tax legislation will require research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over us on matters subject to stockholder approval.

Our principal stockholders and their affiliates currently beneficially own approximately 53.1% of our outstanding voting stock. Therefore, these stockholders have the ability, and may continue to have the ability, to influence us through this ownership position. These stockholders are able to determine some or all matters involving us that require stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This control may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

The use or misuse of cytisine in clinical trials and the sale of cytisine if marketing approval is obtained, exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product. There is a risk that cytisine may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. During the course of treatment, patients may suffer adverse events for reasons that may be related to cytisine. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market cytisine, if any, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to cytisine, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals cytisine receives or maintains. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Health Care Reform Law and we expect that additional state and federal healthcare measures under the Trump administration will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisine, or additional pricing pressures. Currently, the Health Care Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and prescription drugs for smoking cessation, but not over-the-counter treatments. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the ability of us or our partners to develop cytisine and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	our ability or our partners to obtain regulatory approvals for cytisine or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

We have business offices located in Seattle, Washington and Vancouver, British Columbia.

Our lease agreement for office space in Bothell, Washington commenced on February 15, 2015 and had a three-year term with one three-year renewal option. Pursuant to this lease, we rented approximately 13,771 square feet of office space. The annual rent was approximately $0.3 million. We did not exercise our renewal option under the lease agreement and the lease expires on April 30, 2018.

On December 11, 2017, we entered into a lease agreement for office space in Seattle, Washington, which commenced on March 1, 2018, and will expire at the end of the month on the third anniversary of the lease. Pursuant to this lease, we rent approximately 3,187 square feet of office space. The annual rent is approximately $0.1 million.

We lease approximately 4,857 square feet in Vancouver, British Columbia, currently at an annual rent of approximately CND $0.1 million, which lease expires on September 30, 2018.

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

Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. In connection with a corporate transaction and name change, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI”, effective August 21, 2008. Following the completion of the Arrangement discussed elsewhere in this Annual Report on Form 10-K, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “ACHV”, effective August 2, 2017.

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2018, there were approximately 53 stockholders of record and there were approximately 8,232 beneficial stockholders of our common stock. The high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated are as follows:

Achieve Life Sciences, Inc.	HIGH	LOW

YEAR ENDED DECEMBER 31, 2016:

First quarter	$13.53	$5.01
Second quarter	15.62	7.48
Third quarter	11.33	5.06
Fourth quarter	7.72	3.64

YEAR ENDED DECEMBER 31, 2017:

First quarter	$10.18	$4.73
Second quarter	5.06	3.61
Third quarter	6.27	2.03
Fourth quarter	3.85	1.15

(1)	All amounts reported herein are presented on a post-one-for-eleven reverse stock split basis.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K. No purchases of equity securities during the year ended December 31, 2017 were made by us or on our behalf and we did not sell any unregistered securities during such year.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings. The graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. An investment of $100 (with reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable year) is assumed to have been made in our common stock and in each of the indexes on December 31, 2012 and its relative performance is tracked through December 31, 2017.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17

Achieve Life Sciences, Inc.	100.00	63.57	17.45	9.22	3.81	0.93
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Pharmaceutical	100.00	170.57	221.26	229.97	182.33	210.44

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2017, 2016 and 2015 and consolidated balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements balance sheet data as of December 31, 2015 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

In connection with the Arrangement, Achieve was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of OncoGenex were recorded, as of the effective time of the Arrangement, at their respective fair values and added to those of Achieve. The results of the operations and balance sheet data for the year ended December 31, 2017 reflect the results of only Achieve for the time period of January 1, 2017 through August 1, 2017 and the results of the combined company from August 2, 2017 through December 31, 2017. The historical results of operations and balance sheet data shown for years ended December 31, 2016 and 2015 reflect only those of Achieve prior to the Arrangement, and do not reflect the results of OncoGenex. The historical results presented are not necessarily indicative of future results.

	December 31,
	2017	2016	2015
	(in thousands except share and per share amounts)
Statements of Loss Data:
Total expenses	$6,632	$1,714	$1,223
Net loss	$(10,583)	$(1,234)	$(828)
Basic and diluted loss per common share	$(2.21)	$(58.13)	$(39.00)
Shares used in calculation of net loss per share
Basic and diluted	4,794,421	21,230	21,230

	December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,284	$15	$67
Total assets	$9,892	$3,807	$4,078
Current liabilities	$2,013	$3,073	$1,611
Total liabilities	$2,013	$3,197	$2,238
Additional paid-in capital	$20,556	$2,667	$2,667
Accumulated deficit	$(12,694)	$(2,062)	$(828)
Stockholders’ equity	$7,879	$610	$1,840

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K . We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	our ability to continue as a going concern, our anticipated future capital requirements and the terms of any capital financing agreements;
•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisine for smoking cessation. Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately six million deaths annually worldwide.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name TabexTM. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

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

In late June 2017, we filed our Investigational New Drug, or IND, application for cytisine with the FDA, which included NCCIH sponsored non-clinical studies. The IND was accepted in late July 2017.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisine in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisine in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisine in 36 healthy volunteer smokers aged 18-65 years when administered over the standard 25-day course of treatment. Preliminary results on 24 smokers were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisine. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Half (6/12) of the subjects on the 1.5mg arm and 67% (8/12) of the subjects on the 3.0mg arm achieved abstinence on day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study.

In December 2017, we submitted a meeting request to hold a pre-Phase 3 meeting with the FDA to review our Phase 3 program and overall development plans for cytisine. We received confirmation from the FDA for a meeting date in the second quarter of 2018. We intend to commence a Phase 3 clinical program in mid-2018, subject to FDA guidance and the availability of capital. In addition to the Phase 3 program, we expect to run additional supportive clinical studies including, but not limited to urine excretion, renal impairment and QT interval prolongation studies as well as supportive New Drug Application, or NDA, non-clinical chronic toxicity and carcinogenicity studies.

While third party trials of cytisine have been conducted that may inform future Company-sponsored clinical trials, we have not yet conducted any large scale company-sponsored clinical trials for cytisine in the United States or any other jurisdiction.

We previously were developing apatorsen, of which we discontinued further development in August 2017. We provided a notice of discontinuance to our former development partners for apatorsen, Ionis Pharmaceuticals, Inc., or Ionis, and a letter of termination to the University of British Columbia, or UBC, notifying them that we have discontinued development of apatorsen resulting in termination of all licensing agreements related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the apatorsen patents and patent applications, under all apatorsen related agreements with Ionis and UBC, are no longer owed and no further payments are due.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisine either directly or via strategic collaborations.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $10.6 million for the year ended December 31, 2017, and $1.2 million for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $12.7 million, cash and cash equivalents balance of $5.3 million and a positive working capital balance of $3.7 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisine and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

The accompanying financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The financial results do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Recent Corporate History

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 8,210,118 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, and as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 2, 2017 and our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

These consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the years ended December 31, 2016 and December 31, 2015 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

In connection with the Arrangement, OncoGenex issued contingent value rights, or CVRs, on July 31, 2017 to their existing stockholders as of July 27, 2017. One CVR was issued for each share of their common stock outstanding as of the record date for such issuance.  The CVRs expired on August 17, 2017. A recovery of $0.2 million was recognized on our Consolidated Statements of Loss and Comprehensive Loss.

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisine, as well as a granted patent in several European countries related to new oral dosage forms of cytisine providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, we have paid Sopharma $10 pursuant to the Sopharma License Agreement.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. To date, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

Successful development of cytisine is highly uncertain and may not result in an approved product. We cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever. We anticipate we will make determinations as to which markets, and therefore, which regulatory approvals, to pursue and how much funding to direct toward achieving regulatory approval in each market on an ongoing basis in response to our ability to enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance our various programs.

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at December 31, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	252,721	44.00	July 2019
(2) Series B Warrants issued in July 2014 financing	60,933	44.00	July 2019

No warrants classified as liabilities were exercised during the years ended December 31, 2017 or 2016.

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

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Clinical development programs:
Cytisine	$1,590	$286	$107
Other research and development	1,511	—	—
Total research and development expenses	$3,101	$286	$107

Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $3.1 million, $0.3 million and $0.1 million, respectively. The increase in 2017 as compared to 2016 was due to increased research and development activity for our cytisine clinical development program, including the costs associated with filing the IND application, initiating and completing the food effects trial, initiating the repeat dose pharmacokinetics trial and initiating toxicology studies and increased employee expenses and higher facilities costs resulting from the reverse merger of OncoGenex. The increase in research and development expenses in 2016 as compared to 2015 was primarily related to increased activity in connection with coordinating regulatory and clinical development activities with the FDA, European Medicines Agency, or EMA, and the National Institute of Health, or NIH, and non-clinical updates.

General and Administrative Expenses

G&A expenses for the years ended December 31, 2017, 2016 and 2015 were $3.5 million, $1.4 million and $1.1 million, respectively. The increase in 2017 as compared to 2016 was due to increase in employee headcount, consulting fees, legal fees and professional fees as a result of the closing of the Arrangement and the integration of OncoGenex with our operations. The increase in general and administrative expenses in 2016 as compared to 2015 was primarily related to the fact that the company was incorporated in May 2015 and did not operate for a full year during the period ended December 31, 2015

Gain / (loss) on warrants

We recorded a gain on the revaluation of our outstanding warrants for the year ended December 31, 2017 of $0.1 million, which is included on our consolidated statement of loss as a gain on warrants. We revalue the warrants at each balance sheet date to fair value. For the years ended December 31, 2016 and 2015 we did not have any outstanding warrants.

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

Liquidity and Capital Resources

We have incurred an accumulated deficit of $12.7 million through December 31, 2017, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2017, we had a cash and cash equivalents balance of $5.3 million and a positive working capital balance of $3.7 million.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through the closing of the Arrangement and equity financing. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

From September 14, 2017 through March 1, 2018, we offered and sold 1,673,778 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 328,947 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.4 million. As of March 1, 2018 shares of our common stock having an aggregate value of approximately $7.6 million remained available for sale under this offering program.

Cash Flows

Operating Activities

For the years ended December 31, 2017, 2016 and 2015, net cash used in operating activities was $9.1 million, $0.2 million, and $0.4 million, respectively. The increase in cash used in operations in 2017 as compared to 2016 was primarily attributable to increased personnel and facilities assumed in the Arrangement, increased research and development expenses for our cytisine development program and cash used to reduce liabilities assumed in the Arrangement. The decrease in cash used in operating activities in 2016 as compared to 2015 was primarily attributable to increases in accrued liabilities and accrued compensation during the year ended December 31, 2016.

Financing Activities

For the years ended December 31, 2017, 2016 and 2015 net cash provided by financing activities was $2.0 million, $0.2 million and $2.4 million, respectively Net cash provided by financing activities for the year ended December 31, 2017 relates to proceeds received from our purchase agreement with LPC. Net cash provided by financing activities for the year ended December 31, 2016 related to proceeds from promissory notes payable to a certain shareholder. Net cash provided by financing activities for the year ended December 31, 2015 related to proceeds from a $2.0 million convertible promissory note and a $0.7 million promissory note payable to a certain shareholder, offset by a $0.3 million loan payment to Sopharma, AD.

Investing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $12.6 million and zero, respectively. Net cash used in investing activities for the year ended December 31, 2015 was $2.0 million. Net cash provided by investing activities for the year ended December 31, 2017 was due to the reverse merger with OncoGenex. There were no investing activities for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2015 related to the purchase price for the acquisition of Extab Corporation.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease (1)	$95	$95	$—	$—	$—
Vancouver office operating lease (2)	$71	$71	$—	$—	$—
Seattle office operating lease (3)	$433	$117	$291	$25	$—
Leased equipment	$3	$3	$—	$—	$—
Total	$602	$286	$291	$25	$—

(1)	This operating lease is effective May 1, 2015 and expires on April 30, 2018.
(2)	This operating lease expires in 2018.
(3)	This operating lease is effective March 1, 2018 and expires on February 28, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2017.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2017	2016
Total Assets	$9,892	$3,807
Total Liabilities	2,013	3,197
Total Equity	7,879	610

The increase in assets as at December 31, 2017 as compared to December 31, 2016 primarily relates to increase in cash and cash equivalents following the Arrangement. The decrease in liabilities as at December 31, 2017 compared to December 31, 2016 was primarily due to lower stockholder loans with related parties and lower accrued compensation.

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

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

Intangible Assets

Our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

Goodwill

Goodwill acquired in a business combination is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. Goodwill is tested for impairment on an annual basis or, more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisine for smoking cessation, with operations located in Canada and the United States.

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

Reporting Currency and Foreign Currency Translation

Effective August 2, 2017, we changed the functional currency of our UK subsidiary from the Great British Pound to the U.S. dollar. As a result of the Arrangement, the UK subsidiary’s primary economic environment has now changed from the UK to the United States. This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed. We accounted for the change in functional currency prospectively.

The consolidated financial statements for the years ended December 31, 2016 and 2015 and for the period of January 1, 2017 to August 2, 2017, are based on the UK subsidiary with a functional currency of GBP, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

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

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We are updating our policies and procedures to reflect the adoption of ASU No. 2014-09 and we anticipate that there is no impact on our financial statement in the year of adoption.

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

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes is monitored. We have very limited interest rate risk due to the few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $40,000 in the fair value of our investments as of December 31, 2017.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, Achieve Life Sciences Technologies Inc., denominated in Canadian dollars and our United Kingdom subsidiary, Achieve Pharma UK Limited, denominated in Great British pounds, or GBP, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar and the GBP might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10 percent in the exchange rate of the Canadian dollar and the GBP against the U.S. dollar to be $0.2 million for the year ended December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of loss and comprehensive loss, statements of stockholders’ equity, and statements of cash flows, for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Vancouver, British Columbia

March 1, 2018

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents [note 8]	$5,284	$15
Restricted cash [note 8 and 14]	222	—
Amounts receivable	9	—
Prepaid expenses	393	3
Total current assets	5,908	18
Restricted cash [note 8]	50	—
Property and equipment, net [note 9]	59	—
Other assets [note 10]	309	—
License agreement [note 2, 5, 6 and 7]	2,532	2,755
Goodwill [note 2 and 6]	1,034	1,034
Total assets	$9,892	$3,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$213	$95
Accrued liabilities other	438	1,121
Accrued clinical liabilities	877	—
Accrued compensation	458	—
Salaries Payable	—	1,028
Stockholder loans with related parties [note 13]	—	829
Current portion of long-term obligations [note 14]	27	—
Warrant liability [note 8 and note 12]	—	—
Total current liabilities	2,013	3,073
Deferred tax liability	—	124
Total liabilities	2,013	3,197
Commitments and contingencies [note 14]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,956,752 and 21,230 issued at December 31, 2017 and December 31, 2016, respectively, and 11,947,932 and 21,230 outstanding at December 31, 2017 and December 31, 2016, respectively	12	—
Additional paid-in capital	20,556	2,667
Accumulated deficit	(12,694)	(2,062)
Accumulated other comprehensive income	5	5
Total stockholders' equity	7,879	610
Total liabilities and stockholders' equity	$9,892	$3,807
Going concern and liquidity [note 1]
Subsequent events [note 7 and note 17]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended		Period from 12-May-15
	December 31,		(inception) to
	2017	2016	31-Dec-15
EXPENSES
Research and development	$3,101	$286	$107
General and administrative	3,531	1,428	1,116
Total operating expenses	6,632	1,714	1,223
OTHER INCOME (EXPENSE)
Interest income	21	—	—
Bargain purchase gain [note 2]	1,272	—	—
Contingent value rights recovery [note 2]	200	—	—
Gain on warrants	150	—	—
Loss on disposition of intangible asset [note 5]	(8,610)	—	—
Other expenses	(35)	(24)	(12)
Total other income	(7,002)	(24)	(12)
Net loss before income taxes	$(13,634)	$(1,738)	$(1,235)
Recovery of deferred income taxes [note 5]	3,051	504	407
Net Loss	$(10,583)	$(1,234)	$(828)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on foreign exchange	—	4	1
Total other comprehensive income (loss)	—	4	1
Comprehensive loss	$(10,583)	$(1,230)	$(827)
Basic and diluted net loss per common share [note 12 [g]]	$(2.21)	$(58.13)	$(39.00)
Shares used in computation of basic and diluted net loss per common share [note 12 [g]]	4,794,421	21,230	21,230

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total,
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, May 12, 2015 (date of incorporation)
Common stock issued	11,730	$—	$—	$—	$—	$—
Conversion of common stock held by Extab Corporation stockholders into common stock [note 6]	5,000	—	667	—	—	667
Conversion of note payable into common stock [note 6]	4,500	—	2,000	—	—	2,000
Net loss	—	—	—	—	(828)	(828)
Other comprehensive income (loss)	—	—	—	1	—	1
Balance, December 31, 2015	21,230	—	2,667	1	(828)	1,840
Net loss	—	—	—	—	(1,234)	(1,234)
Other comprehensive income (loss)	—	—	—	4	—	4
Balance, December 31, 2016	21,230	—	2,667	5	(2,062)	610
Stock-based compensation expense	—	—	348	—	—	348
Settlement of stockholder loans with related parties	1,572	—	2,132	—	—	2,132
Shares issued on subscription	48	—	64	—	—	64
Shares held by OncoGenex Shareholders	2,736,709	3	—	—	—	3
Shares issued on conversion of Achieve common shares	8,210,118	8	13,040	—	—	13,048
Shares cancelled on conversion of Achieve common shares	(22,850)	—	—	—	—	—
Restricted Stock Unit Settlements	5,464	—	—	—	—	—
Restricted Stock Unit Settlements withheld and retired to treasury	(1,660)	—	—	—	(5)	(5)
Shares issues - Lincoln Park Capital	997,301	1	2,305	—	—	2,306
Purchase accounting adjustment	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	(10,583)	(10,583)
Balance, December 31, 2017	11,947,932	$12	$20,556	$5	$(12,694)	$7,879

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended		Period from 12-May-15
	December 31,		(inception) to
	2017	2016	31-Dec-15
Operating Activities:
Net loss	$(10,583)	$(1,234)	$(828)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 8 and note 12[e]]	(150)	—	—
Depreciation	59	—	—
Amortization	223	223	140
Stock-based compensation [note12[c]]	348	—	—
Deferred income tax (recovery)	(3,051)	(504)	(407)
Bargain purchase gain	(1,272)	—	—
Loss on disposition	8,610	—	—
Contingent value rights recovery	(200)	—	—
Changes in operating assets and liabilities:
Amounts receivable	(9)	—	—
Prepaid expenses and other assets	(1,349)	(2)	—
Accounts payable	118	22	57
Accrued liabilities other	(2,185)	670	284
Accrued clinical liabilities	877	—	—
Accrued compensation	458	—	—
Salaries payable	(1,028)	623	404
Lease obligation	27	—	—
Net cash used in operating activities	(9,107)	(202)	(350)
Financing Activities:
Proceeds from share subscription	64	—	—
Proceeds from ATM Financing, net of issuance costs	1,942	—	—
Taxes paid related to net share settlement of equity awards	(5)	—	—
Payments on loan	—	—	(272)
Stockholder loans	—	150	2,683
Net cash provided by financing activities	2,001	150	2,411
Investing Activities:
Cash received on reverse takeover of OncoGenex	12,648	—	—
Purchase of Extab Corporation common stock [note 6]	—	—	(2,000)
Net cash provided by (used in) investing activities	12,648	—	(2,000)
Effect of exchange rate changes on cash	(1)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	5,541	(52)	61
Cash, cash equivalents and restricted cash at beginning of year	15	67	6
Cash, cash equivalents and restricted cash at end of year	$5,556	$15	$67
Supplemental Disclosure of Cash Flow Information:
Interest expense accrued but not yet paid	$—	$26	$11

See accompanying notes.

Achieve Life Sciences, Inc.

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 8,210,118 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV.

These consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the years ended December 31, 2016 and December 31, 2015 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement. The accompanying consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, or SEC, on June 6, 2017. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

Basis of Presentation

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $12.7 million through December 31, 2017. For the year ended December 31, 2017, we incurred a net loss of $10.6 million. As of December 31, 2017, we had a cash and cash equivalents balance of $5.3 million and a positive working capital balance of $3.7 million.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain additional financing from other sources. We have, thus far, financed our operations through the closing of the Arrangement (Note 2—Reverse Merger) and equity financing (Note 12—Common Stock). Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidates. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. REVERSE MERGER

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include our results of operations for the twelve months ended December 31, 2017 and the results of OncoGenex following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for twelve months ended December 31, 2016 include only our consolidated results of operations and do not include historical results of OncoGenex.

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

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the OncoGenex net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the Arrangement. The final purchase price allocation is as follows (in thousands):

Cash, cash equivalents and marketable securities	$12,376
Prepaid expenses and other assets	518
Intangible assets license agreements	8,610
Accounts payable, accrued expenses and other liabilities	(4,054)
Deferred tax liability	(2,928)
Contingent value rights	(200)
Excess negative goodwill	(1,272)
Total purchase price	13,050

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

OncoGenex issued contingent value rights, or each, a CVR and collectively, the CVRs, on July 31, 2017 to their existing stockholders as of July 27, 2017. One CVR was issued for each share of their common stock outstanding as of the record date for such issuance. Each CVR was a non-transferable right to potentially receive certain cash, equity or other consideration received by us in the event that we received any such consideration during the five-year period after consummation of the Arrangement as a result of the achievement of certain clinical milestones, regulatory milestones, sales-based milestones and/or up-front payment milestones relating to apatorsen, or the Milestones, upon the terms and subject to the conditions set forth in a contingent value rights agreement to be entered into between us and an as of yet unidentified third party, as rights agent, or the CVR Agreement. The aggregate consideration to be distributed to the holders of the CVRs would have been equal to 80% of the consideration received by us as a result of the achievement of the Milestones less certain agreed to offsets, as determined pursuant to the CVR Agreement.

The contingent value rights expired on August 17, 2017, as we did not enter into any term sheets or agreement with third parties for the development or commercialization of apatorsen. A recovery of $0.2 million was recognized on our Consolidated Statements of Loss and Comprehensive Loss.

Pro Forma Results of Operations

The results of operations of OncoGenex are included in our consolidated financial statements following the date of the completion of the transaction on August 1, 2017. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the transaction was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the year ended	For the year ended
	December 31,	December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$—	$5,062
Net loss applicable to common shareholders	$(20,111)	$(21,363)
Net loss per share-basic and diluted	$(4.19)	$(7.79)
Weighted average shares	4,794,421	2,743,906

3. ACCOUNTING POLICIES

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

Fair value of financial instruments

The fair value of our cash equivalents and marketable securities is based on quoted market prices and trade data for comparable securities. We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life. Other financial instruments including amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Intangible Assets

Our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Goodwill

Goodwill acquired in a business combination is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. Goodwill is tested for impairment on an annual basis or, more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisine for smoking cessation, with operations located in Canada and the United States.

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

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We classify warrants on the consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. We also have warrants classified as equity and these are not reassessed for their fair value at the end of each reporting period. Warrants classified as equity are initially measured at their fair value and recognized as part of stockholders’ equity. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-

Scholes pricing model to value the warrants. Changes in the fair value of the warrants classified as liabilities are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

Reporting Currency and Foreign Currency Translation

Effective August 2, 2017, we changed the functional currency of our UK subsidiary from the Great British Pound to the U.S. dollar. As a result of the Arrangement, the UK subsidiary’s primary economic environment has now changed from the UK to the United States. This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed. We accounted for the change in functional currency prospectively.

The consolidated financial statements for the years ended December 31, 2016 and 2015 and for the period of January 1, 2017 to August 2, 2017, are based on the UK subsidiary with a functional currency of GBP, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

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

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We are updating our policies and procedures to reflect the adoption of ASU No. 2014-09 and we anticipate that there is no impact on our financial statement in the year of adoption.

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

4. FINANCIAL INSTRUMENTS AND RISK

For certain of our financial instruments, including cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation carrying values approximate fair value due to their short-term nature. Our cash equivalents and short-term investments are recorded at fair value.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2017 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

5. INTANGIBLES

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated useful life.

We acquired license agreements, related to OncoGenex’s product candidate apatorsen, upon the acquisition of OncoGenex. As at the date of the acquisition, the agreements were determined to have a fair value of $8.6 million with an estimated useful life of 6 years. (Note 2—Reverse Merger)

In August 2017, we discontinued further development of apatorsen. We provided a notice of discontinuance to our former development partners for apatorsen, Ionis Pharmaceuticals, Inc., or Ionis, and a letter of termination to the University of British Columbia, or UBC, notifying them that we have discontinued development of apatorsen resulting in termination of all licensing agreements related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the apatorsen patents and patent applications, under all apatorsen related agreements with Ionis and UBC, are no longer owed and no further payments are due. We recognized a loss on disposition of apatorsen of $8.6 million and a deferred income tax recovery of $2.9 million as a result of discontinuing the development program and providing a notice of discontinuance of the license agreements with Ionis.

We acquired license and supply agreements, in relation to cytisine, upon the acquisition of Extab Corporation, or Extab. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years (Note 6— Extab Acquisition).

The components of intangible assets were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(585)	$2,532	$3,117	$(362)	$2,755

For the year ended December 31, 2017 and 2016 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2017:

Year Ending December 31,
2018	223
2019	223
2020	223
2021	223
Thereafter	1,640
Total	$2,532

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisine, and concluded no impairment has occurred as of December 31, 2017.

6. EXTAB ACQUISITION

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma, AD, or Sopharma, a public pharmaceutical company located in Bulgaria, to acquire 75% of the outstanding shares of Extab.

Pursuant to the Share Purchase Agreement, we acquired a 75% controlling interest in Extab from Sopharma for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisine by the Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA. In addition, as part of and in conjunction with the Share Purchase Agreement, we amended our existing license and supply agreements with Sopharma, extending their terms by five years and reducing the royalty rate payable by us. (Note 7—License Agreements) Subsequent to the acquisition, we paid to Sopharma $0.3 million to retire the balance of Extab’s outstanding loans with Sopharma.

The acquisition was accounted for using the acquisition method under ASC 805 business combinations. Results of operations have been included in the financial statements from the date of acquisition May 18, 2015, the date we assumed control of Extab. The fair value of the business combination was determined using level 3 inputs.

The purchase price of our 75% controlling interest in Extab was as follows:

Cash consideration	$2,000
Contingent consideration	—
Purchase Price	$2,000

As of the date of acquisition we assessed the likelihood of meeting the contingent event as unlikely and as a result have estimated its fair value at zero. We consider the best indicator of the fair value of net assets acquired to be the $2.0 million cash consideration paid to acquire our 75% controlling interest plus the $0.7 million fair value attributable to the non-controlling interest, or NCI, calculated on a proportionate basis.

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

7. LICENSE AGREEMENTS

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

On July 28, 2017, we and Sopharma entered into the amended and restated Sopharma Supply Agreement. Pursuant to the amended and restated Sopharma Supply Agreement, for territories as detailed in the licensing agreement, we will exclusively purchase all of our cytisine from Sopharma, and Sopharma agrees to exclusively supply all such cytisine requested by us, and we extended the term to 2037. In addition, we will have full access to the cytisine supply chain and Sopharma will manufacture sufficient cytisine to meet a forecast for a specified demand of cytisine for the five years commencing shortly after the commencement of the agreement, with the forecast to be updated regularly thereafter. Each of us and Sopharma may terminate the Sopharma Supply Agreement in the event of the other party’s material breach or bankruptcy or insolvency.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. To date, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

Ionis and UBC License Agreements

In August 2017, we discontinued further development of apatorsen. We provided a notice of discontinuance to our former development partners for apatorsen, Ionis Pharmaceuticals, Inc., or Ionis, and a letter of termination to the University of British Columbia, or UBC, notifying them that we have discontinued development of apatorsen resulting in termination of all licensing agreements related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the apatorsen patents and patent applications, under all apatorsen related agreements with Ionis and UBC, are no longer owed and no further payments are due.

8. FAIR VALUE MEASUREMENTS

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

Warrants

As of December 31, 2017, we recorded a value of zero for our warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the year ended December 31, 2017. During the twelve months ended December 31, 2017, no common stock warrants were issued that were classified as liabilities (in thousands):

	Liability at	Liability Assumed	Unrealized	Liability at
	December 31,	as part of	Gain on	December 31,
	2016	Arrangement	warrants	2017
Warrant liability	$—	$150	$(150)	$—

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,262	$—	$—	$1,262
Money market securities (cash equivalents)	4,022	—	—	4,022
Restricted cash (Note 12)	272	—	—	272
Total assets	$5,556	$—	$—	$5,556
Liabilities
Warrants	$—	$—	$—	$—

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash	$15	$—	$—	$15
Total assets	$15	$—	$—	$15
Liabilities
Warrants	$—	$—	$—	$—

Cash and cash equivalents and short term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash	$1,262	$—	$—	$1,262
Money market securities	4,022	—	—	4,022
Total cash and cash equivalents	$5,284	$—	$—	$5,284
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash	$15	$—	$—	$15
Total cash and cash equivalents	$15	$—	$—	$15

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2017 and 2016.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2017, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2017
Computer equipment	$389	$358	$31
Furniture and fixtures	157	156	1
Leasehold improvements	252	226	26
Computer software	322	321	1
Equipment under capital lease	24	24	—
Total property and equipment	$1,144	$1,085	$59

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

10. OTHER ASSETS

Other assets include deferred share issues costs,  prepaid amounts related to insurance that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

11. INCOME TAX

[a] On August 2, 2017, OncoGenex completed a reverse takeover with Achieve. OncoGenex changed its name to Achieve Life Sciences, Inc. We are a Delaware incorporated company subject to blended US Federal and state statutory rates for December 31, 2017, 2016 and 2015 of 34%, 34% and 34%, respectively. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

Income tax expense consisted of the following (in thousands):

(In thousands)	2017	2016	2015
Income taxes at statutory rates (at a rate of 34% for all years presented)	$(4,636)	$(504)	$(407)
Expenses not deducted for tax purposes	(174)	—	—
Effect of tax rate changes on deferred tax assets and liabilities	3,158	—	—
Rate differential on foreign earnings	314	—	—
Reduction in benefit of operating losses	—	—	—
Reduction in the benefit of other tax attributes	—	—	—
Investment tax credits	—	—	—
Change in valuation allowance	(1,683)	—	—
Book to tax return adjustments	—	—	—
Other	(14)	—	—
Income tax expense	$(3,035)	$(504)	$(407)

[b] At December 31, 2017, we have investment tax credits of $2.6 million (2016—$2.6 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $120.4 million (2016—$115.9 million) available to offset future taxable income in Canada, UK net operating loss carryforwards of $0.8 million (2016—$0.2 million) to offset future taxable income in the UK and federal net operating loss carryforwards of $9.9 million (2016—$1.3 million) to offset future taxable income in the United States.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

		US	Canadian	UK
	Investment	Net Operating	Non-capital	Net Operating
	Tax Credits	Losses	Losses	Losses
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	244	—	7,335	—
2027	71	—	4,949	—
2028	148	—	8,020	—
2029	317	9	(9)	35
2030	346	5	6,288	21
2031	486	17	12,121	37
2032	363	43	17,278	43
2033	193	2	23,240	56
2034	215	3	17,077	48
2035	122	654	3,112	28
2036	79	611	16,664	3
2037	19	8,530	4,348	578
	$2,603	$9,874	$120,423	$849

In addition, we have unclaimed tax deductions of approximately $15.5 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $19,000 available to reduce future taxes payable in the United States. The research and development tax credits expire between 2018 and 2037.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2017	2016
Deferred tax assets
Tax basis in excess of book value of assets	$850	$—
Non-capital loss carryforwards	33,524	496
Research and development deductions and credits	5,506	—
Stock options	51	—
§59(e) Capitalized R&D expenses	3,252	—
Accrued expenses	—	363
Other	246	—
Total deferred tax assets	43,429	859
Valuation allowance	(42,914)	(46)
Net deferred assets	515	813
Deferred tax liabilities
Intangible assets	(513)	(937)
Other	(2)	—
Total deferred tax liabilities	(515)	(937)

Net deferred tax assets	—	(124)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized in all jurisdictions as at December 31, 2017 and in the UK as of December 31, 2016.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2017 is as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Balance at January 1	$715	$699	$683
Additions based on tax positions related to the current year	—	16	16
Additions based on tax positions related to prior years	—	—	—
Balance at December 31	$715	$715	$699

As of December 31, 2017, unrecognized benefits of approximately $0.7 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2017 and December 31, 2016 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the UK and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2009 to 2017
United Kingdom	2010 to 2017
US	2009 to 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to,

(1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent;
(2) eliminating the corporate alternative minimum tax;
(3) creating a new limitation on deductible interest expense; and
(4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of when the Act was signed into law, our deferred tax assets and liabilities were required to be remeasured using the lower 21% federal rate as of December 31, 2017.

12. COMMON STOCK

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

From September 14, 2017 through December 31, 2017, we offered and sold 873,778 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 328,947 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $2.0 million and offering expenses of $0.1 million. As of December 31, 2017 shares of our common stock having an aggregate value of approximately $9.0 million remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the year ended December 31, 2017, we did not issue any shares of common stock to satisfy stock option exercises and issued 5,464 shares of common stock to satisfy restricted stock unit settlements, respectively, compared with the issuance of no shares of common to satisfy stock option exercises and restricted stock unit settlements, respectively, for the year ended December 31, 2016.

[c] Stock options

2017 Equity Incentive Plan

As of December 31, 2017, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 1,052,200 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours.

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

2010 Performance Incentive Plan

As at December 31, 2017 we had reserved, pursuant to our 2010 Performance Incentive Plan, 68,507 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 63,447 are reserved for options currently outstanding and 5,060 are reserved for restricted stock units currently outstanding.

Under the 2010 Plan we granted options to purchase common shares and restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our board of directors and was at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. In addition, the 2010 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees

ASC 718 Compensation – Stock Compensation

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

2017
Risk-free interest rates	1.95%
Expected dividend yield	0%
Expected life	6 years
Expected volatility	86.06%

The weighted average fair value of stock options granted during the year ended December 31, 2017 was $2.09.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

Year ended
December 31,
2017
Research and development	$107
General and administrative	241
Total stock-based compensation	$348

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2017	$—	$—
Additions from OncoGenex Plan	113,451	96.38
Granted	1,052,200	2.89
Expired	(19,543)	114.53
Exercised	—	—
Forfeited	(30,461)	92.72
Balance, December 31, 2017	1,115,647	$7.99

The following table summarizes information about stock options outstanding at December 31, 2017 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.89 - $6.95	1,052,200	$2.89	9.58
$6.96 - $15.73	4,090	11.00	8.40
$15.74 - $20.63	17,983	20.46	7.38
$20.64 - $37.35	6,452	31.53	6.76
$37.36 - $128.64	2,451	84.08	5.75
$128.65 - $130.57	8,905	129.69	6.20
$130.58 - $134.81	6,450	131.45	5.19
$134.82 - $143.88	5,927	142.41	4.36
$143.89 - $185.85	7,019	172.70	3.01
$185.86 - $245.08	4,170	237.60	2.21
	1,115,647	$7.99	9.37

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.89 - $6.95	3,644	$2.89	9.58
$6.96 - $15.73	4,090	11.00	8.40
$15.74 - $20.63	14,883	20.46	7.38
$20.64 - $37.35	5,432	31.25	6.77
$37.36 - $128.64	2,451	84.08	5.75
$128.65 - $130.57	8,758	129.69	6.20
$130.58 - $134.81	6,450	131.45	5.19
$134.82 - $143.88	5,927	142.41	4.36
$143.89 - $185.85	7,019	172.70	3.01
$185.86 - $245.08	4,170	237.60	2.21
	62,824	$91.79	5.95

As at December 31, 2017, the total unrecognized compensation expense related to stock options granted was $2.0 million, which is expected to be recognized into expense over a period of approximately 3.9 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $0.6 million, zero and zero, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was zero, zero and zero, respectively. At December 31, 2017, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the year ended December 31, 2017, $0.1 million of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2017:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	-	$-
Additions from OncoGenex Plans	10,527	41.12
Granted	205,100	2.89
Released	(5,464)	44.25
Forfeited or expired	(3)	25.37
Balance, December 31, 2017	210,160	$3.73

As of December 31, 2017, we had approximately $0.6 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 3.75 years.

[e] Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2017:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	252,721	44.000	July 2019
(2) Series B Warrants issued in July 2014 financing	60,933	44.000	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	21,748	26.400	October 2020
(4) Warrants issued in September 2017 financing	82,237	3.496	March 2023

No warrants were exercised for the year ended December 31, 2017. The Series A-1 Warrants assumed by us as part of the Arrangement and the warrants issued in the September 2017 financing are classified as equity. The Series A and Series B assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model.

	As of
	December 31,
Series A and Series B Warrant Valuation Assumptions	2017	2016
Risk-free interest rates	1.82%	—
Expected dividend yield	0%	—
Expected life	1.50 years	—
Expected volatility	86%	—

[f] 401(k) Plan

We maintain a 401(k) plan. Our securities are not offered as an investment option. Our shares are prohibited for inclusion our 401(k) plan, as well as any match of our shares to employee contributions.

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2017	2016	2015
Numerator
Net loss	$(10,583)	$(1,234)	$(828)
Denominator
Weighted average number of common shares outstanding	4,794,421	21,230	21,230
Basic and diluted net loss per common share	$(2.21)	$(58.13)	$(39.00)

As of December 31, 2017 a total of 1.7 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

13. RELATED PARTY TRANSACTIONS

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from Ricanto in 2017. As of December 31, 2016, we recorded amounts payable to Ricanto of $0.6 million in accrued liabilities on our balance sheet. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3053 shares of OncoGenex’s common stock, or 170,670 shares of common stock post-conversion. As of December 31, 2017 we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016 the outstanding principal, included in shareholder loans with related parties, was $0.2 million and accrued interest payable was $3,000. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3014 shares of OncoGenex’s common stock, or 52,458 shares of common stock post-conversion. As of December 31, 2017 we had no outstanding principal or accrued interest with the related party.

We borrowed $2.7 million on May 18, 2015, through a convertible promissory note payable to a Lender of ours. The note matures and is payable upon demand one year from the date of the note. Interest accrues at an annual rate of 3.5%. On September 30, 2015 the Lender converted $2.0 million in principal into 4,500 shares of our common stock, prior to the closing of the Arrangement, par value $0.01, and became a principal stockholder. On March 7, 2017 we borrowed $20,000 through a note payable to the Lender. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016, the outstanding principal balance, included in shareholder loans with related parties, was $0.7 million and had accrued interest payable of $35,000. On July 24, 2017, the Lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3052 shares of OncoGenex’s common stock, or 1,827,426 shares of common stock post-conversion. As of December 31, 2017 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on May 11, 2015 with one of our principal stockholders to serve as our CEO. We terminated the employment agreement on December 31, 2016. From May 11, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.7 million and was accrued on our balance sheet as Accrued compensation. On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.4 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3025 shares of OncoGenex’s common stock, or 85,514 shares of common stock post-conversion. As of December 31, 2017 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on August 17, 2015 with one of our principal stockholders to serve as our Chief Financial Officer, or CFO. We terminated the employment agreement on December 31, 2016. From August 17, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.3 million and was accrued on our balance sheet as Accrued compensation. On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.2 million for the remaining 50%, subsequent to the closing of the Arrangement . Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.2992 shares of OncoGenex’s common stock, or 45,631 shares of common stock post-conversion. As of December 31, 2017 we had no outstanding principal or accrued interest with the related party.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at December 31, 2017.

14. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bothell office operating lease	$95	$95	$—	$—	$—
Vancouver office operating lease	$71	$71	$—	$—	$—
Seattle office operating lease	$433	$117	$291	$25	$—
Leased equipment	$3	$3	$—	$—	$—
Total	$602	$286	$291	$25	$—

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2018. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provide three months prior written notice to the landlord.

The future minimum annual lease payments under the Vancouver lease is $71,000 in 2018.

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, commencing on February 15, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises will start at approximately $18,000 commencing on May 1, 2015 and will increase on an annual basis up to approximately $20,000. We received a construction allowance, for leasehold improvements that we made, of approximately $0.1 million. We will be responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms if the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space, which commenced on August 1, 2015. We did not exercise our renewal option under the lease agreement and the lease will expire on April 30, 2018.

The remaining future minimum annual lease payments under the Bothell lease are as follows (in thousands):

2018	95
Total	$95

Consolidated rent and operating expense relating to both the Vancouver, Canada and Bothell, Washington offices for years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.9 million and $2.8 million, respectively.

On December 11, 2017, we entered into a lease, or New Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we will lease approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, commencing on March 1, 2018, or such later date on which Pike delivers exclusive possession of the premises to us; and further provided, that if such delivery does not occur by May 1, 2018, we have the right to terminate the agreement upon provision of notice. The initial term of the New Lease will expire at the end of the month on the third anniversary of the New Lease.

Our monthly base rent for the premises will start at approximately $11,685 commencing on March 1, 2018 and will increase on an annual basis up to approximately $12,397. In addition, we will also be obligated to pay a security deposit to Pike in the amount of $37,192, subject to periodic reductions in the amount of $12,397 after each of the first and second anniversaries of the New Lease, which Pike may retain for base rent or other damages, in the event of our default under the New Lease.

We may not assign or sublet all or any portion of the premises without the consent of Pike, and Pike shall be entitled to 50% of any profit which we may receive above and beyond the rental price of the New Lease. Upon receipt of notice of our intent to assign or sublease any portion of the leased premises, Pike may terminate that portion of the premises within 30 days, and provided, that if such portion constitutes 50% or more of the total square footage of the premises, Pike may terminate the New Lease in its entirety.

The future minimum annual lease payments under the New Lease are as follows (in thousands):

2018	117
2019	144
2020	148
2021	25
Total	$434

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2017.

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

Material Changes in Financial Condition

	December 31,
(in thousands)	2017	2016
Total Assets	$9,892	$3,807
Total Liabilities	2,013	3,197
Total Equity	7,879	610

The increase in assets as at December 31, 2017 as compared to December 31, 2016 primarily relates to increase in cash and cash equivalents following the Arrangement. The decrease in liabilities as at December 31, 2017 compared to December 31, 2016 was primarily due to lower stockholder loans with related parties and lower accrued compensation

15. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for as part of the purchase price allocation (Note 4—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at December 31, 2017.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2017 and 2016 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2017
Research and development	61	62	825	2,153
General and administrative	260	96	1,546	1,629
Total operating expenses	321	158	2,371	3,782
Other income	(8)	(11)	(7,025)	42
Recovery of deferred income taxes	124	—	2,927	—
Net loss	(205)	(169)	(6,469)	(3,740)
Basic and diluted net loss per share	$(9.66)	$(7.96)	$(0.90)	$(0.32)
2016
Research and development	65	72	69	80
General and administrative	289	281	329	529
Total operating expenses	354	353	398	609
Other income	(6)	(7)	(7)	(4)
Recovery of deferred income taxes	118	122	137	127
Net loss	(242)	(238)	(268)	(486)
Basic and diluted net loss per share	$(11.40)	$(11.21)	$(12.62)	$(22.89)

17. SUBSEQUENT EVENTS

From January 1, 2018 through March 1, 2018 we offered and sold 800,000 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $1.3 million. As of March 1, 2018 shares of our common stock having an aggregate value of approximately $7.6 million remained available for sale under this offering program

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2017.

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

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2017:

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

(1)

As of December 31, 2017, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2000 Stock Incentive Plan, (b) the 2007 Performance Incentive Plan,  (c) the 2010 Performance Incentive Plan and (d) 2017 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 5, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc. and Achieve Life Science, Inc. †	8-K	033-80623	2.1	January 5, 2017

2.2	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated July 19, 2017, by and among Achieve Life Sciences, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.	8-K	033-80623	10.1	July 19, 2017

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008
4.2	Form of Series A Warrant	8-K	033-80623	4.1	June 27, 2014

4.3	Form of Series A-1 Warrant	8-K	033-80623	4.1	April 30, 2015

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.4	Form of Pre-Funded Series B Warrant	8-K	033-80623	4.2	June 27, 2014

4.5	Form of Series B Warrant	8-K	033-80623	4.3	June 27, 2014

4.6	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

10.1	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.2	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.3	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.4	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.5	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.6	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.7a	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.7b	Form of Achieve Life Sciences Stock Option Agreement††					X

10.7c	Form of Achieve Life Sciences Restricted Stock Unit Agreement††					X

10.8	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.9	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.10	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.11	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.12	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.13	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.14	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.15	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.16	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.17	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.18	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.19	Office Lease by and between Grosvenor International (Atlantic Freeholds) Limited and OncoGenex Pharmaceuticals, Inc., dated February 11, 2015	8-K	033-80623	10.1	February 12, 2015

10.20	Lease by and between 520 Pike Street, Inc. and Achieve Life Sciences, Inc., dated December 11, 2018					X

10.21	Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	8-K	033-80623	10.1	September 14, 2017

10.22	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PriceWaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†

Schedules and similar attachments to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 1, 2018	By:	/s/ RICHARD STEWART
Richard Stewart
Chairman and Chief Executive Officer

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

By: /s/ RICHARD STEWART	Chairman and Chief Executive Officer	Date: March 1, 2018
Richard Stewart

By: /s/ JOHN BENCICH	Executive Vice President, Chief Financial Officer and Chief Operating Officer	Date: March 1, 2018
John Bencich

By: /s/ SCOTT CORMACK	Director	Date: March 1, 2018
Scott Cormack

By: /s/ ANTHONY CLARKE	Director	Date: March 1, 2018
Anthony Clarke

By: /s/ MARTIN MATTINGLY	Director	Date: March 1, 2018
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 1, 2018
H. Stewart Parker

By: /s/ JAY MOYES	Director	Date: March 1, 2018
Jay Moyes

By: /s/ DONALD JOSEPH	Director	Date: March 1, 2018
Donald Joseph