Form 10-Q
period 2018-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2018-05-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2018
Common Stock, $0.001 par value	12,907,932

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents [note 7]	$4,165	$5,284
Restricted cash [note 7 and note 10]	222	222
Amounts receivable	7	9
Prepaid expenses	352	393
Total current assets	4,746	5,908
Restricted cash [note 7]	50	50
Property and equipment, net	18	59
Other assets	135	309
License agreement [note 2, 4, 5 and 6]	2,477	2,532
Goodwill [note 2 and 5]	1,034	1,034
Total assets	$8,460	$9,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420	$213
Accrued liabilities other	532	438
Accrued clinical liabilities	774	877
Accrued compensation	592	458
Current portion of long-term obligations [note 10]	—	27
Total current liabilities	2,318	2,013
Long-term obligations, less current portion [note 10]	—	—
Total liabilities	2,318	2,013
Commitments and contingencies [note 10]
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 12,756,752 and 11,956,752 issued at March 31, 2018 and December 31, 2017, respectively, and 12,747,932 and 11,947,932 outstanding at March 31, 2018 and December 31, 2017, respectively	13	12
Additional paid-in capital	21,840	20,556
Accumulated deficit	(15,716)	(12,694)
Accumulated other comprehensive income	5	5
Total stockholders' equity	6,142	7,879
Total liabilities and stockholders' equity	8,460	9,892
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2018	2017
EXPENSES
Research and development	1,201	61
General and administrative	1,813	260
Total operating expenses	3,014	321
OTHER INCOME (EXPENSE)
Interest income	10	—
Other expenses	(18)	(8)
Total other income (expense)	(8)	(8)
Net loss before income taxes	$(3,022)	$(329)
Recovery of deferred income taxes [note 4]	—	124
Net loss	(3,022)	(205)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(3,022)	$(205)
Basic and diluted net loss per common share	$(0.24)	$(9.66)
Shares used in computation of basic and diluted net loss per common share	12,431,488	21,230

See accompanying notes

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net loss	$(3,022)	$(205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	86	56
Deferred income tax (recovery) [note 2 and note 4]	—	(124)
Stock-based compensation [note 8 [c] and note 8 [d]]	181	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	217	—
Accounts payable	207	149
Accrued liabilities other	94	113
Accrued clinical liabilities	(103)	—
Accrued compensation	134	—
Lease obligation	(27)	—
Net cash used in operating activities	(2,233)	(11)
Financing Activities:
Stockholder loans	—	20
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	1,105	—
Net cash provided by financing activities	1,105	20
Investing Activities:
Proceeds on disposal of assets	10	—
Net cash provided by investing activities	10	—
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,119)	9
Cash, cash equivalents and restricted cash at beginning of year	5,556	15
Cash, cash equivalents and restricted cash at end of year	$4,437	$24

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 8,210,118 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, and as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. These consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations for the three month period ended March 31, 2018 include the results of operations of the combined company. The consolidated results of operations for the three month period ended March 31, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the United States Securities and Exchange Commission, or the SEC, on March 1, 2018.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity and Going Concern Uncertainty

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $15.7 million through March 31, 2018. During the three months ended March 31, 2018, we incurred a net loss of $3.0 million. As of March 31, 2018, we had a cash and cash equivalents balance of $4.2 million and a positive working capital balance of $2.2 million.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through the closing of the Arrangement (Note 2—Reverse Merger), debt and equity financing (Note 8—Common Stock). Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. REVERSE MERGER

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three month period ended March 31, 2018. The consolidated results of operations for the three month period ended March 31, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex.

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

Under the purchase method of accounting, OncoGenex’s outstanding shares of common stock were valued using the closing price on The Nasdaq Capital Market of $4.62 as at August 1, 2017. There were 2,736,703 shares of common stock outstanding, as adjusted for the reverse stock split, on August 1, 2017, immediately prior to closing. The fair value of the OncoGenex outstanding stock options was determined using the Black-Scholes pricing model with the following assumptions: stock price of $4.62, volatility of 97.23% to 106.63%, risk-free interest rate of 1.31% to 1.54%, and expected lives ranging from 1.82 to 3.31 years. The fair value of the OncoGenex outstanding warrants was determined using the Black-Scholes pricing model with the following assumptions: stock price of $4.62, volatility of 90.33% to 106.08%, risk-free interest rate of 1.32% to 1.53%, and expected lives ranging from 1.91 to 3.24 years.

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

OncoGenex issued contingent value rights, or each, a CVR and collectively, the CVRs, on July 31, 2017 to their existing stockholders as of July 27, 2017. One CVR was a non-transferable right to potentially receive certain cash, equity or other consideration received by us in the event that we received any such consideration during the five-year period after consummation of the Arrangement as a result of the achievement of certain clinical milestones, regulatory milestones, sales-based milestones and/or up-front payment milestones relating to apatorsen, or the Milestones, upon the terms and subject to the conditions set forth in a contingent value rights agreement to be entered into between us and an as of yet unidentified third party, as rights agent, or the CVR Agreement. The aggregate consideration to be distributed to the holders of the CVRs would have been equal to 80% of the consideration received by us as a result of the achievement of the Milestones less certain agreed to offsets, as determined pursuant to the CVR Agreement.

The contingent value rights expired on August 17, 2017, as we did not enter into any term sheets or agreement with third parties for the development or commercialization of apatorsen. A recovery of $0.2 million was recognized on our Consolidated Statements of Loss and Comprehensive Loss in 2017.

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

	Three Months Ended
	March 31,
	2018	2017
Revenue	$—	$—
Net loss applicable to common shareholders	$(3,022)	$(3,474)
Net loss per share-basic and diluted	$(0.24)	$(1.27)
Weighted average shares	12,431,488	2,734,196

3. ACCOUNTING POLICIES

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board, or FASB, issued its new leases standard, ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2019 and interim periods within that year.  This standard is expected to have a significant impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures.

Recently Adopted Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We have updated our policies and procedures to reflect the adoption of ASU No. 2014-09. The adoption of this standard did not have an impact on our financial position or results of operations.

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

We acquired license and supply agreements, in relation to cytisine upon the acquisition of Extab Corporation, or Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years (Note 5— Extab Acquisition).

The components of intangible assets were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(640)	$2,477	$3,117	$(585)	$2,532

For the three months ended March 31, 2018 we recorded license agreement amortization expense of $0.1 million. For the three months ended March 31, 2017 we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2018:

Year Ending December 31,
2018	167
2019	223
2020	223
2021	223
2022	223
Thereafter	1,418
Total	$2,477

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisine, and concluded no impairment has occurred as of March 31, 2018.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of

$37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. To date, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

Warrants

As of March 31, 2018 we recorded a value of zero warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,133	$—	$—	$1,133
Money market securities (cash equivalents)	3,032	—	—	3,032
Restricted cash (Note 7)	272	—	—	272
Total assets	$4,437	$—	$—	$4,437
Liabilities
Warrants	$—	$—	$—	$—

There was no change in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2018, as compared to at December 31, 2017. During the three months ended March 31, 2018, we did not issue any common stock warrants that were classified as liabilities.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2018	Cost	Gains	Losses	Fair Value
Cash	$1,133	$—	$—	$1,133
Money market securities	3,032	—	—	3,032
Total cash and cash equivalents	$4,165	$—	$—	$4,165
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2018 and 2017.

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

From September 14, 2017 through March 31, 2018, we offered and sold 1,673,778 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 328,947 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.4 million and offering expenses of $0.5 million. As of March 31, 2018 shares of our common stock having an aggregate value of approximately $7.6 million remained available for sale under this offering program.

Equity Award Issuances and Settlements

During the three months ended March 31, 2018 and 2017, we issued no shares of common stock to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2017 Equity Incentive Plan

As of March 31, 2018, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 1,049,100 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours.

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

2010 Performance Incentive Plan

As of March 31, 2018, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 264,876 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 59,772 were reserved for options currently outstanding and 205,104 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	1,115,647	$7.99
Forfeited	(3,241)	3.89
Balance, March 31, 2018	1,112,406	$8.00

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions. No stock options were granted for the three months ended March 31, 2018 and 2017.

 The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the Arrangement. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$57	$—
General and administrative	$124	—
Total stock-based compensation	$181	$—

As of March 31, 2018 and December 31, 2017, the total unrecognized compensation expense related to stock options granted was $1.8 million and $2.0 million, respectively, which is expected to be recognized as expense over a period of approximately 3.2 years from March 31, 2018.

For the three months ended March 31, 2018, a total of 1.7 million shares, consisting of  0.4 million warrants, 1.1 million options and 0.2 million restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2017, we had no shares underlying options, restricted stock units or warrants.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2018, we recorded a compensation expense of $37,000, related to these awards. We did not have any restricted stock units outstanding during the three months ended March 31, 2017.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2018:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2017	210,160	$3.74
Forfeited or expired	(5,056)	3.15
Balance, March 31, 2018	205,104	$3.75

As of March 31, 2018, we had approximately $0.5 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.1 years.

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

The following is a summary of outstanding warrants to purchase common stock at March 31, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	252,721	44.000	July 2019
(2) Series B Warrants issued in July 2014 financing	60,933	44.000	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	21,748	26.400	October 2020
(4) Warrants issued in September 2017 financing	82,237	3.496	March 2023

No warrants were exercised during the three months ended March 31, 2018 or 2017. The Series A-1 Warrants assumed by us as part of the Arrangement and the warrants issued in the September 2017 financing are classified as equity. The Series A and Series B assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at march 31, 2018 and Dec 31, 2017, the fair value of the warrants was insignificant.

As of
March 31,
Series A and Series B Warrant Valuation Assumptions	2018
Risk-free interest rates	2.12%
Expected dividend yield	0%
Expected life	1.25 years
Expected volatility	88.48%

9. RELATED PARTY TRANSACTION

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from Ricanto in 2017. As of December 31, 2016, we recorded amounts payable to Ricanto of $0.6 million in accrued liabilities on our balance sheet. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3053 shares of OncoGenex’s common stock, or 170,670 shares of common stock post-conversion. As of March 31, 2018 we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016 the outstanding principal, included in shareholder loans with related parties, was $0.2 million and accrued interest payable was $3,000. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement , par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3014 shares of OncoGenex’s common stock, or 52,458 shares of common stock post-conversion As of March 31, 2018 we had no outstanding principal or accrued interest with the related party.

We borrowed $2.7 million on May 18, 2015, through a convertible promissory note payable to a Lender of ours. The note matures and is payable upon demand one year from the date of the note. Interest accrues at an annual rate of 3.5%. On September 30, 2015 the Lender converted $2.0 million in principal into 4,500 shares of our common stock, prior to the closing of the Arrangement, par value $0.01, and became a principal stockholder. On March 7, 2017 we borrowed $20,000 through a note payable to the Lender. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016, the outstanding principal balance, included in shareholder loans with related parties, was $0.7 million and had accrued interest payable of $35,000. On July 24, 2017, the Lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3052 shares of OncoGenex’s common stock, or 1,827,426 shares of common stock post-conversion. As of March 31, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on May 11, 2015 with one of our principal stockholders to serve as our CEO. We terminated the employment agreement on December 31, 2016. From May 11, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.7 million and was accrued on our balance sheet as Accrued compensation. On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and will make a payment in cash for the remaining 50%. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.3025 shares of OncoGenex’s common stock, or 85,514 shares of common stock post-conversion. As of March 31, 2018 we accrued $0.3 million in accrued liabilities on our balance sheet for the remaining 50% of the payment to be paid as cash.

We entered into an employment agreement on August 17, 2015 with one of our principal stockholders to serve as our Chief Financial Officer, or CFO. We terminated the employment agreement on December 31, 2016. From August 17, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.3 million and was accrued on our balance sheet as Accrued compensation. On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and will make a payment in cash for the remaining 50%. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 359.2992 shares of OncoGenex’s common stock, or 45,631 shares of common stock post-conversion. As of March 31, 2018 we accrued $0.2 million in accrued liabilities on our balance sheet for the remaining 50% of the separation payment to be paid as cash.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at March 31, 2018.

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$48	$48	$—	$—	$—
Seattle office operating lease	$422	$141	$281	$—	$—
Total	$470	$189	$281	$—	$—

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2018. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2018 so long as we provide three months prior written notice to the landlord.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2018	48
Total	$48

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, which commenced on February 15, 2015. The initial term of this lease will expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises started at approximately $18,000 which commenced on May 1, 2015 and increased on an annual basis up to approximately $20,000. We received a construction allowance, for leasehold improvements that we made, of approximately $0.1 million. We were responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms of the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space, which commenced on August 1, 2015. We did not exercise our renewal option under the lease agreement. We negotiated an early termination and the lease expired on March 31, 2018

On December 11, 2017, we entered into a lease, or the Seattle Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The initial term of the New Lease will expire at the end of the month on the third anniversary of the Seattle Lease.

Our monthly base rent for the premises started at approximately $11,685 which commenced on March 1, 2018 and will increase on an annual basis up to approximately $12,397. In addition, we paid a security deposit to Pike in the amount of $37,192, subject to periodic reductions in the amount of $12,397 after each of the first and second anniversaries of the New Lease, which Pike may retain for base rent or other damages, in the event of our default under the New Lease.

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

The future minimum annual lease payments under the New Lease are as follows (in thousands):

2018	105
2019	144
2020	148
2021	25
Total	$422

Consolidated rent and operating expense relating to the Vancouver, Canada, Bothell, Washington and Seattle, Washington offices for the three months ended March 31, 2018 was $0.1 million. There was no rent related expense in the three months ended March 31, 2017.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2018.

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

11. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for in accordance with EITF No. 95-3 , “Recognition of

Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 4—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at March 31, 2018.

12. SUBSEQUENT EVENTS

From May 1, 2018 through May 9, 2018, we offered and sold 160,000 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $0.2 million. As of May 9, 2018 shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisine for smoking cessation. Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately six million deaths annually worldwide.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabexä. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

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

In July 2017, we filed our Investigational New Drug, or IND, application for cytisine with the FDA, which included non-clinical studies sponsored by the National Center for Complementary and Integrative Health, or NCCIH. The IND was accepted in late July 2017.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisine in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisine in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisine in 36 healthy volunteer smokers aged 18-65 years when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18‑65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisine. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study. The study is ongoing for enrolling subjects greater than 65 years of age.

In December 2017, we initiated a number of in vitro drug to drug interaction studies of cytisine and expect data from these studies to be available in the first half of 2018. Also in December 2017, we submitted a meeting request to hold a pre-Phase 3 meeting with the FDA to review our Phase 3 clinical program and overall development plans for cytisine. We received confirmation from the FDA for a meeting date scheduled in the second quarter of 2018. We intend to commence a Phase 3 clinical program in mid-2018, subject to FDA guidance and the availability of capital. In addition to the Phase 3 program, we expect to run additional supportive clinical studies including, but not limited to urine excretion, renal impairment and QT interval prolongation studies as well as supportive New Drug Application, or NDA, non-clinical chronic toxicity and carcinogenicity studies, subject to availability of capital.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $3.0 million for the three months ended March 31, 2018, and $0.2 million for the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $15.7 million, cash and cash equivalents balance of $4.2 million and a positive working capital balance of $2.2 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

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

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three month period ended March 31, 2018. The consolidated results of operations for the three month period ended March 31, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

In connection with the Arrangement, OncoGenex issued contingent value rights, or CVRs, on July 31, 2017 to their existing stockholders as of July 27, 2017. One CVR was issued for each share of their common stock outstanding as of the record date for such issuance.  The CVRs expired on August 17, 2017. A recovery of $0.2 million was recognized on our Consolidated Statements of Loss and Comprehensive Loss in 2017.

License Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisine, as well as a granted patent in several European countries related to new oral dosage forms of cytisine providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

In consideration of rights granted by the University of Bristol, we paid a nominal license fee and agreed to pay amounts of up to $3.2 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the University of Bristol License Agreement. Additionally, if we successfully commercialize any product candidates subject to the University of Bristol License Agreement, we are responsible for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products.

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

We manage our clinical trials through contract research organizations and independent medical investigators at our sites and at hospitals and expect this practice to continue. Due to our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing pre-clinical studies, and initiate new clinical trials and registration-enabling activities. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisine. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisine.”)

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at March 31, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	252,721	44.000	July 2019
(2) Series B Warrants issued in July 2014 financing	60,933	44.000	July 2019

No warrants were exercised during the three months ended March 31, 2018 or 2017.

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Research and development expenses

Our research and development expenses for our clinical development program for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Clinical development programs:
Cytisine	$422	$61
Other research and development	$779	$—
Total research and development expenses	$1,201	$61

Research and development expenses for the three months ended March 31, 2018 increased to $1.2 million from $61,000 for the three months ended March 31, 2017, respectively. The increase in 2018 as compared to 2017 was due to increased research and development activity for our cytisine clinical development program, including costs associated with the repeat dose pharmacokinetics trial and toxicology studies and increased employee expenses and facilities costs resulting from the Arrangement.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018 increased to $1.8 million from $0.3 million for the three months ended March 31, 2017. The increase in 2018 as compared to 2017 was due to increases in employee headcount, consulting fees, legal fees and professional fees as a result of the closing of the Arrangement and the integration of OncoGenex with our operations.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $15.7 million through March 31, 2018 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2018, we had a cash and cash equivalents balance of $4.2 million and a positive working capital balance of $2.2 million

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through payments from former collaborators and] equity financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisine and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

From September 14, 2017 through May 9, 2018, we offered and sold 1,833,778 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 328,947 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million. As of May 9, 2018 shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program.

Cash Flows

Cash Used by Operations

For the three months ended March 31, 2018, net cash used in operating activities was $2.2 million compared to $11,000 for the three months ended March 31, 2017. The increase in cash used in operations in 2018 as compared to 2017 was primarily attributable to increased personnel and facilities assumed in the Arrangement and increased research and development expenses for our cytisine program.

Cash Provided by Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $1.1 million compared to net cash provided by financing activities of $20,000 for the three months ended March 31, 2017. Net cash provided by financing activities in the three months ended March 31, 2018 relates to proceeds received from our purchase agreement with LPC. Net cash provided by financing activities in the three months ended March 31, 2018 relates to proceeds from promissory notes payable to a certain shareholder.

Cash Used by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $10,000 compared to zero for the three months ended March 31, 2017. Net cash provided by investing activities in the three months ended March 31, 2018 relates to cash received on the disposal of assets. There were no investing activities for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2018.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. For more information regarding our current contingencies and commitments, see note 10 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2018	2017
Total Assets	$8,460	$9,892
Total Liabilities	2,318	2,013
Total Equity	6,142	7,879

The decrease in assets at March 31, 2018 compared to December 31, 2017 was primarily due to a decrease in cash and cash equivalents as these assets have been used to fund operations. The increase in liabilities at March 31, 2018 compared to December 31, 2017 was primarily due to higher clinical related trade payables associated with increased cytisine development activity.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2017 in our Annual Report on Form 10-K filed with the SEC, on March 1, 2018. Since December 31, 2017, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2018 and the future adoption of recently issued accounting standards. We expect the adoption of ASU No. 2016-02, Leases, to have a significant impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest rate risk is the risk that the fair values and future cash flows of financial instruments will fluctuate because of the changes in market interest rates. We invest our cash in a variety of financial instruments, primarily in short-term bank deposits, money market funds, and domestic and foreign commercial paper and government securities. These investments are denominated in U.S. dollars, and we monitor our exposure to interest rate changes. We have very limited interest rate risk due to having only a few assets or liabilities subject to fluctuations in interest rates. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Due to the nature of our highly liquid marketable securities, a change in interest rates would not materially change the fair market value. We have estimated the effect on our portfolio of a hypothetical increase in interest rates by 1% to be a reduction of approximately $30,000 in the fair value of our investments as of March 31, 2018.

Foreign Currency Exchange Risk

We are exposed to risks associated with foreign currency transactions on certain contracts and payroll expenses related to our Canadian subsidiary, Achieve Life Sciences Technologies, Inc., denominated in Canadian dollars, and we have not hedged these amounts. As our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. Accordingly, changes in the value of the U.S. dollar relative to the Canadian dollar might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period. We have estimated the effect on our reported results of operations of a hypothetical increase of 10% in the exchange rate of the Canadian dollar against the U.S. dollar to be approximately $0.1 million for the three months ended March 31, 2018.

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

During the quarter ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidate.

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

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisine, and may be required to suspend development of cytisine. Our actual capital requirements will depend on numerous factors, including:

•	our commercialization activities and arrangements;

•	the progress and results of our research and development programs;

•	the progress of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals for our product candidate;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the terms of any new collaborative, licensing and other arrangements that we may establish.

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

Even if a product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing that candidate. Additionally, if we are not able to generate sufficient revenue from the sale of any approved products to cover our operating costs, we may never become profitable. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidate may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidate in those markets.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Risks Related to the Development of Our Product Candidate Cytisine

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in the supply of cytisine or in the Sopharma manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of cytisine will not occur in the future. Additionally, Sopharma may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or political instability in the countries in which Sopharma conducts its operations. If Sopharma were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to provide our product candidate to patients in clinical trials could be delayed or suspended. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Similar political instability could also harm the commercial production and supply of cytisine in the event that cytisine is ultimately approved for commercial sale.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisine and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Pharmacia Polanica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd

Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Aflofarm and others.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of cytisine will depend in part on the health care providers, patients, and third-party payors accepting cytisine as medically useful, cost-effective, and safe. Cytisine may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of cytisine will depend on a number of factors, including but not limited to:

•	the efficacy, if any, of cytisine as demonstrated in clinical trials and potential advantages over competing treatments, if any;

•	the clinical indications for which approval is granted, if any, including any limitations or warnings contained in cytisine’s approved labeling;

•	the cost of treatment;

•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend the product to patients based on such risks and benefits;

•	the marketing, sales and distribution support for cytisine;

•	the publicity concerning cytisine or competing products and treatments;

•	the pricing and availability of third-party insurance coverage and reimbursement; and

•	negative perceptions or experiences with our competitor’s products may be ascribed to cytisine; and

•	availability of cytisine from other suppliers and/or distributors.

Even if cytisine displays a favorable efficacy and safety profile upon approval, market acceptance of cytisine remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of cytisine, if any, may require significant investment and resources and may never be successful. Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisine, or a generic version of cytisine, which require a prescription. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other health care providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

Cytisine is not patentable in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisine without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisine products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisine. Third parties may also sell or distribute cytisine as a herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisine. Because we have no ability to set rigorous safety standards or control processes over third party manufacturers, sellers or distributors of cytisine, excluding Sopharma, these formulations of cytisine may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisine as a safe and effective smoking cessation aid.

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

Any delays in identifying suitable collaborators and entering into agreements to develop and/or commercialize cytisine could delay the development or commercialization of cytisine, which may reduce our competitiveness even if we reach the market. Absent a strategic collaborator, we would need to undertake development and/or commercialization activities at our own expense. If we elect to fund and undertake development and/or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our product candidate cytisine or bring it to market and our business may be materially and adversely affected.

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

Although a substantial amount of our effort will focus on clinical testing, approval, and potential commercialization of cytisine, our sole product candidate, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	Our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	our potential product candidates may not succeed in pre-clinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

•	potential product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a potential product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a potential product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

Presently, we have rights to the intellectual property through trade secrets, licenses from third parties and patent applications that we own. Our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we are unable to maintain effective proprietary rights for our product candidate or any future product candidates, we may not be able to compete effectively in our proposed markets.

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

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the USPTO and corresponding foreign patent offices. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third parties.

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

In a recent case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Cytisine is a naturally-occurring product and is not patentable. Our intellectual property strategy involves novel formulations of cytisine and there is no guarantee that such patents will be issued or if issued, will be broad enough to prevent competitors from developing competing cytisine products. Although we do not believe that any patents that may issue from our pending patent applications directed at our product candidate, if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisine and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisine or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in the our financial results.

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

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 9, 2018	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: May 9, 2018	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer