Form 10-Q/A
period 2018-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2018-05-23
CIK 949858

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

EXPLANATORY NOTE

Achieve Life Sciences, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, or the Original Form 10-Q, as an exhibit-only filing to re-file Exhibit 10.1 to the Original Form 10-Q, in response to comments the Company received from the Securities and Exchange Commission on a confidential treatment request the Company made for certain portions of Exhibit 10.1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.
#	Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018.
†	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHIEVE LIFE SCIENCES, INC.

Date: May 23, 2018	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: May 23, 2018	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer

4