Form 10-Q
period 2018-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2018-08-08
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2018
Common Stock, $0.001 par value	4,551,005

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$15,280	$5,284
Restricted cash [note 6 and note 9]	—	222
Amounts receivable	124	9
Prepaid expenses	168	393
Total current assets	15,572	5,908
Restricted cash [note 6]	50	50
Property and equipment, net	42	59
Other assets	101	309
License agreement [note 2, 4 and 5]	2,421	2,532
Goodwill [note 2 and 5]	1,034	1,034
Total assets	$19,220	$9,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$213
Accrued liabilities other	966	438
Accrued clinical liabilities	782	877
Accrued compensation	750	458
Current portion of long-term obligations [note 9]	11	27
Total current liabilities	2,760	2,013
Long-term obligations, less current portion [note 9]	18	—
Total liabilities	2,778	2,013
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,283 issued and outstanding at June 30, 2018 and zero issued and outstanding at December 31, 2017.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 4,238,526 and 1,195,675 issued at June 30, 2018 and December 31, 2017, respectively, and 4,238,526 and 1,194,793 outstanding at June 30, 2018 and December 31, 2017, respectively.	15	12
Additional paid-in capital	34,926	20,556
Accumulated deficit	(18,504)	(12,694)
Accumulated other comprehensive income	5	5
Total stockholders' equity	16,442	7,879
Total liabilities and stockholders' equity	19,220	9,892
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
EXPENSES
Research and development	1,045	62	2,246	123
General and administrative	1,751	93	3,564	352
Total operating expenses	2,796	155	5,810	475
OTHER INCOME (EXPENSE)
Interest income	17	—	27	—
Other expenses	(9)	(11)	(27)	(20)
Total other income (expense)	8	(11)	—	(20)
Net loss before income taxes	$(2,788)	$(166)	$(5,810)	$(495)
Recovery of deferred income taxes [note 4]	—	—	—	124
Net loss	(2,788)	(166)	(5,810)	(371)
OTHER COMPREHENSIVE LOSS
Net unrealized gain (loss) on foreign exchange	—	(1)	—	(1)
Total other comprehensive income	—	(1)	—	(1)
Comprehensive loss	$(2,788)	$(167)	$(5,810)	$(372)
Basic and diluted net loss per common share	$(1.82)	$(78.66)	$(4.18)	$(175.22)
Shares used in computation of basic and diluted net loss per common share	1,529,532	2,123	1,389,209	2,123

See accompanying notes

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(5,810)	$(371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	154	111
Deferred income tax (recovery) [note 2 and note 4]	—	(124)
Stock-based compensation [note 7 [c] and note 7 [d]]	378	—
Changes in operating assets and liabilities:
Amounts receivable	(21)	—
Prepaid expenses and other assets	433	2
Accounts payable	38	417
Accrued liabilities other	528	(64)
Accrued clinical liabilities	(95)	—
Accrued compensation	292	—
Lease obligation	2	—
Net cash used in operating activities	(4,101)	(29)
Financing Activities:
Proceeds from the sale of preferred stock, common stock and warrants, net of issuance costs	12,193	—
Proceeds from exercise of warrants, net of issuance costs	428	—
Stockholder loans	—	20
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	1,280	—
Net cash provided by financing activities	13,901	20
Investing Activities:
Purchase of property and equipment	(36)	—
Proceeds on disposal of assets	10	—
Net cash provided by investing activities	(26)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	9,774	(9)
Cash, cash equivalents and restricted cash at beginning of the period	5,556	15
Cash, cash equivalents and restricted cash at end of the period	$15,330	$6
Supplemental Disclosure of Cash Flow Information:
Non cash financing activities
Interest expense accrued but not yet paid	$—	$14

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisine for smoking cessation. We were incorporated in the state of Delaware, and operate out of Vancouver, British Columbia and Seattle, Washington.

On May 23, 2018, we effected a one-for-ten reverse stock split on our shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or ALS, as contemplated by the Merger Agreement between ALS and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of ALS, and as a result ALS became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. These consolidated financial statements account for the Arrangement between OncoGenex and ALS as a reverse merger, whereby ALS is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations for the three and six month periods ended June 30, 2018 include the results of operations of the combined company. The consolidated results of operations for the three and six month periods ended June 30, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex.

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

Liquidity and Going Concern Uncertainty

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $18.5 million through June 30, 2018. During the three and six months ended June 30, 2018, we incurred a net loss of $2.8 million and $5.8 million, respectively. As of June 30, 2018, we had a cash and cash equivalents balance of $15.3 million and a positive working capital balance of $12.8 million.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through the closing of the Arrangement (Note 2—Reverse Merger), debt and equity financing (Note 7—Common Stock). Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. REVERSE MERGER

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three and six months period ended June 30, 2018. The consolidated results of operations for the three and six months ended June 30, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex.

On August 1, 2017, our stockholders approved the Arrangement described above and on the same date, OncoGenex stockholders approved the Arrangement and a one-for-eleven reverse stock split of its common stock. The reverse stock split occurred immediately prior to the closing of the Arrangement. Resulting fractional shares were eliminated.

Under the purchase method of accounting, OncoGenex’s outstanding shares of common stock were valued using the closing price on The Nasdaq Capital Market of $46.20 as at August 1, 2017. There were 273,670 shares of common stock outstanding on August 1, 2017, immediately prior to closing. The fair value of the OncoGenex outstanding stock options was determined using the Black-Scholes pricing model with the following assumptions: stock price of $46.20, volatility of 97.23% to 106.63%, risk-free interest rate of 1.31% to 1.54%, and expected lives ranging from 1.82 to 3.31 years. The fair value of the OncoGenex outstanding warrants was determined using the Black-Scholes pricing model with the following assumptions: stock price of $46.20, volatility of 90.33% to 106.08%, risk-free interest rate of 1.32% to 1.53%, and expected lives ranging from 1.91 to 3.24 years.

The final purchase price is summarized as follows (dollars in thousands, except per share amounts):

Shares of the combined company to be owned by OncoGenex equity holders	273,671
Multiplied by the price per share of OncoGenex stock	$46.20
Value of shares of the combined company owned by OncoGenex equity holders	$12,643
Fair value of options and warrants assumed	$207
Fair value of contingent value rights assumed	$200
Total purchase price	$13,050

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss applicable to common shareholders	$(4,747)	$(3,163)	$(7,769)	$(6,637)
Net loss per share-basic and diluted	$(3.10)	$(11.50)	$(5.59)	$(24.08)
Weighted average shares	1,529,532	275,093	1,389,209	275,612

3. ACCOUNTING POLICIES

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

We acquired license and supply agreements, in relation to cytisine upon the acquisition of Extab Corporation, or Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(696)	$2,421	$3,117	$(585)	$2,532

For the three and six months ended June 30, 2018 we recorded license agreement amortization expense of $0.1 million and $0.1 million. For the three and six months ended June 30, 2017 we recorded license agreement amortization expense of $0.1 million and $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2018:

Year Ending December 31,
2018	111
2019	223
2020	223
2021	223
2022	223
Thereafter	1,418
Total	$2,421

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisine, and concluded no impairment has occurred as of June 30, 2018.

5. LICENSE AGREEMENTS

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2018, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

6. FAIR VALUE MEASUREMENTS

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

Warrants

As of June 30, 2018, the fair value of the warrant liability was insignificant. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,083	$—	$—	$1,083
Money market securities (cash equivalents)	14,197	—	—	14,197
Restricted cash (Note 6)	50	—	—	50
Total assets	$15,330	$—	$—	$15,330

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2018	Cost	Gains	Losses	Fair Value
Cash	$1,083	$—	$—	$1,083
Money market securities	14,197	—	—	14,197
Total cash and cash equivalents	$15,280	$—	$—	$15,280
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2018 and 2017.

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

7. COMMON STOCK

[a]	Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

On May 22, 2018, the Company filed an amendment to its Articles of Incorporation and effected as of May 23, 2018 a one-for-ten reverse stock split of its issued and outstanding shares of common stock, $0.001 par value and a certificate of amendment to its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000.

[b]	Issued and outstanding shares

Purchase Agreement and Financing with Lincoln Park Capital

On September 14, 2017 we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, or Purchase Agreement, pursuant to which we have the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018 we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the purchase agreement) in order to be able to sell to LPC the full amount remaining under the purchase agreement.

Pursuant to the Purchase Agreement, LPC initially purchased 32,895 of our units, or the Units, at a purchase price of $30.40 per unit, with each Unit consisting of (a) one share of our Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $34.96 per share, or Warrant.  Each Warrant is exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 8,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The Nasdaq Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $20.00 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 12,352 shares of common stock; no cash proceeds were received from the issuance of these shares.

From September 14, 2017 through June 30, 2018, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million. As of June 30, 2018 shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock par value $0.001 per share convertible into 250 shares of common stock and warrants to purchase 250 shares of common stock.

Each Warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after the June 19, 2018, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the Measurement Period, which Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the Warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series A Convertible Preferred Stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to (i) the registration statement on Form S-1 (File No. 333-224840), and each amendment thereto, which was initially filed with the SEC, on May 10, 2018 and declared effective by the SEC on June 14, 2018 and the registration statement on Form S-1 (File No. 333- 225649) filed by the us with the SEC pursuant to Rule 462(b) of the Securities Act of 1933 on June 14, 2018.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the Overallotment Option, to purchase up to 450,000 additional shares of common stock and/or warrants to purchase up to 450,000 shares of Common Stock solely to cover over-allotments. The Overallotment Option was exercised in full on June 18, 2018.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.6 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.2 million

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of June 30, 2018, 6,627 shares of the Series A Convertible Preferred Stock had been converted into 1,656,750 shares of common stock, and 2,531 shares of the Series A Convertible Preferred Stock remained outstanding.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2018 and 2017, we issued no shares of common stock to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2017 Equity Incentive Plan

As of June 30, 2018, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 104,910 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours.

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

2010 Performance Incentive Plan

As of June 30, 2018, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 26,317 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 20,394 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	111,578	$80.01
Forfeited	(393)	160.79
Balance, June 30, 2018	111,185	$79.73

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions. No stock options were granted for the three and six months ended June 30, 2018 and 2017.

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$63	$—	$120	$—
General and administrative	$134	—	258	—
Total stock-based compensation	$197	$—	$378	$—

As of June 30, 2018 and December 31, 2017, the total unrecognized compensation expense related to stock options granted was $1.6 million and $2.0 million, respectively, which is expected to be recognized as expense over a period of approximately 3.0 years from June 30, 2018.

For the three and six months ended June 30, 2018, a total of 3.4 million shares, consisting of  3.3 million warrants, 0.1 million options and 20,394 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2017, we had no shares underlying options, restricted stock units or warrants.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2018, we recorded a compensation expense of $37,000, related to these awards. We did not have any restricted stock units outstanding during the three and six months ended June 30, 2017.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2018:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2017	21,066	$38.87
Forfeited or expired	(672)	141.57
Balance, June 30, 2018	20,394	$35.48

As of June 30, 2018, we had approximately $0.5 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.0 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at June 30, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.00	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	2,175	264.00	October 2020
(4) Warrants issued in September 2017 financing	8,224	34.96	March 2023
(5) Warrants issued in June 2018 financing	3,287,500	4.00	June 2023

For the three and six months ended June 30, 2018, 130,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $0.5 million of which $0.1 million was receivable as at June 30, 2018. No warrants were exercised during the three and six months ended June 30, 2017. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing and the warrants issued in the June 2018 financing, are classified as equity. The Series A and Series B warrants assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at June 30, 2018 and Dec 31, 2017, the fair value of the warrants was insignificant.

8. RELATED PARTY TRANSACTION

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from

Ricanto in 2017. As of December 31, 2016, we recorded amounts payable to Ricanto of $0.6 million in accrued liabilities on our balance sheet. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately 17,067 shares of common stock post-conversion. As of June 30, 2018 we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016 the outstanding principal, included in shareholder loans with related parties, was $0.2 million and accrued interest payable was $3,000. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement , par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 5,246 shares of common stock post-conversion As of June 30, 2018 we had no outstanding principal or accrued interest with the related party.

We borrowed $2.7 million on May 18, 2015, through a convertible promissory note payable to a Lender of ours. The note matures and is payable upon demand one year from the date of the note. Interest accrues at an annual rate of 3.5%. On September 30, 2015 the Lender converted $2.0 million in principal into 4,500 shares of our common stock, prior to the closing of the Arrangement, par value $0.01, and became a principal stockholder. On March 7, 2017 we borrowed $20,000 through a note payable to the Lender. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016, the outstanding principal balance, included in shareholder loans with related parties, was $0.7 million and had accrued interest payable of $35,000. On July 24, 2017, the Lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 182,743 shares of common stock post-conversion. As of June 30, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on May 11, 2015 with one of our principal stockholders to serve as our CEO. We terminated the employment agreement on December 31, 2016. From May 11, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.7 million and was accrued on our balance sheet as Accrued compensation. On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.4 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 8,551 shares of common stock post-conversion. As of June 30, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on August 17, 2015 with one of our principal stockholders to serve as our Chief Financial Officer, or CFO. We terminated the employment agreement on December 31, 2016. From August 17, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.3 million and was accrued on our balance sheet as Accrued compensation. On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.2 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 4,563 shares of common stock post-conversion. As of June 30, 2018 we had no outstanding principal or accrued interest with the related party.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at June 30, 2018.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$23	$23	$—	$—	$—
Seattle office operating lease	$387	$106	$281	$—	$—
Total	$410	$129	$281	$—	$—

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in September 2018. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2018 so long as we provide three months prior written notice to the landlord.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2018	23
Total	$23

In July 2018, we entered into an amendment of our operating lease agreement for office space in Vancouver, Canada, on the same financial terms, to extend the lease through the end of January 2019.

In February 2015, we entered into an office lease with Grosvenor International (Atlantic Freeholds) Limited, or Landlord, pursuant to which we leased approximately 11,526 square feet located at 19820 North Creek Parkway, Bothell, Washington, 98011, which commenced on February 15, 2015. The initial term of this lease was set to expire on April 30, 2018, with an option to extend the term for one approximately three-year period. Our monthly base rent for the premises started at approximately $18,000 which commenced on May 1, 2015 and increased on an annual basis up to approximately $20,000. We received a construction allowance, for leasehold improvements that we made, of approximately $0.1 million. We were responsible for 17% of taxes levied upon the building during each calendar year of the term. We delivered to the Landlord a letter of credit in the amount of $0.2 million, in accordance with the terms of the lease, which the Landlord may draw upon for base rent or other damages in the event of our default under this lease. In August 2015 we exercised our expansion option for an additional 2,245 square feet of office space, which commenced on August 1, 2015. We did not exercise our renewal option under the lease agreement. We negotiated an early termination and the lease expired on March 31, 2018.

On December 11, 2017, we entered into a lease, or the Seattle Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The initial term of the Seattle Lease will expire at the end of the month on the third anniversary of the Seattle Lease.

Our monthly base rent for the premises started at approximately $11,685 which commenced on March 1, 2018 and will increase on an annual basis up to approximately $12,397. In addition, we paid a security deposit to Pike in the amount of $37,192, subject to periodic reductions in the amount of $12,397 after each of the first and second anniversaries of the Seattle Lease, which Pike may retain for base rent or other damages, in the event of our default under the Seattle Lease.

We may not assign or sublet all or any portion of the premises without the consent of Pike, and Pike shall be entitled to 50% of any profit which we may receive above and beyond the rental price of the Seattle Lease. Upon receipt of notice of our intent to assign or sublease any portion of the leased premises, Pike may terminate that portion of the premises within 30 days, and provided, that if such portion constitutes 50% or more of the total square footage of the premises, Pike may terminate the Seattle Lease in its entirety.

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2018	70
2019	144
2020	148
2021	25
Total	$387

Consolidated rent and operating expense relating to the Vancouver, Canada, Bothell, Washington and Seattle, Washington offices for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively. There was no rent related expense in the three and six months ended June 30, 2017.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2018.

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

10. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for in accordance with EITF No. 95-3 , “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 4—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at June 30, 2018.

11. SUBSEQUENT EVENTS

From July 1, 2018 through August 8, 2018, 500 shares of the Series A Convertible Preferred Stock had been converted into 125,000 shares of common stock, and 3,283 shares of the Series A Convertible Preferred Stock remained outstanding.

From July 1, 2018 through August 8, 2018, 187,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $0.8 million.

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

Reverse Stock Split

On May 22, 2018, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation and effected as of May 23, 2018 a one-for-ten reverse stock split of our issued and outstanding shares of common stock. We also filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000.

Arrangement Agreement

As discussed in the notes to the financial statements above, during 2017, we completed the Arrangement with OncoGenex. For more information concerning the Arrangement, see the discussion of the Arrangement in Note 2 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisine for smoking cessation. Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

Cytisine is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. It is estimated that over 20 million people have used cytisine to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

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

Investigational New Drug, or IND-enabling, non-clinical toxicology studies completed to date have been sponsored by the National Center for Complementary and Integrative Health, or NCCIH, division of the National Institutes of Health, or NIH, in addition to the National Cancer Institute. In June 2017, we filed our IND application for cytisine with the U.S Food and Drug Administration, or FDA, which included NCCIH sponsored non-clinical studies.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisine in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisine in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisine in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisine. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study. The study is ongoing for enrolling subjects greater than 65 years of age. We expect final data results to be available in the first quarter of 2019.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisine and results from these studies were submitted with the IND in the first quarter of 2018 and announced in June 2018. These studies demonstrated that cytisine has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisine may be administered with other medications without the need to modify the dose of the co-administered drug.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisine. Our most recent meeting was an end of Phase 2 meeting with the FDA in May of 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisine to support a New Drug Application, or NDA. This recent review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional human studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

We plan to initiate a Phase 2b optimization study in the fourth quarter of 2018 to further evaluate our dosing regimens, efficacy, and safety in approximately 250 smokers in the United States. The study will evaluate the safety, efficacy, and compliance profiles of 1.5mg and 3mg of cytisine dosing versus placebo and will include behavioral support for all subjects. The primary endpoint of the study will be an assessment of reduction in overall cigarettes smoking during the study. Secondary endpoints will include smoking abstinence and quit rates at various time points. The study would be used to further define our pivotal Phase 3 clinical trial plans for dosing, compliance and behavioral support in United States subjects. We expect top line results in the second quarter of 2019.

A new cytisine tablet with improved shelf life has been formulated. In May 2018, we initiated another study to evaluate the effect of food on the bioavailability of cytisine in volunteer smokers using this new formulation. We expect the results of this study to be available in the third quarter of 2018.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $2.8 million and $5.8 million for the three and six months ended June 30, 2018, respectively. Our net loss was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $18.5 million, cash and cash equivalents balance of $15.3 million and a positive working capital balance of $12.8 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

Recent Corporate History

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or ALS, as contemplated by the Merger Agreement between ALS and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of ALS, and as a result ALS became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 2, 2017 and our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three and six month period ended June 30, 2018. The consolidated results of operations for the three and six month period ended June 30, 2017 include only our consolidated results of operations and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisine across all therapeutic categories from the University of Bristol from research activities into cytisine and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2018, we have paid the University of Bristol $50,000 pursuant to the University of Bristol License Agreement.

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at June 30, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.000	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.000	July 2019

No warrants classified as liabilities were exercised during the three and six months ended June 30, 2018 or 2017.

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

Results of Operations

For the three and six months ended June 30, 2018 and 2017

Research and development expenses

Our research and development expenses for our clinical development program for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Clinical development programs:
Cytisine	$1,045	$62	$2,246	$123
Total research and development expenses	$1,045	$62	$2,246	$123

Research and development expenses for the three and months ended June 30, 2018 increased to $1.0 million and $2.2 million from $0.1 million and $0.1 million for the three and six months ended June 30, 2017, respectively. The increase in 2018 as compared to 2017 was due to increased research and development activity for our cytisine clinical development program, including costs associated with the repeat dose pharmacokinetics trial and toxicology studies and increased employee expenses and facilities costs resulting from the Arrangement.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2018 increased to $1.8 million and $3.6 million from $0.1 million and $0.4 million for the three and six months ended June 30, 2017. The increase in 2018 as compared to 2017 was due to increases in employee headcount, consulting fees, legal fees and professional fees as a result of the closing of the Arrangement and the integration of OncoGenex with our operations.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $18.5 million through June 30, 2018 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2018, we had a cash and cash equivalents balance of $15.3 million and a positive working capital balance of $12.8 million

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through payments from former collaborators and equity financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisine and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

The consolidated financial results do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Lincoln Park Capital Equity Line

On September 14, 2017, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, or Purchase Agreement, pursuant to which we have the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018 we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the purchase agreement) in order to be able to sell to LPC the full amount remaining under the purchase agreement.

Pursuant to the Purchase Agreement, LPC initially purchased 32,895 of our units, or the Units, purchase price of $30.40 per unit, with each Unit consisting of (a) one share of our Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $34.96 per share, or Warrant. Each Warrant is exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments. The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 8,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The Nasdaq Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $20.00 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 12,351 shares of common stock; no cash proceeds were received from the issuance of these shares.

From September 14, 2017 through August 8, 2018, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million. As of August 8, 2018 shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock convertible into 250 shares of common stock and warrants to purchase 250 shares of common stock.

Each Warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after the June 19, 2018, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the Measurement Period, which Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the Warrants then outstanding

The Class A Units and Class B Units were not certificated and the shares of common stock, Series A Convertible preferred stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to (i) the registration statement on Form S-1 (File No. 333-224840), and each amendment thereto, which was initially filed with the SEC, on May 10, 2018 and declared effective by the SEC on June 14, 2018, and the registration statement on Form S-1 (File No. 333- 225649) filed by the us with the SEC pursuant to Rule 462(b) of the Securities Act of 1933 on June 14, 2018.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the Overallotment Option, to purchase up to 450,000 additional shares of common stock and/or warrants to purchase up to 450,000 shares of Common Stock solely to cover over-allotments. The Overallotment Option was exercised in full on June 18, 2018.

We received net proceeds of approximately $12.2 million, after deducting underwriting discounts and commissions and offering expenses.

From June 19, 2018 to August 8, 2018, 7,127 shares of the Series A Convertible Preferred Stock had been converted into 1,781,750 shares of common stock, and 2,031 shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through August 8, 2018, 318,000 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $1.3 million. No warrants were exercised during the three and six months ended 2017.

Cash Flows

Cash Used by Operations

For the six months ended June 30, 2018, net cash used in operating activities was $4.1 million compared to $29,000 for the six months ended June 30, 2017. The increase in cash used in operations in 2018 as compared to 2017 was primarily attributable to increased personnel and facilities assumed in the Arrangement and increased research and development expenses for our cytisine program.

Cash Provided by Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $13.9 million compared to $20,000 for the six months ended June 30, 2017. Net cash provided by financing activities in the six months ended June 30, 2018 relates to proceeds received from our June 2018 financing and our purchase agreement with LPC. Net cash provided by financing activities in the six months ended June 30, 2017 relates to proceeds from promissory notes payable to a certain shareholder.

Cash Used by Investing Activities

Net cash used by investing activities for the six months ended June 30, 2018 was $26,000 compared to zero for the six months ended June 30, 2017. Net cash used by investing activities in the six months ended June 30, 2018 relates to the purchase of capital assets. There were no investing activities for the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2018.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. For more information regarding our current contingencies and commitments, see note 9 to the financial statements included above.

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2018	2017
Total Assets	$19,220	$9,892
Total Liabilities	2,778	2,013
Total Equity	16,442	7,879

The increase in assets at June 30, 2018 compared to December 31, 2017 was due to proceeds received from our June 2018 financing. The increase in liabilities at June 30, 2018 compared to December 31, 2017 was primarily due to higher clinical related trade payables associated with increased cytisine development activity.

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

During the quarter ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to our purchase agreement with LPC, we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of $10.0 million and we have exercised this right. We have directed LPC to purchase additional shares and may further direct LPC to purchase additional shares as often as every business day over the 30-month term of the Purchase Agreement in increments of up to 8,000 shares of common stock, with such amounts increasing as the closing sale price of our common stock increases. The purchase price of shares of common stock pursuant to the Purchase Agreement have been and will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we have controlled and will control the timing and amount of any sales of common stock to LPC. In addition, we have directed and we may direct LPC in the future to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $20.00 per share. The sale of additional shares of our common stock pursuant to our purchase agreement with LPC has or will have a dilutive impact on our existing stockholders. Sales by us to LPC could cause the market price of our common stock to decline significantly. Sales of our common stock under the purchase agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the purchase agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

3.1

Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2018.)

3.2

Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2018.)

3.3

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on June 18, 2018, with respect to the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 20, 2018.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 20, 2018.)

4.2	Form of Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2018.)

10.1	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2018.)

10.2	Employment Agreement between the Company and Anthony Clarke, executed May 22, 2018 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 8, 2018	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: August 8, 2018	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer