Form 10-Q
period 2018-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2018-11-07
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2018
Common Stock, $0.001 par value	6,721,103

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$11,755	$5,284
Restricted cash [note 6 and note 9]	—	222
Short-term investments [note 6]	1,390	—
Amounts receivable	25	9
Prepaid expenses	349	393
Total current assets	13,519	5,908
Restricted cash [note 6]	50	50
Property and equipment, net	32	59
Other assets	141	309
License agreement [note 2, 4 and 5]	2,365	2,532
Goodwill [note 2 and 5]	1,034	1,034
Total assets	$17,141	$9,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458	$213
Accrued liabilities other	755	438
Accrued clinical liabilities	667	877
Accrued compensation	1,071	458
Current portion of long-term obligations [note 9]	11	27
Total current liabilities	2,962	2,013
Long-term obligations, less current portion [note 9]	15	—
Total liabilities	2,977	2,013
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 652 issued and outstanding at September 30, 2018 and zero issued and outstanding at December 31, 2017.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 4,901,095 and 1,195,675 issued at September 30, 2018 and December 31, 2017, respectively, and 4,901,095 and 1,194,793 outstanding at September 30, 2018 and December 31, 2017, respectively.	16	12
Additional paid-in capital	35,887	20,556
Accumulated deficit	(21,744)	(12,694)
Accumulated other comprehensive income	5	5
Total stockholders' equity	14,164	7,879
Total liabilities and stockholders' equity	$17,141	$9,892
Going concern [note 1]
Subsequent events [note 11]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
EXPENSES
Research and development	1,541	825	3,787	948
General and administrative	1,753	1,550	5,317	1,902
Total operating expenses	3,294	2,375	9,104	2,850
OTHER INCOME (EXPENSE)
Interest income	61	9	88	9
Bargain purchase gain [note 2]	—	1,272	—	1,272
Contingent value rights recovery [note 2]	—	200	—	200
Change in value of warrant liability	—	111	—	111
Loss on disposition of intangible asset [note 4]	—	(8,610)	—	(8,610)
Other expenses	(7)	(7)	(34)	(26)
Total other income (expense)	54	(7,025)	54	(7,044)
Net loss before income taxes	$(3,240)	$(9,400)	$(9,050)	$(9,894)
Recovery of deferred income taxes [note 4]	—	2,928	—	3,051
Net loss	(3,240)	(6,472)	(9,050)	(6,843)
OTHER COMPREHENSIVE LOSS
Net unrealized gain (loss) on foreign exchange	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive loss	$(3,240)	$(6,472)	$(9,050)	$(6,843)
Basic and diluted net loss per common share	$(0.71)	$(8.96)	$(3.70)	$(28.10)
Shares used in computation of basic and diluted net loss per common share	4,533,943	722,583	2,448,962	243,510

See accompanying notes

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net loss	$(9,050)	$(6,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of warrant liability [note 6 and note 7 [f]]	—	(111)
Depreciation and amortization [note 4]	220	191
Deferred income tax (recovery) [note 2 and note 4]	—	(3,051)
Stock-based compensation [note 7 [c] and note 7 [d]]	588	152
Bargain purchase gain [note 2]	—	(1,272)
Loss on disposition [note 2]	—	8,610
Contingent value rights liability recovery [note 2]	—	(200)

Changes in operating assets and liabilities:
Amounts receivable	(16)	(164)
Prepaid expenses and other assets	212	(1,597)
Accounts payable	245	400
Accrued liabilities other	317	(1,123)
Accrued clinical liabilities	(210)	162
Accrued compensation	613	(685)
Lease obligation	(1)	47
Net cash used in operating activities	(7,082)	(5,484)
Financing Activities:
Proceeds from the sale of preferred stock, common stock and warrants, net of issuance costs	12,193	—
Proceeds from exercise of warrants, net of issuance costs	1,274	—
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	1,280	1,129
Taxes paid related to net share settlement of equity awards	—	(22)
Net cash provided by financing activities	14,747	1,107
Investing Activities:
Purchase of property and equipment	(36)	—
Proceeds on disposal of assets	10	—
Purchase of investments	(1,390)	—
Cash received on reverse merger of OncoGenex [note 2]	—	12,376
Net cash provided by investing activities	(1,416)	12,376
Effect of exchange rate changes on cash	—	7
Net increase (decrease) in cash, cash equivalents and restricted cash	6,249	8,006
Cash, cash equivalents and restricted cash at beginning of the period	5,556	15
Cash, cash equivalents and restricted cash at end of the period	$11,805	$8,021

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company, incorporated in the state of Delaware, and operate out of Vancouver, British Columbia and Seattle, Washington. We are committed to the global development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names, or USAN, Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine in the third quarter of 2018. USAN is responsible for selecting simple, informative and unique generic drug names. The USAN Council establishes logical nomenclature classifications based on pharmacological and/or chemical relationships.

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or ALS, as contemplated by the Merger Agreement between ALS and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of ALS, and as a result ALS became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. These consolidated financial statements account for the Arrangement between OncoGenex and ALS as a reverse merger, whereby ALS is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations for the three and nine month periods ended September 30, 2018 include the results of operations of the combined company. The consolidated results of operations for the three and nine month periods ended September 30, 2017 include our consolidated results of operations and the results of OncoGenex following the completion of the Arrangement on August 1, 2017.

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

Liquidity and Going Concern Uncertainty

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $21.7 million through September 30, 2018. During the three and nine months ended September 30, 2018, we incurred a net loss of $3.2 million and $9.1 million, respectively. As of September 30, 2018, we had a cash, cash equivalents and short term investments balance of $13.2 million and a positive working capital balance of $10.6 million.

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

2. REVERSE MERGER

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three and nine months period ended September 30, 2018. The consolidated results of operations for the three and nine month periods ended September 30, 2017 include only our consolidated results of operations and the results of OncoGenex following the completion of the Arrangement on August 1, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss applicable to common shareholders	$(3,240)	$(9,730)	$(9,050)	$(10,100)
Net loss per share-basic and diluted	$(0.71)	$(13.47)	$(3.70)	$(41.48)
Weighted average shares	4,533,943	722,583	2,448,962	243,510

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

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board, or FASB, issued its new leases standard, ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2019 and interim periods within that year.  This standard is expected to have an impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures.

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

We acquired license and supply agreements, in relation to cytisinicline upon the acquisition of Extab Corporation, or Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(752)	$2,365	$3,117	$(585)	$2,532

For the three and nine months ended September 30, 2018 we recorded license agreement amortization expense of $0.1 million and $0.2 million. For the three and nine months ended September 30, 2017 we recorded license agreement amortization expense of $0.1 million and $0.2 million. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2018:

Year Ending December 31,
2018	55
2019	223
2020	223
2021	223
2022	223
Thereafter	1,418
Total	$2,365

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment has occurred as of September 30, 2018.

5. LICENSE AGREEMENTS

Sopharma License and Supply Agreements

In 2009 and 2010, we entered into a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries including Germany, France and Italy related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark Tabex in all territories—other than certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam, where Sopharma or its affiliates and agents already market Tabex—in connection with the marketing, distribution and sale of products. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-teens percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to cooperate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex. Sopharma has the right to terminate the Sopharma License Agreement upon the termination or expiration of the Sopharma Supply Agreement. The Sopharma License Agreement will also terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On July 28, 2017, we and Sopharma entered into the amended and restated Sopharma Supply Agreement. Pursuant to the amended and restated Sopharma Supply Agreement, for territories as detailed in the licensing agreement, we will exclusively purchase all of our cytisinicline from Sopharma, and Sopharma agrees to exclusively supply all such cytisinicline requested by us, and we extended the term to 2037. In addition, Achieve will have full access to the cytisinicline supply chain and Sopharma will manufacture sufficient cytisinicline to meet a forecast for a specified demand of cytisinicline for the five years commencing shortly after the commencement of the agreement, with the forecast to be updated regularly thereafter. Each of us and Sopharma may terminate the Sopharma Supply Agreement in the event of the other party’s material breach or bankruptcy or insolvency.

University of Bristol License Agreement

In July 2016, we entered into a license agreement with the University of Bristol, or the University of Bristol License Agreement. Under the University of Bristol License Agreement, we received exclusive and nonexclusive licenses from the University of Bristol to certain patent and technology rights resulting from research activities into cytisinicline and its derivatives for use in smoking cessation, including a number of patent applications related to novel approaches to cytisinicline binding at the nicotinic receptor level. Any patents issued in connection with these applications would be scheduled to expire on February 5, 2036 at the earliest.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2018, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

Unless otherwise terminated, the University of Bristol License Agreement will continue until the earlier of July 2036 or the expiration of the last patent claim subject to the University of Bristol License Agreement. We may terminate the University of Bristol License Agreement for convenience upon a specified number of days’ prior notice to the University of Bristol. The University of Bristol License Agreement will terminate under customary termination provisions including bankruptcy or insolvency or its material breach of the agreement. Under the terms of the University of Bristol License Agreement, we had provided 100 grams of cytisinicline to the University of Bristol as an initial contribution.

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

Warrants

As of September 30, 2018, the fair value of the warrant liability was insignificant. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,936	$—	$—	$2,936
Money market securities (cash equivalents)	8,819	—	—	8,819
Restricted cash (Note 6)	50	—	—	50
Corporate bonds and commercial paper (short term investments)	—	1,390	—	1,390
Total assets	$11,805	$1,390	$—	$13,195

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2018	Cost	Gains	Losses	Fair Value
Cash	$2,936	$—	$—	$2,936
Money market securities	8,819	—	—	8,819
Total cash and cash equivalents	$11,755	$—	$—	$11,755
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	$1,390	—	—	$1,390
Total short-term investments	$1,390	$—	$—	$1,390

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2018 and 2017.

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

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 8,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The Nasdaq Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $20.00 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 12,352 shares of common stock; no cash proceeds were received from the issuance of these shares. The consideration of 12,352 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

From September 14, 2017 through September 30, 2018, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million. As of September 30, 2018 shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program. However, pursuant to the terms of the June 2018 underwritten public offering, we are restricted from utilizing the Purchase Agreement, or any variable rate transaction that results in additional shares of our common stock being issued at a price that is based upon or varies with our common stock trading price, for six months following the closing date.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock par value $0.001 per share convertible at any time at the holder’s option into 250 shares of common stock and warrants to purchase 250 shares of common stock.

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

As of September 30, 2018, 8,506 shares of the Series A Convertible Preferred Stock had been converted into 2,126,500 shares of common stock, and 652 shares of the Series A Convertible Preferred Stock remained outstanding.

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2018 and 2017, we issued no shares of common stock to satisfy stock options exercises and 5,340 shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of September 30, 2018, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,000,000 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 386,650 were reserved for options currently outstanding and 613,350 were available for future equity grants.

Under the 2018 Plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. In addition, the 2018 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2017 Equity Incentive Plan

As of September 30, 2018, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

Under the 2017 Plan, we granted options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our board of directors but was at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our board of directors. The expiry date for each option was set by our board of directors with a maximum expiry date of ten years from the date of grant. In addition, the 2017 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2010 Performance Incentive Plan

As of September 30, 2018, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 21,079 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 15,156 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	111,578	$80.01
Granted	554,400	2.81
Forfeited	(393)	160.79
Balance, September 30, 2018	665,585	$15.65

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rates	2.93%	1.95%
Expected dividend yield	0%	0%
Expected life	5.68	6.00
Expected volatility	88.23%	86.06%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$70	$43	$190	$43
General and administrative	$140	109	398	109
Total stock-based compensation	$210	$152	$588	$152

As of September 30, 2018 and December 31, 2017, the total unrecognized compensation expense related to stock options granted was $2.6 million and $2.0 million, respectively, which is expected to be recognized as expense over a period of approximately 3.1 years from September 30, 2018.

For the three and nine months ended September 30, 2018, a total of 3,854,505 shares, consisting of  3,173,764 warrants, 665,585 options and 15,156 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2017, a total of 174,408 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2018, we recorded a compensation expense of $37,000 and $0.1 million, related to these awards, compared to $0.1 million and $0.1 million for the three and nine months ended September 30, 2017.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2018:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2017	21,066	$38.87
Released	(5,340)	55.62
Forfeited or expired	(570)	97.03
Balance, September 30, 2018	15,156	$30.78

As of September 30, 2018, we had approximately $0.4 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.8 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at September 30, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.00	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	2,175	264.00	October 2020
(4) Warrants issued in September 2017 financing	8,224	34.96	March 2023
(5) Warrants issued in June 2018 financing	3,132,000	4.00	June 2023

For the three and nine months ended September 30, 2018, 187,500 and 318,000, respectively, of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $0.8 million and $1.3 million, respectively. No warrants were exercised during the three and nine months ended September 30, 2017. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing and the warrants issued in the June 2018 financing, are classified as equity. The Series A and Series B warrants assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at September 30, 2018 and Dec 31, 2017, the fair value of the warrants was insignificant.

8. RELATED PARTY TRANSACTIONS

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from Ricanto in 2017. As of December 31, 2016, we recorded amounts payable to Ricanto of $0.6 million in accrued liabilities on our balance sheet. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately 17,067 shares of common stock post-conversion. As of September 30, 2018 we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016 the outstanding principal, included in shareholder loans with related parties, was $0.2 million and accrued interest payable was $3,000. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 5,246 shares of common stock post-conversion As of September 30, 2018 we had no outstanding principal or accrued interest with the related party.

We borrowed $2.7 million on May 18, 2015, through a convertible promissory note payable to a Lender of ours. The note matures and is payable upon demand one year from the date of the note. Interest accrues at an annual rate of 3.5%. On September 30, 2015 the Lender converted $2.0 million in principal into 4,500 shares of our common stock, prior to the closing of the Arrangement, par value $0.01, and became a principal stockholder. On March 7, 2017 we borrowed $20,000 through a note payable to the Lender. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016, the outstanding principal balance, included in shareholder loans with related parties, was $0.7 million and had accrued interest payable of $35,000. On July 24, 2017, the Lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 182,743 shares of common stock post-conversion. As of September 30, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on May 11, 2015 with one of our principal stockholders to serve as our CEO. We terminated the employment agreement on December 31, 2016. From May 11, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.7 million and was accrued on our balance sheet as Accrued compensation. On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.4 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 8,551 shares of common stock post-conversion. As of September 30, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on August 17, 2015 with one of our principal stockholders to serve as our Chief Financial Officer, or CFO. We terminated the employment agreement on December 31, 2016. From August 17, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.3 million and was accrued on our balance sheet as Accrued compensation. On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.2 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately, 4,563 shares of common stock post-conversion. As of September 30, 2018 we had no outstanding principal or accrued interest with the related party.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at September 30, 2018.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$32	$32	$—	$—	$—
Seattle office operating lease	$352	$143	$209	$—	$—
Total	$384	$175	$209	$—	$—

Lease Arrangements

We have an operating lease agreement for office space being used in Vancouver, Canada, which expires in January 2019. Pursuant to the operating lease agreement, we have the option to terminate the lease early without penalty at any time after January 1, 2018 so long as we provide three months prior written notice to the landlord.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2018	24
2019	8
Total	$32

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2018	35
2019	144
2020	148
2021	25
Total	$352

Consolidated rent and operating expense relating to the Vancouver, Canada, Bothell, Washington and Seattle, Washington offices for the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2017 was $0.1 million and $0.1 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2018.

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

10. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” as part of the purchase price allocation (Note 4—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at September 30, 2018.

11. SUBSEQUENT EVENTS

October 2018 Registered Direct Offering

On October 3, 2018 we completed a registered direct offering, pursuant to which we sold 1,789,258 shares of common stock at a price of $3.1445. We also issued to the investors in a concurrent private placement unregistered warrants to purchase up to 0.5 shares of common stock for each share purchased in the registered direct offering with an exercise price of $3.1445 per share. The warrants were exercisable immediately upon issuance and will expire five years following the date of issuance.

The registered direct offering raised total gross proceeds of $5.6 million, and after deducting approximately $0.6 million in placement agent fees and offering expenses, we received net proceeds of $5.0 million.

The placement agent fees and offering expenses have been charged against the gross proceeds.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names, or USAN, Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine in the third quarter of 2018. USAN is responsible for selecting simple, informative and unique generic drug names. The USAN Council establishes logical nomenclature classifications based on pharmacological and/or chemical relationships. Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

Cytisinicline is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with smoking through antagonistic properties. The cytisinicline dosing schedule reflects that of an anti-addiction medication, with downward dose titration over a period of 25 days.

Investigational New Drug, or IND-enabling, non-clinical toxicology studies completed to date have been sponsored by the National Center for Complementary and Integrative Health, or NCCIH, division of the National Institutes of Health, or NIH, in addition to the

National Cancer Institute. In June 2017, we filed our IND application for cytisinicline with the U.S Food and Drug Administration, or FDA, which included NCCIH sponsored non-clinical studies.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5mg and 3mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018. The PK results indicated expected increases in plasma concentration with higher doses of cytisinicline. Smokers in the study were not required to have a designated or predetermined quit date, however, 58% of the subjects in the trial achieved biochemically verified smoking abstinence by day 26. Subjects who did not achieve abstinence had a significant reduction in number of daily cigarettes smoked by day 26. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse events were observed in the study. The study was concluded with a total of 26 subjects in October 2018 with only 2 of the intended 12 subjects enrolled in the greater than age 65 cohort. We expect final study results to be available in the first quarter of 2019.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were submitted to the IND in the first quarter of 2018 and announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of the co-administered drug.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisinicline. Our most recent meeting was an end of Phase 2 meeting with the FDA in May of 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support a New Drug Application, or NDA. This recent review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional human studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

A new cytisinicline tablet with improved shelf life has been formulated and recently launched commercially by Sopharma in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study concluded bioequivalence when cytisinicline was administered with or without food. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3 mg dose of this new formulation of cytisinicline was well tolerated.

In October 2018, we initiated the ORCA-1 trial, a Phase 2b optimization study in approximately 250 smokers in the U.S.  ORCA-1 is the first in Achieve’s ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications. This Phase 2b trial will evaluate both the 1.5mg and 3mg doses of cytisinicline on a declining titration schedule over 25 days, as well as three times daily dosing. The trial is randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. The primary efficacy endpoint is reduction in the number of cigarettes consumed during treatment with secondary analyses to be conducted on smoking cessation rates, safety, and compliance. ORCA-1 is being conducted at eight centers across the U.S. and results are expected in mid-2019.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $3.2 million and $9.1 million for the three and nine months ended September 30, 2018, respectively. Our net loss was $6.5 million and $6.8 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $21.7 million, cash, cash equivalents and short term investments balance of $13.2 million and a positive working capital balance of $10.6 million.

Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding common shares, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include the results of operations of the combined company for the three and nine month period ended September 30, 2018. The consolidated results of operations for the three and nine month periods ended September 30, 2017 includes our consolidated results of operations and the results of OncoGenex following the completion of the Arrangement on August 1, 2017. This treatment and presentation is in accordance with ASC 805, “Business Combinations”.

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

License Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

University of Bristol License Agreement

In July 2016, we entered into a license agreement with the University of Bristol, or the University of Bristol License Agreement. Under the University of Bristol License Agreement, we received exclusive and nonexclusive licenses from the University of Bristol to certain patent and technology rights resulting from research activities into cytisinicline and its derivatives, including a number of patent applications related to novel approaches to cytisinicline binding at the nicotinic receptor level.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2018, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing pre-clinical studies, and initiate new clinical trials and registration-enabling activities. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”)

Successful development of cytisinicline is highly uncertain and may not result in an approved product. We cannot estimate completion dates for development activities or when we might receive material net cash inflows from our R&D projects, if ever. We anticipate we will make determinations as to which markets, and therefore, which regulatory approvals, to pursue and how much funding to direct toward achieving regulatory approval in each market on an ongoing basis in response to our ability to enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, and ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance its various programs.

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at September 30, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.000	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.000	July 2019

No warrants classified as liabilities were exercised during the three and nine months ended September 30, 2018 or 2017.

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

Results of Operations

For the three and nine months ended September 30, 2018 and 2017

Research and development expenses

Our research and development expenses for our clinical development program for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Clinical development programs:
Cytisinicline	$1,541	$825	$3,787	$948
Total research and development expenses	$1,541	$825	$3,787	$948

Research and development expenses for the three and nine months ended September 30, 2018 increased to $1.5 million and $3.8 million from $0.8 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. The increase in 2018 as compared to 2017 was due to increased research and development activity for our cytisinicline clinical development program, including costs associated with the repeat dose pharmacokinetics trial, and a food effect study on a new cytisinicline formulation and increased employee expenses and facilities costs resulting from the Arrangement.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2018 increased to $1.8 million and $5.3 million from $1.6 million and $1.9 million for the three and nine months ended September 30, 2017. The increase in 2018 as compared to 2017 was due to increases in employee headcount, consulting fees, legal fees and professional fees as a result of the closing of the Arrangement and the integration of OncoGenex with our operations.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $21.7 million through September 30, 2018 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of

September 30, 2018, we had a cash, cash equivalents and short term investments balance of $13.2 million and a positive working capital balance of $10.6 million

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through payments from former collaborators and equity financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 8,000 shares of common stock with such amounts increasing as the closing sale price of our common stock as reported on The Nasdaq Capital Market increases. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $20.00 per share. As consideration for entering into the Purchase Agreement, we issued to LPC 12,351 shares of common stock; no cash proceeds were received from the issuance of these shares. The consideration of 12,352 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

From September 14, 2017 through November 7, 2018, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million. As of November 7, 2018, shares of our common stock having an aggregate value of approximately $7.4 million remained available for sale under this offering program. However, pursuant to the terms of the June 2018 underwritten public offering, we are restricted from utilizing the Purchase Agreement, or any variable rate transaction that results in additional shares of our common stock being issued at a price that is based upon or varies with our common stock trading price, for six months following the closing date.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock convertible at any time at the holder’s option into 250 shares of common stock and warrants to purchase 250 shares of common stock.

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

From June 19, 2018 to November 7, 2018, 8,579 shares of the Series A Convertible Preferred Stock had been converted into 2,144,750 shares of common stock, and 579 shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through November 7, 2018, 330,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $1.3 million and 3,119,500 warrants remained outstanding.

October 2018 Registered Direct Offering

On October 3, 2018, we completed a registered direct offering, pursuant to which we sold 1,789,258 shares of common stock at a price of $3.1445. We also issued to the investors in a concurrent private placement unregistered warrants to purchase up to 0.5 shares of common stock for each share purchased in the registered direct offering, with an exercise price of $3.1445 per share. The warrants were exercisable immediately upon issuance and will expire five years following the date of issuance.

The registered direct offering raised total gross proceeds of $5.6 million and after deducting approximately $0.6 million in placement agent fees and offering expenses, we received net proceeds of $5.0 million.

Cash Flows

Cash Used by Operations

For the nine months ended September 30, 2018, net cash used in operating activities was $7.1 million compared to $5.5 million for the nine months ended September 30, 2017. The increase in cash used in operations in 2018 as compared to 2017 was primarily attributable to increased personnel and facilities assumed in the Arrangement and increased research and development expenses for our cytisinicline program.

Cash Provided by Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $14.7 million compared to $1.1 million for the nine months ended September 30, 2017. Net cash provided by financing activities in the nine months ended September 30, 2018 relates to proceeds received from our June 2018 financing, our September 2018 financing, our purchase agreement with LPC and exercise of warrants. Net cash provided by financing activities in the nine months ended September 30, 2017 relates to proceeds from promissory notes payable to a certain shareholder.

Cash Used by Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2018 was $1.4 million compared to $12.4 million provided by for the nine months ended September 30, 2017. Net cash used by investing activities in the nine months ended September 30, 2018 relates to transactions involving marketable securities in the normal course of business and the purchase of capital assets. Net cash provided by investing activities in the nine months ended September 30, 2017 relates to the reverse merger with OncoGenex.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2018.

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

Material Changes in Financial Condition

	September 30,	December 31,
(in thousands)	2018	2017
Total Assets	$17,141	$9,892
Total Liabilities	2,977	2,013
Total Equity	14,164	7,879

The increase in assets at September 30, 2018 compared to December 31, 2017 was due to proceeds received from our June 2018 financing, September 2018 financing, our purchase agreement with Lincoln Park and the exercise of our warrants. The increase in liabilities at September 30, 2018 compared to December 31, 2017 was primarily due to higher clinical related trade payables associated with increased cytisinicline development activity.

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

During the quarter ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to identify, acquire, and develop cytisinicline, including providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We further expect that our expenses will increase substantially if and as we:

•	continue the clinical development of cytisinicline;

•	advance cytisinicline development into larger, more expensive clinical trials;

•	initiate additional pre-clinical, clinical, or other trials or studies for cytisinicline;

•	seek to attract and retain skilled personnel;

•	undertake the manufacturing of cytisinicline or increase volumes manufactured by third parties;

•	seek regulatory and marketing approvals and reimbursement for cytisinicline;

•	make milestone, royalty or other payments under third-party license and/or supply agreements;

•	establish a sales, marketing, and distribution infrastructure to commercialize any product for which we may obtain marketing approval and market for ourselves;

•	continue efforts to discover new product candidates;

•	seek to identify, assess, acquire, and/or develop other product candidates;

•	seek to establish, maintain, protect, and expand our intellectual property portfolio; and

•

experience any delays or encounter issues with the development and potential for regulatory approval of cytisinicline such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies, or supportive studies necessary to support marketing approval.

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

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current capital resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize cytisinicline. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and development of cytisinicline;

•	obtaining regulatory and marketing approvals for cytisinicline;

•

manufacturing product and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, satisfy regulatory requirements and meet our supply needs in sufficient quantities to satisfy market demand for cytisinicline, if approved;

•	marketing, launching and commercializing any product for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining reimbursement or pricing for cytisinicline that supports profitability;

•	gaining market acceptance of cytisinicline as a treatment option;

•	addressing any competing products including the potential for generic cytisinicline products;

•	protecting and enforcing our intellectual property rights, if any, including patents, trade secrets, and know-how;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and
•	attracting, hiring, and retaining qualified personnel.

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

We are dependent upon a single company for the manufacture and supply of cytisinicline.

Our single product candidate, cytisinicline, has been in-licensed from a third party. We are required to continue to contract with Sopharma AD, or Sopharma, to continue our development and commercialization, if any, of cytisinicline pursuant to a supply agreement with Sopharma. If the supply agreement with Sopharma is terminated, we will need to develop or acquire alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all.

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

Risks Related to the Development of Our Product Candidate Cytisinicline

Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully develop and commercialize cytisinicline.

We are currently dependent on the potential development of a single product candidate, cytisinicline. We are still developing our sole product candidate, and cytisinicline cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the U.S. Food and Drug Administration, or the FDA, or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market cytisinicline in one or more markets, there is no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as cytisinicline is currently our sole product candidate.

Results of earlier clinical trials of cytisinicline are not necessarily predictive of future results, and any advances of cytisinicline into clinical trials may not have favorable results or receive regulatory approval.

Even if our clinical trials are completed as planned, we cannot be certain that their results will be consistent with the results of the earlier clinical trials of cytisinicline. Positive results in pre-clinical testing and past clinical trials with respect to the safety and efficacy of cytisinicline do not ensure that results from subsequent clinical trials will also be positive, and we cannot be sure that the results of subsequent clinical trials will replicate the results of prior clinical trials and pre-clinical testing. This failure may cause us to abandon cytisinicline, which would negatively affect our ability to generate any product revenues.

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

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in its clinical trials;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients terminating enrollment in our clinical trials;

•	adverse events or tolerability issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	inability to generate satisfactory pre-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	animal toxicology issues significant enough for the FDA or other regulatory agencies to disallow investigation in humans;

•	occurrence of adverse events associated with our product candidate;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of cytisinicline;

•

negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for cytisinicline; and

•	delays in the time for manufacture of sufficient quantities of cytisinicline for use in clinical trials.

Any inability to successfully complete clinical development and obtain regulatory approval for cytisinicline could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to cytisinicline, we may need to conduct additional pre-clinical trials or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize cytisinicline and may harm our business and results of operations.

Cytisinicline may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by cytisinicline could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or even if approved, result in a restrictive label or delay regulatory approval by the FDA or comparable foreign authorities.

Additionally, even if cytisinicline receives marketing approval, and we or others later identify undesirable side effects caused by cytisinicline, potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of cytisinicline;

•	regulatory authorities may require additional warnings on the cytisinicline label;

•

we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of cytisinicline, even if approved, and could significantly harm our business, results of operations, and prospects.

Our product development program may not uncover all possible adverse events that patients who take cytisinicline or our other product candidates may experience. The number of subjects exposed to cytisinicline or our other product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, we cannot be fully assured that rare and severe side effects of cytisinicline will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to cytisinicline. If such safety problems occur or are identified after cytisinicline reaches the market in the United States, or if such safety problems occur or are identified in foreign markets where cytisinicline is currently marketed, the FDA may require that we amend the labeling of cytisinicline or recall it, or may even withdraw approval for cytisinicline.

If the use or misuse of cytisinicline harms patients, or is perceived to harm patients even when such harm is unrelated to cytisinicline, our regulatory approvals, if any, could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of cytisinicline in clinical trials and the sale of cytisinicline if marketing approval is obtained, exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product. There is a risk that cytisinicline may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. During the course of treatment, patients may suffer adverse events for reasons that may be related to cytisinicline. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market cytisinicline, if any, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to cytisinicline, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals cytisinicline receives or maintains. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

If we obtain marketing approval for cytisinicline, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that cytisinicline causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;

•	the inability to commercialize, or if commercialized, decreased demand for, cytisinicline;

•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenues;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, financial condition or results of operations.

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from the Laburnum anagyroides plant, which plant grows in a limited number of locations outside of the United States.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides plant, which grows in the mountains of Southern Europe. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure Laburnum anagyroides will continue to allow the exportation of cytisinicline. Sopharma currently has planted approximately 225 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 150 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to five years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Although Sopharma has plans to plant significant numbers of additional trees, there is no guarantee that they will do so or that the trees will produce the anticipated yield of cytisinicline. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

Our business may be negatively affected by weather conditions and the availability of natural resources, as well as by climate change.

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes, appear to have become more common. The production of cytisinicline from the Laburnum anagyroides plant depends on the availability of natural resources, including sufficient rainfall. Our exclusive supplier of cytisinicline, Sopharma, could be adversely affected if it experiences a shortage of fresh water due to droughts or other weather conditions. As a result of such events, we could experience cytisinicline shortages from Sopharma, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the manufacturing and other operations of Sopharma are located near earthquake fault lines in Sofia, Bulgaria. In the event of a major earthquake, we could experience business interruptions from the disruption of our cytisinicline supplies, which could have a material adverse effect on our business, financial condition and results of operations.

We may conduct clinical trials internationally, which may trigger additional risks.

If we decide to conduct clinical trials in Europe or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. The failure of us to meet such regulatory requirements could delay our clinical trials, the approval, if any, of cytisinicline by the FDA, or the commercialization of cytisinicline, or result in higher costs or deprive us of potential product revenues.

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

Risks Related to Regulatory Approval of Cytisinicline and Other Legal Compliance Matters

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell cytisinicline.

We will need approval from the FDA, to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In order to obtain FDA approval of cytisinicline, we must submit an NDA to the FDA, demonstrating that cytisinicline is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of cytisinicline or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in data that the FDA considers safe and effective for the proposed indications of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

Even if we obtain regulatory approval for cytisinicline, we will remain subject to ongoing regulatory requirements in connection with the sale and distribution of cytisinicline.

Even if cytisinicline is approved by the FDA or comparable foreign regulatory authorities, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and the requirements of comparable foreign regulatory authorities. Compliance with such regulatory requirements will likely be costly and the failure to comply would likely result in penalties, up to and including, the loss of such approvals from the FDA or comparable foreign regulatory authorities.

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

Any regulatory approvals that we receive for cytisinicline, if any, may be subject to limitations on the approved indicated uses for which cytisinicline may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of cytisinicline. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for cytisinicline was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

If we obtain FDA approval for cytisinicline and begin commercializing it in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Health Care Reform Law and we expect that additional state and federal healthcare measures under the Trump administration will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Health Care Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and prescription drugs for smoking cessation, but not over-the-counter treatments. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

The United Kingdom is currently a member state of the European Union. However, the United Kingdom has signaled its intention to withdraw from the European Union (commonly known as Brexit). If Brexit, which is likely to occur in 2019, does occur, the United Kingdom will no longer be a member state within the European Union. Since a significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, Brexit could materially change the regulatory framework applicable to the approval of cytisinicline, which could have a material adverse effect on us and our operations. Brexit may also result in other significant regulatory and legislative changes in the United Kingdom, which could, for example, affect the pricing of pharmaceutical products in the United Kingdom, which could in turn result in diminished performance for us. Even if the substance of regulatory changes resulting from Brexit does not have a significant impact on our operations, it is reasonable to expect that we would incur potentially significant costs in connection with complying with any new regulations. Further, the European Medicines Agency is currently located in the United Kingdom. It is possible that Brexit would result in the relocation of the European Medicines Agency or disruption to the European Medicines Agency’s review process, either of which could have an adverse effect on our operations in the United Kingdom and the European Union.

Brexit may also have adverse effects on potential customers and collaborators of ours, which could indirectly have an adverse effect on us.

Risks Related to our Business Operations

It is difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

To date our business activities have been focused primarily on the development and regulatory approval of cytisinicline and its various alternative forms. Although we have not generated revenue to date, we expect that, after any regulatory approval, any receipt of revenue will be attributable to sales of cytisinicline, primarily in the United States, the European Union (including the United Kingdom) and Asia. Because we devote substantially all of our resources to the development of cytisinicline and rely on cytisinicline as our sole source of potential revenue for the foreseeable future, any factors that negatively impact this product, or result in decreasing product sales, would materially and adversely affect our business, financial condition and results of operations.

Our future success depends in part on our ability to attract, retain, and motivate other qualified personnel.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Richard Stewart, John Bencich, Cindy Jacobs, Anthony Clarke and Jaime Welch. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Bencich, Dr. Jacobs, Dr. Clarke and Ms. Welch, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice

We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of cytisinicline may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of our current personnel may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

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

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline for use in clinical trials, and we intend to exclusively rely on Sopharma to produce and process cytisinicline, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product, or fails to do so at acceptable quality levels or prices.

We do not currently have nor do we currently plan to develop the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to continue relying on Sopharma to manufacture cytisinicline on a commercial scale, if approved.

Our reliance on Sopharma exposes us to the following additional risks:

•	Sopharma might be unable to timely manufacture cytisinicline or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•	we may be unable to identify manufacturers other than Sopharma on acceptable terms or at all;

•	Sopharma may not be able to execute our manufacturing procedures appropriately;

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

•	we may not own, or may have to share, the intellectual property rights to any improvements made by Sopharma in the manufacturing process for cytisinicline;

•	we do not own the intellectual property rights to cytisinicline, and Sopharma could license such rights to third parties or begin supplying other third parties with cytisinicline; and

•	Sopharma could breach or terminate their agreement with us.

Each of these risks could delay our clinical trials, the approval, if any of cytisinicline by the FDA or the commercialization of cytisinicline or result in higher costs or deprive us of potential product revenue.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in the supply of cytisinicline or in the Sopharma manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of cytisinicline will not occur in the future. Additionally, Sopharma may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or political instability in the countries in which Sopharma conducts its operations. If Sopharma were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to provide our product candidate to patients in clinical trials could be delayed or suspended. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Similar political instability could also harm the commercial production and supply of cytisinicline in the event that cytisinicline is ultimately approved for commercial sale.

We rely on third parties to conduct our clinical trials and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize cytisinicline and our business could be substantially harmed.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, continued development of cytisinicline may be delayed or terminated and we may not be able to meet our current plans with respect to cytisinicline. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize cytisinicline.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for cytisinicline. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely affected.

We may be unable to realize the potential benefits of any collaborations which we may enter into with other companies for the development and commercialization of cytisinicline.

We may enter into a collaboration with third parties concerning the development and/or commercialization of cytisinicline; however, there is no guarantee that any such collaboration will be successful. Collaborations may pose a number of risks, including:

•

collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of cytisinicline;

•	collaborators may not perform their obligations as expected;

•

any such collaboration may significantly limit our share of potential future profits from the associated program, and may require us to relinquish potentially valuable rights to cytisinicline, or other potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

•

collaborators may cease to devote resources to the development or commercialization of cytisinicline if the collaborators view cytisinicline as competitive with their own products or product candidates;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of cytisinicline, and might result in legal proceedings, which would be time consuming, distracting and expensive;

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	the collaborations may not result in us achieving revenues to justify such transactions; and

•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of cytisinicline.

As a result, a collaboration may not result in the successful development or commercialization of cytisinicline.

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

Risks Related to Commercialization of Cytisinicline

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Pharmacia Polanica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm and others.

Many of our competitors have substantially greater financial, name recognition, manufacturing, marketing, research, technical and other resources than us. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Further, our competitors may develop new products that are safer, more effective or more cost-efficient than cytisinicline. Large pharmaceutical companies in particular have extensive expertise in pre-clinical and clinical testing and in obtaining regulatory approvals for products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of cytisinicline to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

The commercial success of cytisinicline will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Failure to obtain or maintain adequate reimbursement or insurance coverage for products, if any, could limit our ability to market cytisinicline and decrease our ability to generate revenue.

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of cytisinicline will depend in part on the health care providers, patients, and third-party payors accepting cytisinicline as medically useful, cost-effective, and safe. Cytisinicline may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of cytisinicline will depend on a number of factors, including but not limited to:

•	the efficacy, if any, of cytisinicline as demonstrated in clinical trials and potential advantages over competing treatments, if any;

•	the clinical indications for which approval is granted, if any, including any limitations or warnings contained in cytisinicline’s approved labeling;

•	the cost of treatment;

•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend the product to patients based on such risks and benefits;

•	the marketing, sales and distribution support for cytisinicline;

•	the publicity concerning cytisinicline or competing products and treatments;

•	the pricing and availability of third-party insurance coverage and reimbursement; and

•	negative perceptions or experiences with our competitor’s products may be ascribed to cytisinicline; and

•	availability of cytisinicline from other suppliers and/or distributors.

Even if cytisinicline displays a favorable efficacy and safety profile upon approval, market acceptance of cytisinicline remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of cytisinicline, if any, may require significant investment and resources and may never be successful. Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisinicline, or a generic version of cytisinicline, which require a prescription. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other health care providers, we will not be able to generate sufficient revenue to become or remain profitable.

The pricing, coverage, and reimbursement of cytisinicline, if any, must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford treatments. Sales of cytisinicline, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of cytisinicline will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide cytisinicline for free or we may not be able to successfully commercialize cytisinicline.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new products are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as cytisinicline and what reimbursement codes cytisinicline may receive if approved.

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

The downward pressure on healthcare costs in general, particularly prescription products has and is expected to continue to increase in the future. As a result, profitability of cytisinicline, if any, may be more difficult to achieve even if regulatory approval is received.

Sopharma may breach its supply agreement with us and sell cytisinicline into our territories or permit third parties to export cytisinicline into our territories and negatively affect our commercialization efforts of our products in our territories.

We are currently dependent on the exclusivity provisions of our supply agreement with Sopharma to conduct our business and to prevent Sopharma from competing, directly and indirectly, with us in the United States and Western Europe. If Sopharma were to breach the exclusivity provisions of the supply agreement with us and sell or distribute cytisinicline directly into our territories or permit third parties to export cytisinicline into our territories, among other things, the increase in competition within our anticipated markets could have a material adverse effect on our business, results of operations and financial condition.

The illegal distribution and sale by third parties of counterfeit versions of cytisinicline, stolen products, or alternative third party distribution and sale of cytisinicline could have a negative impact on our financial performance or reputation.

Cytisinicline is not patentable in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as a herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over third party manufacturers, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

Third parties could illegally distribute and sell counterfeit versions of cytisinicline, especially on online marketplaces, which do not meet the rigorous manufacturing and testing standards under cGMP. Counterfeit products are frequently unsafe or ineffective, and may even be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient or no active pharmaceutical ingredients at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting, or unsafe cytisinicline products could materially affect patient confidence in our cytisinicline product. It is possible that adverse events caused by unsafe counterfeit or other non-Achieve cytisinicline products will mistakenly be attributed to our cytisinicline product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business. Public loss of confidence in the integrity in cytisinicline as a result of counterfeiting, theft, or improper manufacturing processes could have a material adverse effect on our business, results of operations, and financial condition.

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand, Tabex, is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA or the European Medicines Agency, and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in Europe. We are aware that products purporting to be Tabex are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or European Union.

We may attempt to form collaborations in the future with respect to cytisinicline, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

We may attempt to form strategic collaborations, create joint ventures or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. We may face significant competition in seeking appropriate strategic collaborators, and the negotiation process to secure appropriate terms is time consuming and complex. We may not be successful in our efforts to establish such a strategic collaboration for cytisinicline on terms that are acceptable to us, or at all. This may be because cytisinicline may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, or cytisinicline’s patent protection insufficient, and/or third parties may not view cytisinicline as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

Any delays in identifying suitable collaborators and entering into agreements to develop and/or commercialize cytisinicline could delay the development or commercialization of cytisinicline, which may reduce our competitiveness even if we reach the market. Absent a strategic collaborator, we would need to undertake development and/or commercialization activities at our own expense. If we elect to fund and undertake development and/or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our product candidate cytisinicline or bring it to market and our business may be materially and adversely affected.

We may not be successful in any efforts to identify, license, discover, develop, or commercialize additional product candidates.

Although a substantial amount of our effort will focus on clinical testing, approval, and potential commercialization of cytisinicline, our sole product candidate, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

Risks Related to our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to cytisinicline, product compounds and processes for our development pipeline through acquisitions and in-licenses.

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

We are currently developing cytisinicline for smoking cessation. Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. We are not aware of any patents or patent applications that would prevent the development, manufacture or marketing of cytisinicline for smoking cessation.

We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover certain other therapeutic uses of cytisinicline. We are currently monitoring these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications for these certain additional therapeutic uses. If any third party patents or patent applications cover our product candidates or technologies in other therapeutic uses, we may not be free to manufacture or market our product candidates for additional therapeutic uses, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

In a recent case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Cytisinicline is a naturally-occurring product and is not patentable. Our intellectual property strategy involves novel formulations of cytisinicline and there is no guarantee that such patents will be issued or if issued, will be broad enough to prevent competitors from developing competing cytisinicline products. Although we do not believe that any patents that may issue from our pending patent applications directed at our product candidate, if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amendment to Sixth Amended and Restated Bylaws.

4.1	Form of Common Stock Purchase Warrant (2018 Private Placement) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2018.)

10.1	Achieve Life Sciences 2018 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 7, 2018	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: November 7, 2018	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer