Form 10-K
period 2018-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2019-03-14
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-80623

Achieve Life Sciences, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	95-4343413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1

(Address of principal executive offices, including zip code)

(604) 210-2217

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No   ☒

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $15,058,692, computed with reference to the price at which the Common Stock was last sold on June 30, 2018. As of March 14, 2019, 6,721,200 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018, is incorporated by reference into Part III of this Annual Report on Form 10-K

Achieve Life Sciences, Inc.

PART I

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

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names, or USAN, Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine during the third quarter of 2018.  Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

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

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with smoking through antagonistic properties. The currently-marketed 1.5 mg cytisinicline dosing schedule reflects that of an anti-addiction medication, with downward dose titration over a period of 25 days.

Investigational New Drug, or IND-enabling, non-clinical toxicology studies completed to date have been sponsored by the National Center for Complementary and Integrative Health, or NCCIH, division of the National Institutes of Health, or NIH, in addition to the National Cancer Institute. In June 2017, we filed our IND application for cytisinicline with the U.S. Food and Drug Administration, or FDA, which included NCCIH sponsored non-clinical studies.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018 and final results were presented at the annual Society for Research on Nicotine and Tobacco, or SRNT, meeting in February 2019. The study randomized a total of 26 subjects. This included only 2 of the intended 12 subjects greater than age 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieving biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious adverse events were observed in the study.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of any co-administered medications. We will continue to evaluate whether additional drug-to-drug interactions studies will be required prior to any future New Drug Application, or NDA, filing.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisinicline. We held an end of Phase 2 meeting with the FDA in May 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support an NDA. This review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional human studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

A new cytisinicline tablet with improved shelf life has been formulated and recently launched commercially by Sopharma in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3.0 mg dose of this new formulation of cytisinicline was well tolerated.

In October 2018, we initiated the ORCA-1 trial, a Phase 2b optimization study in approximately 250 smokers in the United States, or U.S. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications. This Phase 2b trial will evaluate both the 1.5 mg and 3.0 mg doses of cytisinicline on a declining titration schedule as well as three times daily dosing, both over 25 days. The trial is randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects are treated for 25 days and followed up for a further four weeks. The primary efficacy endpoint is reduction in the number of cigarettes consumed during treatment with secondary analyses to be conducted on smoking cessation rates, safety, and compliance. ORCA-1 is being conducted at eight centers across the U.S. In February 2019, we announced that the trial had completed enrollment with 254 smokers and top line results are expected in mid-2019.

In December 2018, we announced that FDA was in agreement with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

In March 2019, we initiated a trial to assess the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study will be performed in smokers who will receive one single dose of cytisinicline. The dosage of cytisinicline will be increased in separate groups of subjects per dose level until stopping criteria (based on the occurrence of dose-limiting adverse events) are reached. This study is a requirement for our future application for marketing approval of cytisinicline.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

Recent Corporate History

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex instituted an one-for-eleven reverse stock split, issued 821,011 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, and as a result Achieve became a wholly-owned subsidiary of OncoGenex.  OncoGenex changed its name to Achieve Life Sciences, Inc., and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 2, 2017 and our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

The financial results account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the year ended December 31, 2016 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

OUR PRODUCT CANDIDATE - CYTISINICLINE

Overview of Cytisinicline

Our product candidate, cytisinicline, is a naturally occurring plant-based alkyloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is believed to aid in smoking cessation by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms and the reward and satisfaction associated with smoking.

Cytisinicline is an established 25-day smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by our partner Sopharma for over 20 years under the brand name TabexTM. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014. TabexTM is currently marketed in a number of countries in Central and Eastern Europe, as well as in other geographic regions, as an Over-the-Counter drug, or OTC.

Cytisinicline Mechanism of Action

Cytisinicline is a partial agonist that binds with high affinity to the alpha-4 beta-2, or a4b2, nicotinic acetylcholine receptors in the brain. Through dual-acting partial agonist/partial antagonist activity, cytisinicline is believed to help reduce nicotine cravings, withdrawal symptoms and reward and satisfaction associated with smoking. The a4b2 nicotinic receptor is a well-understood target in addiction. When nicotine binds to this receptor, it causes dopamine to be released in the mid brain, reinforcing the dopamine reward system. This receptor has been implicated in the development and maintenance of nicotine dependence. Cytisinicline is believed to act as a partial agonist at the a4b2 nicotinic receptor, preventing nicotine from binding and releasing dopamine.

Cytisinicline Opportunity

We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam. We intend to develop and commercialize cytisinicline in the U.S. and intend thereafter to target other markets outside of Sopharma’s territory, such as Western Europe, Japan, Australasia, Southeast Asia and Latin and South America.

We are developing cytisinicline as an aid to smoking cessation and nicotine dependence to address the limitations of both prescription drugs and OTC products. We believe that a substantial market exists in the U.S., European Union, or EU, and the rest of the world for a safe and effective smoking cessation treatment. Increasingly constrained healthcare budgets have focused government attention on drug pricing, which we believe cytisinicline can address by serving as a cost-effective alternative to existing treatments, with the potential for better efficacy than nicotine replacement therapies, or NRTs, and a potentially superior side effect profile than existing prescription smoking cessation products. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the U.S. and subsequently to other countries outside of Sopharma’s territory.

IND-enabling, non-clinical toxicology studies completed to date have been sponsored by the NCCIH, division of the NIH, in addition to the National Cancer Institute. In June 2017, we filed our IND application for cytisinicline with the FDA which included NCCIH sponsored non-clinical studies.

In August 2017, we initiated a study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose PK and PD effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018 and final results were presented at the annual Society for Research on Nicotine and Tobacco, or SRNT, meeting in February 2019. The study randomized a total of 26 subjects. This included only 2 of the intended 12 subjects greater than age 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieving biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious adverse events were observed in the study.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of any co-administered medications. We will continue to evaluate whether additional drug-to-drug interactions studies will be required prior to any future New Drug Application, or NDA, filing.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisinicline. We held an end of Phase 2 meeting with the FDA in May 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support an NDA. This review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional human studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

A new cytisinicline tablet with improved shelf life has been formulated and recently launched commercially by Sopharma in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3.0 mg dose of this new formulation of cytisinicline was well tolerated.

In October 2018, we initiated the ORCA-1 trial, a Phase 2b optimization study in approximately 250 smokers in the U.S. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications. This Phase 2b trial will evaluate both the 1.5 mg and 3.0 mg doses of cytisinicline on a declining titration schedule as well as three times daily dosing, both over 25 days. The trial is randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects are treated for 25 days and followed up for a further four weeks. The primary efficacy endpoint is reduction in the number of cigarettes consumed during treatment with secondary analyses to be conducted on smoking cessation rates, safety, and compliance. ORCA-1 is being conducted at eight centers across the U.S. In February 2019, we announced that the trial had completed enrollment with 254 smokers and top line results are expected in mid-2019.

In December 2018, we announced that FDA was in agreement with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

In March 2019, we initiated a trial to assess the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study will be performed in smokers who will receive one single dose of cytisinicline. The dosage of cytisinicline will be increased in separate groups of subjects per dose level until stopping criteria (based on the occurrence of dose-limiting adverse events) are reached. This study is a requirement for our future application for marketing approval of cytisinicline.]

Cytisinicline Clinical Trials

Cytisinicline has been previously tested in two large, randomized Phase 3 clinical trials conducted according to Good Clinical Practice, or GCP requirements of the FDA, in more than 2,000 participants. The objective by independent groups was to evaluate the efficacy and safety of cytisinicline according to current clinical development standards.

TASC Trial

The Tabex Smoking Cessation, or TASC, trial, was sponsored by the United Kingdom, or U.K., Centre for Tobacco Control Studies and evaluated cytisinicline versus placebo in 740 primarily moderate-to-heavy smokers treated for 25 days in a single center in

Warsaw, Poland. The TASC trial was designed as a Real World Evidence trial of cytisinicline that included minimal behavioral support. The primary outcome measure was sustained, biochemically verified smoking abstinence for 12 months after the end of treatment. The TASC trial was conceived by Professor Robert West (Department of Epidemiology and Public Health, University College London) and was funded by a grant from the National Prevention Research Initiative, including contributions from Cancer Research U.K., the U.K. Medical Research Council, U.K. Department of Health and others. We, through our partner Sopharma, provided the study drug used in this trial.

The results of the TASC trial were published in the New England Journal of Medicine in September 2011. The rate of sustained 12-month abstinence was 8.4% in the cytisinicline arm as compared with 2.4% in the placebo group (p=0.001). These results showed that cytisinicline was 3.4 times more likely than a placebo to help participants stop smoking and remain non-smokers for one year. The rate of sustained 6-month abstinence was 10.0% in the cytisinicline arm as compared with 3.5% in the placebo group (p<0.001). Cytisinicline was well tolerated with a slight but significant increase in combined gastrointestinal adverse events (upper abdominal pain, nausea, dyspepsia and dry mouth; cytisinicline 51/370 (13.8%) and placebo 30/370 (8.1%). The safety profile of cytisinicline was similar to that of a placebo with no other significant differences in the rate of side effects in the two trial arms.

A summary of adverse events reported in 10 or more subjects in the TASC trial is included in the table below.

TASC - Adverse Events Reported by 10 or More Study Participants(1)

Event	Cytisinicline (N=370)	Placebo (N=370)
percent (number)
Any gastrointestinal event	13.8% (51)	8.1% (30)
Upper abdominal pain	3.8 (14)	3.0 (11)
Nausea	3.8 (14)	2.7 (10)
Dyspepsia	2.4 (9)	1.1 (4)
Dry mouth	2.2 (8)	0.5 (2)
Any psychiatric event	4.6% (17)	3.2% (12)
Dizziness	2.2 (8)	1.1 (4)
Somnolence	1.6 (6)	1.1 (4)
Any nervous system event	2.7% (10)	2.4% (9)
Headache	1.9 (7)	2.2 (8)
Skin and subcutaneous tissue	1.6% (6)	1.4% (5)

(1)

The incidence of events was analyzed according to the Medical Dictionary for Regulatory Activities System Organ Class, or SOC, categorization and preferred terms. Participants who reported more than one event in a system category were counted only once for the category. SOC categories for other events (those reported by fewer than 10 participants) were as follows: general (five events within cytisinicline and five with placebo), cardiac (four with cytisinicline and two with placebo), musculoskeletal and connective tissue (three with cytisinicline and three with placebo), infections (one with placebo), immune system (one with placebo) and metabolism and nutrition (one with placebo).

CASCAID Trial

The second Phase 3 trial, the Cytisine As a Smoking Cessation Aid, or CASCAID, non-inferiority trial, was an open-label trial that randomized 1,310 adult daily heavy smokers. Patients were randomized to receive either cytisinicline for 25 days or NRT for 8 weeks. Both treatment groups were offered low intensity telephone behavioral support during trial treatment. The primary outcome measure was continuous self-reported abstinence from smoking one month after quit date. The CASCAID trial was conducted by the Health Research Council of New Zealand. We, through our partner Sopharma, provided the cytisinicline in form of commercial Tabex™ used in this trial.

The results of the CASCAID trial, which were published in the New England Journal of Medicine in December 2014, showed that cytisinicline was superior to NRT for smoking cessation and, specifically, that cytisinicline was 1.43 times more likely than nicotine gums or patches to help participants stop smoking and remain non-smokers for six months. The rate of continuous one-month abstinence was 40% in the cytisinicline arm as compared with 31% in the NRT arm (p<0.001). A secondary outcome included the rate of continuous six-month abstinence which was 22% in the cytisinicline arm as compared with 15% in the NRT arm (p=0.002). Cytisinicline was generally well tolerated, although self-reported adverse events were slightly higher in the cytisinicline arm compared with the NRT arm. The most frequent adverse events for cytisinicline were nausea and vomiting (30/665 (4.6%)) and sleep disorders

(28/665 (4.2%)). Reports of these same adverse events in the NRT arm were as follows: nausea and vomiting (2/655 (0.3%)) and sleep disorders (2/655 (0.3%)).

A summary of adverse events reported in subjects in the CASCAID trial is included in the table below.

CASCAID - Summary of All-Cause Adverse Events

Event	Cytisinicline (N=655)	NRT (N=655)
percent (number)
Participants with any adverse event % (no.)	31% (204)	20% (134)
Adverse events — % (no.)
Any	44% (288)	27% (174)
In those who complied with treatment(1)	25% (161)	17% (113)
In those who did not comply with treatment	19% (127)	9% (61)
Participants with serious adverse event — % (no.)	7% (45)	39% (6%)
Serious adverse events — % (no.)(2)(3)	9% (56)	7% (45)
Deaths[4]	0.2% (1)	0.2% (1)
Life-threatening events	0	0.2% (1)[5]
Hospitalizations	3% (18)	3% (18)
Otherwise medically important events	6% (37)	4% (25)
Severity of all adverse events — % (no.)(4)
Mild	21% (139)	12% (78)
Moderate	17% (111)	12% (77)
Severe	6% (38)	3% (19)
Most frequent adverse events — % (no.)(5)
Nausea and vomiting	5% (30)	0.3% (2)
Sleep disorders	4% (28)	0.3% (2)
(1)

In the cytisinicline group, compliance was defined as having taken 80% or more of the required number of tablets within 1 month after the quit date (i.e., 80 or more tablets). In the NRT group, compliance was defined as having used NRT at 1 week and 1 month after the quit date. It was assumed that participants with missing data were not compliant.

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
(5)

The list of most frequent adverse events excludes signs and symptoms of cold and influenza. Adverse events were categorized in accordance with the International Statistical Classification of Diseases and Related Health Problems, Tenth Revision (ICD-10), Australian Modification.

Safety Reporting

As cytisinicline has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisinicline including over 15 million cases. The most recent periodic safety update report submitted to the European authorities by Sopharma in 2018 did not contain new safety signals with cytisinicline.

OVERVIEW OF MARKET AND TREATMENT

Overview of the Tobacco Epidemic

The U.S. National Institutes of Health, or NIH, and the World Health Organization, or WHO, estimate that approximately 1.1 billion people globally are smokers and that 7 million people die annually from diseases related to tobacco use including 890,000 from passive smoke. This figure is projected to grow to 8 million by 2030. The U.S. Centers for Disease Control, or CDC, estimate that in 2017 approximately 14% of all U.S. adults (34.3 million people) were cigarette smokers.

Cigarette smoking is responsible for more than 480,000 deaths per year in the U.S., including more than 41,000 deaths resulting from secondhand smoke exposure. This is about one in five deaths annually, or 1,300 deaths every day. According to the American Cancer Society, smoking is a direct cause of approximately 80% of lung cancer deaths and is linked to 30% of all cancer deaths. Smoking remains the single largest preventable cause of death worldwide and in the U.S.

CDC estimates that the annual cost of smoking related illnesses in the U.S. is more than $300 billion annually in direct medical care and lost productivity. Over 16 million people in the U.S. are living with a disease caused by smoking. Smoking causes cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease, or COPD, which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis.

Tobacco smoking is highly addictive and research suggests that nicotine may be as addictive as heroin, cocaine or alcohol.  The CDC estimates that more people are addicted to nicotine than any other drug and report that nearly 70% of smokers desire to quit and 55% make a quit attempt each year. Despite the high number of attempts, only about 7% of people are successful in their quit attempt each year. Additionally, up to 60% of people who quit smoking relapse in the first year due to the addictive nature of nicotine.

One increasingly popular method as an alternative to smoking is the use of e-cigarettes, or vaping, which deliver liquid nicotine into a mist or vapor which is inhaled.  This method of consumption avoids the chemicals that are associated with cigarette smoke but may have other associated health and safety issues. The emerging use of e-cigarettes is contributing to growing population of people who are addicted to nicotine.

The FDA considers e-cigarette use as an epidemic, particularly in youth. From 2017 to 2018, vaping increased 78 percent among high school students (11.7% to 20.8%) and 48 percent among middle school students (3.3% to 4.9%).

The Global Smoking Cessation Market

Coherent Market Insights Report “Smoking Cessation and Nicotine De-addiction Products Market, 2016-2017” estimated that global revenues for smoking cessation and nicotine de-addiction products in 2016 was approximately $12.8 billion including nicotine replacement therapies, or NRT, e-cigarettes and drug therapy. In 2017, in the U.S. alone, sales for NRT and drug therapy were estimated to be $3.8 billion and is expected to grow to $5.7 billion by 2024.

Two prescription oral treatments for smoking cessation are currently available in the U.S.: Chantix® (varenicline) marketed by Pfizer and Zyban ® (bupropion) marketed by GlaxoSmithKline (as well as generic manufacturers). Chantix requires a three-month treatment period and Zyban is recommended for between 7 and 12 weeks. Both of these prescription treatments have been proven effective in aiding smoking cessation, however, both are also associated with significant side effects and drop offs from treatment. Chantix’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence and vomiting may be experienced by Chantix-treated patients compared to placebo-treated patients, and Zyban’s labeling discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for Chantix’s adverse event profile.

Global sales of Chantix® exceeded $1 billion in 2018. $838 million of Chantix 2018 sales, approximately 77%, were attributable to the U.S. market.

The vast majority of Over-the-Counter, or OTC, smoking cessation aids are NRTs. NRTs come in many forms, including gums, lozenges and patches, and although they are marketed at a lower price point, they have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline (Chantix) with a number of NRTs and varenicline has been proven to be more effective than the NRTs, as demonstrated in head-to-head studies.

LICENSE & SUPPLY AGREEMENTS

Sopharma AD

In 2009 and 2010, we entered into a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries including Germany, France and Italy related to oral dosage forms of cytisinicline. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark Tabex in all territories—other than certain countries in Central and Eastern

Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam, where Sopharma or its affiliates and agents already market Tabex—in connection with the marketing, distribution and sale of products. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-teens percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to cooperate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex. Sopharma has the right to terminate the Sopharma License Agreement upon the termination or expiration of the Sopharma Supply Agreement. The Sopharma License Agreement will also terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2018, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

GOVERNMENT REGULATIONS

We are heavily regulated in most of the countries in which we operate. In the U.S., the principal regulating authority is the FDA. The FDA regulates the safety and efficacy of product candidates and research, quality, manufacturing processes, product approval and promotion, advertising and product labeling. In the EU, the European Medicines Agency, or EMA, and national regulatory agencies regulate the scientific evaluation, supervision and safety monitoring of product candidates, and over-see the procedures for approval of drugs for the EU and European Economic Area countries similar regulations exist in most other countries, and in many countries the government also regulates prices. Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority, such as the FDA or EMA, before they begin to conduct their application review process and/or issue their final approval.

United States

We intend to focus initially on clinical development of cytisinicline in the U.S. It is anticipated that cytisinicline tablets would receive a minimum five years of data exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.

Before a new pharmaceutical product may be marketed in the U.S., the FDA must approve an NDA, for a new drug. The steps required before the FDA will approve an NDA generally include non-clinical studies followed by multiple stages of clinical trials conducted by the trial sponsor; sponsor submission of the NDA application to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured.

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

Sales and Marketing. The marketing practices of U.S. pharmaceutical companies are generally subject to various federal and state healthcare laws that are intended to prevent fraud and abuse in the healthcare industry and protect the integrity of government healthcare programs. These laws include anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a biopharmaceutical or medical device company from soliciting, offering, receiving or paying any remuneration to generate business, including the purchase or prescription of a particular product. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to any particular industry practices, including the marketing practices of pharmaceutical and medical device companies. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). The U.S. federal government and various states have also enacted laws to regulate the sales and marketing practices of pharmaceutical or medical device companies. These laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require disclosure to the federal or state government and public of such interactions; and/or require the adoption of compliance standards or programs. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to penalties under the pertinent laws and regulations.

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

In the U.S., Medicaid currently covers all smoking cessation products including Chantix and Zyban. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the Healthcare Reform Law, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Section 2502 of the Patient Protection and Affordable Care Act, or ACA, specifies that tobacco cessation medications will be removed from the list of optional medications and required for inclusion in states’ prescription drug benefit. On May 2, 2014 the Department of Health and Human Services, or HHS, provided guidance into insurance coverage policy that health plans would be in compliance if they cover, among other items, screening for tobacco use, individual, group and phone counseling, all FDA approved tobacco cessation medications (both prescription and OTC) when prescribed by a healthcare provider, at least two quit attempts per year, four sessions of counseling and 90 days of treatment, with no cost sharing (co-pay) required.

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

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Healthcare Reform Law and we expect that additional state and federal healthcare measures under the Trump administration will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and prescription drugs for smoking cessation, but not OTC treatments. If these provisions are repealed, in whole or in part, our business, financial condition or results of operations could be negatively affected.

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

Outside the United States

We expect to encounter similar regulatory and legislative issues in most other countries in which we seek to develop and commercialize cytisinicline.

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

The U.K. is currently a member state of the EU. However, the U.K. has signaled its intention to withdraw from the EU, which is commonly known as BREXIT. Following BREXIT, if it occurs, the U.K. would no longer be a member state within the EU. Since a significant portion of the regulatory framework in the U.K. is derived from the regulations of the EU, BREXIT could materially change the regulatory framework applicable to the approval of our product candidates and other aspects of our business in the U.K., such as the pricing and importation of prescription products. However, at this time it is not known what new regulatory framework will be in place to govern the review and approval of new medicines in the U.K. Further, the EMA is currently located in the U.K. but is relocating to The Netherlands. It is possible that BREXIT will result in disruption to the EMA’s review process.

Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority (i.e., similar to the authority of the FDA or the EMA) before they begin to conduct their application review process and/or issue their final approval. Many authorities also require local clinical data in the country’s population in order to receive final marketing approval. These requirements delay marketing authorization in those countries relative to the U.S. and Europe.

CONTRACT RESEARCH AGREEMENTS

Our strategy is to outsource certain product development activities and have established contract research agreements for, non-clinical, clinical, manufacturing and some data management services. We choose which business or institution to use for these services based on their expertise, capacity and reputation and the cost of the service.

We also provide or have provided quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for our product candidates with modest contribution from us.

MANUFACTURING

We do not own or operate manufacturing facilities for the production of cytisinicline, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on Sopharma as supplier and contract manufacturer for all of our required raw materials, active pharmaceutical ingredients and finished drug product for our clinical trials. In addition to our Sopharma relationship, we utilize contract manufacturing organizations for the clinical packaging supplies of cytisinicline. We currently employ internal resources and third-party consultants to manage our clinical manufacturing activities.

Sopharma sources cytisinicline from the Laburnum anagyroides plant, a shrub or small tree native to, and widely distributed throughout, Bulgaria, south Central Europe and the northwestern Balkan Peninsula. The seed pods are harvested from the shrubs and dried. Sopharma currently has planted approximately 225 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 150 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to five years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Seeds are harvested annually, dried and stored for processing into cytisinicline.  Laburnum seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. Sopharma is stockpiling Laburnum seeds to meet the projected demand from us upon commercial launch.

The active pharmaceutical ingredient, or API, manufacturing process utilizes a series of techniques including milling, solvent extraction, filtration and purification. Critical control steps and manufacturing intermediates have been identified and are controlled by internally developed specifications and methods to ensure a consistent and reproducible process. The highly purified cytisinicline is dried, sieved and packed for storage until further processing into drug product. The cytisinicline API manufacturing process has been developed and refined over many years of manufacture by Sopharma, which has significant expertise in manufacturing cytisinicline.

Sopharma manufactures cytisinicline API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency.

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

INTELLECTUAL PROPERTY

The U.S. Supreme Court has held that certain claims to naturally-occurring substances are not patentable. Cytisinicline is a naturally-occurring product and is therefore not patentable in the U.S.  Furthermore, cytisinicline has been in use in other parts of the world for decades, and is not susceptible to patenting in its current form.

Our development and commercialization of cytisinicline is protected by our exclusive supply agreement with Sopharma and Sopharma’s proprietary technology, experience and expertise in cytisinicline extraction. In addition, we intend to utilize market exclusivity laws including those under the Hatch-Waxman Act in the U.S. and exclusivity under Directive 2004/27/EC in the EU.

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the U.S. and in major market countries that we consider important to the development of our business worldwide. As of December 31, 2018, we had a portfolio of two international PCT applications and one national phase of patent applications in Australia, Canada, China, Europe, Japan, S. Korea, Mexico, New Zealand, South Africa, the U.K. and the U.S. This portfolio includes composition of matter and methods of use for novel cytisinicline derivatives.

We intend to take one of the above-noted PCT applications into national phase in 2019. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under “Risk Factors—Risks Related to Our Intellectual Property.”

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

Prescription Treatments

Two oral prescription drugs for smoking cessation are currently available in the U.S. – Chantix and Zyban. Both have been proven effective in aiding smoking cessation, however, each is associated with a number of adverse effects.

We believe that cytisinicline may have similar efficacy to Chantix with potential fewer adverse events and could be more cost-effective to patients. A Cochrane Group independent database review of nicotine receptor partial agonists published in 2016, or the Cochrane Report, compared cytisinicline with Chantix and found no apparent difference in efficacy between cytisinicline and Chantix, in that the database review found that the risk ratio for cytisinicline and Chantix was in the same order of magnitude. In addition, it should be noted that only two studies were used to calculate the risk ratio for cytisinicline versus 27 trials for varenicline, and that evidence for varenicline was considered of high and moderate quality while the evidence for cytisinicline was considered low quality. However, a head-to-head comparative trial of these two treatments has not been performed. Furthermore, a report by the National Institute of Health Research in the U.K. comparing Chantix and cytisinicline concluded that cytisinicline appears to be more clinically effective and cost effective than varenicline (Chantix) based on expected costs and quality-adjusted life-year, or QALY, values.

The Cochrane Report researchers searched for randomized controlled trials testing varenicline, cytisinicline or dianicline, finding 39 studies of varenicline compared to placebo, bupropion or nicotine patches. The Cochrane Report researchers also found four trials of cytisinicline, one of which compared it to nicotine replacement therapy. The Cochrane Report also included one trial of dianicline, which is no longer in development, and so not available to use as a smoking cessation aid. To be included, trials had to report quit rates at least six months from the start of treatment. The Cochrane Report preferred the strictest available definition of quitting, and focused on results which had been biochemically confirmed by testing blood or bodily fluids. The Cochrane Report researchers conducted full searches up to May 2015, although several key trials published after that date were also included. The first cytisinicline trial included in the Cochrane Report was conducted in 1971. Since there are only two phase 3 studies with cytisinicline, the researchers that conducted the meta-analysis included in the Cochrane report determined that their meta-analysis was of poor quality.

Over-the-Counter Treatments

The most common OTC treatments bought in pharmacies for smoking cessation in the U.S. and worldwide are NRTs such as nicotine gums, nicotine lozenges, and nicotine patches. Each of these products delivers nicotine to the body although they generally do so at different rates and to different parts of the body than does a traditional cigarette. As concluded by the authors of several published clinical trials conducted by others, these therapies are generally less effective than prescription treatments. Recognized brands include Niquitin ® , Nicotinell ® , Nicorette ®  and Nicoderm ® . Depending on the duration of treatment, the average cost of certain OTC smoking cessation treatments can exceed prescription treatments.

Pharmaceutical companies, including larger companies in the industry, who have extensive expertise in non-clinical and clinical testing and in obtaining regulatory approvals for products, may develop other OTC treatments for smoking cessation. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

EMPLOYEES

As of December 31, 2018, we had a total of 13 employees, of whom five were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eight were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications.

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

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1, and our telephone number is (604) 210-2217.

In August 2017, our company, then named OncoGenex Pharmaceuticals, Inc., completed its merger, or the Arrangement, with Achieve, as contemplated by the Merger Agreement between the companies. We then changed our name to Achieve Life Sciences, Inc. As a result of the Arrangement, Achieve became our wholly owned subsidiary. Extab Corporation, a Delaware corporation, which was formed in 2009 became a wholly-owned subsidiary of Achieve Life Sciences. Extab Corporation in turn has one direct wholly-owned subsidiary, Achieve Pharma U.K. Limited, a U.K. company, which was formed in 2009. As used in this Annual Report on Form 10-K, the term “OncoGenex” refers to our business prior to August 1, 2017.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We further expect that our expenses will increase substantially if and as we:

•	continue the clinical development of cytisinicline;

•	advance cytisinicline development into larger, more expensive clinical trials;

•	initiate additional non-clinical, clinical, or other trials or studies for cytisinicline;

•	seek to attract and retain skilled personnel;

•	undertake the manufacturing of cytisinicline or increase volumes manufactured by third parties;

•	seek regulatory and marketing approvals and reimbursement for cytisinicline;

•	make milestone, royalty or other payments under third-party license and/or supply agreements;

•	establish a sales, marketing, and distribution infrastructure to commercialize any product for which we may obtain marketing approval and market for ourselves;

•	seek to discover, identify, assess, acquire, and/or develop other product candidates;

•	seek to establish, maintain, protect, and expand our intellectual property portfolio; and

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We have expended and continue to expend substantial funds in connection with our product development, clinical trial and regulatory approval activities.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

•	our commercialization activities and arrangements;

•	the progress and results of our research and development programs;

•	the progress of our non-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals for our product candidate;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the terms of any new collaborative, licensing and other arrangements that we may establish.

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

•	marketing, launching and commercializing any product for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining reimbursement or pricing for cytisinicline that supports profitability;

•	gaining market acceptance of cytisinicline as a treatment option;

•	addressing any competing products, including the potential for generic cytisinicline products;

•	protecting and enforcing our intellectual property rights, if any, including patents, trade secrets, and know-how;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and
•	attracting, hiring, and retaining qualified personnel.

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

Our single product candidate, cytisinicline, has been in-licensed from a third party. We are required to continue to contract with Sopharma AD, or Sopharma, to continue our development of, and potential commercialization of, cytisinicline pursuant to a supply agreement with Sopharma. If the supply agreement with Sopharma is terminated, we will need to develop or acquire alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will be consistent with the results of the earlier clinical trials of cytisinicline. Positive results in non-clinical testing and past clinical trials with respect to the safety and efficacy of cytisinicline do not ensure that results from subsequent clinical trials will also be positive, and we cannot be sure that the results of subsequent clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any such failure may cause us to abandon cytisinicline, which would negatively affect our ability to generate any product revenues.

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

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in its clinical trials;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients terminating enrollment in our clinical trials;

•	adverse events or tolerability issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	inability to generate satisfactory non-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	animal toxicology issues significant enough for the FDA or other regulatory agencies to disallow investigation in humans;

•	occurrence of adverse events associated with our product candidate;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of cytisinicline;

•

negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in ongoing or other planned indications for cytisinicline; and

•	delays in the manufacture of sufficient quantities of cytisinicline for use in clinical trials.

Any inability to successfully complete clinical development and obtain regulatory approval for cytisinicline could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to cytisinicline, we may need to conduct additional non-clinical trials or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize cytisinicline and may harm our business and results of operations.

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

Clinical trials by their nature utilize a sample of the potential patient population. We cannot be fully assured that rare and severe side effects of cytisinicline will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to cytisinicline or over a significantly longer period of time. If such safety problems occur or are identified after cytisinicline reaches the market in the United States, or if such safety problems occur or are identified in foreign markets where cytisinicline is currently marketed, the FDA may require that we amend the labeling of cytisinicline or recall it, or may even withdraw approval for cytisinicline.

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

The use or misuse of cytisinicline in clinical trials and the sale of cytisinicline if marketing approval is obtained, exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product. There is a risk that cytisinicline may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, during the course of treatment, patients may suffer adverse events for reasons that may be related to cytisinicline. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market cytisinicline, if any, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to cytisinicline, an investigation into such circumstance may be time-consuming or inconclusive. Such investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals cytisinicline receives or maintains. As a result, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

If we obtain marketing approval for cytisinicline, we will need to expand our insurance coverage to include the sale of commercial products. We cannot know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.

Where we have provided indemnities in favor of third parties under our agreements with them, there is a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may also bring a product liability claim against us alleging that cytisinicline causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;

•	inability to commercialize, or if commercialized, a decreased demand for, cytisinicline;

•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenue, if any;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	increased product liability insurance rates, or inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, financial condition or results of operations.

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from the Laburnum anagyroides plant, which grows outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides plant, which grows in the mountains of Southern Europe. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-

party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure Laburnum anagyroides will continue to allow the exportation of cytisinicline. Sopharma currently has planted approximately 225 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 150 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to five years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Although Sopharma has plans to plant significant numbers of additional trees, there is no guarantee that they will do so or that the trees will produce the anticipated yield of cytisinicline. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

Our business may be negatively affected by weather conditions and the availability of natural resources, as well as by climate change.

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Laburnum anagyroides plant depends on the availability of natural resources, including sufficient rainfall. Our exclusive supplier of cytisinicline, Sopharma, could be adversely affected if it experiences a shortage of fresh water due to droughts or if it experiences other adverse weather conditions. As a result of such events, we could experience cytisinicline shortages from Sopharma, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we decide to conduct clinical trials in Europe or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. Failure to meet such regulatory requirements could delay our clinical trials, the approval, if any, of cytisinicline by the FDA or other regulatory authorities, or the commercialization of cytisinicline, or result in higher costs or deprive us of potential product revenues.

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

Our risk of delay in product development is increased if the United States government is fully or partially shut down due to lack of continuity in funding.

Our business operations, and particularly the timing of the outcome of review of our clinical development plans for cytisinincline, are directly and indirectly affected by the operations of the United States government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to clinical development advice or ultimately any NDA filing. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shut downs. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or the Healthcare Reform Law, requires manufacturers of products, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the Healthcare Reform Law, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Healthcare Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and its results of operations.

Healthcare legislative and executive reform measures may have a material adverse effect on our business, financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Healthcare Reform Law was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Healthcare Reform Law, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription products, and promotes a new Medicare Part D coverage gap discount program.

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Healthcare Reform Law and we expect that additional state and federal healthcare measures under the Trump administration will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and prescription drugs for smoking cessation, but not over-the-counter treatments. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

Our ability to obtain services, reimbursement or funding may be impacted by possible reductions in federal spending in the United States as well as globally.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain.

If government spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. Any reductions in government spending in countries outside the United States may also impact us negatively, such as by limiting the functioning of international regulatory agencies in countries outside the United States or by eliminating programs on which we may rely.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Richard Stewart, John Bencich, Cindy Jacobs, Anthony Clarke and Jaime Xinos. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Bencich, Dr. Jacobs, Dr. Clarke and Ms. Xinos, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

We may need to expand our organization, which may require us to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Expanded growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We rely on third party contract manufacturing organizations, or CMOs, to package the cytisinicline used in our clinical trials. If any of these CMO’s fail to timely deliver supplies needed then our clinical studies could be delayed materially. Third-party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

Many of our competitors have substantially greater financial, name recognition, manufacturing, marketing, research, technical and other resources than us. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Further, our competitors may develop new products that are safer, more effective or more cost-efficient than cytisinicline. Large pharmaceutical companies in particular have extensive expertise in non-clinical and clinical testing and in obtaining regulatory approvals for products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of cytisinicline to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

The commercial success of cytisinicline will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Failure to obtain or maintain adequate reimbursement or insurance coverage for products, if any, could limit our ability to market cytisinicline and decrease our ability to generate revenue.

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of cytisinicline will depend in part on the healthcare providers, patients, and third-party payors accepting cytisinicline as medically useful, cost-effective, and safe. Cytisinicline may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of cytisinicline will depend on a number of factors, including but not limited to:

•	the safety and efficacy, if any, of cytisinicline as demonstrated in clinical trials and potential advantages over competing treatments, if any;

•	the clinical indications for which approval is granted, if any, including any limitations or warnings contained in cytisinicline’s approved labeling;

•	the cost of treatment;

•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend the product to patients based on such risks and benefits;

•	the marketing, sales and distribution support for cytisinicline;

•	the publicity concerning cytisinicline or competing products and treatments;

•	the pricing and availability of third-party insurance coverage and reimbursement; and

•	negative perceptions or experiences with our competitor’s products may be ascribed to cytisinicline; and

•	availability of cytisinicline from other suppliers and/or distributors.

Even if cytisinicline displays a favorable efficacy and safety profile upon approval, market acceptance of cytisinicline remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of cytisinicline, if any, may require significant investment and resources and may never be successful. Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisinicline, or a generic version of cytisinicline, which require a prescription. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

Although a substantial amount of our effort will focus on clinical testing, approval, and potential commercialization of cytisinicline, our sole product candidate, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	Our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	our potential product candidates may not succeed in non-clinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

•	potential product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a potential product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a potential product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

We have sought to protect our proprietary position by filing patent applications in the United Kingdom, United States and certain other countries around the world related to future product candidates. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of healthcare payment systems; and

•	period-to-period fluctuations in our financial results.

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

Because our recent merger resulted in an ownership change under Section 382 of the U.S. Internal Revenue Code for OncoGenex, pre-merger net operating loss carryforwards and certain other tax attributes are now subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our recent merger involving OncoGenex and Achieve Life Sciences, Inc. resulted in an ownership change for OncoGenex and, accordingly, OncoGenex’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the merger. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have business offices located in Seattle, Washington and Vancouver, British Columbia.

Our lease agreement for office space in Seattle, Washington commenced on March 1, 2018 and has a three year term. Pursuant to this lease, we rent approximately 3,187 square feet of office space. The annual rent is approximately $0.1 million.

We leased approximately 4,857 square feet in Vancouver, British Columbia, at an annual rent of approximately $0.1 million, which expired on January 31, 2019. On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 15, 2019, there were approximately 17 stockholders of record and there were approximately 6,013 beneficial stockholders of our common stock.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2018 were made by us or on our behalf.

In October 2018, we sold unregistered warrants to purchase 894,626 shares of common stock, which is more fully described in our Current Report on Form 8-K filed with the SEC on October 1, 2018.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2018, 2017 and 2016 and consolidated balance sheet data as of December 31, 2018 and 2017 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements balance sheet data as of

December 31, 2016 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

In connection with the Arrangement, Achieve was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of OncoGenex were recorded, as of the effective time of the Arrangement, at their respective fair values and added to those of Achieve. The results of the operations and balance sheet data for the year ended December 31, 2017 reflect the results of only Achieve for the time period of January 1, 2017 through August 1, 2017 and the results of the combined company from August 2, 2017 through December 31, 2017. The historical results of operations and balance sheet data shown for the year ended December 31, 2016 reflect only those of Achieve prior to the Arrangement, and do not reflect the results of OncoGenex. The historical results presented are not necessarily indicative of future results.

	December 31,
	2018	2017	2016
	(in thousands except share and per share amounts)
Statements of Loss Data:
Total expenses	$12,813	$6,632	$1,714
Net loss	$(12,687)	$(10,583)	$(1,234)
Basic and diluted loss per common share	$(3.61)	$(22.07)	$(581.25)
Shares used in calculation of net loss per share
Basic and diluted	3,510,217	479,442	2,123

	December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,604	$5,284	$15
Total assets	$19,084	$9,892	$3,807
Current liabilities	$3,270	$2,013	$3,073
Total liabilities	$3,282	$2,013	$3,197
Additional paid-in capital	$41,161	$20,556	$2,667
Accumulated deficit	$(25,381)	$(12,694)	$(2,062)
Stockholders’ equity	$15,802	$7,879	$610

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names, or USAN, Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisinicline during the third quarter of 2018.  Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

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

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with smoking through antagonistic properties. The currently-marketed 1.5 mg cytisinicline dosing schedule reflects that of an anti-addiction medication, with downward dose titration over a period of 25 days.

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

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Preliminary results on the 24 smokers (18-65 years) were announced in February 2018 and final results were presented at the annual Society For Research on Nicotine and Tobacco, or SRNT, meeting in February 2019. The study randomized a total of 26 subjects. This included only 2 of the intended 12 subjects greater than age 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieving biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious adverse events were observed in the study.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of any co-administered medications. We will continue to evaluate whether additional drug-to-drug interactions studies will be required prior to any future New Drug Application, or NDA, filing.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisinicline. We held an end of Phase 2 meeting with the FDA in May 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support an NDA. This review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional human studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

A new cytisinicline tablet with improved shelf life has been formulated and recently launched commercially by Sopharma in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3.0 mg dose of this new formulation of cytisinicline was well tolerated.

In October 2018, we initiated the ORCA-1 trial, a Phase 2b optimization study in approximately 250 smokers in the United States, or U.S. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications. This Phase 2b trial will evaluate both the 1.5 mg and 3.0 mg doses of cytisinicline on a declining titration schedule as well as three times daily dosing, both over 25 days. The trial is randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects are treated for 25 days and followed up for a further four weeks. The primary efficacy endpoint is reduction in the number of cigarettes consumed during treatment with secondary analyses to be conducted on smoking cessation rates, safety, and compliance. ORCA-1 is being conducted at eight centers across the U.S. In February 2019, we announced that the trial had completed enrollment with 254 smokers and top line results are expected in mid-2019.

In December 2018, we announced that FDA was in agreement with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

In March 2019, we initiated a trial to assess the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study will be performed in smokers who will receive one single dose of cytisinicline. The dosage of cytisinicline will be increased in separate groups of subjects per dose level until stopping criteria (based on the occurrence of dose-limiting adverse events) are reached. This study is a requirement for our future application for marketing approval of cytisinicline.

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

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $12.7 million, $10.6 million and $1.2 million for years end December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $25.4 million, cash, cash equivalents and short term investments balance of $14.6 million and a positive working capital balance of $12.3 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 821,011 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, and as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV. More information concerning the Arrangement is contained in our Current Report on Form 8-K filed on August 2, 2017 and our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

These consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the year ended December 31, 2016 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2018, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for clinical trials, contract manufacturing, personnel costs, milestone payments to third parties, facilities, regulatory activities, non-clinical studies and allocations of other R&D-related costs. External expenses for clinical trials include fees paid to clinical research organizations, clinical trial site costs and patient treatment costs.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing non-clinical studies, and initiate new clinical trials and registration-enabling activities. The process of conducting clinical trials and non-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”)

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at December 31, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	$440.00	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	$440.00	July 2019

No warrants classified as liabilities were exercised during the years ended December 31, 2018 or 2017.

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

Results of Operations

Years Ended December 31, 2018, 2017 and 2016

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Clinical development programs:
Cytisinicline	$5,868	$1,590	$286
Other research and development	—	1,511	—
Total research and development expenses	$5,868	$3,101	$286

Research and development expenses for the years ended December 31, 2018, 2017 and 2016 were $5.9 million, $3.1 million and $0.3 million, respectively. The increase in 2018 as compared to 2017 was due to higher employee expenses from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017, increased drug supply expenses for the initiation of the ORCA-1 trial, a Phase 2b optimization study, in October 2018 and increased research and development activity for our cytisinicline clinical development program, including costs associated with the ramp up of the repeat dose pharmacokinetics trial and toxicology studies initiated in late 2017. The increase in research and development expenses in 2017 as compared to 2016 was due to increased research and development activity for our cytisinicline clinical development program, including the costs associated with filing the IND application, initiating and completing the food effects trial, initiating the repeat dose pharmacokinetics trial and initiating toxicology studies and increased employee expenses and higher facilities costs resulting from the reverse merger of OncoGenex.

General and Administrative Expenses

G&A expenses for the years ended December 31, 2018, 2017 and 2016 were $6.9 million, $3.5 million and $1.4 million, respectively. The increase in 2018 as compared to 2017 was due to higher employee and public company related expenses, including investor relations, directors’ fees, insurance premiums and business tax and license fees, from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017. The increase in general and administrative expenses in 2017 as compared to 2016 was due to increase in employee headcount, consulting fees, legal fees and professional fees as a result of the closing of the Arrangement and the integration of OncoGenex with our operations.

Gain / (loss) on warrants

We revalue our warrants classified as liabilities at each balance sheet date to fair value. We recorded no gain or loss on the revaluation of our outstanding warrants for the year ended December 31, 2018. For the year ended December 31, 2017 we recorded a gain on the revaluation of $0.1 million.

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

Contingent value rights recovery

The contingent value rights issued by Oncogenex to its shareholders prior to the closing of the Arrangement expired on August 17, 2017, as we did not enter into any term sheets or agreement with third parties for the development or commercialization of apatorsen. A recovery of $0.2 million was recognized on our Consolidated Statements of Loss and Comprehensive Loss in 2017.

Loss on disposition of intangible asset and Recovery of deferred income taxes

In August 2017, we discontinued further development of apatorsen. We recognized a loss on disposition of apatorsen of $8.6 million and a deferred income tax recovery of $2.9 million as a result of discontinuing the development program and providing a notice of discontinuance of the license agreements with Ionis.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $25.4 million through December 31, 2018, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2018, we had a cash, cash equivalents and short term investments balance of $14.6 million and a positive working capital balance of $12.3 million.

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

From September 14, 2017 through March 14, 2019, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million.

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

From June 19, 2018 to March 14, 2019, 8,579 shares of the Series A Convertible Preferred Stock had been converted into 2,144,750 shares of common stock, and 579 shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through March 14, 2019, 330,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $1.3 million and 3,119,500 warrants remained outstanding.

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

Cash Flows

Operating Activities

For the years ended December 31, 2018, 2017 and 2016, net cash used in operating activities was $10.6 million, $9.1 million, and $0.2 million, respectively. The increase in cash used in operations in 2018 as compared to 2017 was due to a full year of operation after the reverse merger with OncoGenex that occurred in August 2017 and upfront payments made to the CRO for the initiation of the ORCA-1 trial. The increase in cash used in operations in 2017 as compared to 2016 was primarily attributable to increased personnel and facilities assumed in the Arrangement, increased research and development expenses for our cytisinicline development program and cash used to reduce liabilities assumed in the Arrangement.

Financing Activities

For the years ended December 31, 2018, 2017 and 2016 net cash provided by financing activities was $19.8 million, $2.0 million and $0.2 million, respectively. Net cash provided by financing activities for the year ended December 31, 2018 relates to proceeds from our June 2018 public offering, October 2018 registered direct offering and exercise of warrants. Net cash provided by financing activities for the year ended December 31, 2017 related to proceeds received from our purchase agreement with LPC. Net cash provided by financing activities for the year ended December 31, 2016 related to proceeds from promissory notes payable to a certain shareholder.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2018 was $5.1 million. Net cash provided by investing activities for the year ended December 31, 2017 was $12.6 million. Net cash used in investing activities for the year ended December 31, 2018 was due mainly to transactions involving short-term investments in the normal course of business. Net cash provided by investing activities for the year ended December 31, 2017 was due to the reverse merger with OncoGenex. There were no investing activities for the year ended December 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Seattle office operating lease (1)	$317	$144	$173	$—	$—
Vancouver office operating lease (2)	$7	$7	$—	$—	$—
Vancouver office operating lease (3)	$250	$56	$125	$69	$—
Total	$574	$207	$298	$69	$—

(1)	This operating lease is effective March 1, 2018 and expires on February 28, 2021.
(2)	This operating lease expired on 31 January 2019.
(3)	This operating lease is effective February 1, 2019 and expires on January 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at December 31, 2018.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2018	2017
Total Assets	$19,084	$9,892
Total Liabilities	$3,282	$2,013
Total Equity	$15,802	$7,879

The increase in assets as at December 31, 2018 as compared to December 31, 2017 primarily relates to increase in cash and cash equivalents from the June 2018 public offering, the October 2018 registered direct offering and warrant exercises. The increase in liabilities as at December 31, 2018 compared to December 31, 2017 was primarily due to higher accruals related to employee expenses from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017 and higher clinical trial accruals associated with ramp up of the repeat dose pharmacokinetics trial and toxicology studies initiated in late 2017 and initiation of our ORCA-1 trial, a Phase 2b optimization study in October 2018.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

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

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advance payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses or Other Assets depending on when the assets will be utilized.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisinicline for smoking cessation, with operations located in Canada and the U.S.

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

Reporting Currency and Foreign Currency Translation

Effective August 2, 2017, we changed the functional currency of our U.K. subsidiary from the Great British Pound to the U.S. dollar. As a result of the Arrangement, the U.K. subsidiary’s primary economic environment has now changed from the U.K. to the U.S. This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed. We accounted for the change in functional currency prospectively.

The consolidated financial statements for the years ended December 31, 2016 and 2015 and for the period of January 1, 2017 to August 2, 2017, are based on the U.K. subsidiary with a functional currency of GBP, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

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

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board, or FASB, issued its new leases standard, ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2019 and interim periods within that year.  This standard is expected to have an impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures. We estimate that the right-of-use asset and lease liability from the adoption of this standard to be approximately $0.5 million.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement, which both modifies and clarifies the disclosure requirements for fair value measurement. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

Recently Adopted Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We have updated our policies and procedures to reflect the adoption of ASU No. 2014-09. The adoption of this standard did not have an impact on our financial position or results of operations.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting, which both clarifies and modifies accounting requirements relating to nonemployee share-based payment transactions. For public business entities, the amendments in this Update are effective for annual periods beginning after 15 December 2018, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after 15 December 2019, and interim periods within annual periods beginning after 15 December 2020. The adoption of this standard did not have a significant impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chartered Professional Accountants

Vancouver, Canada March 14, 2019

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents [note 8]	$9,515	$5,284
Restricted cash [note 8 and 14]	—	222
Short-term investments [note 8]	5,089	—
Amounts receivable	7	9
Prepaid expenses	926	393
Total current assets	15,537	5,908
Restricted cash [note 8]	50	50
Property and equipment, net [note 9]	35	59
Other assets [note 10]	118	309
License agreement [note 2, 5, 6 and 7]	2,310	2,532
Goodwill [note 2 and 6]	1,034	1,034
Total assets	$19,084	$9,892
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144	$213
Accrued liabilities other	748	438
Accrued clinical liabilities	1,199	877
Accrued compensation	1,168	458
Current portion of long-term obligations [note 14]	11	27
Total current liabilities	3,270	2,013
Long-term obligations [note 14]	12	—
Total liabilities	3,282	2,013
Commitments and contingencies [note 14]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 579 issued and outstanding at December 31, 2018 and zero issued and outstanding at December 31, 2017.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 6,721,117 and 1,195,675 issued at December 31, 2018 and December 31, 2017, respectively, and 6,721,117 and 1,194,793 outstanding at December 31, 2018 and December 31, 2017, respectively	18	12
Additional paid-in capital	41,161	20,556
Accumulated deficit	(25,381)	(12,694)
Accumulated other comprehensive income	4	5
Total stockholders' equity	15,802	7,879
Total liabilities and stockholders' equity	$19,084	$9,892
Going concern and liquidity [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended
	December 31,
	2018	2017	2016
EXPENSES
Research and development	$5,868	$3,101	$286
General and administrative	6,945	3,531	1,428
Total operating expenses	12,813	6,632	1,714
OTHER INCOME (EXPENSE)
Interest income	171	21	—
Bargain purchase gain [note 2]	—	1,272	—
Contingent value rights recovery [note 2]	—	200	—
Gain on warrants	—	150	—
Loss on disposition of intangible asset [note 5]	—	(8,610)	—
Other expenses	(45)	(35)	(24)
Total other income	126	(7,002)	(24)
Net loss before income taxes	$(12,687)	$(13,634)	$(1,738)
Recovery of deferred income taxes [note 5]	—	3,051	504
Net Loss	$(12,687)	$(10,583)	$(1,234)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on foreign exchange	—	—	4
Total other comprehensive income (loss)	—	—	4
Comprehensive loss	$(12,687)	$(10,583)	$(1,230)
Basic and diluted net loss per common share [note 12 [g]]	$(3.61)	$(22.07)	$(581.25)
Shares used in computation of basic and diluted net loss per common share [note 12 [g]]	3,510,217	479,442	2,123

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2015	2,123	$—	—	$—	$2,667	$1	$(828)	$1,840
Net loss	—	—	—	—	—	—	(1,234)	(1,234)
Other comprehensive income (loss)	—	—	—	—	—	4	—	4
Balance, December 31, 2016	2,123	—	—	—	2,667	5	(2,062)	610
Stock-based compensation expense	—	—	—	—	348	—	—	348
Settlement of stockholder loans with related parties	157	—	—	—	2,132	—	—	2,132
Shares issued on subscription	5	—	—	—	64	—	—	64
Shares held by OncoGenex Shareholders	273,671	3	—	—	—	—	—	3
Shares issued on conversion of Achieve common shares	821,012	8	—	—	13,040	—	—	13,048
Shares cancelled on conversion of Achieve common shares	(2,285)	—	—	—	—	—	—	—
Restricted Stock Unit Settlements	546	—	—	—	—	—	—	—
Restricted Stock Unit Settlements withheld and retired to treasury	(166)	—	—	—	—	—	(5)	(5)
Shares issues - Lincoln Park Capital	99,730	1	—	—	2,305	—	—	2,306
Purchase accounting adjustment	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	—	(10,583)	(10,583)
Balance, December 31, 2017	1,194,793	12	—	—	20,556	5	(12,694)	7,879
Stock-based compensation expense		—		—	854	—	—	854
Restricted stock unit settlements	5,354	—	—	—	—	—	—	—
Adjustment of fractional shares on reverse stock split	(38)	—	—	—	—	—	—	—
Shares issued - from purchase agreement with Lincoln Park Capital	96,000	1	—	—	1,278	—	—	1,279
Shares issued - June 2018 public offering	1,160,500	1	9,158	—	12,193	—	—	12,194
Shares issued - October 2018 registered direct offering	1,789,258	2	—	—	4,958	—	—	4,960
Shares issued on exercise of warrants	330,500		—	—	1,324	—	—	1,324
Shares issued on conversion of preferred shares	2,144,750	2	(8,579)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(12,687)	(12,687)
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Balance, December 31, 2018	6,721,117	18	579	—	41,161	4	(25,381)	15,802

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Operating Activities:
Net loss	$(12,687)	$(10,583)	$(1,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 8 and note 12[e]]	—	(150)	—
Depreciation	60	59	—
Amortization	222	223	223
Stock-based compensation [note12[c]]	854	348	—
Deferred income tax (recovery) [note 2 and 5]	—	(3,051)	(504)
Bargain purchase gain [note 2]	—	(1,272)	—
Loss on disposition [note 2]	—	8,610	—
Contingent value rights recovery [note 2]	—	(200)	—
Changes in operating assets and liabilities:
Amounts receivable	2	(9)	—
Prepaid expenses and other assets	(343)	(1,349)	(2)
Accounts payable	(69)	118	22
Accrued liabilities other	310	(2,185)	670
Accrued clinical liabilities	322	877	—
Accrued compensation	710	458	—
Salaries payable	—	(1,028)	623
Lease obligation	(4)	27	—
Net cash used in operating activities	(10,623)	(9,107)	(202)
Financing Activities:
Proceeds from share subscription	—	64	—
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	1,279	1,942	—
Proceeds from June 2018 public offering, net of issuance costs	12,194	—	—
Proceeds from exercise of warrants, net of issuance costs	1,324	—	—
Proceeds from October 2018 registered direct offering, net of issuance costs	4,960	—	—
Taxes paid related to net share settlement of equity awards	—	(5)	—
Stockholder loans	—	—	150
Net cash provided by financing activities	19,757	2,001	150
Investing Activities:
Cash received on reverse takeover of OncoGenex	—	12,648	—
Purchase of property and equipment	(46)	—	—
Proceeds on disposal of assets	10	—	—
Purchase of investments	(5,539)	—	—
Maturities of investments	450	—	—
Net cash provided by (used in) investing activities	(5,125)	12,648	—
Effect of exchange rate changes on cash	—	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4,009	5,541	(52)
Cash, cash equivalents and restricted cash at beginning of year	5,556	15	67
Cash, cash equivalents and restricted cash at end of year	$9,565	$5,556	$15
Supplemental Disclosure of Cash Flow Information:
Interest expense accrued but not yet paid	$—	$—	$26

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, GOING CONCERN AND LIQUIDITY

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation. We were incorporated in the state of Delaware, and operate out of Vancouver, British Columbia and Seattle, Washington.

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

On August 1, 2017, OncoGenex Pharmaceuticals, Inc., or OncoGenex, completed a transaction, or the Arrangement, with Achieve Life Science, Inc., or Achieve, as contemplated by the Merger Agreement between Achieve and OncoGenex dated January 5, 2017, or the Merger Agreement. Under the terms of the Merger Agreement, OncoGenex changed its name to Achieve Life Sciences, Inc., instituted an one-for-eleven reverse stock split, issued 821,011 shares of its common stock (after accounting for the elimination of resulting fractional shares) in exchange for all of the outstanding preferred shares, common shares and convertible debentures of Achieve, as a result Achieve became a wholly-owned subsidiary of OncoGenex, and is listed on the Nasdaq Capital Market under the ticker symbol ACHV.

These consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations of the Company for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. The consolidated results of operations for the year ended December 31, 2016 include only the consolidated results of operations of Achieve and do not include historical results of OncoGenex. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement. The accompanying consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in our Amendment No. 3 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, or SEC, on June 6, 2017. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Amendment No. 3 to the Registration Statement on Form S-4/A filed with the SEC on June 6, 2017.

Basis of Presentation

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $12.7 million, $10.6 million and $1.2 million for the years ending December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $25.4 million, cash, cash equivalents and short term investments balance of $14.6 million and a positive working capital balance of $12.3 million. Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

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

Under the purchase method of accounting, OncoGenex’s outstanding shares of common stock were valued using the closing price on NASDAQ of $46.20 as at August 1, 2017. There were 273,670 shares of common stock outstanding, as adjusted for the reverse stock split, on August 1, 2017, immediately prior to closing. The fair value of the OncoGenex outstanding stock options was determined using the Black-Scholes pricing model with the following assumptions: stock price of $46.20, volatility of 97.23% to 106.63%, risk-free interest rate of 1.31% to 1.54%, and expected lives ranging from 1.82 to 3.31 years. The fair value of the OncoGenex outstanding warrants was determined using the Black-Scholes pricing model with the following assumptions: stock price of $46.20, volatility of 90.33% to 106.08%, risk-free interest rate of 1.32% to 1.53%, and expected lives ranging from 1.91 to 3.24 years.

The final purchase price is summarized as follows (dollars in thousands, except per share amounts):

Shares of the combined company to be owned by OncoGenex equity holders	273,670
Multiplied by the price per share of OncoGenex stock	$46.20
Value of shares of the combined company owned by OncoGenex equity holders	$12,643
Fair value of options and warrants assumed	$207
Fair value of contingent value rights assumed	$200
Total purchase price	$13,050

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

	For the year ended	For the year ended
	December 31,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Net loss applicable to common shareholders	$(12,687)	$(20,111)
Net loss per share-basic and diluted	$(3.61)	$(41.95)
Weighted average shares	3,510,217	479,442

3. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the fair value of our warrant liability, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and carry at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and carry them at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

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

Research and Development Costs

Research and development costs are expensed as incurred, net of related refundable investment tax credits, with the exception of non-refundable advance payments for goods or services to be used in future research and development, which are capitalized in accordance with ASC 730, “Research and Development” and included within Prepaid Expenses or Other Assets depending on when the assets will be utilized.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisinicline for smoking cessation, with operations located in Canada and the United States.

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

Pending Adoption of Recent Accounting Pronouncements

On February 2016, the Financial Accounting Standards Board, or FASB, issued its new leases standard, ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2019 and interim periods within that year.  This standard is expected to have an impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures. We estimate that the right-of-use asset and lease liability from the adoption of this standard to be approximately $0.5 million.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement, which both modifies and clarifies the disclosure requirements for fair value measurement. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

Recently Adopted Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We have updated our policies and procedures to reflect the adoption of ASU No. 2014-09. The adoption of this standard did not have an impact on our financial position or results of operations.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting, which both clarifies and modifies accounting requirements relating to nonemployee share-based payment transactions. For public business entities, the amendments in this Update are effective for annual periods beginning after 15 December 2018, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after 15 December 2019, and interim periods within annual periods beginning after 15 December 2020. The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2018 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

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

We acquired license and supply agreements, in relation to cytisinicline, upon the acquisition of Extab Corporation, or Extab. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years (Note 6— Extab Acquisition).

The components of intangible assets were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(807)	$2,310	$3,117	$(585)	$2,532

For the year ended December 31, 2018 and 2017 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2018:

Year Ending December 31,
2019	223
2020	223
2021	223
2022	223
Thereafter	1,418
Total	$2,310

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment has occurred as of December 31, 2018.

6. EXTAB ACQUISITION

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma, AD, or Sopharma, a public pharmaceutical company located in Bulgaria, to acquire 75% of the outstanding shares of Extab.

Pursuant to the Share Purchase Agreement, we acquired a 75% controlling interest in Extab from Sopharma for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA. In addition, as part of and in conjunction with the Share Purchase Agreement, we amended our existing license and supply agreements with Sopharma, extending their terms by five years and reducing the royalty rate payable by us. (Note 7—License Agreements) Subsequent to the acquisition, we paid to Sopharma $0.3 million to retire the balance of Extab’s outstanding loans with Sopharma.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2018, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Warrants

As of December 31, 2018, we recorded a value of zero for our warrant liability. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,070	$—	$—	$1,070
Money market securities (cash equivalents)	8,445	—	—	8,445
Restricted cash (Note 12)	50	—	—	50
Corporate bonds and commercial paper (short term investments)	—	5,089	—	5,089
Total assets	$9,565	$5,089	$—	$14,654

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,262	$—	$—	$1,262
Money market securities (cash equivalents)	4,022	—	—	4,022
Restricted cash (Note 12)	272	—	—	272
Total assets	$5,556	$—	$—	$5,556

Cash and cash equivalents and short term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Cash	$1,070	$—	$—	$1,070
Money market securities	8,445	—	—	8,445
Total cash and cash equivalents	$9,515	$—	$—	$9,515
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	5,089	—	—	5,089
Total short-term investments	$5,089	$—	$—	$5,089

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash	$1,262	$—	$—	$1,262
Money market securities	4,022	—	—	4,022
Total cash and cash equivalents	$5,284	$—	$—	$5,284
Money market securities (restricted cash)	272	—	—	272
Total restricted cash	$272	$—	$—	$272

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2018 and 2017.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2018, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2018
Computer equipment	$258	$230	$28
Furniture and fixtures	90	90	—
Leasehold improvements	55	53	2
Computer software	328	323	5
Equipment under capital lease	24	24	—
Total property and equipment	$755	$720	$35

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

11. INCOME TAX

[a] On August 2, 2017, OncoGenex completed a reverse takeover with Achieve. OncoGenex changed its name to Achieve Life Sciences, Inc. We are a Delaware incorporated company subject to blended US Federal and state statutory rates for December 31, 2018, 2017 and 2016 of 21%, 34% and 34%, respectively. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

Income tax expense consisted of the following (in thousands):

(In thousands)	2018	2017	2016
Income taxes at statutory rates (at a rate of 21% for 2018 and 34% for 2017 and 2016)	$(2,664)	$(4,636)	$(504)
Expenses not deducted for tax purposes	70	(174)	—
Effect of tax rate changes on deferred tax assets and liabilities	(1,416)	3,158	—
Rate differential on foreign earnings	(165)	314	—
Reduction in benefit of operating losses	—	—	—
Reduction in the benefit of other tax attributes	—	—	—
Investment tax credits	—	—	—
Change in valuation allowance	4,182	(1,683)	—
Book to tax return adjustments	20	—	—
Other	(27)	(14)	—
Income tax expense	$—	$(3,035)	$(504)

[b] At December 31, 2018, we have investment tax credits of $2.6 million (2017—$2.6 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $123.3 million (2017—$120.4 million) available to offset future taxable income in Canada, UK net operating loss carryforwards of $1.8 million (2017—$0.8 million) to offset future taxable income in the UK and federal net operating loss carryforwards of $17.6 million (2017—$9.9 million) to offset future taxable income in the United States.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

		US	Canadian	UK
	Investment	Net Operating	Non-capital	Net Operating
	Tax Credits	Losses	Losses	Losses
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	244	—	7,364	—
2027	71	—	4,949	—
2028	148	—	8,020	—
2029	317	9	(9)	33
2030	346	5	6,288	20
2031	486	17	12,121	34
2032	363	43	17,278	41
2033	193	2	23,240	53
2034	215	3	17,077	45
2035	122	654	3,112	27
2036	79	611	16,664	56
2037	19	8,763	4,254	633
2038	52	7,491	2,937	887
	$2,655	$17,598	$123,295	$1,829

In addition, we have unclaimed tax deductions of approximately $14.5 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $0.1 million available to reduce future taxes payable in the United States. The research and development tax credits expire in 2038.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2018	2017
Deferred tax assets
Tax basis in excess of book value of assets	$886	$850
Non-capital loss carryforwards	37,332	33,524
Research and development deductions and credits	5,707	5,506
Stock options	171	51
§59(e) Capitalized R&D expenses	3,334	3,252
Accrued expenses	—	—
Other	170	246
Total deferred tax assets	47,600	43,429
Valuation allowance	(47,123)	(42,914)
Net deferred assets	477	515
Deferred tax liabilities
Intangible assets	(474)	(513)
Other	(3)	(2)
Total deferred tax liabilities	(477)	(515)

Net deferred tax assets	—	—

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no net deferred tax assets have been recognized in all jurisdictions as at December 31, 2018.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2018 is as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Balance at January 1	$715	$715	$699
Additions based on tax positions related to the current year	6	—	16
Deductions based on tax positions related to prior years	(4)	—	—
Balance at December 31	$717	$715	$715

As of December 31, 2018, unrecognized benefits of approximately $0.7 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2018 and December 31, 2017 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the UK and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2010 to 2018
United Kingdom	2011 to 2018
US	2010 to 2018

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

12. COMMON STOCK

[a] Authorized

150,000,000 authorized common voting shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

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

From September 14, 2017 through December 31, 2018, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million.

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

As of December 31, 2018, 8,579 shares of the Series A Convertible Preferred Stock had been converted into 2,144,750 shares of common stock, and 579 shares of the Series A Convertible Preferred Stock remained outstanding.

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

Equity Award Issuances and Settlements

During the year ended December 31, 2018, we did not issue any shares of common stock to satisfy stock option exercises and issued 5,354 shares of common stock to satisfy restricted stock unit settlements, respectively, compared with the issuance of no shares of common to satisfy stock option exercises and 546 restricted stock unit settlements, respectively, for the year ended December 31, 2017.

[c] Stock options

2018 Equity Incentive Plan

As of December 31, 2018, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,000,000 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 386,650 were reserved for options currently outstanding and 613,350 were available for future equity grants.

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

2017 Equity Incentive Plan

As of December 31, 2018, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2018, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 21,065 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 15,142 were reserved for restricted stock units currently outstanding.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2018	2017
Risk-free interest rates	2.93%	1.95%
Expected dividend yield	0%	0%
Expected life	5.68 years	6.02 years
Expected volatility	88.23%	86.06%

The weighted average fair value of stock options granted during the year ended December 31, 2018 was $2.05.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2018	2017
Research and development	$272	$107
General and administrative	582	241
Total stock-based compensation	$854	$348

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2018	111,578	$80.01
Granted	554,400	2.81
Forfeited	(393)	160.79
Balance, December 31, 2018	665,585	$15.65

The following table summarizes information about stock options outstanding at December 31, 2018 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.56 - $2.97	386,650	$2.56	9.72
$2.98 - $16.13	167,750	3.37	9.57
$16.14 - $69.45	104,910	28.90	8.58
$69.46 - $157.30	408	110.00	7.40
$157.31 - $206.25	1,782	204.60	6.38
$206.26 - $1,228.15	835	448.47	5.53
$1,228.16 - $1,305.70	907	1,296.49	5.15
$1,305.71 - $1,405.80	713	1,321.28	4.12
$1,405.81 - $1,659.35	605	1,443.12	3.21
$1,659.36 - $2,450.80	1,025	2,007.37	1.65
	665,585	$15.65	9.46

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$2.56 - $2.97	35,417	$2.56	9.72
$2.98 - $16.13	17,472	3.37	9.57
$16.14 - $69.45	37,488	28.90	8.58
$69.46 - $157.30	408	110.00	7.40
$157.31 - $206.25	1,745	204.60	6.38
$206.26 - $1,228.15	835	448.47	5.53
$1,228.16 - $1,305.70	907	1,296.49	5.15
$1,305.71 - $1,405.80	713	1,321.28	4.12
$1,405.81 - $1,659.35	605	1,443.12	3.21
$1,659.36 - $2,450.80	1,025	2,007.37	1.65
	96,615	$73.05	8.94

As at December 31, 2018, and December 31, 2017 the total unrecognized compensation expense related to stock options granted was $2.4 million and $2.0 million respectively, which is expected to be recognized into expense over a period of approximately 2.9 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.6 million and zero, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was zero, zero and zero, respectively. At December 31, 2018, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2018, 2017 and 2016, $0.2 million, $0.1 million and zero, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2018:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	21,066	$38.87
Released	(5,354)	56.25
Forfeited or expired	(570)	97.03
Balance, December 31, 2018	15,142	$30.53

As of December 31, 2018, we had approximately $0.4 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 2.58 years.

[e] Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2018:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	$440.00	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	$440.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	2,175	$264.00	October 2020
(4) Warrants issued in September 2017 financing	8,224	$34.96	March 2023
(5) Warrants issued in June 2018 financing	3,119,500	$4.00	June 2023
(6) Warrants issued in October 2018 financing	894,626	$3.14	October 2023

For the twelve months ended December 31, 2018, 330,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $1.3 million. No warrants were exercised for the year ended December 31, 2017. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing, the warrants issued in the June 2018 financing and the warrants issued in the October 2018 registered direct offering, are classified as equity. The Series A and Series B warrants assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at December 31, 2018 and 2017, the fair value of the warrants was insignificant.

	As of
	December 31,
Series A and Series B Warrant Valuation Assumptions	2018	2017
Risk-free interest rates	2.61%	1.82%
Expected dividend yield	0%	0%
Expected life	0.50 years	1.50 years
Expected volatility	111%	86%

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

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2018	2017	2016
Numerator
Net loss	$(12,687)	$(10,583)	$(1,234)
Denominator
Weighted average number of common shares outstanding	3,510,217	479,442	2,123
Basic and diluted net loss per common share	$(3.61)	$(22.07)	$(581.25)

As of December 31, 2018 a total of 4.7 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

13. RELATED PARTY TRANSACTIONS

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from Ricanto in 2017. As of December 31, 2016, we recorded amounts payable to Ricanto of $0.6 million in accrued liabilities on our balance sheet. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately 17,067 shares of common stock post-conversion. As of December 31, 2018 we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016 the outstanding principal, included in shareholder loans with related parties, was $0.2 million and accrued interest payable was $3,000. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately 5,246 shares of common stock post-conversion. As of December 31, 2018 we had no outstanding principal or accrued interest with the related party.

We borrowed $2.7 million on May 18, 2015, through a convertible promissory note payable to a Lender of ours. The note matures and is payable upon demand one year from the date of the note. Interest accrues at an annual rate of 3.5%. On September 30, 2015 the Lender converted $2.0 million in principal into 4,500 shares of our common stock, prior to the closing of the Arrangement, par value

$0.01, and became a principal stockholder. On March 7, 2017 we borrowed $20,000 through a note payable to the Lender. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. As of December 31, 2016, the outstanding principal balance, included in shareholder loans with related parties, was $0.7 million and had accrued interest payable of $35,000. On July 24, 2017, the Lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement, par value $0.01. Pursuant to the terms of the Arrangement, each share was converted into, approximately 182,743 shares of common stock post-conversion. As of December 31, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on May 11, 2015 with one of our principal stockholders to serve as our CEO. We terminated the employment agreement on December 31, 2016. From May 11, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.7 million and was accrued on our balance sheet as Accrued compensation. On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.4 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately 8,551 shares of common stock post-conversion. As of December 31, 2018 we had no outstanding principal or accrued interest with the related party.

We entered into an employment agreement on August 17, 2015 with one of our principal stockholders to serve as our Chief Financial Officer, or CFO. We terminated the employment agreement on December 31, 2016. From August 17, 2015 to December 31, 2016, we had not paid any salary specified in the employment agreement. Salary otherwise payable as at December 31, 2016 was $0.3 million and was accrued on our balance sheet as Accrued compensation. On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.2 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into, approximately 4,563 shares of common stock post-conversion. As of December 31, 2018 we had no outstanding principal or accrued interest with the related party.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at December 31, 2018.

14. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Seattle office operating lease	$317	$144	$173	$—	$—
Vancouver office operating lease - expiring	$7	$7	$—	$—	$—
Vancouver office operating lease - new	$250	$56	$125	$69	$—
Total	$574	$207	$298	$69	$—

Lease Arrangements

We had an operating lease agreement for office space in Vancouver, Canada, which expired in January 2019. Pursuant to the operating lease agreement, we had the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provide three months prior written notice to the landlord. This lease was not renewed.

On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2019	$56
2020	62
2021	63
2022	63
2023	5
Total	$249

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

The future minimum annual lease payments under the New Lease are as follows (in thousands):

2019	$144
2020	148
2021	25
Total	$317

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington, and Bothell, Washington offices for years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.6 million and $0.9 million, respectively.

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2018.

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

Material Changes in Financial Condition

	December 31,
(in thousands)	2018	2017
Total Assets	$19,084	$9,892
Total Liabilities	3,282	2,013
Total Equity	15,802	7,879

The increase in assets as at December 31, 2018 as compared to December 31, 2017 primarily relates to increase in cash and cash equivalents from the June 2018 public offering, the October 2018 registered direct offering and warrant exercises. The increase in liabilities as at December 31, 2018 compared to December 31, 2017 was primarily due to higher accruals related to employee expenses from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017 and higher clinical trial accruals associated with ramp up of the repeat dose pharmacokinetics trial and toxicology studies initiated in late 2017 and initiation of our ORCA-1 trial, a Phase 2b optimization study in October 2018

.

15. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for as part of the purchase price allocation (Note 4—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at December 31, 2018.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2018 and 2017 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2018
Research and development	1,201	1,045	1,541	2,081
General and administrative	1,813	1,751	1,753	1,628
Total operating expenses	3,014	2,796	3,294	3,709
Other income (expense)	(8)	8	54	72
Net loss	(3,022)	(2,788)	(3,240)	(3,637)
Basic and diluted net loss per share	$(2.43)	$(1.82)	$(0.71)	$(0.55)
2017
Research and development	61	62	825	2,153
General and administrative	260	96	1,546	1,629
Total operating expenses	321	158	2,371	3,782
Other income	(8)	(11)	(7,025)	42
Recovery of deferred income taxes	124	—	2,927	—
Net loss	(205)	(169)	(6,469)	(3,740)
Basic and diluted net loss per share	$(96.56)	$(79.60)	$(8.95)	$(3.17)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2018.

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

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2018:

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	680,727	(1)	$15.65	(1)	613,350	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	680,727		$15.65		613,350

(1)

As of December 31, 2018, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2000 Stock Incentive Plan, (b) the 2007 Performance Incentive Plan,  (c) the 2010 Performance Incentive Plan, (d) the 2017 Equity Incentive Plan and (e) the 2018 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 5, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc. and Achieve Life Science, Inc. †	8-K	033-80623	2.1	January 5, 2017

2.2	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated July 19, 2017, by and among Achieve Life Sciences, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.	8-K	033-80623	10.1	July 19, 2017

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.1	May 23, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series A Convertible Preferred Stock, filed June 18, 2018	8-K	033-80623	3.1	June 20, 2018

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008
4.2	Form of Series A Warrant	8-K	033-80623	4.1	June 27, 2014

4.3	Form of Series A-1 Warrant	8-K	033-80623	4.1	April 30, 2015

4.4	Form of Pre-Funded Series B Warrant	8-K	033-80623	4.2	June 27, 2014

4.5	Form of Series B Warrant	8-K	033-80623	4.3	June 27, 2014

4.6	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017
4.7	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.8	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.9	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

10.1	Sonus Pharmaceuticals, Inc. 2007 Performance Incentive Plan (the “2007 Plan”)††	DEF 14A	000-21243	Appendix A	April 3, 2007

10.2	Form of Sonus Pharmaceuticals, Inc. Stock Option Agreement (pertaining to the 2007 Plan)††	10-Q	000-21243	10.1	November 9, 2007

10.3	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.4	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.5	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.6	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.7a	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.7b	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.7c	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.8	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.9	Achieve Life Sciences 2018 Equity Incentive Plan, and forms of award agreements thereunder††	10-Q	033-80623	10.1	November 7, 2018

10.10	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.11	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.12	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.13	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.14	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.15	Employment Agreement between the Company and Anthony Clarke, executed May 22, 2018 ††	8-K	033-80623	10.2	May 23, 2018

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.18	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

Exhibit Number	Description	Incorporated by Reference					Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.21	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.22	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018	10.22

10.24	Lease by and between 520 Pike Street, Inc. and Achieve Life Sciences, Inc., dated December 11, 2018	10-Q	033-80623	10.20	March 1, 2018

10.25	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019.						X

10.26	Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	8-K	033-80623	10.1	September 14, 2017

10.27	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

21.1	Subsidiaries of the Registrant						X

23.1	Consent of PricewaterhouseCoopers LLP						X

24.1	Power of Attorney (included on the signature page hereto)						X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**						X

101.INS	XBRL Instance Document						X

101.SCH	XBRL Taxonomy Extension Schema Document						X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 14, 2019	By:	/s/ RICHARD STEWART
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

By: /s/ RICHARD STEWART	Chairman and Chief Executive Officer	Date: March 14, 2019
Richard Stewart

By: /s/ JOHN BENCICH	Executive Vice President, Chief Financial Officer and Chief Operating Officer	Date: March 14, 2019
John Bencich

By: /s/ ANTHONY CLARKE	Director	Date: March 14, 2019
Anthony Clarke

By: /s/ SCOTT CORMACK	Director	Date: March 14, 2019
Scott Cormack

By: /s/ DONALD JOSEPH	Director	Date: March 14, 2019
Donald Joseph

By: /s/ MARTIN MATTINGLY	Director	Date: March 14, 2019
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 14, 2019
H. Stewart Parker

By: /s/ JAY MOYES	Director	Date: March 14, 2019
Jay Moyes