Form 10-Q
period 2019-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2019-05-15
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

1040 West Georgia Street, Suite 1030, Vancouver, British Columbia, V6E 4H1

(Address of Principal Executive Offices)

(604) 210-2217

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	ACHV	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2019, there were 6,865,950 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$7,320	$9,515
Short-term investments [note 5]	2,345	5,089
Prepaid expenses and other assets	866	933
Total current assets	10,531	15,537
Restricted cash [note 5]	50	50
Property and equipment, net	80	35
Operating lease right-of-use assets [note 7]	455	—
Other assets	97	118
License agreement [note 3 and 4]	2,254	2,310
Goodwill [note 4]	1,034	1,034
Total assets	$14,501	$19,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694	$144
Accrued liabilities other	545	748
Accrued clinical liabilities	2,086	1,199
Accrued compensation	488	1,168
Current portion of obligations [note 7]	16	11
Current portion of lease liability [note 7]	170	—
Total current liabilities	3,999	3,270
Long-term obligations [note 7]	24	12
Long-term lease liability [note 7]	289	—
Total liabilities	4,312	3,282
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 579 issued and outstanding at March 31, 2019 and 579 issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 6,721,200 issued and outstanding at March 31, 2019 and 6,721,117 issued and outstanding at December 31, 2018, respectively.	18	18
Additional paid-in capital	41,455	41,161
Accumulated deficit	(31,288)	(25,381)
Accumulated other comprehensive income	4	4
Total stockholders' equity	10,189	15,802
Total liabilities and stockholders' equity	$14,501	$19,084
Going concern [note 1]
Subsequent events [note 8]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2019	2018
EXPENSES
Research and development	4,055	1,201
General and administrative	1,885	1,813
Total operating expenses	5,940	3,014
OTHER INCOME (EXPENSE)
Interest income	62	10
Other expenses	(26)	(18)
Total other income (expense)	36	(8)
Net loss	(5,904)	(3,022)
OTHER COMPREHENSIVE LOSS
Comprehensive loss	$(5,904)	$(3,022)
Basic and diluted net loss per common share	$(0.88)	$(2.43)
Shares used in computation of basic and diluted net loss per common share	6,721,184	1,243,149

See accompanying notes

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net loss	$(5,904)	$(3,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	65	86
Stock-based compensation [note 6 [c] and note 6 [d]]	290	181
Cumulative adjustment on adoption of lease standard	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	88	217
Accounts payable	550	207
Accrued liabilities other	(199)	94
Accrued clinical liabilities	887	(103)
Accrued compensation	(680)	134
Other liabilities	17	(27)
Net cash used in operating activities	(4,889)	(2,233)
Financing Activities:
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	1,105
Net cash provided by financing activities	—	1,105
Investing Activities:
Purchase of property and equipment	(54)	—
Proceeds on disposal of assets	—	10
Purchase of investments	(20)	—
Proceeds from maturities of investments	2,764	—
Net cash provided by investing activities	2,690	10
Effect of exchange rate changes on cash	4	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,195)	(1,119)
Cash, cash equivalents and restricted cash at beginning of the period	9,565	5,556
Cash, cash equivalents and restricted cash at end of the period	$7,370	$4,437

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	6,721,117	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	83	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	6,721,200	18	579	—	41,455	4	(31,288)	10,189

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	1,194,793	$12	—	$—	$20,556	$5	$(12,694)	$7,879
Stock-based compensation expense	—	—	—	—	181	—	—	181
Shares issued - from purchase agreement with Lincoln Park Capital	80,000	1	—	—	1,103	—	—	1,104
Net loss	—	—	—	—	—	—	(3,022)	(3,022)
Balance, March 31, 2018	1,274,793	13	—	—	21,840	5	(15,716)	6,142

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the United States Securities and Exchange Commission, or the SEC, on March 14, 2019.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity and Going Concern Uncertainty

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $31.3 million through March 31, 2019. During the three months ended March 31, 2019 we incurred a net loss of $5.9 million. As of March 31, 2019, we had a cash, cash equivalents and short term investments balance of $9.7 million and a positive working capital balance of $6.5 million.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have, thus far, financed our operations through the closing of the arrangement between us and OncoGenex Pharmaceuticals, Inc. pursuant to a Merger Agreement dated January 5, 2017, or the Arrangement, and through debt and equity financings (Note 6—Common Stock). Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2018 in our Annual Report on Form 10-K filed with the SEC, on March 14, 2019. Since December 31, 2018, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Recently Adopted Accounting Policies

In May 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2018 (or December 31, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We have updated our policies and procedures to reflect the adoption of ASU No. 2014-09. The adoption of this standard did not have an impact on our financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after 15 December 2018. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases were classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of loss and comprehensive loss.

We elected to adopt the standard on the effective date of January 1, 2019, using the modified retrospective method. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption.

The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of loss and comprehensive loss. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

3. INTANGIBLES

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated useful life.

We acquired license and supply agreements, in relation to cytisinicline upon the acquisition of Extab Corporation, or Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(863)	$2,254	$3,117	$(807)	$2,310

For the three months ended March 31, 2019 we recorded license agreement amortization expense of $0.1 million. For the three months ended March 31, 2018 we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2019:

Year Ending December 31,
2019	$167
2020	223
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$2,254

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment has occurred as of March 31, 2019.

4. LICENSE AGREEMENTS

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2019, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Warrants

As of March 31, 2019, the fair value of the warrant liability was insignificant. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,187	$—	$—	$2,187
Money market securities (cash equivalents)	5,133	—	—	5,133
Restricted cash	50	—	—	50
Corporate bonds and commercial paper (short term investments)	—	2,345	—	2,345
Total assets	$7,370	$2,345	$—	$9,715

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2019	Cost	Gains	Losses	Fair Value
Cash	$2,187	$—	$—	$2,187
Money market securities	5,133	—	—	5,133
Total cash and cash equivalents	$7,320	$—	$—	$7,320
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	$2,345	—	—	$2,345
Total short-term investments	$2,345	$—	$—	$2,345

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2019 and 2018.

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date.  The cost of securities sold is based on the specific identification method.

6. COMMON STOCK

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

From September 14, 2017 through March 31, 2019, we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million.

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

As of March 31, 2019, 8,579 shares of the Series A Convertible Preferred Stock had been converted into 2,144,750 shares of common stock, and 579 shares of the Series A Convertible Preferred Stock remained outstanding.

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

Equity Award Issuances and Settlements

During the three months ended March 31, 2019, we issued no shares of common stock to satisfy stock options exercises and 133 shares of common stock to satisfy restricted stock unit settlements, respectively, compared with no shares of common stock issued to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements, during the three month period ended March 31, 2018.

[c]	Stock options

2018 Equity Incentive Plan

As of March 31, 2019, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,336,055 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 688,750 were reserved for options currently outstanding and 647,305 were available for future equity grants.

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

2017 Equity Incentive Plan

As of March 31, 2019, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of March 31, 2019, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20,932 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 15,009 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2018	665,585	$15.65
Granted	302,100	1.42
Balance, March 31, 2019	967,685	$11.21

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rates	2.56%	—
Expected dividend yield	0%	—
Expected life	6.02	—
Expected volatility	93.72%	—

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$90	$57
General and administrative	$200	124
Total stock-based compensation	$290	$181

As of March 31, 2019 and December 31, 2018, the total unrecognized compensation expense related to stock options granted was $2.5 million and $1.8 million, respectively, which is expected to be recognized as expense over a period of approximately 2.8 years from March 31, 2019.

For the three months ended March 31, 2019, a total of 5,038,584 shares, consisting of  4,055,890 warrants, 967,685 options and 15,009 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2018, a total of 173,515 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2019, we recorded a compensation expense of $37,000, related to these awards, compared to $37,000 for the three months ended March 31, 2018.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2019:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2018	15,142	$30.53
Released	(133)	204.60
Balance, March 31, 2019	15,009	$28.99

As of March 31, 2019, we had approximately $0.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.33 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at March 31, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.00	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.00	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	2,175	264.00	October 2020
(4) Warrants issued in September 2017 financing	8,224	34.96	March 2023
(5) Warrants issued in June 2018 financing	3,119,500	4.00	June 2023
(6) Warrants issued in October 2018 financing	894,626	3.14	October 2023

For the three months ended March 31, 2019 and 2018, no warrants were exercised. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing, the warrants issued in the June 2018 financing and the warrants issued in the October 2018 registered direct offering, are classified as equity. The Series A and Series B warrants assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at March 31, 2019 and Dec 31, 2017, the fair value of the warrants was insignificant.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$245	$47	$128	$70	$—
Seattle office operating lease	$281	$108	$173	$—	$—
Total	$526	$155	$301	$70	$—

Leases

We have operating leases for our corporate offices.

Operating leases with a term of 12 months or longer are included in ROU assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate of comparable companies from a representative peer group selected based on industry and market capitalization. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Vancouver lease arrangements

We had a lease agreement for office space in Vancouver, Canada, which expired in January 2019. Pursuant to the lease agreement, we had the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provide three months prior written notice to the landlord. This lease was not renewed. This lease was classified as an operating lease.

On November 19, 2018, we entered into a lease agreement, or the Vancouver lease, for new office space in Vancouver, British Columbia, which commenced on February 1, 2019. Pursuant to the terms of the lease agreement, we leased approximately 2,367 square feet located at Suite 1030, The Grosvenor Building, 1040 West Georgia Street, Vancouver, B.C. The initial term of the lease will expire on January 31, 2023, with an option to extend the term for one further four-year period, at a base rent as agreed upon between the parties with a minimum value equal to the base rent payable in the last year of the initial term. The monthly base rent for the premises was approximately $5,200 commencing on February 1, 2019, and on February 1, 2021, will increase up to approximately $5,400. The landlord provided us with a construction allowance of approximately $14,200. In addition, we paid a security deposit of approximately $18,600 upon entering into the lease agreement. The security deposit was reduced by the first month’s rent and operating expenses upon commencement of the lease. This lease was classified as an operating lease.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2019	$47
2020	63
2021	65
2022	65
2023	5
Total	$245

Seattle lease arrangement

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

We may not assign or sublet all or any portion of the premises without the consent of Pike, and Pike shall be entitled to 50% of any profit which we may receive above and beyond the rental price of the Seattle Lease. Upon receipt of notice of our intent to assign or sublease any portion of the leased premises, Pike may terminate that portion of the premises within 30 days, and provided, that if such portion constitutes 50% or more of the total square footage of the premises, Pike may terminate the Seattle Lease in its entirety. The Seattle Lease was classified as an operating lease.

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2019	$108
2020	148
2021	25
Total	$281

Consolidated lease and operating expense relating to the Vancouver, Canada, and Seattle, Washington offices for the three months ended March 31, 2019 was $0.1 million. Consolidated rent expense for the three months ended March 31, 2018 was $0.1 million.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2019	2018
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$455	—
Weighted Average Remaining Lease Term
Operating leases	2.8 years	—
Weighted Average Discount Rate
Operating leases	9.9%	—

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2019.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisinicline during the third quarter of 2018.  Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

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

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Final results were presented at the annual Society For Research on Nicotine and Tobacco, or SRNT, meeting in February 2019. The study randomized a total of 26 subjects. This included only 2 of the intended 12 subjects greater than age 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious adverse events were observed in the study.

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

In October 2018, we initiated the ORCA-1 trial, a Phase 2b optimization study in approximately 250 smokers in the United States, or U.S. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications. This Phase 2b trial will evaluate both the 1.5 mg and 3.0 mg doses of cytisinicline on a declining titration schedule as well as three times daily dosing, both over 25 days. The trial is randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects are treated for 25 days, including behavioral support, and followed up for a further four weeks. The primary efficacy endpoint is reduction in the number of cigarettes consumed during treatment with secondary analyses to be conducted on smoking cessation rates, safety, and compliance. ORCA-1 is being conducted at eight centers across the U.S. In February 2019, we announced that the trial had completed enrollment with 254 smokers and in April 2019 we announced that the last subject visit in the trial had been completed. Top line results are expected by the end of the second quarter 2019.

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

In March 2019, we initiated a trial to assess the dose limiting adverse events that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study is being performed in smokers who receive one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and is increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting adverse events) are reached. A safety review after each dose level is performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. To date, 21mg cytisinicline has been evaluated without evidence of dose limiting toxicity. The DSMC has recommended that the protocol be amended to evaluate additional higher doses in order to define the dose limiting adverse events, or MTD, for cytisinicline. This study is a requirement for our future application for marketing approval of cytisinicline.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $5.9 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $31.3 million, cash, cash equivalents and short term investments balance of $9.7 million and a positive working capital balance of $6.5 million.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2019 we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related costs for our personnel in executive, finance and accounting, corporate communications and other administrative functions, as well as consulting costs, including market research, business consulting, investor relations, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at March 31, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.000	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.000	July 2019

No warrants classified as liabilities were exercised during the three months ended March 31, 2019 or 2018.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Research and development expenses

Our research and development expenses for our clinical development program for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Clinical development programs:
Cytisinicline	$4,055	$1,201
Total research and development expenses	$4,055	$1,201

Research and development expenses for the three months ended March 31, 2019 increased to $4.1 million from $1.2 million for the three months ended March 31, 2018. The increase in 2019 as compared to 2018 was due to the ramp up of our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and fully enrolled in February 2019.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 increased to $1.9 million from $1.8 million for the three months ended March 31, 2018. The increase in 2019 as compared to 2018 was due to higher employee expenses.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $31.3 million through March 31, 2019 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2019, we had a cash, cash equivalents and short term investments balance of $9.7 million and a positive working capital balance of $6.5 million

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

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

Lincoln Park Capital Equity Line

On September 14, 2017, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, or Purchase Agreement, pursuant to which we had the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018 we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the purchase agreement) in order to be able to sell to LPC the full amount remaining under the purchase agreement.

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

From September 14, 2017 through May 15, 2019 we offered and sold 183,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $3.6 million and offering expenses of $0.5 million.

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

From June 19, 2018 to May 15, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,314,500 shares of common stock, no shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through May 15, 2019, 330,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $1.3 million and 3,119,500 warrants remained outstanding.

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

Cash Flows

Cash Used in Operations

For the three months ended March 31, 2019, net cash used in operating activities was $4.9 million compared to $2.2 million for the three months ended March 31, 2018. The increase in cash used in operations in 2019 as compared to 2018 was primarily attributable to increased research and development expenses related to completing enrollment of our ORCA-1 trial.

Cash Provided by Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was zero compared to $1.1 million for the three months ended March 31, 2018. Net cash provided by financing activities in the three months ended March 31, 2018 relates to proceeds received from our purchase agreement with LPC. We did not have any financing activities in the three months ended March 31, 2019.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was $2.7 million compared to $10,000 for the three months ended March 31, 2018. Net cash provided by investing activities in the three months ended March 31, 2019 relates to transactions involving marketable securities in the normal course of business and the purchase of capital assets. Net cash provided by investing activities in the three months ended March 31, 2018 relates to the disposal of property and equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2019.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2019	2018
Total Assets	$14,501	$19,084
Total Liabilities	4,312	3,282
Total Equity	10,189	15,802

The decrease in assets at March 31, 2019 compared to December 31, 2018 is attributable to a decrease in cash, cash equivalents and short term investments as these assets have been used to fund operations. The increase in liabilities at March 31, 2019 compared to December 31, 2018 was primarily due to higher clinical related trade payables associated with increased cytisinicline development activity.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2018 in our Annual Report on Form 10-K filed with the SEC, on March 14, 2019. Since December 31, 2018, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2019 and the future adoption of recently issued accounting standards. The adoption of ASU No. 2016-02, Leases, had a significant impact on our accounting for our lease arrangements, particularly our current operating lease arrangements, as well as our disclosures.

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

During the quarter ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

•	our commercialization activities and arrangements;

•	the progress and results of our research and development programs;

•	the progress of our non-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals for our product candidate;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the terms of any new collaborative, licensing, commercialization and other arrangements that we may establish.

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

•	marketing, launching and commercializing any product for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining reimbursement or pricing for cytisinicline that supports profitability;

•	gaining market acceptance of cytisinicline as a treatment option;

•	addressing any competing products, including the potential for generic cytisinicline products;

•	protecting and enforcing our intellectual property rights, if any, including patents, trade secrets, and know-how;

•	negotiating favorable terms in any collaboration, licensing, commercialization, or other arrangements into which we may enter; and
•	attracting, hiring, and retaining qualified personnel.

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

•	delays in the manufacture or packaging of sufficient quantities of cytisinicline for use in clinical trials.

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

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;

•	an inability to commercialize, or if commercialized, a decreased demand for, cytisinicline;

•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;

•	initiation of investigations by regulators;

•	loss of revenue, if any;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	increased product liability insurance rates, or inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

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

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides plant, which grows in the mountains of Southern Europe. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure Laburnum anagyroides will continue to allow the exportation of cytisinicline. Sopharma currently has planted approximately 225 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 150 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Although Sopharma has plans to plant significant numbers of additional trees, there is no guarantee that they will do so or that the trees will produce the anticipated yield of cytisinicline. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc,

Merck & Co., Novartis, Pharmacia Polanica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm, Axsome and others.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of healthcare payment systems;

•	period-to-period fluctuations in our financial results; and

•	tweets or other social media posts related to our market and industry.

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

In the future, we plan to raise additional capital through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 15, 2019	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: May 15, 2019	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer