Form 10-Q
period 2019-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2019-08-08
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of August 8, 2019, there were 8,097,763 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$10,446	$9,515
Short-term investments [note 5]	—	5,089
Prepaid expenses and other assets	356	933
Total current assets	10,802	15,537
Restricted cash [note 5]	50	50
Property and equipment, net	71	35
Operating lease right-of-use assets [note 7]	414	—
Other assets	185	118
License agreement [note 3 and 4]	2,199	2,310
Goodwill [note 4]	1,034	1,034
Total assets	$14,755	$19,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707	$144
Accrued liabilities other	342	748
Accrued clinical liabilities	892	1,199
Accrued compensation	855	1,168
Current portion of obligations [note 7]	16	11
Current portion of lease liability [note 7]	176	—
Total current liabilities	2,988	3,270
Long-term obligations [note 7]	20	12
Long-term lease liability [note 7]	243	—
Total liabilities	3,251	3,282
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, zero issued and outstanding at June 30, 2019 and 579 issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 8,097,763 issued and outstanding at June 30, 2019 and 6,721,117 issued and outstanding at December 31, 2018, respectively.	19	18
Additional paid-in capital	50,318	41,161
Accumulated deficit	(38,837)	(25,381)
Accumulated other comprehensive income	4	4
Total stockholders' equity	11,504	15,802
Total liabilities and stockholders' equity	$14,755	$19,084
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
EXPENSES
Research and development	2,032	1,045	6,087	2,246
General and administrative	1,630	1,751	3,515	3,564
Total operating expenses	3,662	2,796	9,602	5,810
OTHER INCOME (EXPENSE)
Interest income	41	17	103	27
Other expenses	(3)	(9)	(29)	(27)
Total other income (expense)	38	8	74	—
Net loss	(3,624)	(2,788)	(9,528)	(5,810)
OTHER COMPREHENSIVE LOSS
Comprehensive loss	$(3,624)	$(2,788)	$(9,528)	$(5,810)
Basic and diluted net loss per common share	$(0.50)	$(1.82)	$(1.37)	$(4.18)
Weighted average shares used in computation of basic and diluted net loss per common share	7,189,672	1,529,532	6,956,722	1,389,209

See accompanying notes

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net loss	$(9,528)	$(5,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	130	154
Stock-based compensation [note 6 [c] and note 6 [d]]	607	378
Cumulative adjustment on adoption of lease standard	(3)	—
Changes in operating assets and liabilities:
Amounts receivable	—	(21)
Prepaid expenses and other assets	510	433
Accounts payable	563	38
Accrued liabilities other	(402)	528
Accrued clinical liabilities	(307)	(95)
Accrued compensation	(313)	292
Other liabilities	13	2
Net cash used in operating activities	(8,730)	(4,101)
Financing Activities:
Proceeds from the sale of preferred stock, common stock and warrants, net of issuance costs	—	12,193
Proceeds from exercise of warrants, net of issuance costs	4,199	428
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	423	1,280
Net cash provided by financing activities	4,622	13,901
Investing Activities:
Purchase of property and equipment	(52)	(36)
Proceeds on disposal of assets	—	10
Purchase of investments	(25)	—
Proceeds from maturities of investments	5,114	—
Net cash provided by (used in) investing activities	5,037	(26)
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	931	9,774
Cash, cash equivalents and restricted cash at beginning of the period	9,565	5,556
Cash, cash equivalents and restricted cash at end of the period	$10,496	$15,330

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	6,721,117	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	83	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	6,721,200	$18	579	$—	$41,455	$4	$(31,288)	$10,189
Stock-based compensation expense	—	—	—	—	317	—	—	317
Shares issued - from purchase agreement with Lincoln Park Capital	124,000	—	—	—	423	—	—	423
Shares issued on exercise of warrants	1,107,813	1	—	—	4,198	—	—	4,199
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Shares issued on conversion of preferred shares	144,750	—	(579)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance, June 30, 2019	8,097,763	$19	—	$—	$50,318	$4	$(38,837)	$11,504

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	1,194,793	$12	—	$—	$20,556	$5	$(12,694)	$7,879
Stock-based compensation expense	—	—	—	—	181	—	—	181
Shares issued - from purchase agreement with Lincoln Park Capital	80,000	1	—	—	1,103	—	—	1,104
Net loss	—	—	—	—	—	—	(3,022)	(3,022)
Balance, March 31, 2018	1,274,793	$13	—	$—	$21,840	$5	$(15,716)	$6,142
Stock-based compensation expense	—	—	—	—	197	—	—	197
Shares issued - from purchase agreement with Lincoln Park Capital	16,000	—	—	—	174	—	—	174
Shares issued on conversion of preferred shares	1,656,750	1	(6,627)	—	2	—	—	3
Shares issued - June 2018 public offering	1,160,500	1	9,158	—	12,193	—	—	12,194
Shares issued on exercise of warrants	130,500	—	—	—	520	—	—	520
Adjustment of fractional shares on reverse stock split	(17)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,788)	(2,788)
Balance, June 30, 2018	4,238,526	$15	2,531	$—	$34,926	$5	$(18,504)	$16,442

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

Liquidity and Going Concern Uncertainty

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $38.8 million through June 30, 2019. During the three and six months ended June 30, 2019, we incurred a net loss of $3.6 million and $9.5 million, respectively. As of June 30, 2019, we had a cash and cash equivalents balance of $10.4 million and a positive working capital balance of $7.8 million.

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

We acquired license and supply agreements in relation to cytisinicline upon the acquisition of Extab Corporation, or Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(918)	$2,199	$3,117	$(807)	$2,310

For the three and six months ended June 30, 2019, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2018, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2019:

Year Ending December 31,
2019	$112
2020	223
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$2,199

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment has occurred as of June 30, 2019.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2019, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

Unless otherwise terminated, the University of Bristol License Agreement will continue until the earlier of July 2036 or the expiration of the last patent claim subject to the University of Bristol License Agreement. We may terminate the University of Bristol License Agreement for convenience upon a specified number of days’ prior notice to the University of Bristol. The University of Bristol License Agreement will terminate under customary termination provisions including bankruptcy or insolvency or its material breach of the agreement. Under the terms of the University of Bristol License Agreement, we provided 100 grams of cytisinicline to the University of Bristol as an initial contribution.

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

Warrants

As of June 30, 2019, the fair value of the warrant liability was insignificant. We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,033	$—	$—	$2,033
Money market securities (cash equivalents)	8,413	—	—	8,413
Restricted cash	50	—	—	50
Corporate bonds and commercial paper (short term investments)	—	—	—	—
Total assets	$10,496	$—	$—	$10,496

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2019	Cost	Gains	Losses	Fair Value
Cash	$2,033	$—	$—	$2,033
Money market securities	8,413	—	—	8,413
Total cash and cash equivalents	$10,446	$—	$—	$10,446
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	—	—	—	—
Total short-term investments	$—	$—	$—	$—

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2019 and 2018.

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

On May 22, 2018, the Company filed an amendment to its Articles of Incorporation and effected as of May 23, 2018 a one-for-ten reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, and a certificate of amendment to its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000.

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

During the three and six months ended June 30, 2019, we offered and sold 124,000 shares of our common stock pursuant to the Purchase Agreement with LPC for gross proceeds of approximately $0.4 million. Since entry into the Purchase Agreement, from September 14, 2017 through August 8, 2019, we offered and sold an aggregate of 307,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.1 million and offering expenses of $0.5 million. As of June 30, 2019, shares of our common stock having an aggregate value of approximately $6.9 million remained available for sale under this offering program.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock par value $0.001 per share, convertible at any time at the holder’s option into 250 shares of common stock and warrants to purchase 250 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after June 19, 2018, (i) the volume weighted average price of our common stock for each of any 30 consecutive trading days, or the Measurement Period, which Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series A Convertible Preferred Stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to (i) the registration statement on Form S-1 (File No. 333-224840), and each amendment thereto, which was initially filed with the SEC, on May 10, 2018 and declared effective by the SEC on June 14, 2018, and the registration statement on Form S-1 (File No. 333- 225649) filed by the us with the SEC pursuant to Rule 462(b) of the Securities Act of 1933, as amended, or the Securities Act, on June 14, 2018.

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

As of June 30, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,289,500 shares of common stock, and no shares of the Series A Convertible Preferred Stock remained outstanding.

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

At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On June 7, 2019, we entered into an At The Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, as agent, or H.C. Wainwright, pursuant to which we may offer and sell, from time to time and at our election, through H.C. Wainwright shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $6.0 million.

Pursuant to the Offering Agreement, H.C. Wainwright may sell the shares our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. H.C. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares of common stock from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose.

We are not obligated to make any sales of the shares of common stock under the Offering Agreement. The offering of shares of common stock pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares of common stock subject to the Offering Agreement, (b) the termination of the Offering Agreement by H.C. Wainwright or us, as permitted therein, or (c) June 7, 2022.

We will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares of common stock and have agreed to provide H.C. Wainwright with customary indemnification and contribution rights. We will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the Offering Agreement. The Offering Agreement contains customary representations and warranties and conditions to the placements of the shares of common stock pursuant thereto.

From June 7, 2019 to June 30, 2019 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of June 30, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

The offering expenses and fees have been deferred and will be charged against gross proceeds.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2019, we issued no shares of common stock to satisfy stock options exercises and 133 shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements, during the three and six month periods ended June 30, 2018.

[c]	Stock options

2018 Equity Incentive Plan

As of June 30, 2019, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,336,055 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 732,000 were reserved for options currently outstanding and 604,055 were available for future equity grants.

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

2017 Equity Incentive Plan

As of June 30, 2019, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of June 30, 2019, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20,932 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 15,009 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2018	665,585	$15.65
Granted	345,350	1.73
Balance, June 30, 2019	1,010,935	$10.90

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2019	2018
Risk-free interest rates	2.52%	—
Expected dividend yield	0%	—
Expected life	5.97	—
Expected volatility	94.25%	—

No stock options were granted during the six months ended June 30, 2018.

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$96	$63	$186	$120
General and administrative	$221	134	421	258
Total stock-based compensation	$317	$197	$607	$378

As of June 30, 2019 and December 31, 2018, the total unrecognized compensation expense related to stock options granted was $2.3 million and $1.8 million, respectively, which is expected to be recognized as expense over a period of approximately 2.5 years from June 30, 2019.

For the three and six months ended June 30, 2019, a total of 5,174,021 shares, consisting of 4,148,077 warrants, 1,010,935 options and 15,009 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2018, a total of 3,460,843 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2019, we recorded a compensation expense of $37,000 and $37,000, respectively, related to these awards, compared to $37,000 and $37,000 for the three and six months ended June 30, 2018, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2019:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2018	15,142	$30.53
Released	(133)	204.60
Balance, June 30, 2019	15,009	$28.99

As of June 30, 2019, we had approximately $0.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.09 years.

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

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with Armistice Capital Master Fund, Ltd., or Armistice. Pursuant to the Exercise Agreement, Armistice exercised (i) outstanding warrants to purchase 270,313 shares of our common stock, par value $0.001 per share, with an exercise price of $3.1445 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 837,500 shares of our common stock with an exercise price of $4.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to Armistice a new warrant, exercisable for six years, to purchase up to 1,200,000 shares of our common stock at an exercise price of $4.50 per share. We also agreed to file a registration statement covering the resale of the New Warrant Shares. The New Warrant and New Warrant Shares were offered to Armistice in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet as at June 30, 2019. We determined the fair value of the new warrants using the Black-Scholes pricing model with the following assumptions: stock price of $4.23, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at June 30, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.0000	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.0000	July 2019
(3) Series A-1 Warrants issued in April 2015 financing	2,175	264.0000	October 2020
(4) Warrants issued in September 2017 financing	8,224	34.9600	March 2023
(5) Warrants issued in June 2018 financing	2,282,000	4.0000	June 2023
(6) Warrants issued in October 2018 financing	624,313	3.1445	October 2023
(7) Warrants issued in May 2019	1,200,000	4.5000	May 2025

For the six months ended June 30, 2019, 837,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $3.4 million and 270,313 of the warrants issued in the October 2018 financing were exercised at a per unit price of $3.1445, for proceeds of $0.8 million. For the six months ended June 30, 2018, 130,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $0.5 million. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing, the warrants issued in the June 2018 financing, the warrants issued in the October 2018 registered direct offering and the warrants issued as part of the Exercise Agreement in May 2019, are classified as equity. The Series A and Series B warrants assumed by us as part of the Arrangement are classified as liabilities. The estimated fair value of warrants classified as liabilities is reassessed at each reporting date using the Black-Scholes pricing model. As at June 30, 2019 and December 31, 2018, the fair value of the warrants was insignificant.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$234	$32	$130	$72	$—
Seattle office operating lease	$245	$72	$173	$—	$—
Total	$479	$104	$303	$72	$—

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

Vancouver lease arrangements

We had a lease agreement for office space in Vancouver, British Columbia, which expired in January 2019. Pursuant to the lease agreement, we had the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provide three months prior written notice to the landlord. This lease was not renewed. This lease was classified as an operating lease.

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for new office space in Vancouver, British Columbia, which commenced on February 1, 2019. Pursuant to the terms of the lease agreement, we leased approximately 2,367 square feet located at Suite 1030, The Grosvenor Building, 1040 West Georgia Street, Vancouver, B.C. The initial term of the Vancouver Lease will expire on January 31, 2023, with an option to extend the term for one further four-year period, at a base rent as agreed upon between the parties with a minimum value equal to the base rent payable in the last year of the initial term. The monthly base rent for the premises was approximately $5,200 commencing on February 1, 2019, and on February 1, 2021, will increase up to approximately $5,400. The landlord provided us with a construction allowance of approximately $14,200. In addition, we paid a security deposit of approximately $18,600 upon entering into the lease agreement. The security deposit was reduced by the first month’s rent and operating expenses upon commencement of the Vancouver Lease. The Vancouver Lease was classified as an operating lease.

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2019	$32
2020	64
2021	66
2022	66
2023	6
Total	$234

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2019	$72
2020	148
2021	25
Total	$245

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$—	$91	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	$455	—
Weighted Average Remaining Lease Term
Operating leases	2.55 years	—	2.55 years	—
Weighted Average Discount Rate
Operating leases	9.9%	—	9.9%	—

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2019.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation. The United States Adopted Names Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine during the third quarter of 2018.  Our focus is to address the global smoking health epidemic, which is a leading cause of preventable death and is responsible for approximately seven million deaths annually worldwide.

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

Investigational New Drug, or IND-enabling, non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, division of the National Institutes of Health, or NIH, in addition to the National Cancer Institute. In June 2017, we filed our IND application for cytisinicline with the U.S. Food and Drug Administration, or FDA, which included NCCIH sponsored non-clinical studies. Additional NDA-enabling, non-clinical reproductive toxicology studies are also being conducted by NCCIH. Two such studies have already been submitted to the IND with a third study to be submitted upon completion.

In August 2017, we initiated a clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a study assessing the repeat-dose Pharmacokinetics, or PK, and Pharmacodynamics, or PD, effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment. Of the 36 subjects, 24 were to be 18-65 years and 12 were to be greater than 65 years of age. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. The study randomized a total of 26 subjects. This included only 2 of the intended 12 subjects greater than age 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious adverse events were observed in the study.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of any co-administered medications. We will continue to evaluate any new FDA guidance on whether additional drug-to-drug interactions studies will be required prior to a future New Drug Application, or NDA, filing.

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

In December 2018, we announced that the FDA was in agreement with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

In March 2019, we initiated a trial to assess the dose limiting adverse events that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study is being performed in smokers who receive one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and is increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting adverse events) are reached. A safety review after each dose level is performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. To date, 21mg cytisinicline has been evaluated without evidence of dose limiting toxicity. The DSMC has recommended that the protocol be amended to evaluate additional higher doses in order to define the dose limiting adverse events, or MTD, for cytisinicline. The Company is currently in the process of amending the study to evaluate higher doses and expects the study to complete by the end of the third quarter of 2019. This Phase-1 study is a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed recommended doses outside of a clinical trial setting. It will not inform our Phase 3 dosing as we have assessed that in the ORCA-1 trial.

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and the dose selection of 3.0 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation and potentially other indications.

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States, or U.S. The trial evaluated both the 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects were treated for 25 days, including behavioral support, and followed up for an additional four weeks.

The primary endpoint in the study was the reduction in daily smoking, a self-reported measure. Three of the four cytisinicline treatment arms demonstrated a statistically significant improvement, p < 0.05, compared to placebo arms. The fourth arm trended to significance (p= 0.052). Across all treatment arms, over the 25-day treatment period, subjects on cytisinicline experienced a 74-80% median reduction in the number of cigarettes smoked, compared to a 62% reduction in the placebo arms.

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3.0 mg TID cytisinicline arms which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p < 0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005).  At week 4, all four cytisinicline arms demonstrated statistically significant (p < 0.05) reductions in expired carbon monoxide (CO), a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The lack of consistency in the reduction of expired CO levels compared to the self-reported data suggest potential under-reporting of cigarettes smoked by subjects on placebo.

Cytisinicline was well-tolerated with no serious adverse events reported. The most commonly reported (>5%) adverse events, or AEs, across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

The Company expects to conduct further analyses of the ORCA-1 trial and will provide additional data for presentation at future medical meetings. Additionally, Achieve plans to discuss the trial’s outcome with the FDA and finalize Phase 3 protocol details in the second-half of 2019.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $9.5 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $38.8 million, cash and cash equivalents balance of $10.4 million and a positive working capital balance of $7.8 million.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2019 we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Warrant Liability

The following is a summary of outstanding warrants to purchase common stock that are classified as liabilities at June 30, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A Warrants issued in July 2014 financing	25,272	440.000	July 2019
(2) Series B Warrants issued in July 2014 financing	6,093	440.000	July 2019

No warrants classified as liabilities were exercised during the three and six months ended June 30, 2019 or 2018.

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

Results of Operations

For the three and six months ended June 30, 2019 and 2018

Research and development expenses

Our research and development expenses for our clinical development program for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Clinical development programs:
Cytisinicline	$2,032	$1,045	$6,087	$2,246
Total research and development expenses	$2,032	$1,045	$6,087	$2,246

Research and development expenses for the three and six months ended June 30, 2019 increased to $2.0 million and $6.1 million, respectively, from $1.0 million and $2.2 million for the three and six months ended June 30, 2018, respectively. The increase in 2019 as compared to 2018 was primarily due to the ramp up of our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed, with positive results announced, in June 2019.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total general and administrative expenses	$1,630	$1,751	$3,515	$3,564

General and administrative expenses for the three and six months ended June 30, 2019 decreased to $1.6 million and $3.5 million, respectively, from $1.8 million and $3.6 million for the three and six months ended June 30, 2018, respectively. The decrease in 2019 as compared to 2018 was primarily due to lower rent and facilities operating expenses.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $38.8 million through June 30, 2019 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2019, we had a cash and cash equivalents balance of $10.4 million and a positive working capital balance of $7.8 million.

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

During the three and six months ended June 30, 2019, we offered and sold 124,000 shares of our common stock pursuant to the Purchase Agreement with LPC for gross proceeds of approximately $0.4 million. Since entry into the Purchase Agreement, from September 14, 2017 through August 8, 2019, we offered and sold an aggregate of 307,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.1 million and offering expenses of $0.5 million. As of August 8, 2019, shares of our common stock having an aggregate value of approximately $6.9 million remained available for sale under this offering program.

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

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after June 19, 2018, (i) the volume weighted average price of our common stock for each of any 30 consecutive trading days, or the Measurement Period, which Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the Overallotment Option, to purchase up to 450,000 additional shares of common stock and/or warrants to purchase up to 450,000 shares of Common Stock solely to cover over-allotments. The Overallotment Option was exercised in full on June 18, 2018.

We received net proceeds of approximately $12.2 million, after deducting underwriting discounts and commissions and offering expenses.

From June 19, 2018 to August 8, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,289,500 shares of common stock, no shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through August 8 2019, 1,168,000 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $4.7 million and 2,282,000 warrants remained outstanding.

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

At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On June 7, 2019, we entered into an At The Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, as agent, or H.C. Wainwright, pursuant to which we may offer and sell, from time to time and at our election, through H.C. Wainwright, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $6.0 million.

Pursuant to the Offering Agreement, H.C. Wainwright may sell the shares our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. H.C. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares of common stock from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose.

We will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares of common stock and have agreed to reimburse H.C. Wainwright for certain specified expenses in connection with entering into the Offering Agreement.

From June 7, 2019 to August 8, 2019, we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of August 8, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

Warrant Exercise Agreement

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with Armistice Capital Master Fund, Ltd., or Armistice. Pursuant to the Exercise Agreement, Armistice exercised (i) outstanding warrants to purchase 270,313 shares of our common stock, par value $0.001 per share, with an exercise price of $3.1445 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 837,500 shares of our common stock with an exercise price of $4.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to Armistice a new warrant, exercisable for six years, to purchase up to 1,200,000 shares of our common stock at an exercise price of $4.50 per share. We also agreed to file a registration statement covering the resale of the New Warrant Shares. The New Warrant and New Warrant Shares were offered to Armistice in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit as at June 30, 2019.

Cash Flows

Cash Used in Operations

For the six months ended June 30, 2019, net cash used in operating activities was $8.7 million compared to $4.1 million for the six months ended June 30, 2018. The increase in cash used in operations in 2019 as compared to 2018 was primarily attributable to increased research and development expenses related to our ORCA-1 trial.

Cash Provided by Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $4.6 million compared to $13.9 million for the six months ended June 30, 2018. Net cash provided by financing activities in the six months ended June 30, 2019 relates to proceeds received from warrant exercises and from our purchase agreement with LPC. Net cash provided by financing activities in the six months ended June 30, 2018 relates to proceeds received from our June 2018 financing, purchase agreement with LPC and warrant exercises.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was $5.0 million compared to net cash used of $26,000 for the six months ended June 30, 2018. Net cash provided by investing activities in the six months ended June 30, 2019 relates primarily to transactions involving marketable securities in the normal course of business. Net cash used in investing activities in the six months ended June 30, 2018 relates primarily to the purchase of property and equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2019.

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

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2019	2018
Total Assets	$14,755	$19,084
Total Liabilities	3,251	3,282
Total Equity	11,504	15,802

The decrease in assets at June 30, 2019 compared to December 31, 2018 is attributable to a decrease in cash, cash equivalents and short term investments as these assets have been used to fund operations.

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

During the quarter ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incur significant legal, accounting and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The Nasdaq Capital Market. These rules and regulations impose significant legal and financial compliance costs and make some activities more time-consuming and costly. In addition, it may be difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

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

In addition, beginning in 2022, the recently enacted tax legislation will require research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the recently enacted federal tax law.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc,

Merck & Co., Novartis, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm, Axsome, Smoke Free Therapeutics, Antidote Therapeutics and others.

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

The sale of additional shares of common stock to LPC or pursuant to the Offering Agreement may cause the price of our common stock to decline and result in dilution to our existing stockholders.

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

Pursuant to the terms of the Offering Agreement, we may offer and sell, from time to time through H.C. Wainwright, shares of our common stock having an aggregate offering price of up to $6.0 million. We will control the timing and amount of any sales of common stock under the Offering Agreement.  Under the terms of the Offering Agreement, H.C. Wainwright may sell the shares our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have not offered any shares of our common stock for sale pursuant to the Offering Agreement, but could do so in the future.

The sale of additional shares of our common stock pursuant to our purchase agreement with LPC or the Offering Agreement has or will have a dilutive impact on our existing stockholders. Sales by us to LPC or by H.C. Wainwright under the Offering Agreement could cause the market price of our common stock to decline significantly. Sales of our common stock under the purchase agreement or the Offering Agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of our stock price. Additionally, the sale of a substantial number of shares of our common stock under the purchase agreement or the Offering Agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

Item 6.	Exhibits

Exhibit Number	Description

4.1	Form of Warrant (May 2019) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2019.)

10.1

Warrant Exercise Agreement by and between Armistice Capital Master Fund, Ltd. and Achieve Life Sciences, Inc., dated May 30, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2019.)

10.2

At The Market Offering Agreement by and between H.C. Wainwright & Co., LLC and Achieve Life Sciences, Inc., dated June 7, 2019 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2019.)

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 8, 2019	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: August 8, 2019	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer