Form 10-Q
period 2019-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2019-11-06
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

1040 West Georgia Street, Suite 1030, Vancouver, British Columbia, Canada V6E 4H1

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

As of November 6, 2019, there were 8,352,764 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$7,375	$9,515
Short-term investments [note 5]	—	5,089
Prepaid expenses and other assets	264	933
Total current assets	7,639	15,537
Restricted cash [note 5]	50	50
Property and equipment, net	64	35
Right-of-use assets [note 7]	372	—
Other assets	190	118
License agreement [note 3 and 4]	2,143	2,310
Goodwill [note 4]	1,034	1,034
Total assets	$11,492	$19,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574	$144
Accrued liabilities other	424	748
Accrued clinical liabilities	737	1,199
Accrued compensation	1,206	1,168
Current portion of long-term obligations [note 7]	198	11
Total current liabilities	3,139	3,270
Long-term obligations [note 7]	212	12
Total liabilities	3,351	3,282
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, zero issued and outstanding at Sept 30, 2019 and 579 issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 8,102,764 issued and outstanding at Sept 30, 2019 and 6,721,117 issued and outstanding at December 31, 2018, respectively.	19	18
Additional paid-in capital	50,628	41,161
Accumulated deficit	(42,510)	(25,381)
Accumulated other comprehensive income	4	4
Total stockholders' equity	8,141	15,802
Total liabilities and stockholders' equity	$11,492	$19,084
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
EXPENSES
Research and development	1,824	1,541	7,911	3,787
General and administrative	1,893	1,753	5,408	5,317
Total operating expenses	3,717	3,294	13,319	9,104
OTHER INCOME (EXPENSE)
Interest income	40	61	143	88
Other expenses	4	(7)	(25)	(34)
Total other income (expense)	44	54	118	54
Net loss	(3,673)	(3,240)	(13,201)	(9,050)
OTHER COMPREHENSIVE LOSS
Comprehensive loss	$(3,673)	$(3,240)	$(13,201)	$(9,050)
Basic and diluted net loss per common share	$(0.45)	$(0.71)	$(1.80)	$(3.70)
Weighted average shares used in computation of basic and diluted net loss per common share	8,100,249	4,533,943	7,342,087	2,448,962

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net loss	$(13,201)	$(9,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	192	220
Stock-based compensation [note 6 [c] and note 6 [d]]	917	588
Cumulative adjustment on adoption of lease standard	(3)	—
Changes in operating assets and liabilities:
Amounts receivable	—	(16)
Prepaid expenses and other assets	597	212
Accounts payable	430	245
Accrued liabilities other	(320)	317
Accrued clinical liabilities	(462)	(210)
Accrued compensation	39	613
Other liabilities	9	(1)
Net cash used in operating activities	(11,802)	(7,082)
Financing Activities:
Proceeds from the sale of preferred stock, common stock and warrants, net of issuance costs	—	12,193
Proceeds from exercise of warrants, net of issuance costs	4,199	1,274
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	423	1,280
Net cash provided by financing activities	4,622	14,747
Investing Activities:
Purchase of property and equipment	(52)	(36)
Proceeds on disposal of assets	—	10
Purchase of investments	(25)	(1,390)
Proceeds from maturities of investments	5,114	—
Net cash provided by (used in) investing activities	5,037	(1,416)
Effect of exchange rate changes on cash	3	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,140)	6,249
Cash, cash equivalents and restricted cash at beginning of the period	9,565	5,556
Cash, cash equivalents and restricted cash at end of the period	$7,425	$11,805

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	6,721,117	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	83	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	6,721,200	$18	579	$—	$41,455	$4	$(31,288)	$10,189
Stock-based compensation expense	—	—	—	—	317	—	—	317
Shares issued - from purchase agreement with Lincoln Park Capital	124,000	—	—	—	423	—	—	423
Shares issued on exercise of warrants	1,107,813	1	—	—	4,198	—	—	4,199
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Shares issued on conversion of preferred shares	144,750	—	(579)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance, June 30, 2019	8,097,763	$19	—	$—	$50,318	$4	$(38,837)	$11,504
Stock-based compensation expense	—	—	—	—	310	—	—	310
Restricted stock unit settlements	5,001	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	(3,673)	(3,673)
Balance, September 30, 2019	8,102,764	$19	—	$—	$50,628	$4	$(42,510)	$8,141

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	1,194,793	$12	—	$—	$20,556	$5	$(12,694)	$7,879
Stock-based compensation expense	—	—	—	—	181	—	—	181
Shares issued - from purchase agreement with Lincoln Park Capital	80,000	1	—	—	1,103	—	—	1,104
Net loss	—	—	—	—	—	—	(3,022)	(3,022)
Balance, March 31, 2018	1,274,793	$13	—	$—	$21,840	$5	$(15,716)	$6,142
Stock-based compensation expense	—	—	—	—	197	—	—	197
Shares issued - from purchase agreement with Lincoln Park Capital	16,000	—	—	—	174	—	—	174
Shares issued on conversion of preferred shares	1,656,750	1	(6,627)	—	2	—	—	3
Shares issued - June 2018 public offering	1,160,500	1	9,158	—	12,193	—	—	12,194
Shares issued on exercise of warrants	130,500	—	—	—	520	—	—	520
Adjustment of fractional shares on reverse stock split	(17)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,788)	(2,788)
Balance, June 30, 2018	4,238,526	$15	2,531	$—	$34,926	$5	$(18,504)	$16,442
Stock-based compensation expense	—	—	—	—	210	—	—	210
Shares issued - from purchase agreement with Lincoln Park Capital	—	—	—	—	2	—	—	2
Shares issued on conversion of preferred shares	469,750	1	(1,879)	—	(5)	—	—	(4)
Restricted stock unit settlements	5,319	—	—	—	—	—	—	—
Shares issued on exercise of warrants	187,500	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(3,240)	(3,240)
Balance, September 30, 2018	4,901,095	$16	652	$—	$35,887	$5	$(21,744)	$14,164

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $42.5 million through September 30, 2019. During the three and nine months ended September 30, 2019, we incurred a net loss of $3.7 million and $13.2 million, respectively. As of September 30, 2019, we had a cash and cash equivalents balance of $7.4 million and a positive working capital balance of $4.5 million. During the nine months ended September 30, 2019, net cash used in operations was $11.8 million.

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

The components of intangible assets were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(974)	$2,143	$3,117	$(807)	$2,310

For the three and nine months ended September 30, 2019, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2018, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2019:

Year Ending December 31,
2019	$56
2020	223
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$2,143

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment had occurred as of September 30, 2019.

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

On July 28, 2017, we and Sopharma entered into the amended and restated Sopharma Supply Agreement. Pursuant to the amended and restated Sopharma Supply Agreement, for territories as detailed in the licensing agreement, we will exclusively purchase all of our cytisinicline from Sopharma, and Sopharma agrees to exclusively supply all such cytisinicline requested by us, and we extended the term to 2037. In addition, we will have full access to the cytisinicline supply chain and Sopharma will manufacture sufficient cytisinicline to meet a forecast for a specified demand of cytisinicline for the five years commencing shortly after the commencement of the agreement, with the forecast to be updated regularly thereafter. Each of us and Sopharma may terminate the Sopharma Supply Agreement in the event of the other party’s material breach or bankruptcy or insolvency.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2019, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,724	$—	$—	$1,724
Money market securities (cash equivalents)	5,651	—	—	5,651
Restricted cash	50	—	—	50
Corporate bonds and commercial paper (short term investments)	—	—	—	—
Total assets	$7,425	$—	$—	$7,425

Cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2019	Cost	Gains	Losses	Fair Value
Cash	$1,724	$—	$—	$1,724
Money market securities	5,651	—	—	5,651
Total cash and cash equivalents	$7,375	$—	$—	$7,375
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	—	—	—	—
Total short-term investments	$—	$—	$—	$—

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2019 and 2018.

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

On May 22, 2018, we filed an amendment to our Articles of Incorporation and effected as of May 23, 2018 a one-for-ten reverse stock split of our issued and outstanding shares of common stock, $0.001 par value, and a certificate of amendment to our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000.

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

During the three and nine months ended September 30, 2019, we offered and sold zero and 124,000, respectively, shares of our common stock pursuant to the Purchase Agreement with LPC for gross proceeds of approximately $0.4 million. Since entry into the Purchase Agreement, from September 14, 2017 through September 30, 2019, we offered and sold an aggregate of 307,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.1 million and offering expenses of $0.5 million. As of September 30, 2019, shares of our common stock having an aggregate value of approximately $6.9 million remained available for sale under this offering program.

From October 1, 2019 through November 6, 2019, we offered and sold 250,000 shares of our common stock pursuant to our Purchase Agreement with LPC. These sales resulted in gross proceeds to us of approximately $0.4 million. As of November 6, 2019 shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program

June 2018 Public Offering

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

As of September 30, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,289,500 shares of common stock, and no shares of the Series A Convertible Preferred Stock remained outstanding.

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

From June 7, 2019 to September 30, 2019 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of September 30, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

The offering expenses and fees have been deferred and will be charged against gross proceeds.

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2019, we issued no shares of common stock to satisfy stock options exercises and 5,134 shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock options exercises and 5,340 shares of common stock to satisfy restricted stock unit settlements, during the three and nine month periods ended September 30, 2018, respectively.

[c]	Stock options

2018 Equity Incentive Plan

As of September 30, 2019, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,336,055 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 732,000 were reserved for options currently outstanding and 604,055 were available for future equity grants.

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

2017 Equity Incentive Plan

As of September 30, 2019, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2019, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 15,931 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 10,008 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2018	665,585	$15.65
Granted	345,350	1.73
Balance, September 30, 2019	1,010,935	$10.90

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2019	2018
Risk-free interest rates	2.52%	2.93%
Expected dividend yield	0%	0%
Expected life	5.97	5.68
Expected volatility	94.25%	88.23%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$89	$70	$275	$190
General and administrative	$221	140	642	398
Total stock-based compensation	$310	$210	$917	$588

As of September 30, 2019 and December 31, 2018, the total unrecognized compensation expense related to stock options granted was $2.1 million and $1.8 million, respectively, which is expected to be recognized as expense over a period of approximately 2.3 years from September 30, 2019.

For the three and nine months ended September 30, 2019, a total of 5,137,655 shares, consisting of 4,116,712 warrants, 1,010,935 options and 10,008 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2018, a total of 3,854,505 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2019, we recorded a compensation expense of $36,000 and $0.1 million, respectively, related to these awards, compared to $37,000 and $0.1 million for the three and nine months ended September 30, 2018, respectively.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2019:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2018	15,142	$30.53
Released	(5,134)	33.54
Balance, September 30, 2019	10,008	$28.99

As of September 30, 2019, we had approximately $0.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.84 years.

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

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet as at September 30, 2019. We determined the fair value of the new warrants using the Black-Scholes pricing model with the following assumptions: stock price of $4.23, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at September 30, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A-1 Warrants issued in April 2015 financing	2,175	264.0000	October 2020
(2) Warrants issued in September 2017 financing	8,224	34.9600	March 2023
(3) Warrants issued in June 2018 financing	2,282,000	4.0000	June 2023
(4) Warrants issued in October 2018 financing	624,313	3.1445	October 2023
(5) Warrants issued in May 2019	1,200,000	4.5000	May 2025

For the nine months ended September 30, 2019, 837,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $3.4 million and 270,313 of the warrants issued in the October 2018 financing were exercised at a per unit price of $3.1445, for proceeds of $0.8 million. For the nine months ended September 30, 2018, 130,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $0.5 million. The Series A-1 Warrants assumed by us as part of the Arrangement, the warrants issued in the September 2017 financing, the warrants issued in the June 2018 financing, the warrants issued in the October 2018 registered direct offering and the warrants issued as part of the Exercise Agreement in May 2019, are classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$214	$16	$128	$70	$—
Seattle office operating lease	$209	$36	$173	$—	$—
Total	$423	$52	$301	$70	$—

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

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2019	$16
2020	63
2021	65
2022	65
2023	5
Total	$214

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2019	$36
2020	148
2021	25
Total	$209

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$—	$133	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	$455	—
Weighted Average Remaining Lease Term
Operating leases	2.36 years	—	2.36 years	—
Weighted Average Discount Rate
Operating leases	9.97%	—	9.97%	—

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2019.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation and nicotine addiction. The United States Adopted Names Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine during the third quarter of 2018.  Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We may expand our focus to include how to address other methods of nicotine addiction such as e-cigarettes/vaping.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,000 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Both trials were published in the New England Journal of Medicine in September 2011 and December 2014, respectively.

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies are also being conducted by NCCIH and NCI, with two such studies already submitted to the IND and a third study to be submitted upon completion. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as Achieve Sponsored studies. One of the chronic toxicology studies has been completed and submitted to FDA, while the second chronic toxicology study is in progress and is expected to be completed in 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

In August 2017, we initiated the Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a clinical study assessing the repeat-dose pharmacokinetics, or PK, and pharmacodynamics, or PD, effects of 1.5 mg and 3.0 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment as marketed by Sopharma in their territories. Of the 36 subjects, 24 were to be 18-65 years of age and 12 were to be greater than 65 years of age. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. The study randomized a total of 26 subjects, which included only 2 of the intended 12 subjects of an age greater than 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3.0 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3.0 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events, or AEs, observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious AEs were observed in the study.

In December 2017, we initiated a series of drug metabolism, drug-to-drug interaction, and transporter studies of cytisinicline and results from these studies were announced in June 2018. These studies demonstrated that cytisinicline has no clinically significant interaction with any of the hepatic enzymes commonly responsible for drug metabolism nor clinically significant interaction with drug transporters. This suggests that cytisinicline may be administered with other medications without the need to modify the dose of any co-administered medications. We will continue to evaluate any new FDA guidance on whether additional drug-to-drug interactions studies will be required prior to a future NDA filing.

We have met with the FDA and with other national regulatory authorities in Europe to identify the steps required for the approval of cytisinicline. We held an end of Phase 2 meeting with the FDA in May 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support an NDA. This review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional clinical studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

In 2018, Sopharma commercially launched a newly formulated cytisinicline tablet with improved shelf life in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3.0 mg dose using this new formulation of cytisinicline was well tolerated.

In December 2018, we announced that the FDA was in agreement with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed upon Initial Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

In March 2019, we initiated a clinical trial to assess the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6.0 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-

planned with 21.0 mg cytisinicline as the highest dose level. When the MTD was not reached at 21.0 mg, the study was amended to evaluate doses up to 30.0 mg, as recommended by the DSMC. At this 30.0 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results will be reviewed with the FDA to determine if further escalation beyond a single 30.0 mg dose will be required to define the MTD. This Phase-1 study is a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting. These results do not impact the intended dosing planned for future Phase 3 cytisinicline clinical trials which was informed by the Phase 2b ORCA-1 trial discussed below.

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3.0 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both the 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

The primary endpoint in the study was the reduction in daily smoking, a self-reported measure. Three of the four cytisinicline treatment arms demonstrated a statistically significant reduction, p<0.05, compared to placebo. The fourth arm trended to significance (p= 0.052). Across all treatment arms, over the 25-day treatment period, subjects on cytisinicline experienced a 74-80% median reduction in the number of cigarettes smoked, compared to a 62% reduction in the placebo arms.

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3.0 mg TID cytisinicline arm which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005).  At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired carbon monoxide, or CO, a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

Cytisinicline was well-tolerated with no serious AEs reported. The most commonly reported (>5%) AEs across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3.0 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

Based on the results of the ORCA-1 trial, we have selected 3.0 mg TID for Phase 3 development. Overall, the 3.0 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco (SRNT) held in Oslo, Norway. We also plan to discuss the trial’s outcome with the FDA and finalize Phase 3 protocol details in the fourth quarter 2019.

We plan to initiate a Phase 3 trial in the first half of 2020 to evaluate the efficacy and safety of 3.0 mg TID of cytisinicline in smokers within the United States, subject to the availability of capital. The study plans to compare 3.0 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks.

We are also considering potential clinical studies in users of e-cigarettes/vaping. This is an important area of focus given the youth vaping epidemic and the increasing number of vaping-related lung illnesses that have recently been reported. The number of e-cigarette users continues to grow and, according to data published in the Annals of Internal Medicine in 2018, there are a reported 10.8 million e-cigarette users in the United States alone. The National Institute on Drug Abuse, or NIDA, a division of the National Institutes of Health, or NIH, has tobacco/nicotine and vaping on their list of Drugs of Abuse. While e-cigarettes have been viewed as safer than combustible cigarettes, the long-term safety of e-cigarettes is still unproven and may lead to a substitute form of nicotine addiction. Given the mechanism of action of cytisinicline, we believe it could be used to help address nicotine addiction for e-cigarette users. We are currently exploring non-dilutive funding sources as a way to potentially move forward with clinical studies in this setting.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $13.2 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $42.5 million, cash and cash equivalents balance of $7.4 million and a positive working capital balance of $4.5 million. During the nine months ended September 30, 2019, net cash used in operations was $11.8 million.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2019 we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and nine months ended September 30, 2019 and 2018

Research and development expenses

Our research and development expenses for our clinical development program for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Clinical development programs:
Cytisinicline	$1,824	$1,541	$7,911	$3,787
Total research and development expenses	$1,824	$1,541	$7,911	$3,787

Research and development expenses for the three and nine months ended September 30, 2019 increased to $1.8 million and $7.9 million, respectively, from $1.5 million and $3.8 million for the three and nine months ended September 30, 2018, respectively. The increase in 2019 as compared to the 2018 was primarily due to our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total general and administrative expenses	$1,893	$1,753	$5,408	$5,317

General and administrative expenses for the three and nine months ended September 30, 2019 were $1.9 million and $5.4 million, respectively, compared to $1.8 million and $5.3 million for the three and nine months ended September 30, 2018, respectively. The increase in 2019 as compared to 2018 was primarily due to initiation of market research activities related to cytisinicline and smoking cessation, which was partially offset by lower rent and facilities operating costs.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $42.5 million through September 30, 2019 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2019, we had a cash and cash equivalents balance of $7.4 million and a positive working capital balance of $4.5 million.

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

During the three and nine months ended September 30, 2019, we offered and sold zero and 124,000, respectively, shares of our common stock pursuant to the Purchase Agreement with LPC for gross proceeds of approximately $0.4 million. Since entry into the Purchase Agreement, from September 14, 2017 through November 6, 2019, we offered and sold an aggregate of 557,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of November 6, 2019, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

From June 19, 2018 to November 6, 2019, all 9,158 shares of the Series A Convertible Preferred Stock were converted into 2,289,500 shares of common stock and no shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through November 6, 2019, 1,168,000 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $4.7 million and 2,282,000 warrants remained outstanding.

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

From June 7, 2019 to November 6, 2019, we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of November 6, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

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

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit.

Cash Flows

Cash Used in Operations

For the nine months ended September 30, 2019, net cash used in operating activities was $11.8 million compared to $7.1 million for the nine months ended September 30, 2018. The increase in cash used in operations in 2019 as compared to 2018 was primarily attributable to increased research and development expenses related to our ORCA-1 trial.

Cash Provided by Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $4.6 million compared to $14.7 million for the nine months ended September 30, 2018. Net cash provided by financing activities in the nine months ended September 30, 2019 relates to proceeds received from warrant exercises and from our purchase agreement with LPC. Net cash provided by financing activities in the nine months ended September 30, 2018 relates to proceeds received from our June 2018 financing, our purchase agreement with LPC and warrant exercises.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $5.0 million compared to net cash used of $1.4 million for the nine months ended September 30, 2018. Net cash provided by investing activities in the nine months ended September 30, 2019 relates primarily to transactions involving marketable securities in the normal course of business. Net cash used in investing activities in the nine months ended September 30, 2018 relates primarily to the purchase of property and equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2019.

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

Material Changes in Financial Condition

	September 30,	December 31,
(in thousands)	2019	2018
Total Assets	$11,492	$19,084
Total Liabilities	3,351	3,282
Total Equity	8,141	15,802

The decrease in assets at September 30, 2019 compared to December 31, 2018 is attributable to a decrease in cash, cash equivalents and short term investments as these assets have been used to fund operations.

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

During the quarter ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. government has recently enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

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

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides plant, which grows in the mountains of Southern Europe. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure Laburnum anagyroides will continue to allow the exportation of cytisinicline. Sopharma currently has planted approximately 1,000 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 750 acres. Sopharma plans to plant additional trees to manage supply for major markets. Each tree takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Although Sopharma has plans to plant significant numbers of additional trees, there is no guarantee that they will do so or that the trees will produce the anticipated yield of cytisinicline. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In order to obtain FDA approval of cytisinicline, we must submit an NDA to the FDA, demonstrating that cytisinicline is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of cytisinicline or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in data that the FDA considers safe and effective for the proposed indications of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Healthcare Reform Law and we anticipate that additional state and federal healthcare measures under the Trump administration could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and medications for smoking cessation. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

In the future, we may invest in the development of additional indications for cytisinicline. If we invest in and are unsuccessful in developing additional indications for cytisinicline, our business, financial condition and results of operations may be adversely affected.

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of electronic cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. The development of additional indications for cytisinicline is highly uncertain. During the research and development cycle, we may expend significant time and resources on developing additional indications without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of additional indications, and failure can occur at any point in the process, including late in the process after substantial investment. Further, any new indications may not be accepted by physicians and the medical community at large, and competitors may develop and market equivalent or superior products. Failure to launch commercially successful new indications for cytisinicline after significant investment could have a material adverse effect on our business, financial condition and results of operations.

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

•

Sopharma is or will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with Current Good Manufacturing Practices, or cGMPs, and other government regulations and corresponding foreign standards. We do not have control over Sopharma’s compliance with these regulations and standards;

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

Cytisinicline is not patentable in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as an herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over third party manufacturers, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

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

We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover certain other therapeutic uses of cytisinicline. We are currently monitoring these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications for these certain additional therapeutic uses. If any third-party patents or patent applications cover our product candidates or technologies in other therapeutic uses, we may not be free to manufacture or market our product candidates for additional therapeutic uses, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third-party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of healthcare payment systems;

•	period-to-period fluctuations in our financial results; and

•	tweets or other social media posts related to our market and industry.

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

The sale of additional shares of common stock pursuant to our existing equity sale agreements may cause the price of our common stock to decline and result in dilution to our existing stockholders.

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 6, 2019	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: November 6, 2019	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer