Form 10-K
period 2019-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2020-03-13
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(604) 210-2217

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	ACHV	The NASDAQ Capital Market

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

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $15,103,249, computed with reference to the price at which the Common Stock was last sold on June 30, 2019. As of March 13, 2020, 31,352,764 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation and nicotine addiction. The United States Adopted Names Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine during the third quarter of 2018.  Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We may expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping.

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

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United Sates Food and Drug Administration, or FDA.

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

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway. Based on the results of the ORCA-1 trial, we have selected 3.0 mg TID for Phase 3 development. Overall, the 3.0 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

We also discussed the trial’s outcome with the FDA in November 2019 and finalized our Phase 3 protocol details and planning with the FDA.

We plan to initiate a Phase 3 trial in mid- 2020 to evaluate the efficacy and safety of 3.0 mg TID of cytisinicline in smokers within the United States, subject to the availability of capital. The study plans to compare 3.0 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks.

We are also considering potential clinical studies in users of e-cigarettes. This is an important area of focus given the vaping epidemic and the number of vaping-related lung illnesses that were reported in 2019. The number of e-cigarette users continues to grow and, according to data published in the Annals of Internal Medicine in 2018, there are a reported 10.8 million e-cigarette users in the United States alone. The National Institute on Drug Abuse, or NIDA, a division of the NIH, has tobacco/nicotine and vaping on their list of Drugs of Abuse. While e-cigarettes have been viewed as safer than combustible cigarettes, the long-term safety of e-cigarettes is still unproven and may lead to another form of nicotine addiction. Given the mechanism of action of cytisinicline, we believe it could be used to help address nicotine addiction for e-cigarette users. We have engaged FreeMind Group to assist in conducting a strategic assessment and in securing non-dilutive funding to evaluate cytisinicline in reduction or cessation of vaping and or e-cigarettes.

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

Our financial results account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

OUR PRODUCT CANDIDATE - CYTISINICLINE

Overview of Cytisinicline

Our product candidate, cytisinicline, is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation, or nicotine addiction, by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

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

Cytisinicline Mechanism of Action

Cytisinicline is a partial agonist that binds with high affinity to the alpha-4 beta-2, or α4β2, nicotinic acetylcholine receptors in the brain. Through dual-acting partial agonist/partial antagonist activity, cytisinicline is believed to help reduce nicotine cravings, withdrawal symptoms and reward and satisfaction associated with smoking. The α4β2 nicotinic receptor is a well-understood target in addiction. When nicotine binds to this receptor, it causes dopamine to be released in the mid-brain, reinforcing the dopamine reward system. This receptor has been implicated in the development and maintenance of nicotine addiction. Cytisinicline is believed to act as a partial agonist at the α4β2 nicotinic receptor, preventing nicotine from binding and releasing dopamine.

Cytisinicline Opportunity

We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam. We intend to develop and commercialize cytisinicline in the United States, and thereafter to target other markets outside of Sopharma’s territory, such as Western Europe, Japan, Australasia, Southeast Asia and Latin and South America.

We are developing cytisinicline as an aid to smoking cessation and nicotine addiction to address the limitations of both prescription drugs and of Over-the-Counter, or OTC, products. We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a safe and effective smoking cessation treatment. Increasingly constrained healthcare budgets have focused government attention on drug pricing, which we believe cytisinicline can address by serving as a cost-effective alternative to existing treatments, with the potential for better efficacy than nicotine replacement therapies, or NRTs, and a potentially superior side effect profile than existing prescription smoking cessation products. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the United States and subsequently to other countries outside of Sopharma’s territory.

Non-clinical toxicology studies were sponsored by the NCCIH and by the NCI to assist in our IND. In June 2017, we filed our IND application for cytisinicline with the FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies are also being conducted by NCCIH and NCI, with two such studies already submitted to the FDA and a third study to be submitted upon completion. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. One of the chronic toxicology studies has been completed and submitted to the FDA, while the second chronic toxicology study is in progress and is expected to be completed in 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

In August 2017, we initiated a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

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

In March 2019, we initiated a clinical trial to assess the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6.0 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21.0 mg cytisinicline as the highest dose level. When the MTD was not reached at 21.0 mg, the study was amended to evaluate doses up to 30.0 mg, as recommended by the DSMC. At this 30.0 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results have been reviewed with the FDA and it has been agreed that further escalation beyond the single 30.0 mg dose is not required. This Phase-1 study was a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting. These results do not impact the intended dosing planned for future Phase 3 cytisinicline clinical trials which was informed by the Phase 2b ORCA-1 trial discussed below.

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3.0 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 is the first in our ORCA Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the SRNT held in Oslo, Norway. Based on the results of the ORCA-1 trial, we have selected 3.0 mg TID for Phase 3 development. Overall, the 3.0 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3.0 mg TID dosing schedule. The FDA agreed that the 3.0 mg TID dosing schedule is acceptable. We also discussed with the FDA timing for the submission of interim data from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. We anticipate the interim chronic toxicology data to be submitted during the first quarter of 2020 just prior to initiating the Phase 3 program.

We plan to initiate a Phase 3 trial in mid-2020 to evaluate the efficacy and safety of 3.0 mg TID of cytisinicline in smokers within the United States, subject to the availability of capital. The study plans to compare 3.0 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks.

Cytisinicline Clinical Trials

Cytisinicline has been previously tested in two large, randomized, independent investigator-sponsored Phase 3 clinical trials conducted according to Good Clinical Practice, or GCP, requirements of the FDA, in more than 2,000 participants. The objective by these independent groups was to further define the efficacy and safety of cytisinicline according to current clinical development standards. Subsequently, we ran the Phase 2b ORCA-1 dose selection trial in 254 smokers in the United States to evaluate the safety and efficacy of alternative cytisinicline dosing and schedules compared to respective placebo groups.

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

The results of the TASC trial were published in the New England Journal of Medicine in September 2011. The rate of sustained 12-month abstinence was 8.4% in the cytisinicline arm as compared with 2.4% in the placebo group (p=0.001). These results showed that cytisinicline was 3.4 times more likely than a placebo to help participants stop smoking and remain non-smokers for one year. The rate of sustained 6-month abstinence was 10.0% in the cytisinicline arm as compared with 3.5% in the placebo group (p<0.001). Cytisinicline was well tolerated with a slight but significant increase in combined gastrointestinal AEs (upper abdominal pain, nausea, dyspepsia and dry mouth; cytisinicline 51/370 (13.8%) and placebo 30/370 (8.1%). Otherwise the safety profile of cytisinicline was similar to that of placebo with no other significant differences in the rate of side effects in the two trial arms.

A summary of AEs reported in 10 or more subjects in the TASC trial is included in the table below.

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

CASCAID Trial

The second Phase 3 trial, the Cytisine As a Smoking Cessation Aid, or CASCAID, non-inferiority trial, was sponsored by the Health Research Council of New Zealand and was an open-label trial that randomized 1,310 adult daily heavy smokers. Patients were randomized to receive either cytisinicline for 25 days or NRT for 8 weeks. Both treatment groups were offered low intensity telephone behavioral support during trial treatment. The primary outcome measure was continuous self-reported abstinence from smoking one month after quit date. The CASCAID trial was conducted by the Health Research Council of New Zealand. We, through our partner Sopharma, provided the cytisinicline in form of commercial Tabex™ used in this trial.

The results of the CASCAID trial, which were published in the New England Journal of Medicine in December 2014, showed that cytisinicline was superior to NRT for smoking cessation and, specifically, that cytisinicline was 1.43 times more likely than nicotine gums or patches to help participants stop smoking and remain non-smokers for six months. The rate of continuous one-month abstinence was 40% in the cytisinicline arm as compared with 31% in the NRT arm (p<0.001). A secondary outcome included the rate of continuous six-month abstinence which was 22% in the cytisinicline arm as compared with 15% in the NRT arm (p=0.002). Cytisinicline was generally well tolerated, although self-reported AEs were slightly higher in the cytisinicline arm compared with the NRT arm. The most frequent AEs for cytisinicline were nausea and vomiting (30/665 (4.6%)) and sleep disorders (28/665 (4.2%)). Reports of these same AEs in the NRT arm were as follows: nausea and vomiting (2/655 (0.3%)) and sleep disorders (2/655 (0.3%)).

A summary of AEs reported in subjects in the CASCAID trial is included in the table below.

CASCAID - Summary of All-Cause Adverse Events

Event	Cytisinicline (N=655)	NRT (N=655)
percent (number)
Participants with any adverse event — % (no.)	31% (204)	20% (134)
Adverse events — % (no.)
Any	44% (288)	27% (174)
In those who complied with treatment(1)	25% (161)	17% (113)
In those who did not comply with treatment	19% (127)	9% (61)
Participants with serious adverse event — % (no.)	7% (45)	39% (6%)
Serious adverse events — % (no.)(2)(3)	9% (56)	7% (45)
Deaths[4]	0.2% (1)	0.2% (1)
Life-threatening events	0	0.2% (1)[5]
Hospitalizations	3% (18)	3% (18)
Otherwise medically important events	6% (37)	4% (25)
Severity of all adverse events — % (no.)(4)
Mild	21% (139)	12% (78)
Moderate	17% (111)	12% (77)
Severe	6% (38)	3% (19)
Most frequent adverse events — % (no.)(5)
Nausea and vomiting	5% (30)	0.3% (2)
Sleep disorders	4% (28)	0.3% (2)
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

Phase 2b ORCA-1 Trial

We conducted ORCA-1, initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

The primary endpoint in the study was the reduction in daily smoking, a self-reported measure. Three of the four cytisinicline treatment arms demonstrated a statistically significant improvement, p<0.05, compared to placebo. The fourth arm trended to significance (p= 0.052). Across all treatment arms, over the 25-day treatment period, subjects on cytisinicline experienced a 74-80% median reduction in the number of cigarettes smoked, compared to a 62% reduction in the placebo arms.

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3.0 mg TID cytisinicline arm which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p=0.005).  At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired carbon monoxide (CO), a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

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

A summary of AEs reported in subjects in the ORCA-1 trial is included in the table below.

	TID		Downward Titration		Pooled
	1.5 mg (n=52)	3.0 mg (n=50)	1.5 mg (n=51)	3.0 mg (n=50)	Cytisinicline (n=203)	Placebo (n=51)
At least 1 AE	20 (39%)	21 (42%)	29 (57%)	23 (46%)	93 (46%)	24 (47%)
URTI	5 (10%)	3 (6%)	3 (6%)	2 (4%)	13 (6%)	7 (14%)
Abnormal dreams	4 (8%)	3 (6%)	4 (8%)	7 (14%)	18 (9%)	1 (2%)
Nausea	1 (2%)	3 (6%)	5 (10%)	3 (6%)	12 (6%)	5 (10%)
Insomnia	4 (8%)	3 (6%)	3 (6%)	4 (8%)	14 (7%)	1 (2%)
Headache	6 (12%)	2 (4%)	1 (2%)	1 (2%)	10 (5%)	2 (4%)
Fatigue	3 (6%)	1 (2%)	1 (2%)	2 (4%)	7 (3%)	2 (4%)
Constipation	1 (2%)	3 (6%)	0 (0%)	0 (0%)	4 (2%)	1 (2%)

The outcome of the ORCA-1 trial was the selection of 3.0 mg TID for Phase 3 development. Overall, the 3.0 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studies in ORCA-1.

Safety Reporting

As cytisinicline has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisinicline. A recent periodic safety update report for the period of 2015 - 2020 submitted to the European authorities by Sopharma did not show any new safety signals with cytisinicline and there were no changes in expected benefit/risk during the specified period.

OVERVIEW OF MARKET AND TREATMENT

Overview of the Tobacco Epidemic

The World Health Organization, or WHO, estimates that there are approximately 1.1 billion smokers globally and that tobacco kills more than 8 million people each year. More than 7 million of those deaths are the result of direct tobacco use, while around 1.2 million are the result of the exposure of non-smokers to second-hand smoke.

Cigarette smoking is responsible for more than 480,000 deaths per year in the United States, including more than 41,000 deaths resulting from exposure to second-hand smoke, which equates to about one in five deaths annually, or 1,300 deaths every day. According to the American Cancer Society, smoking is a direct cause of approximately 80% of lung cancer deaths and is linked to 30% of all cancer deaths in the United States. Smoking remains the single largest preventable cause of death worldwide and in the United States.

The CDC estimates that the annual cost of smoking related illnesses in the United States is more than $300 billion in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Among these diseases are cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease, or COPD, which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis.

Tobacco smoking is highly addictive and research suggests that nicotine may be as addictive as heroin, cocaine and alcohol. The CDC estimates that more people in the United States are addicted to nicotine than any other drug and reports that, in 2015, nearly 70% of smokers desired to quit and 55% made an attempt to do so in the prior year. Despite the high number of attempts, fewer than one in ten people are successful in their attempt to quit each year. Additionally, up to 60% of people who quit smoking relapse in the first year.

One increasingly popular alternative to smoking is the use of e-cigarettes, or vaping, which deliver liquid nicotine into a mist or vapor which is inhaled.  This method of consumption avoids the chemicals that are associated with cigarette smoke, but may have other associated health and safety issues. The emerging use of e-cigarettes is contributing to the growing population of people who are addicted to nicotine.

According to the Annals of Internal Medicine, data reported in 2018 estimated approximately 10.8 million American adults use e-cigarettes and half of these users are under the age of 35. The FDA considers e-cigarette use an epidemic, particularly in youth. From 2017 to 2018, vaping increased by 78% among high school students (11.7% to 20.8%) and by 48% among middle school students (3.3% to 4.9%). Not only does e-cigarette use come with risks of its own, but research has also shown that youth who vape are more likely to start smoking combustible cigarettes.

The Global Smoking Cessation Market

Coherent Market Insights Report “Smoking Cessation and Nicotine De-addiction Products Market, 2016-2017” estimated that global revenues for smoking cessation and nicotine de-addiction products in 2016 was approximately $12.8 billion including NRTs, e-cigarettes and drug therapy. In 2017, in the United States alone, sales for NRT and drug therapy were estimated to be $3.8 billion and are expected to grow to $5.7 billion by 2024.

Two prescription oral treatments for smoking cessation are currently available in the United States: Chantix® (varenicline), marketed by Pfizer, and Zyban® (bupropion), marketed by GlaxoSmithKline (as well as generic manufacturers). Chantix requires a three-month treatment period and Zyban is recommended for between 7 and 12 weeks. Both of these prescription treatments have been proven effective in aiding smoking cessation; however, both are also associated with significant side effects and drop offs from treatment. Chantix’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence and vomiting may be experienced by Chantix-treated patients compared to placebo-treated patients, and Zyban’s labeling discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for Chantix’s adverse event profile.

Global sales of Chantix® exceeded $1.1 billion in 2019. Of those sales, $899 million, approximately 82%, were attributable to the U.S. market.

The vast majority of OTC smoking cessation aids are NRTs. NRTs come in many forms, including gums, lozenges and patches, have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline (Chantix) with a number of NRTs and varenicline has been proven to be more effective than the NRTs, as demonstrated in head-to-head studies.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2019, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

United States

We intend to focus initially on clinical development of cytisinicline in the United States. It is anticipated that cytisinicline tablets would receive a minimum five years of data exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.

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

In the United States, Medicaid currently covers all smoking cessation products including Chantix and Zyban. In March 2010, the Patient Protection and Affordable Care Act, or ACA, as amended by the Healthcare and Education Reconciliation Act, or collectively, the Healthcare Reform Law, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Section 2502 of the ACA specifies that tobacco cessation medications will be removed from the list of optional medications and required for inclusion in states’ prescription drug benefit. On May 2, 2014 the Department of Health and Human Services, or HHS, provided guidance into insurance coverage policy that health plans would be in compliance if they cover, among other items, screening for tobacco use, individual, group and phone counseling, all FDA approved tobacco cessation medications (both prescription and OTC) when prescribed by a healthcare provider, at least two quit attempts per year, four sessions of counseling and 90 days of treatment, with no cost sharing (co-pay) required.

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

Healthcare Reform. The United States and state governments continue to propose and pass legislation designed to regulate the healthcare industry. In March 2010, the U.S. Congress enacted the ACA, which included changes that significantly affected the pharmaceutical industry, such as:

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

The U.K. ceased to be a member state of the EU on January 31, 2020 (commonly known as Brexit). Since a significant portion of the regulatory framework in the U.K. is derived from the regulations of the EU, Brexit could materially change the regulatory framework applicable to the approval of our product candidates and other aspects of our business in the U.K., such as the pricing and importation of prescription products. However, at this time it is not known what new regulatory framework will be in place to govern the review and approval of new medicines in the U.K. The EMA was located in the U.K., but was fully relocated to Amsterdam in March 2020.

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

INTELLECTUAL PROPERTY

The U.S. Supreme Court has held that certain claims to naturally-occurring substances are not patentable. Cytisinicline is a naturally-occurring product and is therefore not patentable in the United States. Furthermore, cytisinicline has been in use in other parts of the world for decades, and is not susceptible to patenting in its current form.

Our development and commercialization of cytisinicline is protected by our exclusive supply agreement with Sopharma and Sopharma’s proprietary technology, experience and expertise in cytisinicline extraction. In addition, we intend to utilize market exclusivity laws including those under the Hatch-Waxman Act in the United States and exclusivity under Directive 2004/27/EC in the EU.

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business worldwide. As of December 31, 2019, we had a portfolio of three patent families being prosecuted in Australia, Canada, China, Europe including the U.K., Japan, S.

Korea, and the United States.  One patent family is also filed in Mexico, New Zealand, South Africa.  We have granted patents in the US, Canada, the UK, and South Africa. The patent portfolio includes compositions of matter and methods of use and synthesis for novel cytisinicline derivatives. We have filed one method of treatment patent application in the US, and may file in other jurisdictions in which methods of treatment are patentable in 2020. We have additionally acquired rights to a new method of cytisinicline extraction from Sopharma.

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

COMPETITION

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to smoking cessation and other product candidates that it may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Johnson & Johnson, Pharmacia Polanica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm, Axsome, Smoke Free Therapeutics, Antidote Therapeutics and others. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

Prescription Treatments

Two oral prescription drugs for smoking cessation are currently available in the United States. – Chantix and Zyban. Both have been proven effective in aiding smoking cessation, however, each is associated with a number of adverse effects.

We believe that cytisinicline may have similar efficacy to Chantix with potential fewer adverse events. A Cochrane Group independent database review of nicotine receptor partial agonists published in 2016, or the Cochrane Report, compared cytisinicline with Chantix and found no apparent difference in efficacy between cytisinicline and Chantix, in that the database review found that the risk ratio for cytisinicline and Chantix was in the same order of magnitude. In addition, it should be noted that only two studies were used to calculate the risk ratio for cytisinicline versus 27 trials for varenicline, and that evidence for varenicline was considered of high and moderate quality while the evidence for cytisinicline was considered low quality. However, a head-to-head comparative trial of these two treatments has not been performed. Furthermore, a report by the National Institute of Health Research in the U.K. comparing Chantix and cytisinicline concluded that cytisinicline appears to be more clinically effective and cost effective than varenicline (Chantix) based on expected costs and quality-adjusted life-year, or QALY, values.

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

Over-the-Counter Treatments

The most common OTC treatments bought in pharmacies for smoking cessation in the United States and worldwide are NRTs such as nicotine gums, nicotine lozenges, and nicotine patches. Each of these products delivers nicotine to the body although they generally do so at different rates and to different parts of the body than does a traditional cigarette. As concluded by the authors of several published clinical trials conducted by others, these therapies are generally less effective than prescription treatments. Recognized brands include Niquitin ® , Nicotinell ® , Nicorette ®  and Nicoderm ® . Depending on the duration of treatment, the average cost of certain OTC smoking cessation treatments can exceed prescription treatments.

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

EMPLOYEES

As of December 31, 2019, we had a total of 14 employees, of whom six were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eight were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications.

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

In August 2017, we completed the Arrangement, in connection with whichwe changed our name to Achieve Life Sciences, Inc. As a result of the Arrangement, Achieve became our wholly owned subsidiary. Extab Corporation, a Delaware corporation, which was formed in 2009 became a wholly-owned subsidiary of Achieve Life Sciences. Extab Corporation in turn has one direct wholly-owned subsidiary, Achieve Pharma U.K. Limited, a U.K. company, which was formed in 2009. As used in this Annual Report on Form 10-K, the term “OncoGenex” refers to our business prior to August 1, 2017.

AVAILABLE INFORMATION

We maintain a website at http://www.achievelifesciences.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

We are currently dependent on the potential development of a single product candidate, cytisinicline. We are still developing our sole product candidate, and cytisinicline cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market cytisinicline in one or more markets, there is no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as cytisinicline is currently our sole product candidate.

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

Our business operations, and particularly the timing of the outcome of review of our clinical development plans for cytisinincline, are directly and indirectly affected by the operations of the U.S. government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to clinical development advice or ultimately any NDA filing. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shut downs. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations and corresponding foreign regulatory manufacturing requirements. As such, we, Sopharma and other contract manufacturers, if any, will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application.

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

•

the federal physician sunshine requirements under the Healthcare Reform Law requires manufacturers of products, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The United Kingdom ceased to be a member state of the European Union on January 31, 2020 (commonly known as Brexit). Since a significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, Brexit could materially change the regulatory framework applicable to the approval of cytisinicline, which could have a material adverse effect on us and our operations. Brexit may also result in other significant regulatory and legislative changes in the United Kingdom, which could, for example, affect the pricing of pharmaceutical products in the United Kingdom, which could in turn result in diminished performance for us. Even if the substance of regulatory changes resulting from Brexit does not have a significant impact on our operations, it is reasonable to expect that we would incur potentially significant costs in connection with complying with any new regulations.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We have engaged FreeMind Group to assist in conducting a strategic assessment and securing non-dilutive funding to evaluatate cytisinicline in vaping and e-cigartettes. FreeMind Group and other advisors may not be successful in securing non-dilutive funding, and we may ultimately abandon our efforts to expand into e-cigarette and vaping indications if we are unable to obtain funding or we believe the strategic assessment of such expansion is unfavorable.

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

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak in China of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for clinical trials and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact

Risks Related to Our Reliance on Third Parties

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Redwood Scientific Technologies, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, Chrono Therapeutics, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm, Axsome, Smoke Free Therapeutics, Antidote Therapeutics and others.

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

The illegal distribution and sale by third parties of counterfeit versions of cytisinicline, stolen products, or alternative third-party distribution and sale of cytisinicline could have a negative impact on our financial performance or reputation.

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

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand, Tabex, is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA or the EMA, and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in Europe. We are aware that products purporting to be Tabex are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or European Union.

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

The continued listing standards of The NASDAQ Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Capital Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on January 4, 2020, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Capital Market’s listing rules, we were afforded 180 calendar days, or until July 22, 2020, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

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

In September 2017 we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or LPC, which was amended in March 2020, pursuant to which we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of approximately $10.0 million and we have exercised this right. We have directed LPC to purchase additional shares and may further direct LPC to purchase additional shares as often as every business day over the 54-month term of the Purchase Agreement in increments of up to 150,000 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement have been and will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we have controlled and will control the timing and amount of any sales of common stock to LPC. In addition, we have directed and we may direct LPC in the future to purchase additional amounts as accelerated purchases.

In June 2019 we entered into an at-the-market offering agreement, the Offering Agreement, with H.C. Wainwright & Co., or H.C. Wainwright.  Pursuant to the terms of the Offering Agreement, we may offer and sell, from time to time through H.C. Wainwright, shares of our common stock having an aggregate offering price of up to $6.0 million. We will control the timing and amount of any sales of common stock under the Offering Agreement.  Under the terms of the Offering Agreement, H.C. Wainwright may sell the shares our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have not offered any shares of our common stock for sale pursuant to the Offering Agreement, but could do so in the future.

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

Our lease agreement for office space in Seattle, Washington commenced on March 1, 2018 and has a three-year term. Pursuant to this lease, we rent approximately 3,187 square feet of office space. The annual rent is approximately $0.1 million.

We leased approximately 4,857 square feet in Vancouver, British Columbia, at an annual rent of approximately $0.1 million, which expired on January 31, 2019. On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four-year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 18, 2020, there were approximately 16 stockholders of record and there were approximately 8,598 beneficial stockholders of our common stock.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2019 were made by us or on our behalf.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of loss data for the years ended December 31, 2019, 2018 and 2017 and consolidated balance sheet data as of December 31, 2019, 2018 and 2017 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

	December 31,
	2019	2018	2017
	(in thousands except share and per share amounts)
Statements of Loss Data:
Total expenses	$16,528	$12,813	$6,632
Net loss	$(16,395)	$(12,687)	$(10,583)
Basic and diluted loss per common share	$(1.99)	$(3.61)	$(22.07)
Shares used in calculation of net loss per share
Basic and diluted	8,246,400	3,510,217	479,442

	December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,664	$14,604	$5,284
Total assets	$21,078	$19,084	$9,892
Current liabilities	$2,869	$3,270	$2,013
Total liabilities	$3,028	$3,282	$2,013
Additional paid-in capital	$63,709	$41,161	$20,556
Accumulated deficit	$(45,704)	$(25,381)	$(12,694)
Stockholders’ equity	$18,050	$15,802	$7,879

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage pharmaceutical company committed to the global (excluding Central & Eastern Europe plus other territories) development and commercialization of cytisinicline for smoking cessation and nicotine addiction. The United States Adopted Names Council adopted cytisinicline as the nonproprietary, or generic, name for the substance also known as cytisine during the third quarter of 2018.  Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We may expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping.

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

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United Sates Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies are also being conducted by NCCIH and NCI, with two such studies already submitted to the FDA and a third study to be submitted upon completion. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. One of the chronic toxicology studies has been completed and submitted to FDA, while the second chronic toxicology study is in progress and is expected to be completed in 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

In August 2017, we initiated a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

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

In March 2019, we initiated a clinical trial to assess the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6.0 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21.0 mg cytisinicline as the highest dose level. When the MTD was not reached at 21.0 mg, the study was amended to evaluate doses up to 30.0 mg, as recommended by the DSMC. At this 30.0 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results have been reviewed with the FDA and it has been agreed that further escalation beyond the single 30.0 mg dose is not required. This Phase-1 study was a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting. These results do not impact the intended dosing planned for future Phase 3 cytisinicline clinical trials which was informed by the Phase 2b ORCA-1 trial discussed below.

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

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3.0 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway. Based on the results of the ORCA-1 trial, we have selected 3.0 mg TID for Phase 3 development. Overall, the 3.0 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3.0 mg TID dosing schedule. The FDA agreed that the 3.0 mg TID dosing schedule is acceptable. We also discussed with the FDA timing for the submission of interim data from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. We anticipate the interim chronic toxicology data to be submitted during the first quarter of 2020 just prior to initiating the Phase 3 program.

We plan to initiate a Phase 3 trial in mid-2020 to evaluate the efficacy and safety of 3.0 mg TID of cytisinicline in smokers within the United States, subject to the availability of capital. The study plans to compare 3.0 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks.

We are also considering potential clinical studies in users of e-cigarettes. This is an important area of focus given the vaping epidemic and the number of vaping-related lung illnesses that were reported in 2019. The number of e-cigarette users continues to grow and, according to data published in the Annals of Internal Medicine in 2018, there are a reported 10.8 million e-cigarette users in the United States alone. The National Institute on Drug Abuse, or NIDA, a division of the NIH, has tobacco/nicotine and vaping on their list of Drugs of Abuse. While e-cigarettes have been viewed as safer than combustible cigarettes, the long-term safety of e-cigarettes is still unproven and may lead to another form of nicotine addiction. Given the mechanism of action of cytisinicline, we believe it could be used to help address nicotine addiction for e-cigarette users. We have engaged FreeMind Group to assist in conducting a strategic assessment and in securing non-dilutive funding to evaluate cytisinicline in reduction or cessation of vaping and or e-cigarettes.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $16.4 million and $12.7 million for the years ending December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $45.7 million, cash and cash equivalents balance of $16.7 million and a positive working capital balance of $14.5 million. During the year ended December 31, 2019, net cash used in operations was $15.2 million.

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

Our accompanying financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The financial results do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

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

Our consolidated financial statements account for the Arrangement between OncoGenex and Achieve as a reverse merger, whereby Achieve is deemed to be the acquiring entity from an accounting perspective. Our consolidated results of operations for the year ended December 31, 2017 include the results of operations of only Achieve for the time period of January 1, 2017 through August 1, 2017 and include the results of the combined company following the completion of the Arrangement on August 1, 2017. This treatment and presentation is in accordance with ASC 805, “Business Combinations”. Information relating to the number of shares, price per share and per share amounts of common stock are presented on a post- reverse stock split basis, as a reverse stock split in the ratio of one-for-eleven was effected in connection with the Arrangement.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2019, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

Years Ended December 31, 2019, 2018 and 2017

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Clinical development programs:
Cytisinicline	$9,674	$5,868	$1,590
Other research and development	—	—	1,511
Total research and development expenses	$9,674	$5,868	$3,101

Research and development expenses for the years ended December 31, 2019, 2018 and 2017 were $9.7 million, $5.9 million and $3.1 million, respectively. The increase in 2019 as compared to 2018 was primarily due to our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019. The increase in 2018 as compared to 2017 was due to higher employee expenses from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017, increased drug supply expenses for the initiation of the ORCA-1 trial, in October 2018 and increased research and development activity for our cytisinicline clinical development program, including costs associated with the ramp up of the repeat dose pharmacokinetics trial and toxicology studies initiated in late 2017.

General and Administrative Expenses

G&A expenses for the years ended December 31, 2019, 2018 and 2017 were $6.9 million, $6.9 million and $3.5 million, respectively. The increase in 2018 as compared to 2017 was due to higher employee and public company related expenses, including investor relations, directors’ fees, insurance premiums and business tax and license fees, from a full year of operation after the reverse merger with OncoGenex that occurred in August 2017.

Gain on warrants

We revalue our warrants classified as derivative liabilities at each balance sheet date to fair value. As at December 31, 2019 we had no warrants classified as liabilities. We recorded no gain or loss on the revaluation of our outstanding warrants for the year ended December 31, 2018. For the year ended December 31, 2017 we recorded a gain on the revaluation of $0.1 million.

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

Loss on disposition of intangible asset and recovery of deferred income taxes

In August 2017, we discontinued further development of apatorsen. We recognized a loss on disposition of apatorsen of $8.6 million and a deferred income tax recovery of $2.9 million as a result of discontinuing the development program and providing a notice of discontinuance of the license agreements with Ionis Pharmaceuticals, Inc.

Liquidity and Capital Resources

We incurred an accumulated deficit of $45.7 million through December 31, 2019, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2019, we had a cash, cash equivalents and short-term investments balance of $16.7 million and a positive working capital balance of $14.5 million.

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

Lincoln Park Capital Equity Line

On September 14, 2017, we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, which was amended on March 12, 2020, or the Purchase Agreement, pursuant to which we have the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018 we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the purchase agreement) in order to be able to sell to LPC the full amount remaining under the Purchase Agreement.

Pursuant to the Purchase Agreement, LPC initially purchased 32,895 of our units, or the Units, at a purchase price of $30.40 per Unit, with each Unit consisting of (a) one share of our Common Stock and (b) one warrant to purchase one-quarter of a share of Common Stock at an exercise price of $34.96 per share, or Warrant. Each Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments. The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional approximately $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 150,000 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases as described in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued to LPC 12,352 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we agreed to pay to LPC $0.1 million as an expense reimbursement. The consideration of 12,352 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

From September 14, 2017 through March 13, 2020, we offered and sold 557,378 shares of our common stock pursuant to our Purchase Agreement with LPC, including the 32,895 shares that were part of the initial purchase of Units. These sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock convertible at any time at the holder’s option into 250 shares of common stock, and warrants to purchase 250 shares of common stock.

Each warrant was immediately exercisable, expires on the five-year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after the June 19, 2018, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the 2018 Measurement Period, which 2018 Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2018 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series A Convertible preferred stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-224840), and each amendment thereto, which was initially filed with the SEC, on May 10, 2018 and declared effective by the SEC on June 14, 2018, and the registration statement on Form S-1 (File No. 333- 225649) filed by the us with the SEC pursuant to Rule 462(b) of the Securities Act of 1933 on June 14, 2018.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the 2018 Overallotment Option, to purchase up to 450,000 additional shares of common stock and/or warrants to purchase up to 450,000 shares of Common Stock solely to cover over-allotments. The 2018 Overallotment Option was exercised in full on June 18, 2018.

We received net proceeds of approximately $12.2 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 13, 2020, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,289,500 shares of common stock, and no shares of the Series A Convertible Preferred Stock remained outstanding.

From June 19, 2018 through March 13, 2020, 1,168,000 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of approximately $4.7 million, and as of March 13, 2020, 2,282,000 warrants remained outstanding.

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

From June 7, 2019 to March 13, 2020, we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of March 13, 2020, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

Warrant Exercise Agreement

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with Armistice Capital Master Fund, Ltd., or Armistice. Pursuant to the Exercise Agreement, Armistice exercised (i) outstanding warrants to purchase 270,313 shares of our common stock with an exercise price of $3.1445 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 837,500 shares of our common stock with an exercise price of $4.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to Armistice a new warrant, exercisable for six years, to purchase up to 1,200,000 shares of our common stock at an exercise price of $4.50 per share, or the New Warrant. We also agreed to file a registration statement covering the resale of the shares underlying the New Warrant. The New Warrant and the shares underlying the New Warrant were offered to Armistice in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Under ASC 260, the fair value of the New Warrant of $3.9 million was recognized into accumulated deficit.

December 2019 Public Offering

On December 17, 2019, we completed an underwritten registered public offering, pursuant to which we sold 9,577,504 Class A Units at a price per unit of $0.60 and 6,256 Class B Units at a price per unit of $999.60.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into 1,666 shares of common stock, and warrants to purchase 1,666 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $0.60, subject to adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect, provided, however, that the exercise price of the warrants cannot be reduced to an amount less than $0.06 per share of common stock. Additionally, subject to certain exceptions, if, after December 17, 2019, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the 2019 Measurement Period, which 2019 Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2019 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then the Company may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series B Convertible Preferred Stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-234530), and each amendment thereto, which was initially filed with the SEC on November 6, 2019 and declared effective by the SEC on December 17, 2019.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or Ladenburg, on December 17, 2019, we granted Ladenburg a 45 day option, or the 2019 Overallotment Option, to purchase up to 3,000,000 additional shares of Common Stock and/or Warrants to purchase up to 3,000,000 shares of Common Stock solely to cover over-allotments. The 2019 Overallotment Option was exercised in full on December 17, 2019.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.3 million.

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of March 13, 2020, 5,793 shares of the Series B Convertible Preferred Stock had been converted into 9,651,138 shares of common stock, and 463 shares of the Series B Convertible Preferred Stock remained outstanding.

As of March 13, 2020, no warrants issued in the December 2019 financing had been exercised.

Cash Flows

Operating Activities

For the years ended December 31, 2019, 2018 and 2017, net cash used in operating activities was $15.2 million, $10.6 million, and $9.1 million, respectively. The increase in cash used in operations in 2019 as compared to 2018 was primarily attributable to increased research and development expenses related to our ORCA-1 trial. The increase in cash used in operations in 2018 as compared to 2017 was due to a full year of operation after the reverse merger with OncoGenex that occurred in August 2017 and upfront payments made to the CRO for the initiation of the ORCA-1 trial.

Financing Activities

For the years ended December 31, 2019, 2018 and 2017 net cash provided by financing activities was $17.3 million, $19.8 million and $2.0 million, respectively. Net cash provided by financing activities for the year ended December 31, 2019 relates to proceeds from our December 2019 public offering, from warrant exercises and from our purchase agreement with LPC. Net cash provided by financing activities for the year ended December 31, 2018 relates to proceeds from our June 2018 public offering, October 2018 registered direct offering and exercise of warrants. Net cash provided by financing activities for the year ended December 31, 2017 related to proceeds received from our purchase agreement with LPC.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $5.0 million. Net cash used in investing activities for the year ended December 31, 2018 was $5.1 million. Net cash provided by investing activities for the year ended December 31, 2017 was $12.6 million. Net cash used in investing activities for the years ended December 31, 2019 and 2018 were due mainly to transactions involving short-term investments in the normal course of business. Net cash provided by investing activities for the year ended December 31, 2017 was due to the reverse merger with OncoGenex.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Seattle office operating lease (1)	$173	$148	$25	$—	$—
Vancouver office operating lease (2)	$204	$65	$133	$6	$—
Total	$377	$213	$158	$6	$—

(1)	This operating lease is effective March 1, 2018 and expires on February 28, 2021.
(2)	This operating lease is effective February 1, 2019 and expires on January 31, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at December 31, 2019.

Inflation

We do not believe that inflation has had a material effect on our business and results of operations during the periods presented.

Material Changes in Financial Condition

	December 31,
(in thousands)	2019	2018
Total Assets	$21,078	$19,084
Total Liabilities	3,028	3,282
Total Equity	18,050	15,802

The increase in assets as at December 31, 2019 as compared to December 31, 2018 primarily relates to increase in cash and cash equivalents from the December 2019 public offering, warrant exercises and from our purchase agreement with LPC. The decrease in liabilities as at December 31, 2019 compared to December 31, 2018 was primarily due to lower clinical trial accruals associated with completion of our ORCA-1 trial in June 2019.

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

The consolidated financial statements for the period of January 1, 2017 to August 2, 2017, are based on the U.K. subsidiary with a functional currency of GBP, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, or SFAS 52, as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

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

We adopted the standard on the effective date of January 1, 2019 and elected to use the modified retrospective method. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Vancouver, Canada March 13, 2020

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents [note 7]	$16,664	$9,515
Short-term investments [note 7]	—	5,089
Amounts receivable	8	7
Prepaid expenses	662	926
Total current assets	17,334	15,537
Restricted cash [note 7]	50	50
Property and equipment, net [note 8]	57	35
Right-of-use assets [note 13]	329	—
Other assets [note 9]	187	118
License agreement [note 2, 5 and 6]	2,087	2,310
Goodwill [note 2]	1,034	1,034
Total assets	$21,078	$19,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859	$144
Accrued liabilities other	304	748
Accrued clinical liabilities	387	1,199
Accrued compensation	1,116	1,168
Current portion of long-term obligations [note 13]	203	11
Total current liabilities	2,869	3,270
Long-term obligations [note 13]	159	12
Total liabilities	3,028	3,282
Commitments and contingencies [note 13]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2019 and 579 issued and outstanding at December 31, 2018.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, 1,121 issued and outstanding at December 31, 2019 and zero issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 29,485,178 and 6,721,117 issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	41	18
Additional paid-in capital	63,709	41,161
Accumulated deficit	(45,704)	(25,381)
Accumulated other comprehensive income	4	4
Total stockholders' equity	18,050	15,802
Total liabilities and stockholders' equity	$21,078	$19,084
Going concern and liquidity [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2019	2018	2017
EXPENSES
Research and development	$9,674	$5,868	$3,101
General and administrative	6,854	6,945	3,531
Total operating expenses	16,528	12,813	6,632
OTHER INCOME (EXPENSE)
Interest income	170	171	21
Bargain purchase gain [note 2]	—	—	1,272
Contingent value rights recovery [note 2]	—	—	200
Gain on warrants	—	—	150
Loss on disposition of intangible asset [note 5]	—	—	(8,610)
Other expenses	(37)	(45)	(35)
Total other income	133	126	(7,002)
Net loss before income taxes	$(16,395)	$(12,687)	$(13,634)
Recovery of deferred income taxes [note 5]	—	—	3,051
Net Loss	$(16,395)	$(12,687)	$(10,583)
Comprehensive loss	$(16,395)	$(12,687)	$(10,583)
Basic and diluted net loss per common share [note 11 [g]]	$(1.99)	$(3.61)	$(22.07)
Shares used in computation of basic and diluted net loss per common share [note 11 [g]]	8,246,400	3,510,217	479,442

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2016	2,123	$—	—	$—	$2,667	$5	$(2,062)	$610
Stock-based compensation expense	—	—	—	—	348	—	—	348
Settlement of stockholder loans with related parties	157	—	—	—	2,132	—	—	2,132
Shares issued on subscription	5	—	—	—	64	—	—	64
Shares held by OncoGenex Shareholders	273,671	3	—	—	—	—	—	3
Shares issued on conversion of Achieve common shares	821,012	8	—	—	13,040	—	—	13,048
Shares cancelled on conversion of Achieve common shares	(2,285)	—	—	—	—	—	—	—
Restricted Stock Unit Settlements	546	—	—	—	—	—	—	—
Restricted Stock Unit Settlements withheld and retired to treasury	(166)	—	—	—	—	—	(5)	(5)
Shares issues - Lincoln Park Capital	99,730	1	—	—	2,305	—	—	2,306
Purchase accounting adjustment	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	—	(10,583)	(10,583)
Balance, December 31, 2017	1,194,793	12	—	—	20,556	5	(12,694)	7,879
Stock-based compensation expense	—	—	—	—	854	—	—	854
Restricted stock unit settlements	5,354	—	—	—	—	—	—	—
Adjustment of fractional shares on reverse stock split	(38)	—	—	—	—	—	—	—
Shares issued - from purchase agreement with Lincoln Park Capital	96,000	1	—	—	1,278	—	—	1,279
Shares issued - June 2018 public offering	1,160,500	1	9,158	—	12,193	—	—	12,194
Shares issued - October 2018 registered direct offering	1,789,258	2	—	—	4,958	—	—	4,960
Shares issued on exercise of warrants	330,500	—	—	—	1,324	—	—	1,324
Shares issued on conversion of Series A preferred shares	2,144,750	2	(8,579)	—	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(12,687)	(12,687)
Balance, December 31, 2018	6,721,117	18	579	—	41,161	4	(25,381)	15,802
Stock-based compensation expense	—	—	—	—	1,201	—	—	1,201
Restricted stock unit settlements	5,084	—	—	—	—	—	—	—
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)

Shares issued - from purchase agreement with Lincoln Park Capital	374,000	—	—	—	792	—	—	792
Shares issued - December 2019 public offering	12,577,504	13	6,256	—	12,321	—	—	12,334
Adjustments to final June 2018 financing costs	—	—	—	—	116	—	—	116
Shares issued on exercise of warrants	1,107,813	1	—	—	4,198	—	—	4,199
Shares issued on conversion of Series A preferred shares	144,750	—	(579)	—	—	—	—	—
Shares issued on conversion of Series B preferred shares	8,554,910	9	(5,135)	—	(9)	—	—	—
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Net loss	—	—	—	—	—	—	(16,395)	(16,395)
Balance, December 31, 2019	29,485,178	41	1,121	—	63,709	4	(45,704)	18,050

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net loss	$(16,395)	$(12,687)	$(10,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrants [note 7 and note 11[e]]	—	—	(150)
Depreciation	31	60	59
Amortization	223	222	223
Stock-based compensation [note 11[c]]	1,201	854	348
Cumulative adjustment on adoption of lease standard	(3)	—	—
Deferred income tax (recovery) [note 2 and 5]	—	—	(3,051)
Bargain purchase gain [note 2]	—	—	(1,272)
Loss on disposition [note 2]	—	—	8,610
Contingent value rights recovery [note 2]	—	—	(200)
Changes in operating assets and liabilities:
Amounts receivable	(1)	2	(9)
Prepaid expenses and other assets	195	(343)	(1,349)
Accounts payable	715	(69)	118
Accrued liabilities other	(328)	310	(2,185)
Accrued clinical liabilities	(812)	322	877
Accrued compensation	(52)	710	458
Other liabilities	—	—	—
Salaries payable	—	—	(1,028)
Lease obligation	10	(4)	27
Net cash used in operating activities	(15,216)	(10,623)	(9,107)
Financing Activities:
Proceeds from share subscription	—	—	64
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	792	1,279	1,942
Proceeds from June 2018 public offering, net of issuance costs	—	12,194	—
Proceeds from exercise of warrants, net of issuance costs	4,199	1,324	—
Proceeds from October 2018 registered direct offering, net of issuance costs	—	4,960	—
Proceeds from December 2019 public offering, net of issuance costs	12,334	—	—
Taxes paid related to net share settlement of equity awards	—	—	(5)
Net cash provided by financing activities	17,325	19,757	2,001
Investing Activities:
Cash received on reverse takeover of OncoGenex	—	—	12,648
Purchase of property and equipment	(53)	(46)	—
Proceeds on disposal of assets	—	10	—
Purchase of investments	(25)	(5,539)	—
Maturities of investments	5,114	450	—
Net cash provided by (used in) investing activities	5,036	(5,125)	12,648
Effect of exchange rate changes on cash	4	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,149	4,009	5,541
Cash, cash equivalents and restricted cash at beginning of year	9,565	5,556	15
Cash, cash equivalents and restricted cash at end of year	$16,714	$9,565	$5,556

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $16.4 million, $12.7 million and $10.6 million for the years ending December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $45.7 million, cash, cash equivalents and short-term investments balance of $16.7 million and a positive working capital balance of $14.5 million. During the year ended December 31, 2019, net cash used in operations was $15.2 million Substantially all of our operating losses resulted from expenses incurred from general and administrative costs associated with our operations and research and development costs from our clinical development programs.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain additional financing from other sources. We have, thus far, financed our operations through the closing of the Arrangement (Note 2—Reverse Merger) and equity financing (Note 11—Common Stock). Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

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

2. REVERSE MERGER

The consolidated financial statements account for the Arrangement between us and OncoGenex, whereby OncoGenex acquired all of our outstanding preferred shares, common shares and convertible debentures, as a reverse merger wherein we are deemed to be the acquiring entity from an accounting perspective. The consolidated results of operations include our results of operations for the twelve months ended December 31, 2017 and the results of OncoGenex following the completion of the Arrangement on August 1, 2017.

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

	For the Year Ended December 31,
	2019	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—
Net loss applicable to common shareholders	$(16,395)	$(12,687)	$(20,111)
Net loss per share-basic and diluted	$(1.99)	$(3.61)	$(41.95)
Weighted average shares	8,246,400	3,510,217	479,442

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

The consolidated financial statements for the period of January 1, 2017 to August 2, 2017, are based on the UK subsidiary with a functional currency of GBP, and have been translated into the U.S. reporting currency using the current rate method as required by SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”) as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders’ deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income

Our functional and reporting currency is the U.S. dollar. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 The adoption of this standard did not have a significant impact on our financial position or results of operations.

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

We adopted the standard on the effective date of January 1, 2019 and elected to use the modified retrospective method. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption.

The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of loss and comprehensive loss. The most significant impact was the recognition of ROU assets, of $0.5 million, and lease liabilities, of $0.5 million, for operating leases, while our accounting for finance leases remained substantially unchanged.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2019 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

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

We acquired license and supply agreements, in relation to cytisinicline, upon the acquisition of Extab Corporation, or Extab, in 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,030)	$2,087	$3,117	$(807)	$2,310

For the year ended December 31, 2019 and 2018 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2019:

Year Ending December 31,
2020	223
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$2,087

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment has occurred as of December 31, 2019.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2019, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Ionis and UBC License Agreements

In August 2017, we discontinued further development of apatorsen. We provided a notice of discontinuance to our former development partners for apatorsen, Ionis, and a letter of termination to UBC notifying them that we have discontinued development of apatorsen resulting in termination of all licensing agreements related to this product candidate. We believe that all financial obligations, other than continuing mutual indemnification obligations and our requirement to pay for out-of-pocket patent expenses incurred up to the date of termination and for abandoning the apatorsen patents and patent applications, under all apatorsen related agreements with Ionis and UBC, are no longer owed and no further payments are due.

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

Warrants

We reassess the fair value of the common stock warrants classified as liabilities at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may have a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date. As of December 31, 2019, we had no warrants classified as liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash	$949	$—	$—	$949
Money market securities (cash equivalents)	15,715	—	—	15,715
Restricted cash (Note 13)	50	—	—	50
Total assets	$16,714	$—	$—	$16,714

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,070	$—	$—	$1,070
Money market securities (cash equivalents)	8,445	—	—	8,445
Restricted cash (Note 13)	50	—	—	50
Corporate bonds and commercial paper	—	5,089	—	5,089
Total assets	$9,565	$5,089	$—	$14,654

Cash and cash equivalents and short-term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Cash	$949	$—	$—	$949
Money market securities	15,715	—	—	15,715
Total cash and cash equivalents	$16,664	$—	$—	$16,664
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Cash	$1,070	$—	$—	$1,070
Money market securities	8,445	—	—	8,445
Total cash and cash equivalents	$9,515	$—	$—	$9,515
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50
Corporate bonds and commercial paper	5,089	—	—	5,089
Total short-term investments	$5,089	$—	$—	$5,089

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2019 and 2018.

All securities included in cash and cash equivalents have maturities of 90 days or less at the time of purchase. All securities included in short-term investments have maturities of within one year of the balance sheet date. The cost of securities sold is based on the specific identification method.

We only invest in A (or equivalent) rated securities with maturities of one year or less. We do not believe that there are any other than temporary impairments related to our investment in marketable securities at December 31, 2019, given the quality of the investment portfolio, its short-term nature, and subsequent proceeds collected on sale of securities that reached maturity.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2019
Computer equipment	$237	$213	$24
Furniture and fixtures	42	42	—
Leasehold improvements	36	16	20
Computer software	335	327	8
Equipment under capital lease	7	2	5
Total property and equipment	$657	$600	$57

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

9. OTHER ASSETS

Other assets include deferred share issues costs, prepaid amounts related to insurance that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

10. INCOME TAX

[a] On August 2, 2017, OncoGenex completed a reverse takeover with Achieve. OncoGenex changed its name to Achieve Life Sciences, Inc. We are a Delaware incorporated company subject to blended US Federal and state statutory rates for December 31, 2019, 2018 and 2017 of 21%, 21% and 34%, respectively. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

Income tax expense consisted of the following (in thousands):

(In thousands)	2019	2018	2017
Income taxes at statutory rates (at a rate of 21% for 2019 and 2018 and 34% for 2017)	$(3,490)	$(2,664)	$(4,636)
Expenses not deducted for tax purposes	116	70	(174)
Effect of tax rate changes on deferred tax assets and liabilities	(13)	(1,416)	3,158
Rate differential on foreign earnings	(296)	(165)	314
Reduction in benefit of operating losses	—	—	—
Reduction in the benefit of other tax attributes	—	—	—
Investment tax credits	(84)	—	—
Change in valuation allowance	(3,246)	4,182	(1,683)
Book to tax return adjustments	(75)	20	—
Unrecognized tax benefits	7,192	—	—
Reversal of previously accrued taxes due to IRS reassessment	(221)
Other	(104)	(27)	(14)
Income tax expense	$(221)	—	$(3,035)

[b] At December 31, 2019, we have investment tax credits of $2.9 million (2018—$2.6 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $104.2 million (2018—$123.3 million) available to offset future taxable income in Canada, UK net operating loss carryforwards of $2.7 million (2018—$1.8 million) to offset future taxable income in the UK and federal net operating loss carryforwards of $25.3 million (2018—$17.6 million) to offset future taxable income in the United States.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

		US	Canadian	UK
	Investment	Net Operating	Non-capital	Net Operating
	Tax Credits	Losses	Losses	Losses
2022	1	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	244	—	—	—
2026	71	—	7,660	—
2027	—	—	6,082	—
2028	111	—	7,256	—
2029	317	9	1,712	—
2030	346	5	6,770	—
2031	486	17	12,354	36
2032	363	43	17,278	42
2033	193	2	23,240	54
2034	215	3	17,077	46
2035	122	654	3,112	27
2036	79	611	5,361	58
2037	22	8,763	(5,295)	493
2038	202	7,207	(3,179)	887
2039	201	7,977	4,785	1,048
	$2,973	$25,291	$104,213	$2,691

In addition, we have unclaimed tax deductions of approximately $15.5 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $0.2 million available to reduce future taxes payable in the United States. The research and development tax credits expire in 2039.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2019	2018
Deferred tax assets
Tax basis in excess of book value of assets	$891	$886
Non-capital loss carryforwards	33,166	37,332
Research and development deductions and credits	6,256	5,707
Stock options	315	171
§59(e) Capitalized R&D expenses	3,501	3,334
Accrued expenses	79	—
Other	181	170
Total deferred tax assets	44,389	47,600
Valuation allowance	(43,875)	(47,123)
Net deferred assets	514	477
Deferred tax liabilities
Intangible assets	—	(474)
Right of use assets	(79)	—
Other	(435)	(3)
Total deferred tax liabilities	(514)	(477)

Net deferred tax assets	—	—

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no net deferred tax assets have been recognized in all jurisdictions as at December 31, 2019.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2019 is as follows (in thousands):

	Year ended
	December 31,
	2019	2018	2017
Balance at January 1	$717	$715	$715
Additions based on tax positions related to the current year	7	6	—
Deductions based on tax positions related to prior years	—	(4)	—
Balance at December 31	$724	$717	$715

As of December 31, 2019, unrecognized benefits of approximately $0.7 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2019 and December 31, 2018 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the UK and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2011 to 2019
United Kingdom	2012 to 2019
US	2016 to 2019

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

11. COMMON STOCK

[a] Authorized

150,000,000 authorized common voting shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b] Issued and outstanding shares

Purchase Agreement and Financing with Lincoln Park Capital

On September 14, 2017 we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, which was amended on March 12, 2020, or the Purchase Agreement, pursuant to which we have the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018 we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the Purchase Agreement) in order to be able to sell to LPC the full amount remaining under the Purchase Agreement.

Pursuant to the Purchase Agreement, LPC initially purchased 32,895 of our units, or the Units, at a purchase price of $30.40 per unit, with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase one-quarter of a share of common stock at an exercise price of $34.96 per share, or Warrant.  Each Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 150,000 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. As consideration for entering into the Purchase Agreement, we issued to LPC 12,352 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we agreed to pay to LPC $0.1 million as an expense reimbursement. The consideration of 12,352 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

During the twelve months ended December 31, 2019, we offered and sold 374,000 shares of our common stock pursuant to the Purchase Agreement with LPC for gross proceeds of approximately $0.8 million. Since entering into the Purchase Agreement, from September 14, 2017 through December 31, 2019, we offered and sold an aggregate of 557,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 710,500 Class A Units at a price per unit of $4.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into 250 shares of common stock and warrants to purchase 250 shares of common stock.

Each warrant was immediately exercisable, expires on the five-year anniversary of the date of issuance and is exercisable at a price per share of common stock of $4.00. Additionally, subject to certain exceptions, if, after the June 19, 2018, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the 2018 Measurement Period, which 2018 Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2018 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series A Convertible Preferred Stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-224840), and each amendment thereto, which was initially filed with the SEC, on May 10, 2018 and declared effective by the SEC on June 14, 2018 and the registration statement on Form S-1 (File No. 333- 225649) filed by the us with the SEC pursuant to Rule 462(b) of the Securities Act of 1933 on June 14, 2018.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the 2018 Overallotment Option, to purchase up to 450,000 additional shares of common stock and/or warrants to purchase up to 450,000 shares of Common Stock solely to cover over-allotments. The 2018 Overallotment Option was exercised in full on June 18, 2018.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.6 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.2 million

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of December 31, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 2,289,500 shares of common stock, and no shares of the Series A Convertible Preferred Stock remained outstanding.

October 2018 Registered Direct Offering

On October 3, 2018 we completed a registered direct offering, pursuant to which we sold 1,789,258 shares of common stock at a price per share of $3.1445. We also issued to the investors in a concurrent private placement unregistered warrants to purchase up to 0.5 shares of common stock for each share purchased in the registered direct offering with an exercise price of $3.1445 per share. The warrants were exercisable immediately upon issuance and will expire five years following the date of issuance.

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

From June 7, 2019 to December 31, 2019 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of December 31, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

The offering expenses and fees have been deferred and will be charged against gross proceeds.

December 2019 Public Offering

On December 17, 2019, we completed an underwritten registered public offering, pursuant to which we sold, 9,577,504 Class A Units at a price per unit of $0.60 and 6,256 Class B Units at a price per unit of $999.60.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into 1,666 shares of common stock, and warrants to purchase 1,666 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $0.60, subject to adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect, provided, however, that the exercise price of the warrants cannot be reduced to an amount less than $0.06 per share of common stock. Additionally, subject to certain exceptions, if, after December 17, 2019, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the 2019 Measurement Period, which 2019 Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2019 Measurement Period exceeds $500,000 per trading day and

(iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then the Company may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series B Convertible Preferred Stock and warrants comprising such Units were immediately separable and were issued separately in the public offering. The Class A and B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-234530), and each amendment thereto, which was initially filed with the SEC on November 6, 2019 and declared effective by the SEC on December 17, 2019.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or Ladenburg, on December 17, 2019, we granted Ladenburg a 45 day option, or the 2019 Overallotment Option, to purchase up to 3,000,000 additional shares of common stock and/or warrants to purchase up to 3,000,000 shares of common stock solely to cover over-allotments. The 2019 Overallotment Option was exercised in full on December 17, 2019.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.3 million.

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of December 31, 2019, 5,135 shares of the Series B Convertible Preferred Stock had been converted into 8,554,910 shares of common stock, and 1,121 shares of the Series B Convertible Preferred Stock remained outstanding.

Equity Award Issuances and Settlements

During the year ended December 31, 2019, we did not issue any shares of common stock to satisfy stock option exercises and issued 5,134 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common to satisfy stock option exercises and 5,354 shares of common stock to satisfy restricted stock unit settlements for the year ended December 31, 2018.

[c] Stock options

2018 Equity Incentive Plan

As of December 31, 2019, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,336,055 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 732,000 were reserved for options currently outstanding and 604,055 were available for future equity grants.

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

2017 Equity Incentive Plan

As of December 31, 2019, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 272,660 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2019, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 15,931 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 10,008 were reserved for restricted stock units currently outstanding.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2019	2018
Risk-free interest rates	2.52%	2.93%
Expected dividend yield	0%	0%
Expected life	5.97 years	5.68 years
Expected volatility	94.25%	88.23%

The weighted average fair value of stock options granted during the year ended December 31, 2019 was $1.33.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2019	2018
Research and development	$364	$272
General and administrative	837	582
Total stock-based compensation	$1,201	$854

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2019	665,585	$15.65
Granted	345,350	1.73
Forfeited	(352)	2,450.80
Balance, December 31, 2019	1,010,583	$10.05

The following table summarizes information about stock options outstanding at December 31, 2019 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$1.42 - $1.99	302,100	$1.42	9.08
$2.00 - $2.97	386,650	2.56	8.72
$2.98 - $3.37	167,750	3.37	8.57
$3.38 - $3.70	8,250	3	9
$3.71 - $16.46	35,000	4	9
$16.47 - $69.45	104,910	28.90	7.58
$69.46 - $206.25	2,190	186.98	5.57
$206.26- $1,286.45	853	465.93	4.47
$1,286.46 - $1,348.05	1,530	1,304.27	3.78
$1,348.06 - $1,960.20	1,350	1,605.51	1.62
	1,010,583	$10.05	8.69

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$1.42 - $1.99	34,826	$1.42	9.08
$2.00 - $2.97	162,076	2.56	8.72
$2.98 - $3.37	59,410	3.37	8.57
$3.38 - $3.70	—	—	—
$3.71 - $16.46	—	—	—
$16.47 - $69.45	63,144	28.90	7.58
$69.46 - $206.25	2,190	186.98	5.57
$206.26- $1,286.45	853	465.93	4.47
$1,286.46 - $1,348.05	1,530	1,304.27	3.78
$1,348.06 - $1,960.20	1,350	1,605.51	1.62
	325,379	$22.93	8.43

As at December 31, 2019, and December 31, 2018, the total unrecognized compensation expense related to stock options granted was $1.8 million and $2.4 million, respectively, each of which is expected to be recognized into expense over a period of approximately 2.1 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $1.0 million and $0.6 million, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was zero, zero and zero, respectively. At December 31, 2019, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2019, 2018 and 2017, $0.4 million, $0.2 million and $0.1 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2019:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	15,142	$30.53
Released	(5,134)	33.54
Balance, December 31, 2019	10,008	$28.99

As of December 31, 2019, we had approximately $0.2 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 1.58 years.

[e] Stock Warrants

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with Armistice Capital Master Fund, Ltd., or Armistice. Pursuant to the Exercise Agreement, Armistice exercised (i) outstanding warrants to purchase 270,313 shares of our common stock with an exercise price of $3.1445 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 837,500 shares of our common stock with an exercise price of $4.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to Armistice a new warrant, exercisable for six years, to purchase up to 1,200,000 shares of our common stock at an exercise price of $4.50 per share, or the New Warrant. We also agreed to file a registration statement covering the resale of the shares underlying the New Warrant Shares. The New Warrant and the shares underlying the New Warrant were offered to Armistice in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Under ASC 260, the fair value of the New Warrant of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet as at June 30, 2019. We determined the fair value of the New Warrant using the Black-Scholes pricing model with the following assumptions: stock price of $4.23, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at December 31, 2019:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A-1 Warrants issued in April 2015 financing	2,175	$264.0000	October 2020
(2) Warrants issued in September 2017 financing	8,224	$34.9600	March 2023
(3) Warrants issued in June 2018 financing	2,282,000	$4.0000	June 2023
(4) Warrants issued in October 2018 financing	624,313	$3.1445	October 2023
(5) Warrants issued in May 2019 financing	1,200,000	$4.5000	May 2025
(6) Warrants issued in December 2019 financing	23,000,000	$0.6000	Dec 2024

For the twelve months ended December 31, 2019, 837,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $3.4 million and 270,313 of the warrants issued in the October 2018 financing were exercised at a per unit price of $3.1445, for proceeds of $0.8 million. For the twelve months ended December 31, 2018, 330,500 of the warrants issued in the June 2018 financing were exercised at a per unit price of $4.00, for proceeds of $1.3 million. No warrants were exercised for the year ended December 31, 2017. As at December 31, 2019, all of our outstanding warrants are classified as equity.

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

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2019	208	2017
Numerator
Net loss	$(16,395)	$(12,687)	$(10,583)
Denominator
Weighted average number of common shares outstanding	8,246,400	3,510,217	479,442
Basic and diluted net loss per common share	$(1.99)	$(3.61)	$(22.07)

As of December 31, 2019, a total of 28.1 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

12. RELATED PARTY TRANSACTIONS

We entered into a consulting agreement with Ricanto, Ltd., or Ricanto, on September 17, 2015 to provide strategic consulting and advice concerning clinical development, regulatory matters and business planning. Richard Stewart and Anthony Clarke together own 100% of Ricanto. Richard Stewart is our Chief Executive Officer, or CEO, Chairman of the Board, and a principal stockholder. Anthony Clarke is our Chief Scientific Officer, President, a board director, and a principal stockholder. We incurred consulting fees from Ricanto of $0.1 million during the nine months ended September 30, 2016. The consulting agreement with Ricanto was terminated on August 1, 2017, immediately prior to the closing of the Arrangement. We did not incur any consulting fees from Ricanto in 2017. On July 18, 2017, Ricanto converted all amounts owed to it, totaling $0.6 million, into 475 shares of our common stock, prior to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into approximately 17,067 shares of common stock post-conversion. As of December 31, 2019, we had no outstanding amounts payable to Ricanto.

During 2016 we borrowed $0.2 million in total principal amount through two notes payable dated April 20, 2016 and December 8, 2016 from Richard Stewart. The notes mature and are payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. On July 24, 2017, Richard Stewart converted the $0.2 million, representing the entire amounts of principal and accrued interest owed, into 146 shares of our common stock, prior to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into approximately 5,246 shares of common stock post-conversion. As of December 31, 2019, we had no outstanding principal or accrued interest with the related party.

On March 7, 2017 we borrowed $20,000 through a note payable to a lender of ours. The note matures and is payable upon demand one year from the date of issuance. Interest accrues at an annual rate of 3.5%. On July 24, 2017, the lender converted the remaining amounts in principal and accrued interest, totaling $0.8 million, into 586 shares of our common stock, prior to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into approximately 182,743 shares of common stock post-conversion. As of December 31, 2019, we had no outstanding principal or accrued interest with the related party.

On July 19, 2017 we entered into a separation agreement with our former CEO. Pursuant to the separation agreement, for settlement of all salaries owed, we paid 238 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.4 million for the remaining 50%, subsequent to the closing of the Arrangement.

Pursuant to the terms of the Arrangement, each share was converted into approximately 8,551 shares of common stock post-conversion. As of December 31, 2019, we had no outstanding principal or accrued interest with the related party.

On July 20, 2017 we entered into a separation agreement with our former CFO. Pursuant to the separation agreement, for settlement of all salaries owed and as a separation payment, we paid 127 shares of our common stock, prior to the closing of the Arrangement, representing 50% of the total amounts owed as accrued compensation and paid $0.2 million for the remaining 50%, subsequent to the closing of the Arrangement. Pursuant to the terms of the Arrangement, each share was converted into approximately 4,563 shares of common stock post-conversion. As of December 31, 2019, we had no outstanding principal or accrued interest with the related party.

Michelle Griffin, the spouse of Scott Cormack, OncoGenex’s former CEO and a current member of our board of directors, entered into a consulting agreement in 2013 with OncoGenex, which was amended thereafter. Immediately prior to the closing of the Arrangement, the consulting agreement was terminated. Pursuant to the consulting agreement, OncoGenex was obligated to pay to the consultant a termination fee of $0.6 million, which was accrued in OncoGenex’s accrued liabilities immediately prior to the closing of the Arrangement. Subsequent to the closing of the Arrangement, we paid the full amount of the termination fees and no amounts were accrued on our balance sheet as at December 31, 2019.

13. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Seattle office operating lease	$173	$148	$25	$—	$—
Vancouver office operating lease - new	$204	$65	$133	$6	$—
Total	$377	$213	$158	$6	$—

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

Lease Arrangements

We had an operating lease agreement for office space in Vancouver, Canada, which expired in January 2019. Pursuant to the operating lease agreement, we had the option to terminate the lease early without penalty at any time after January 1, 2017 so long as we provided three months prior written notice to the landlord. This lease was not renewed.

On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four-year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2020	65
2021	66
2022	67
2023	6
Total	$204

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

On December 11, 2017, we entered into a lease, or the New Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The initial term of the New Lease will expire at the end of the month on the third anniversary of the New Lease.

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

The future minimum annual lease payments under the New Lease are as follows (in thousands):

2020	148
2021	25
Total	$173

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington, and Bothell, Washington offices for years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.3 million and $0.6 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2019	2018
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$176	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$455	—
Weighted Average Remaining Lease Term
Operating leases	2.16 years	—
Weighted Average Discount Rate
Operating leases	9.97%	—

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2019.

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

Material Changes in Financial Condition

	December 31,
(in thousands)	2019	2018
Total Assets	$21,078	$19,084
Total Liabilities	3,028	3,282
Total Equity	18,050	15,802

The increase in assets as at December 31, 2019 as compared to December 31, 2018 primarily relates to increase in cash and cash equivalents from the December 2019 public offering, warrant exercises and from our purchase agreement with LPC. The decrease in liabilities as at December 31, 2019 compared to December 31, 2018 was primarily due to lower clinical trial accruals associated with completion of our ORCA-1 trial in June 2019.

14. SEVERANCE CHARGES

As a requirement for the closing of the Arrangement, OncoGenex terminated the employment of one senior executive. Severance payable at the date of the transaction was $1.2 million and has been accounted for as part of the purchase price allocation (Note 5—Intangibles). The severance payable was settled following the completion of the Arrangement and no amounts were owing as at December 31, 2019.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2019 and 2018 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2019
Research and development	4,055	2,032	1,824	1,763
General and administrative	1,885	1,630	1,893	1,446
Total operating expenses	5,940	3,662	3,717	3,209
Other income	36	38	44	15
Net loss	(5,904)	(3,624)	(3,673)	(3,194)
Basic and diluted net loss per share	$(0.88)	$(0.50)	$(0.45)	$(0.30)
2018
Research and development	1,201	1,045	1,541	2,081
General and administrative	1,813	1,751	1,753	1,628
Total operating expenses	3,014	2,796	3,294	3,709
Other income (expense)	(8)	8	54	72
Net loss	(3,022)	(2,788)	(3,240)	(3,637)
Basic and diluted net loss per share	$(2.43)	$(1.82)	$(0.71)	$(0.55)

16. SUBSEQUENT EVENTS

On March 12, 2020, we and LPC entered into Amendment No. 1 to the Purchase Agreement, or the Amendment, pursuant to which the term of the Purchase Agreement was extended from 30 months to 54 months and the number of shares of common stock that we may direct LPC to purchase from time to time pursuant to a Regular Purchase (as defined in the Purchase Agreement) was increased from 80,000 shares of common stock to 150,000 shares of common stock. Minimum closing stock price requirements were also removed for Regular Purchases and Accelerated Purchases (each as defined in the Purchase Agreement). In connection with the Amendment, we agreed to pay to LPC $0.1 million as an expense reimbursement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

On March 12, 2020, we and LPC entered into Amendment No. 1 to the Purchase Agreement, or the Amendment, pursuant to which the term of the Purchase Agreement was extended from 30 months to 54 months and the number of shares of common stock that we may direct LPC to purchase from time to time pursuant to a Regular Purchase (as defined in the Purchase Agreement) was increased from 80,000 shares of common stock to 150,000 shares of common stock. Minimum closing stock price requirements were also removed for Regular Purchases and Accelerated Purchases (each as defined in the Purchase Agreement). In connection with the Amendment, we agreed to pay to LPC $0.1 million as an expense reimbursement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2019:

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	1,020,591	(1)	$10.05	(1)	604,055	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,020,591		$10.05		604,055

(1)

As of December 31, 2019, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2000 Stock Incentive Plan, (b) the 2007 Performance Incentive Plan, (c) the 2010 Performance Incentive Plan, (d) the 2017 Equity Incentive Plan and (e) the 2018 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 5, 2017, by and among OncoGenex Pharmaceuticals, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc. and Achieve Life Science, Inc. †	8-K	033-80623	2.1	January 5, 2017

2.2	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated July 19, 2017, by and among Achieve Life Sciences, Inc., Ash Acquisition Sub, Inc., Ash Acquisition Sub 2, Inc., and Achieve Life Science, Inc.	8-K	033-80623	10.1	July 19, 2017

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.1	May 23, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Form of Series A Warrant	8-K	033-80623	4.1	June 27, 2014

4.3	Form of Series A-1 Warrant	8-K	033-80623	4.1	April 30, 2015

4.4	Form of Pre-Funded Series B Warrant	8-K	033-80623	4.2	June 27, 2014

4.5	Form of Series B Warrant	8-K	033-80623	4.3	June 27, 2014

4.6	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

4.7	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.8	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.9	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.10	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.11	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.12	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X

10.3	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.4	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.5	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.6	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.7a	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.7b	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.7c	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.8	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.9	Achieve Life Sciences 2018 Equity Incentive Plan, and forms of award agreements thereunder††	10-Q	033-80623	10.1	November 7, 2018

10.10	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.11	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.12	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.13	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.14	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.15	Employment Agreement between the Company and Anthony Clarke, executed May 22, 2018 ††	8-K	033-80623	10.2	May 23, 2018

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.18	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.21	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.22	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Lease by and between 520 Pike Street, Inc. and Achieve Life Sciences, Inc., dated December 11, 2018	10-Q	033-80623	10.20	March 1, 2018

10.25	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019.	10-K	033-80623	10.25	March, 14, 2019

10.26	Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	8-K	033-80623	10.1	September 14, 2017

10.27	Amendment No. 1 to Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017					X

10.28	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.29	Warrant Exercise Agreement by and between Achieve Life Sciences, Inc. and Armistice Capital Master Fund, Ltd., dated May 30, 2019.	8-K	033-80623	10.1	June 3, 2019

10.30	At The Market Offering Agreement by and between H.C. Wainwright & Co., LLC and Achieve Life Sciences, Inc. dated June 7, 2019.	8-K	033-80623	1.1	June 7, 2019

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†

Schedules and similar attachments to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

††	Indicates management contract or compensatory plan or arrangement.
*	The Company has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 13, 2020	By:	/s/ RICHARD STEWART
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

By: /s/ RICHARD STEWART	Chairman and Chief Executive Officer	Date: March 13, 2020
Richard Stewart

By: /s/ JOHN BENCICH	Executive Vice President, Chief Financial Officer and Chief Operating Officer	Date: March 13, 2020
John Bencich

By: /s/ ANTHONY CLARKE	Director	Date: March 13, 2020
Anthony Clarke

By: /s/ SCOTT CORMACK	Director	Date: March 13, 2020
Scott Cormack

By: /s/ DONALD JOSEPH	Director	Date: March 13, 2020
Donald Joseph

By: /s/ MARTIN MATTINGLY	Director	Date: March 13, 2020
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 13, 2020
H. Stewart Parker

By: /s/ JAY MOYES	Director	Date: March 13, 2020
Jay Moyes