Form 10-Q
period 2020-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2020-05-14
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 14, 2020, there were 37,515,408 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$12,156	$16,664
Amounts receivable	—	8
Prepaid expenses and other assets	746	662
Total current assets	12,902	17,334
Restricted cash [note 5]	50	50
Property and equipment, net	52	57
Right-of-use assets [note 7]	285	329
Other assets	293	187
License agreement [note 3 and 4]	2,031	2,087
Goodwill [note 4]	1,034	1,034
Total assets	$16,647	$21,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$859
Accrued liabilities other	174	304
Accrued clinical liabilities	571	387
Accrued compensation	419	1,116
Current portion of long-term obligations [note 7]	196	203
Total current liabilities	1,544	2,869
Long-term obligations [note 7]	118	159
Total liabilities	1,662	3,028
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2020 and zero issued and outstanding at December 31, 2019.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2020 and 1,121 issued and outstanding at December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 31,352,764 issued and outstanding at March 31, 2020 and 29,485,178 issued and outstanding at December 31, 2019, respectively.	43	41
Additional paid-in capital	63,962	63,709
Accumulated deficit	(49,024)	(45,704)
Accumulated other comprehensive income	4	4
Total stockholders' equity	14,985	18,050
Total liabilities and stockholders' equity	$16,647	$21,078
Going concern [note 1]
Subsequent events [note 8]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2020	2019
EXPENSES
Research and development	1,541	4,055
General and administrative	1,816	1,885
Total operating expenses	3,357	5,940
OTHER INCOME (EXPENSE)
Interest income	42	62
Other expenses	(5)	(26)
Total other income (expense)	37	36
Net loss	$(3,320)	$(5,904)
Comprehensive loss	$(3,320)	$(5,904)
Basic and diluted net loss per common share	$(0.11)	$(0.88)
Weighted average shares used in computation of basic and diluted net loss per common share	30,936,777	6,721,184

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net loss	$(3,320)	$(5,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	61	65
Stock-based compensation [note 6 [c] and note 6 [d]]	302	290
Changes in operating assets and liabilities:
Amounts receivable	8	—
Prepaid expenses and other assets	(190)	88
Accounts payable	(675)	550
Accrued liabilities other	(130)	(199)
Accrued clinical liabilities	184	887
Accrued compensation	(697)	(680)
Lease obligation [note 7]	(4)	14
Net cash used in operating activities	(4,461)	(4,889)
Financing Activities:
Costs relating to December 2019 registered direct offering	(34)	—
Costs relating to purchase agreement with Lincoln Park Capital	(13)	—
Net cash used in financing activities	(47)	—
Investing Activities:
Purchase of property and equipment	(2)	(54)
Purchase of investments	—	(20)
Proceeds from maturities of investments	—	2,764
Net cash provided by (used in) investing activities	(2)	2,690
Effect of exchange rate changes on cash	2	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,508)	(2,195)
Cash, cash equivalents and restricted cash at beginning of the period	16,714	9,565
Cash, cash equivalents and restricted cash at end of the period	$12,206	$7,370

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	29,485,178	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	1,867,586	2	(1,121)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	31,352,764	$43	—	$—	$63,962	$4	$(49,024)	$14,985

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	6,721,117	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	83	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	6,721,200	$18	579	$—	$41,455	$4	$(31,288)	$10,189

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the United States Securities and Exchange Commission, or the SEC, on March 13, 2020.

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

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $49.0 million through March 31, 2020. During the three months ended March 31, 2020, we incurred a net loss of $3.3 million. As of March 31, 2020, we had a cash and cash equivalents balance of $12.2 million and a positive working capital balance of $11.4 million. During the three months ended March 31, 2020, net cash used in operations was $4.5 million.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. The uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may also make it challenging to raise additional capital on favorable terms, if at all. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2019 in our Annual Report on Form 10-K filed with the SEC, on March 13, 2020. Since December 31, 2019, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

The components of intangible assets were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,086)	$2,031	$3,117	$(1,030)	$2,087

For the three months ended March 31, 2020, we recorded license agreement amortization expense of $0.1 million. For the three months ended March 31, 2019, we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2020:

Year Ending December 31,
2020	$167
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$2,031

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment had occurred as of March 31, 2020.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash	$550	$—	$—	$550
Money market securities (cash equivalents)	11,606	—	—	11,606
Restricted cash	50	—	—	50
Total assets	$12,206	$—	$—	$12,206

Cash and cash equivalents consist of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
March 31, 2020	Cost	Gains	Losses	Fair Value
Cash	$550	$—	$—	$550
Money market securities	11,606	—	—	11,606
Total cash and cash equivalents	$12,156	$—	$—	$12,156
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

During the three months ended March 31, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through March 31, 2020, we offered and sold an aggregate of 557,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

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

From June 7, 2019 to March 31, 2020 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of March 31, 2019, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

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

As of March 31, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 10,422,496 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

Equity Award Issuances and Settlements

During the three months ended March 31, 2020, we issued no shares of common stock to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock options exercises and 133 shares of common stock to satisfy restricted stock unit settlements, during the three month period ended March 31, 2019.

[c]	Stock options

2018 Equity Incentive Plan

As of March 31, 2020, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,810,314 common shares for issuance upon exercise of stock options by employees, directors, officers and consultants of ours, of which 2,216,105 were reserved for options currently outstanding and 594,209 were available for future equity grants.

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

2017 Equity Incentive Plan

As of March 31, 2020, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 267,398 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of March 31, 2020, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 15,271 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 5,923 were reserved for options currently outstanding and 9,348 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2019	1,010,583	$10.05
Granted	1,497,600	0.56
Forfeited	(18,757)	4.33
Balance, March 31, 2020	2,489,426	$4.38

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rates	1.51%	2.56%
Expected dividend yield	0%	0%
Expected life	6.02	6.02
Expected volatility	104.06%	93.72%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$86	$90
General and administrative	$216	200
Total stock-based compensation	$302	$290

As of March 31,2020, the total unrecognized compensation expense related to stock options granted was $2.2 million, which is expected to be recognized as expense over a period of approximately 2.5 years from March 31, 2020.

For the three months ended March 31, 2020, a total of 29,615,486 shares, consisting of 27,116,712 warrants, 2,489,426 options and 9,348 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2019, a total of 5,038,584 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2020, we recorded a compensation expense of $30,000, related to these awards, compared to $37,000 for the three months ended March 31, 2019.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2020:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2019	10,008	$28.99
Forfeited or expired	(660)	28.90
Balance, March 31, 2020	9,348	$29.00

As of March 31, 2020, we had approximately $0.2 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.34 years.

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

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet. We determined the fair value of the new warrants using the Black-Scholes pricing model with the following assumptions: stock price of $4.23, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at March 31, 2020:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A-1 Warrants issued in April 2015 financing	2,175	264.0000	October 2020
(2) Warrants issued in September 2017 financing	8,224	34.9600	March 2023
(3) Warrants issued in June 2018 financing	2,282,000	4.0000	June 2023
(4) Warrants issued in October 2018 financing	624,313	3.1445	October 2023
(5) Warrants issued in May 2019 financing	1,200,000	4.5000	May 2025
(6) Warrants issued in December 2019 financing	23,000,000	0.6000	Dec 2024

No warrants were exercised during the three months ended March 31, 2020 and 2019. As at March 31, 2020, all of our outstanding warrants are classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$171	$44	$122	$5	$—
Seattle office operating lease	$137	$112	$25	$—	$—
Total	$308	$156	$147	$5	$—

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

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2020	44
2021	61
2022	61
2023	5
Total	$171

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2020	112
2021	25
Total	$137

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three months ended March 31, 2020 was $0.1 million. Consolidated rent expense for the three months ended March 31, 2019 was $0.1 million.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$50
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	455
Weighted Average Remaining Lease Term
Operating leases	1.99 years	2.80 years
Weighted Average Discount Rate
Operating leases	9.90%	9.90%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2020.

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

8. SUBSEQUENT EVENTS

On April 27, 2020 and April 28, 2020, we entered into definitive agreements for the private placement of up to 5,615,653 units at a purchase price of $0.33 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock. The warrants issued pursuant to definitive agreements executed on April 27, 2020 are exercisable at a price per share of Common Stock of $0.362, subject to adjustment, and the warrants issued pursuant to definitive agreements executed on April 28, 2020 are exercisable at a price per share of Common Stock of $0.366, subject to adjustment. The warrants are exercisable beginning on October 27, 2020 and will expire on April 27, 2025. In connection with the private placement, we issued a warrant to the placement agent to purchase up to 505,409 shares of common stock, upon substantially similar terms as the warrants issued to investors, and with an initial per share exercise price of $0.3795.

The private placement raised total gross proceeds of approximately $1.9 million, and after deducting approximately $0.3 million in placement agent fees and offering expenses, we received net proceeds of approximately $1.6 million.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this document or in documents incorporated by reference into this document. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	our ability to continue as a going concern, our anticipated future capital requirements and the terms of any capital financing agreements;
•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	the effects of COVID-19 on our business and financial results;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

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

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies are also being conducted by NCCIH and NCI, with two such studies already submitted to the FDA and a third study to be submitted in the second quarter 2020. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. One of the chronic toxicology studies has been completed and submitted to FDA, while the second chronic toxicology study is expected to be completed and submitted to FDA in the fourth quarter 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

In August 2017, we initiated a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a clinical study assessing the repeat-dose pharmacokinetics, or PK, and pharmacodynamics, or PD, effects of 1.5 mg and 3 mg cytisinicline in 36 healthy volunteer smokers when administered over the standard 25-day course of treatment as marketed by Sopharma in their territories. Of the 36 subjects, 24 were to be 18-65 years of age and 12 were to be greater than 65 years of age. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. The study randomized a total of 26 subjects, which included only 2 of the intended 12 subjects of an age greater than 65, due to difficulty enrolling within this age group.  All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events, or AEs, observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious AEs were observed in the study.

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

In 2018, Sopharma commercially launched a newly formulated cytisinicline tablet with improved shelf life in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states, and the 3 mg dose using this new formulation of cytisinicline was well tolerated.

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

In March 2019, we initiated a clinical trial to assess the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. When the MTD was not reached at 21 mg, the study was amended to evaluate doses up to 30 mg, as recommended by the DSMC. At this 30 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results were reviewed with the FDA with agreement that further escalation beyond the single 30 mg dose was not required. This Phase-1 study was a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting. These results do not impact the intended dosing planned for future Phase 3 cytisinicline clinical trials which was informed by the Phase 2b ORCA-1 trial discussed below.

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 is the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005).  At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired carbon monoxide, or CO, a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of interim data from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. We recently submitted this interim chronic toxicology data for FDA review prior to initiating the Phase 3 program.

Our planned Phase 3 trial is designed to evaluate the efficacy and safety of 3 mg TID of cytisinicline in smokers within the United States. The study plans to compare 3 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-

week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks. Due to the COVID-19 pandemic, we are currently monitoring the feasibility of initiating the Phase 3 study with current plans to initiate in the second half of 2020, subject to the status of the COVID-19 pandemic and the availability of capital.

We are also considering potential clinical studies in users of e-cigarettes. This is an important area of focus given the vaping epidemic and the number of vaping-related lung illnesses that were reported in 2019. The number of e-cigarette users continues to grow and, according to data published in the Annals of Internal Medicine in 2018, there are a reported 10.8 million e-cigarette users in the United States alone. The National Institute on Drug Abuse, or NIDA, a division of the NIH, has tobacco/nicotine and vaping on their list of Drugs of Abuse. While e-cigarettes have been viewed as generally safer than combustible cigarettes, the long-term safety of e-cigarettes is still unproven and may sustain nicotine addiction. Given the mechanism of action of cytisinicline, we believe it could be used to help address nicotine addiction for e-cigarette users. We have engaged FreeMind Group to assist in conducting a strategic assessment and in securing non-dilutive funding to evaluate cytisinicline in reduction or cessation of vaping and or e-cigarettes.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $3.3 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $49.0 million, cash and cash equivalents balance of $12.2 million and a positive working capital balance of $11.4 million. During the three months ended March 31, 2020, net cash used in operations was $4.5 million.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three months ended March 31, 2020

Research and development expenses

Our research and development expenses for our clinical development program for the three ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Clinical development programs:
Cytisinicline	$1,541	$4,055
Total research and development expenses	$1,541	$4,055

Research and development expenses for the three months ended March 31, 2020 decreased to $1.5 million from $4.1 million for the three months ended March 31, 2019. The decrease in the 2020 period as compared to the 2019 period was primarily due to our completion of the ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and completed in June 2019.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Total general and administrative expenses	$1,816	$1,885

General and administrative expenses for the three months ended March 31, 2020 were $1.8 million, compared to $1.9 million for the three ended March 31, 2019. The decrease in the 2020 period as compared to the 2019 period was primarily due to lower travel costs as a result of travel restrictions across the U.S and other countries during the COVID-19 pandemic.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $49.0 million through March 31, 2020 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2020, we had a cash and cash equivalents balance of $12.2 million and a positive working capital balance of $11.4 million.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. The uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may make it challenging to raise additional capital on favorable terms, if at all. We have, thus far, financed our operations through payments from former collaborators and equity financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

After the initial purchase, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional approximately $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 150,000 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. In addition, we may direct LPC to purchase additional amounts as accelerated purchases as described in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued to LPC 12,352 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we agreed to pay to LPC $0.1 million as an expense reimbursement in connection with the amendment. The consideration of 12,352 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

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

During the three months ended March 31, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through May 14, 2020, we offered and sold an aggregate of 557,378 shares of our common stock, including the 32,895 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

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

From June 7, 2019 to May 14, 2020, we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of May 13, 2020, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

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

From December 17, 2019 to May 14, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 10,422,496 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we agreed to issue and sell to the purchasers in a private placement approximately 5,615,653 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $0.33 per Unit, for aggregate gross proceeds of approximately $1.9 million. Paulson Investment Company, LLC, or the Broker, acted as the exclusive placement agent for the offering and, pursuant to the placement agent agreement between us and the Broker, received a cash commission equal to 9% of the gross proceeds from the sale of the Units and was issued a five (5) year warrant upon substantially similar terms as the investor warrants to purchase 505,409 shares of common stock at an initial exercise price of $0.3795 per share. The net proceeds to the Company, after deducting Broker expenses and commissions and estimated offering expenses payable by the Company was approximately $1.6 million.

Each warrant is exercisable beginning on October 27, 2020, the six month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $0.362, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $0.366, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the Common Stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $4.5 million compared to $4.9 million for the three months ended March 31, 2019. The decrease in cash used in operations in 2020 as compared to 2019 was primarily attributable to decrease in research and development expenses related to our ORCA-1 trial.

Cash Used in Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $47,000 compared to zero for the three months ended March 31, 2019. Net cash used in financing activities in the three months ended March 31, 2020 relates to final financing costs from the December 2019 public offering that were disbursed in the first quarter of 2020. There were no financing activities in the three months ended March 31, 2019.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $2,000 compared to net cash provided by investing activities of $2.7 million for the three months ended March 31, 2019. Net cash used in investing activities in the three months ended March 31, 2020 relates primarily to the purchase of equipment. Net cash provided by investing activities for three months ended March 31, 2019 relates primarily to transactions involving marketable securities in the normal course of business.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of March 31, 2020.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Material Changes in Financial Condition

	March 31,	December 31,
(in thousands)	2020	2019
Total Assets	$16,647	$21,078
Total Liabilities	1,662	3,028
Total Equity	14,985	18,050

The decrease in assets at March 31, 2020 compared to December 31, 2019 is attributable to a decrease in cash, cash equivalents and short-term investments as these assets have been used to fund operations. The decrease in liabilities at March 31, 2020 as compared to December 31, 2019 was primarily due to lower employee bonus accrual in accrued compensation and lower trades payables as our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2019 in our Annual Report on Form 10-K filed with the SEC, on March 13, 2020. Since December 31, 2019, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2020, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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

During the quarter ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Further, the uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may also make it challenging to raise additional capital on favorable terms, if at all. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our non-clinical development activities and planned clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials, including:

•

delays or disruptions in non-clinical development activities, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;

•

interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;

•

interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to non-clinical development activities, non-clinical studies and planned clinical trials;

•	interruptions of, or delays in receiving, supplies of our product candidate from Sopharma due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;

•	delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling patients in clinical trials;

•	increased adverse events or rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;

•

interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;

•

limitations on employee or collaborator resources that would otherwise be focused on the conduct of our non-clinical development activities, non-clinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct non-clinical development activities, non-clinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. We are currently evaluating the feasibility of launching our Phase 3 clinical trial in light of the uncertainties and challenges associated with the COVID-19 pandemic.

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Aradigm, Adamed, Aflofarm, Axsome, Smoke Free Therapeutics, Antidote Therapeutics and others.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third-party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions, including the current global economic recession caused by COVID-19;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of healthcare payment systems;

•	period-to-period fluctuations in our financial results; and

•	tweets or other social media posts related to our market and industry.

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

The continued listing standards of The NASDAQ Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Capital Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on January 4, 2020, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Capital Market’s listing rules, we were afforded 180 calendar days which were tolled, in part, due to the COVID-19 pandemic. We have until October 5, 2020, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

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

Because our merger resulted in an ownership change under Section 382 of the U.S. Internal Revenue Code for OncoGenex, pre-merger net operating loss carryforwards and certain other tax attributes are now subject to limitations.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 14, 2020	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: May 14, 2020	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer