Form 10-Q
period 2020-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2020-08-06
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 6, 2020, there were 3,587,205 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$12,111	$16,664
Amounts receivable	—	8
Prepaid expenses and other assets	545	662
Total current assets	12,656	17,334
Restricted cash [note 5]	50	50
Property and equipment, net	56	57
Right-of-use assets [note 7]	240	329
Other assets	446	187
License agreement [note 3 and 4]	1,976	2,087
Goodwill [note 4]	1,034	1,034
Total assets	$16,458	$21,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$859
Accrued liabilities other	314	304
Accrued clinical liabilities	73	387
Accrued compensation	735	1,116
Current portion of long-term obligations [note 7]	165	203
Total current liabilities	1,810	2,869
Long-term obligations [note 7]	110	159
Total liabilities	1,920	3,028
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2020 and zero issued and outstanding at December 31, 2019.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2020 and 1,121 issued and outstanding at December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,937,703 issued and outstanding at June 30, 2020 and 1,474,258 issued and outstanding at December 31, 2019, respectively.	51	41
Additional paid-in capital	66,429	63,709
Accumulated deficit	(51,946)	(45,704)
Accumulated other comprehensive income	4	4
Total stockholders' equity	14,538	18,050
Total liabilities and stockholders' equity	$16,458	$21,078
Going concern [note 1]
Subsequent events [note 8]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
EXPENSES
Research and development	1,103	2,032	2,644	6,087
General and administrative	1,815	1,630	3,631	3,515
Total operating expenses	2,918	3,662	6,275	9,602
OTHER INCOME (EXPENSE)
Interest income	3	41	45	103
Other expenses	(7)	(3)	(12)	(29)
Total other income (expense)	(4)	38	33	74
Net loss	$(2,922)	$(3,624)	(6,242)	(9,528)
Comprehensive loss	$(2,922)	$(3,624)	$(6,242)	$(9,528)
Basic and diluted net loss per common share	$(1.68)	$(10.08)	$(3.79)	$(27.39)
Weighted average shares used in computation of basic and diluted net loss per common share	1,744,014	359,484	1,645,426	347,836

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net loss	$(6,242)	$(9,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	126	130
Stock-based compensation [note 6 [c] and note 6 [d]]	610	607
Changes in operating assets and liabilities:
Amounts receivable	8	—
Prepaid expenses and other assets	(142)	510
Accounts payable	(336)	563
Accrued liabilities other	10	(402)
Accrued clinical liabilities	(314)	(307)
Accrued compensation	(381)	(313)
Lease obligation [note 7]	2	10
Net cash used in operating activities	(6,659)	(8,730)
Financing Activities:
Proceeds from the April 2020 financing	1,579	—
Financing costs relating to December 2019 public offering	(34)	—
Proceeds from exercise of warrants, net of issuance costs	589	4,199
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	423
Financing costs relating to purchase agreement with Lincoln Park Capital	(14)	—
Net cash provided by financing activities	2,120	4,622
Investing Activities:
Purchase of property and equipment	(14)	(52)
Purchase of investments	—	(25)
Proceeds from maturities of investments	—	5,114
Net cash provided by (used in) investing activities	(14)	5,037
Effect of exchange rate changes on cash	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,553)	931
Cash, cash equivalents and restricted cash at beginning of the period	16,714	9,565
Cash, cash equivalents and restricted cash at end of the period	$12,161	$10,496

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	1,567,637	$43	—	$—	$63,962	$4	$(49,024)	$14,985
Stock-based compensation expense	—	—	—	—	308	—	—	308
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(1)	—	—	(1)
Shares issued on exercise of warrants	89,281	—	—	—	589	—	—	589
Shares issued - April 2020 private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued on conversion of preferred shares	—	2	—	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	3	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,922)	(2,922)
Balance, June 30, 2020	1,937,703	$51	—	$—	$66,429	$4	$(51,946)	$14,538

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	336,055	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	4	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	336,059	$18	579	$—	$41,455	$4	$(31,288)	$10,189
Stock-based compensation expense	—	—	—	—	317	—	—	317
Shares issued - from purchase agreement with Lincoln Park Capital	6,200	—	—	—	423	—	—	423
Shares issued on exercise of warrants	55,390	1	—	—	4,198	—	—	4,199
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Shares issued on conversion of preferred shares	7,237	—	(579)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance, June 30, 2019	404,886	$19	—	$—	$50,318	$4	$(38,837)	$11,504

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

Reverse Stock Split

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effected as of July 31, 2020 a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. However, there can be no assurance that we will regain compliance until a written confirmation from NASDAQ has been issued.

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

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $51.9 million through June 30, 2020. During the three and six months ended June 30, 2020, we incurred a net loss of $2.9 million and $6.2 million. As of June 30, 2020, we had a cash and cash equivalents balance of $12.1 million and a positive working capital balance of $10.8 million. During the six months ended June 30, 2020, net cash used in operations was $6.7 million.

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

The components of intangible assets were as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,141)	$1,976	$3,117	$(1,030)	$2,087

For the three and six months ended June 30, 2020, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2019, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020:

Year Ending December 31,
2020	$111
2021	223
2022	223
2023	223
Thereafter	1,196
Total	$1,976

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment had occurred as of June 30, 2020.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,102	$—	$—	$1,102
Money market securities (cash equivalents)	11,009	—	—	11,009
Restricted cash	50	—	—	50
Total assets	$12,161	$—	$—	$12,161

Cash and cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2020	Cost	Gains	Losses	Fair Value
Cash	$1,102	$—	$—	$1,102
Money market securities	11,009	—	—	11,009
Total cash and cash equivalents	$12,111	$—	$—	$12,111
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

Pursuant to the Purchase Agreement, LPC initially purchased 1,644 of our units, or the Units, at a purchase price of $608.00 per unit, with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase one-quarter of a share of common stock at an exercise price of $699.20 per share, or Warrant.  Each Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 7,500 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. As consideration for entering into the Purchase Agreement, we issued to LPC 617 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we paid to LPC $0.1 million as an expense reimbursement. The consideration of 617 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

During the three and six months ended June 30, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through June 30, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of June 30, 2020, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

From June 7, 2019 to June 30, 2020 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of June 30, 2020, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

The offering expenses and fees have been deferred and will be charged against gross proceeds.

December 2019 Public Offering

On December 17, 2019, we completed an underwritten registered public offering, pursuant to which we sold 478,875 Class A Units at a price per unit of $12.00 and 6,256 Class B Units at a price per unit of $999.60.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into approximately 83 shares of common stock, and warrants to purchase approximately 83 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $6.60, subject to adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect, provided, however, that the exercise price of the warrants cannot be reduced to an amount less than $1.20 per share of common stock. Additionally, subject to certain exceptions, if, after December 17, 2019, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the 2019 Measurement Period, which 2019 Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2019 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then the Company may call for cancellation of all or any portion of the warrants then outstanding.

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

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or Ladenburg, on December 17, 2019, we granted Ladenburg a 45 day option, or the 2019 Overallotment Option, to purchase up to 150,000 additional shares of common stock and/or warrants to purchase up to 150,000 shares of common stock solely to cover over-allotments. The 2019 Overallotment Option was exercised in full on December 17, 2019.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.3 million.

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of June 30, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $6.60 per Unit, for aggregate gross proceeds of approximately $1.9 million. Paulson Investment Company, LLC, or the Broker, acted as the exclusive placement agent for the offering and, pursuant to the placement agent agreement between us and the Broker, received a cash commission equal to 9% of the gross proceeds from the sale of the Units and was issued a five (5) year warrant upon substantially similar terms as the investor warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting Broker expenses and commissions and offering expenses was approximately $1.6 million.

Each warrant is exercisable beginning on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2020, we issued no shares of common stock to satisfy stock options exercises and no shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock options exercises and six shares of common stock to satisfy restricted stock unit settlements, during the three and six month period ended June 30, 2019.

[c]	Stock options

2018 Equity Incentive Plan

As of June 30, 2020, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 215,515 shares of common stock for issuance upon exercise of stock options by employees, directors, officers and consultants of ours, of which 116,057 were reserved for options currently outstanding and 99,458 were available for future equity grants.

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

2017 Equity Incentive Plan

As of June 30, 2020, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,158 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of June 30, 2020, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 747 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 280 were reserved for options currently outstanding and 467 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2019	50,529	$200.96
Granted	80,377	11.02
Expired	(2)	31,240.00
Forfeited	(1,409)	268.69
Balance, June 30, 2020	129,495	$81.66

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2020	2019
Risk-free interest rates	1.43%	2.52%
Expected dividend yield	0%	0%
Expected life	5.98	5.97
Expected volatility	104.64%	94.25%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$95	$96	$181	$186
General and administrative	$213	221	429	421
Total stock-based compensation	$308	$317	$610	$607

As of June 30,2020, the total unrecognized compensation expense related to stock options granted was $1.9 million, which is expected to be recognized as expense over a period of approximately 2.3 years from June 30, 2020.

For the three and six months ended June 30, 2020, a total of 1,632,370 shares, consisting of warrants to purchase 1,502,408 shares, options exercisable for 129,495 shares and 467 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2019, a total of 258,701 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2020, we recorded a compensation expense of $34,000, and $63,000 related to these awards, respectively, compared to $37,000 and $37,000 for the three and six months ended June 30, 2019, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2020:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2019	500	$579.85
Forfeited or expired	(33)	578.00
Balance, June 30, 2020	467	$579.98

As of June 30, 2020, we had approximately $0.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.09 years.

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

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with a single Shareholder of our common stock, or the shareholder. Pursuant to the Exercise Agreement, the shareholder exercised (i) outstanding warrants to purchase 13,515 shares of our common stock, par value $0.001 per share, with an exercise price of $62.89 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 41,875 shares of our common stock with an exercise price of $80.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to the shareholder a new warrant, exercisable for six years, to purchase up to 60,000 shares of our common stock at an exercise price of $90.00 per share. We also agreed to file a registration statement covering the resale of the New Warrant Shares. The New Warrant and New Warrant Shares were offered to the shareholder in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet. We determined the fair value of the new warrants using the Black-Scholes pricing model with the following assumptions: stock price of $84.60, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at June 30, 2020:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A-1 Warrants issued in April 2015 financing	108	5,280.0000	October 2020
(2) Warrants issued in September 2017 financing	411	699.2000	March 2023
(3) Warrants issued in June 2018 financing	114,100	80.0000	June 2023
(4) Warrants issued in October 2018 financing	31,215	62.8900	October 2023
(5) Warrants issued in May 2019 financing	60,000	90.0000	May 2025
(6) Warrants issued in December 2019 financing	1,060,718	6.6000	December 2024
(7) Warrants issued in April 2020 financing	182,461	7.2400	April 2025
(8) Warrants issued in April 2020 financing	28,125	7.3200	April 2025
(9) Warrants issued in April 2020 financing	25,270	7.5900	April 2025

For the six months ended June 30, 2020, warrants to purchase 89,281 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.6 million. For the six months ended June 30, 2019, warrants to purchase 41,875 shares, issued in the June 2018 financing, were exercised at a per unit price of $80.00, for proceeds of $3.4 million and warrants to purchase 13,515 shares, issued in the October 2018 financing, were exercised at a per unit price of $62.89, for proceeds of $0.8 million. As at June 30, 2020, all of our outstanding warrants are classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$163	$31	$127	$5	$—
Seattle office operating lease	$99	$74	$25	$—	$—
Total	$262	$105	$152	$5	$—

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

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2020	31
2021	63
2022	63
2023	5
Total	$162

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2020	74
2021	25
Total	$99

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$41	$90	$91
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	455
Weighted Average Remaining Lease Term
Operating leases	1.84 years	2.55 years	1.84 years	2.55 years
Weighted Average Discount Rate
Operating leases	9.9%	9.9%	9.9%	9.9%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2020.

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

8. SUBSEQUENT EVENTS

July 2020 Registered Direct Offering

On July 1, 2020, we completed a registered direct offering, pursuant to which we sold 731,707 shares of our common stock at a price of $8.20 per share. We paid Lake Street Capital Markets, LLC, the exclusive placement agent for the offering, and Ladenburg Thalmann & Co. Inc., our advisor, a cash fee equal to an aggregate of 8% of the gross proceeds generated from the sale of the common stock and also reimbursed the placement agent for certain of its expenses.

The registered direct offering raised total gross proceeds of $6.0 million, and after deducting approximately $0.5 million in placement agent fees and offering expenses, we received net proceeds of approximately $5.5 million.

Reverse Stock Split

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effected as of July 31, 2020 a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. However, there can be no assurance that we will regain compliance until a written confirmation from NASDAQ has been issued.

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

August 2020 Public Offering

On August 3, 2020, we entered into an underwritten public offering of our securities, or the Public Offering, pursuant to which we will sell an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The Shares will be sold at the public offering price of $10.50 per share. The Pre-Funded Warrants will be sold at a public offering price of $10.499 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to us.

We estimate that total gross proceeds from the Public Offering will be approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we estimate net proceeds to be approximately $6.8 million. The underwriting discounts and commissions and offering expenses will be charged against the gross proceeds. We expect the Public Offering to close on or about August 6, 2020, subject to the satisfaction of customary closing conditions.

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

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic binding to nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies have also been conducted by NCCIH and NCI, with three such studies already submitted to the FDA. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. One of the chronic toxicology studies has been completed and submitted to FDA. The 13-Week Interim report for the second 39-Week chronic toxicology study has been completed and submitted to FDA with the 39-Week study report expected to be completed and submitted to FDA in the fourth quarter 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

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

In the third quarter of 2018, the United States Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

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

ORCA-1 was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. Subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess continued smoking abstinence after the 25-day treatment.

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

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of the 13-Week interim report from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. This interim chronic toxicology report was submitted in the second quarter of 2020 to the FDA in order to achieve our goal of initiating the Phase 3 program in the second half of 2020.

Our planned Phase 3 trial, ORCA-2, is designed to evaluate the efficacy and safety of 3 mg TID of cytisinicline in smokers within the United States. The study plans to compare 3 mg TID of cytisinicline dosing versus placebo and will include behavioral support for all subjects. Co-primary endpoints of the study are an assessment of smoking abstinence during the last four weeks of 6-week and 12-week treatment periods, compared to similar placebo treatment periods. Secondary endpoints include smoking abstinence out to 24 weeks. Due to the ongoing COVID-19 pandemic, we are assessing the feasibility and required processes at each intended clinical site participating in the Phase 3 study, in order to initiate the Phase 3 study as planned in the second half of 2020. Study plans may be adjusted in response to COVID-19 public health control measures and in accordance with regulatory guidelines to ensure subject safety, data integrity and study continuity occurs.

In June 2020, we announced the topline results from the RAUORA trial, an independent investigator-sponsored Phase 3 clinical trial. The trial achieved statistical significance in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at six months. In addition, the trial showed that cytisinicline resulted in significantly fewer reported adverse events when compared to varenicline. The final RAUORA trial results will be submitted for publication and are expected to be presented at SRNT Europe Annual Meeting in September 2020.

The RAUORA Phase 3 study was a non-inferiority clinical trial comparing cytisinicline to varenicline (Chantix®) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. The RAUORA trial was designed to evaluate the effectiveness, safety, and cost-effectiveness of cytisinicline compared to varenicline as a smoking cessation aid. The study compared cytisinicline administered on a schedule of 25 days of downward dosing titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of upward titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at six months, and the trial was designed to assess if the two agents were non-inferior to each other.  In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $6.2 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $51.9 million, cash and cash equivalents balance of $12.1 million and a positive working capital balance of $10.8 million. During the six months ended June 30, 2020, net cash used in operations was $6.7 million.

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

Reverse Stock Split

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effected as of July 31, 2020 a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. However, there can be no assurance that we will regain compliance until a written confirmation from NASDAQ has been issued.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and six months ended June 30, 2020

Research and development expenses

Our research and development expenses for our clinical development program for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Clinical development programs:
Cytisinicline	$1,103	$2,032	$2,644	$6,087
Total research and development expenses	$1,103	$2,032	$2,644	$6,087

Research and development expenses for the three and six months ended June 30, 2020 decreased to $2.6 million and $1.1 million, respectively, from $6.1 million and $2.0 million for the three and six months ended June 30, 2019, respectively. The decreases in the 2020 periods as compared to the 2019 periods were primarily due to our completion of the ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and completed in June 2019.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total general and administrative expenses	$1,815	$1,630	$3,631	$3,515

General and administrative expenses for the three and six months ended June 30, 2020 increased to $1.8 million and $3.6 million, respectively, from $1.6 million and $3.5 million for the three and six months ended June 30, 2019, respectively. The increases in the 2020 periods as compared to the 2019 periods were primarily due to additional market research and public relations activities, this was partially offset by lower travel costs as a result of travel restrictions across the U.S and other countries during the COVID-19 pandemic.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $51.9 million through June 30, 2020 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2020, we had a cash and cash equivalents balance of $12.1 million and a positive working capital balance of $10.8 million.

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

Pursuant to the Purchase Agreement, LPC initially purchased 1,644 of our units, or the Units, at a purchase price of $608.00 per unit, with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase one-quarter of a share of common stock at an exercise price of $699.20 per share, or Warrant.  Each Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 7,500 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. As consideration for entering into the Purchase Agreement, we issued to LPC 617 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we paid to LPC $0.1 million as an expense reimbursement. The consideration of 617 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

During the three and six months ended June 30, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through June 30, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of June 30, 2020, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

From June 7, 2019 to August 4, 2020, we did not offer any shares of our common stock for sale pursuant to the Offering Agreement. As of May 13, 2020, shares of our common stock having an aggregate value of approximately $6.0 million remained available for sale under the Offering Agreement.

Warrant Exercise Agreement

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with a Shareholder of our common stock, or the shareholder. Pursuant to the Exercise Agreement, the shareholder exercised (i) outstanding warrants to purchase 13,515 shares of our common stock, par value $0.001 per share, with an exercise price of $62.89 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 41,875 shares of our common stock with an exercise price of $80.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to the shareholder a new warrant, exercisable for six years, to purchase up to 60,000 shares of our common stock at an exercise price of $90.00 per share. We also agreed to file a registration statement covering the resale of the New Warrant Shares. The New Warrant and New Warrant Shares were offered to the shareholder in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Under ASC 260, the fair value of the new warrants of $3.9 million was recognized into accumulated deficit.

December 2019 Public Offering

On December 17, 2019, we completed an underwritten registered public offering, pursuant to which we sold, 478,875 Class A Units at a price per unit of $12.00 and 6,256 Class B Units at a price per unit of $999.60.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into approximately 83 shares of common stock, and warrants to purchase approximately 83 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $6.60, subject to adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect, provided, however, that the exercise price of the warrants cannot be reduced to an amount less than $1.20 per share of common stock. Additionally, subject to certain exceptions, if, after December 17, 2019, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the 2019 Measurement Period, which 2019 Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2019 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then the Company may call for cancellation of all or any portion of the warrants then outstanding.

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

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or Ladenburg, on December 17, 2019, we granted Ladenburg a 45 day option, or the 2019 Overallotment Option, to purchase up to 150,000 additional shares of common stock and/or warrants to purchase up to 150,000 shares of common stock solely to cover over-allotments. The 2019 Overallotment Option was exercised in full on December 17, 2019.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.3 million.

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of June 30, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $6.60 per Unit, for aggregate gross proceeds of approximately $1.9 million. Paulson Investment Company, LLC, or the Broker, acted as the exclusive placement agent for the offering and, pursuant to the placement agent agreement between us and the Broker, received a cash commission equal to 9% of the gross proceeds from the sale of the Units and was issued a five (5) year warrant upon substantially similar terms as the investor warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting Broker expenses and commissions and offering expenses was approximately $1.6 million.

Each warrant is exercisable beginning on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

July 2020 Registered Direct Offering

On July 1, 2020, we completed a registered direct offering, pursuant to which we sold 731,707 shares of our common stock at a price of $8.20 per share. We paid Lake Street Capital Markets, LLC, the exclusive placement agent for the offering, and Ladenburg Thalmann & Co. Inc., our advisor, a cash fee equal to an aggregate of 8% of the gross proceeds generated from the sale of the common stock and also reimbursed the placement agent for certain of its expenses.

The registered direct offering raised total gross proceeds of $6.0 million, and after deducting approximately $0.5 million in placement agent fees and offering expenses, we received net proceeds of approximately $5.5 million.

August 2020 Public Offering

On August 3, 2020, we entered into an underwritten public offering of our securities, or the Public Offering, pursuant to which we will sell an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The Shares will be sold at the public offering price of $10.50 per share. The Pre-Funded Warrants will be sold at a public offering price of $10.499 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to us.

We estimate that total gross proceeds from the Public Offering will be approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we estimate net proceeds to be approximately $6.8 million. The underwriting discounts and commissions and offering expenses will be charged against the gross proceeds. We expect the Public Offering to close on or about August 6, 2020, subject to the satisfaction of customary closing conditions.

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $6.7 million compared to $8.7 million for the six months ended June 30, 2019. The decrease in cash used in operations in the 2020 period as compared to the 2019 period was primarily attributable to decrease in research and development expenses related to our ORCA-1 trial.

Cash Provided in Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $2.1 million compared to $4.6 million for the six months ended June 30, 2019. Net cash provided by financing activities in the six months ended June 30, 2020 relates to proceeds received from the April 2020 Private Placement and warrant exercises. Net cash provided by financing activities in the six months ended June 30, 2019 relates to proceeds received from warrant exercises and from our purchase agreement with LPC.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $14,000 compared to net cash provided by investing activities of $5.0 million for the six months ended June 30, 2019. Net cash used in investing activities in the six months ended June 30, 2020 relates primarily to the purchase of equipment. Net cash provided by investing activities for six months ended June 30, 2019 relates primarily to transactions involving marketable securities in the normal course of business.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of June 30, 2020.

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

Material Changes in Financial Condition

	June 30,	December 31,
(in thousands)	2020	2019
Total Assets	$16,458	$21,078
Total Liabilities	1,920	3,028
Total Equity	14,538	18,050

The decrease in assets at June 30, 2020 compared to December 31, 2019 is attributable to a decrease in cash, cash equivalents and short-term investments as these assets have been used to fund operations. The decrease in liabilities at June 30, 2020 as compared to December 31, 2019 was primarily due to lower employee bonus accrual in accrued compensation and lower trades payables as our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019.

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

During the quarter ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical development-stage specialty pharmaceutical company with a limited operating history, are not profitable, have incurred losses in each year since our inception and expect to continue incurring losses for the foreseeable future.

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

U.S. federal tax reform and changes in other tax laws could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, significantly reforming the Internal Revenue Code of 1986, as amended. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

In addition, beginning in 2022, the recently enacted tax legislation will require research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. Furthermore, it is uncertain if and to what extent various states will conform to the enacted federal tax law or any newly enacted federal legislation. In addition, new legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax‑related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax‑related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in its clinical trials;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients terminating enrollment in our clinical trials;

•	failure by clinical sites, CRO’s or other third parties to continue to conduct research and development due to adverse impacts of the COVID-19 pandemic;

•	adverse events or tolerability issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	inability to generate satisfactory non-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	animal toxicology issues significant enough for the FDA or other regulatory agencies to disallow investigation in humans;

•	occurrence of adverse events associated with our product candidate;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of cytisinicline;

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

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides plant, which grows in the mountains of Southern Europe. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure Laburnum anagyroides will continue to allow the exportation of cytisinicline. Sopharma currently has planted approximately 1,000 acres of Laburnum trees, saplings and seedlings in multiple locations in Central and Eastern Bulgaria and is in the process of planting another 750 acres. Each tree takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. There is no guarantee that Sopharma will plant sufficient trees to manage supply for our markets or that the trees will produce the anticipated yield of cytisinicline to meet our forecasts. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

Our business operations, and particularly the timing of the outcome of review of our clinical development plans for cytisincline, are directly and indirectly affected by the operations of the U.S. government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to clinical development advice or ultimately any NDA filing. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shut downs. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We have engaged FreeMind Group to assist in conducting a strategic assessment and securing non-dilutive funding to evaluate cytisinicline in vaping and e-cigarettes. FreeMind Group and other advisors may not be successful in securing non-dilutive funding, and we may ultimately abandon our efforts to expand into e-cigarette and vaping indications if we are unable to obtain funding or we believe the strategic assessment of such expansion is unfavorable.

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

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-

downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The continued listing standards of The NASDAQ Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Capital Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on January 4, 2020, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Capital Market’s listing rules, we were afforded 180 calendar days which were tolled, in part, due to the COVID-19 pandemic. We have until October 5, 2020, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. On July 31, 2020 we enacted a 1-for-20 reverse stock split of our issued and outstanding common stock. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. However, there can be no assurance that we will regain compliance until a written confirmation from NASDAQ has been issued.

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

.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2013)

3.2

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation filed on May 21, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 22, 2015)

3.3

Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2017)

3.4

Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on August 2, 2017)

3.5

Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2017)

3.6

Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2018)

3.7

Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018  (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2018)

3.8

Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on July 29, 2020 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2020)

4.1	Form of Common Stock Purchase Warrant (April 2020) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2020)

10.1

Placement Agent Agreement dated as of April 19, 2020, by and between Achieve Life Sciences, Inc. and Paulson Investment Company, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2020)

10.2	Form of Subscription Agreement (April 2020) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2020)

10.3	Form of Registration Rights Agreement (April 2020) (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 6, 2020	By:	/s/ Richard Stewart
Richard Stewart
Chairman and Chief Executive Officer

Date: August 6, 2020	By:	/s/ John Bencich
John Bencich
Executive Vice President, Chief Financial Officer and Chief Operating Officer