Form 10-Q
period 2020-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2020-11-12
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 12, 2020, there were 3,617,664 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$22,393	$16,664
Prepaid expenses and other assets	1,669	670
Total current assets	24,062	17,334
Restricted cash [note 5]	50	50
Property and equipment, net	50	57
Right-of-use assets [note 7]	193	329
Other assets	308	187
License agreement [note 3 and 4]	1,920	2,087
Goodwill [note 4]	1,034	1,034
Total assets	$27,617	$21,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326	$859
Accrued liabilities other	360	304
Accrued clinical liabilities	93	387
Accrued compensation	940	1,116
Current portion of long-term obligations [note 7]	129	203
Total current liabilities	1,848	2,869
Long-term obligations [note 7]	94	159
Total liabilities	1,942	3,028
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2020 and zero issued and outstanding at December 31, 2019.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2020 and 1,121 issued and outstanding at December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 3,616,414 issued and outstanding at September 30, 2020 and 1,474,258 issued and outstanding at December 31, 2019, respectively.	74	41
Additional paid-in capital	81,307	63,709
Accumulated deficit	(55,710)	(45,704)
Accumulated other comprehensive income	4	4
Total stockholders' equity	25,675	18,050
Total liabilities and stockholders' equity	$27,617	$21,078
Going concern [note 1]
Subsequent events [note 8]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
EXPENSES
Research and development	1,891	1,824	4,535	7,911
General and administrative	1,863	1,893	5,494	5,408
Total operating expenses	3,754	3,717	10,029	13,319
OTHER INCOME (EXPENSE)
Interest income	2	40	47	143
Other expenses	(12)	4	(24)	(25)
Total other income (expense)	(10)	44	23	118
Net loss and comprehensive loss	$(3,764)	$(3,673)	(10,006)	(13,201)
Basic and diluted net loss per common share	$(1.14)	$(9.07)	$(4.55)	$(35.96)
Weighted average shares used in computation of basic and diluted net loss per common share	3,289,252	405,012	2,197,368	367,103

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net loss	$(10,006)	$(13,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	191	192
Stock-based compensation [note 6 [c] and note 6 [d]]	891	917
Changes in operating assets and liabilities:
Amounts receivable	8	—
Prepaid expenses and other assets	(1,128)	597
Accounts payable	(533)	430
Accrued liabilities other	56	(320)
Accrued clinical liabilities	(294)	(462)
Accrued compensation	(176)	39
Lease obligation [note 7]	(3)	6
Net cash used in operating activities	(10,994)	(11,802)
Financing Activities:
Proceeds from the April 2020 financing, net of issuance costs	1,579	—
Financing costs relating to December 2019 public offering	(34)	—
Proceeds from exercise of warrants	3,080	4,199
Proceeds from the July 2020 Registered Direct Offering, net of issuance costs	5,307	—
Proceeds from the August 2020 Public Offering, net of issuance costs	6,822	—
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	423
Financing costs relating to purchase agreement with Lincoln Park Capital	(14)	—
Net cash provided by financing activities	16,740	4,622
Investing Activities:
Purchase of property and equipment	(17)	(52)
Purchase of investments	—	(25)
Proceeds from maturities of investments	—	5,114
Net cash provided by (used in) investing activities	(17)	5,037
Effect of exchange rate changes on cash	—	3
Net increase (decrease) in cash, cash equivalents and restricted cash	5,729	(2,140)
Cash, cash equivalents and restricted cash at beginning of the period	16,714	9,565
Cash, cash equivalents and restricted cash at end of the period	$22,443	$7,425

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	1,567,637	$43	—	$—	$63,962	$4	$(49,024)	$14,985
Stock-based compensation expense	—	—	—	—	308	—	—	308
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(1)	—	—	(1)
Shares issued on exercise of warrants	89,281	—	—	—	589	—	—	589
Shares issued - April 2020 private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued on conversion of preferred shares	—	2	—	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	3	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,922)	(2,922)
Balance, June 30, 2020	1,937,703	$51	—	$—	$66,429	$4	$(51,946)	$14,538
Stock-based compensation expense	—	—	—	—	281	—	—	281
Shares issued - July 2020 Registered Direct Offering	731,707	15	—	—	5,292	—	—	5,307
Shares issued - August 2020 Public Offering	569,043	1	—	—	6,821	—	—	6,822
Shares issued on exercise of warrants	377,845	7	—	—	2,484	—	—	2,491
Restricted stock unit settlements	128	—	—	—	—	—	—	—
Adjustment of fractional shares on reverse stock split	(12)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,764)	(3,764)
Balance, September 30, 2020	3,616,414	$74	—	$—	$81,307	$4	$(55,710)	$25,675

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	336,055	$18	579	$—	$41,161	$4	$(25,381)	$15,802
Restricted stock unit settlements	4	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	290
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(5,904)	(5,904)
Balance, March 31, 2019	336,059	$18	579	$—	$41,455	$4	$(31,288)	$10,189
Stock-based compensation expense	—	—	—	—	317	—	—	317
Shares issued - from purchase agreement with Lincoln Park Capital	6,200	—	—	—	423	—	—	423
Shares issued on exercise of warrants	55,390	1	—	—	4,198	—	—	4,199
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Shares issued on conversion of preferred shares	7,237	—	(579)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance, June 30, 2019	404,886	$19	—	$—	$50,318	$4	$(38,837)	$11,504
Stock-based compensation expense	—	—	—	—	310	—	—	310
Restricted stock unit settlements	250	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,673)	(3,673)
Balance, September 30, 2019	405,136	$19	—	$—	$50,628	$4	$(42,510)	$8,141

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

Reverse Stock Split

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effected as of July 31, 2020 a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. On August 14, 2020, we received written confirmation from NASDAQ that we regained compliance with the Minimum Bid Price Rule and the matter has been closed.

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

We have historically experienced recurring losses from operations that have generated an accumulated deficit of $55.7 million through September 30, 2020. During the three and nine months ended September 30, 2020, we incurred a net loss of $3.8 million and $10.0 million. As of September 30, 2020, we had a cash and cash equivalents balance of $22.4 million and a positive working capital balance of $22.2 million. During the nine months ended September 30, 2020, net cash used in operations was $11.0 million.

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

The components of intangible assets were as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,197)	$1,920	$3,117	$(1,030)	$2,087

For the three and nine months ended September 30, 2020, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2019, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020:

Year Ending December 31,
2020	$56
2021	223
2022	223
2023	223
Thereafter	1,195
Total	$1,920

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded no impairment had occurred as of September 30, 2020.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,383	$—	$—	$1,383
Money market securities (cash equivalents)	21,010	—	—	21,010
Restricted cash	50	—	—	50
Total assets	$22,443	$—	$—	$22,443

Cash and cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2020	Cost	Gains	Losses	Fair Value
Cash	$1,383	$—	$—	$1,383
Money market securities	21,010	—	—	21,010
Total cash and cash equivalents	$22,393	$—	$—	$22,393
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 54-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 7,500 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. As consideration for entering into the Purchase Agreement, we issued to LPC 617 shares of common stock in September 2017 and, in connection with the amendment of the Purchase Agreement in March 2020, we paid LPC $0.1 million as an expense reimbursement. The consideration of 617 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

During the three and nine months ended September 30, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through September 30, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of September 30, 2020, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

Termination of the At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On June 7, 2019, we entered into an At The Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, as agent, or H.C. Wainwright, pursuant to which we could offer and sell, from time to time and at our election, through H.C. Wainwright shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $6.0 million. On

October 20, 2020, we delivered written notice of termination to H.C. Wainwright, which became effective as of the close of business that day. We were not obligated and did not make any sales of the shares of common stock under the Offering Agreement prior to delivering the termination notice.

From June 7, 2019 to September 30, 2020 we did not offer any shares of our common stock for sale pursuant to the Offering Agreement.

The offering expenses and fees were deferred and will be expensed to the Consolidated Statements of Loss and Comprehensive Loss upon termination of the Offering Agreement in the fourth quarter of 2020.

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

As of September 30, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

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

Each warrant is exercisable beginning on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five-year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

The broker expenses and commissions and offering expenses have been charged against the gross proceeds.

July 2020 Registered Direct Offering

On July 1, 2020, we completed a registered direct offering, pursuant to which we sold 731,707 shares of our common stock at a price of $8.20 per share. We paid Lake Street Capital Markets, LLC, the exclusive placement agent for the offering, and Ladenburg Thalmann & Co. Inc., our advisor, a cash fee equal to an aggregate of 8% of the gross proceeds generated from the sale of the common stock.

The registered direct offering raised total gross proceeds of approximately $6.0 million, and after deducting approximately $0.7 million in placement agent fees and offering expenses, we received net proceeds of approximately $5.3 million.

The placement agent fees and offering expenses have been charged against the gross proceeds.

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, or the Public Offering, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The Shares were sold at the public offering price of $10.50 per share. The Pre-Funded Warrants were sold at a public offering price of $10.499, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

The Public Offering raised total gross proceeds of approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2020, we issued no shares of common stock to satisfy stock options exercises and 236 shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock options exercises and 256 shares of common stock to satisfy restricted stock unit settlements, during the three and nine month periods ended September 30, 2019.

[c]	Stock options

2018 Equity Incentive Plan

As of September 30, 2020, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 215,514 shares of common stock for issuance upon exercise of stock options by employees, directors, officers and consultants of ours, of which 116,055 were reserved for options currently outstanding and 99,459 were available for future equity grants.

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

2017 Equity Incentive Plan

As of September 30, 2020, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2020, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 490 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 259 were reserved for options currently outstanding and 231 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2019	50,498	$190.46
Granted	80,380	11.02
Expired	(2)	31,240.00
Forfeited	(1,406)	227.61
Balance, September 30, 2020	129,470	$78.18

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$91	$89	$272	$275
General and administrative	$190	221	619	642
Total stock-based compensation	$281	$310	$891	$917

As of September 30, 2020, the total unrecognized compensation expense related to stock options granted was $1.6 million, which is expected to be recognized as expense over a period of approximately 2.1 years from September 30, 2020.

For the three and nine months ended September 30, 2020, a total of 1,397,119 shares, consisting of warrants to purchase 1,267,418 shares, options exercisable for 129,470 shares and 231 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same periods in 2019, a total of 256,882 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2020, we recorded a compensation expense of $35,000, and $0.1 million related to these awards, respectively, compared to $36,000 and $0.1 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2020:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2019	500	$579.85
Released	(236)	579.96
Forfeited or expired	(33)	578.00
Balance, September 30, 2020	231	$580.00

As of September 30, 2020, we had approximately $0.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.83 years.

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

The following is a summary of outstanding warrants to purchase common stock at September 30, 2020:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Series A-1 Warrants issued in April 2015 financing	108	$5,280.000	October 2020
(2) Warrants issued in September 2017 financing	411	$699.200	March 2023
(3) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(4) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(5) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(6) Warrants issued in December 2019 financing	682,871	$6.600	December 2024
(7) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(8) Warrants issued in April 2020 financing	28,125	$7.320	April 2025
(9) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(10) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.001	*

*The pre-funded warrants do not have an expiration date.

For the nine months ended September 30, 2020, warrants to purchase 467,126 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $3.1 million. For the nine months ended September 30, 2019, warrants to purchase 41,875 shares, issued in the June 2018 financing, were exercised at a per unit price of $80.00, for proceeds of $3.4 million and warrants to purchase 13,515 shares, issued in the October 2018 financing, were exercised at a per unit price of $62.89, for proceeds of $0.8 million. As at September 30, 2020, all of our outstanding warrants are classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$150	$16	$129	$5	$—
Seattle office operating lease	$62	$37	$25	$—	$—
Total	$212	$53	$154	$5	$—

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

Future minimum lease payments under the Vancouver lease are as follows (in thousands):

2020	16
2021	64
2022	65
2023	5
Total	$150

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

The future minimum annual lease payments under the Seattle Lease are as follows (in thousands):

2020	37
2021	25
Total	$62

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$42	$137	$133
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	455
Weighted Average Remaining Lease Term
Operating leases	1.75 years	2.36 years	1.75 years	2.36 years
Weighted Average Discount Rate
Operating leases	9.9%	9.9%	9.9%	9.9%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2020.

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

8. SUBSEQUENT EVENTS

On October 20, 2020, we delivered written notice of termination of the At The Market Offering Agreement, dated June 7, 2019, or the Offering Agreement, to H.C. Wainwright & Co., LLC, as agent, which became effective as of the close of business that day. We were not obligated and did not make any sales of the shares of common stock under the Offering Agreement prior to delivering the termination notice.

The offering expenses and fees were deferred and will be expensed to the Consolidated Statements of Loss and Comprehensive Loss.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 patients in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Two of these trials were published in the New England Journal of Medicine in September 2011 and December 2014.

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

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies have also been conducted by NCCIH and NCI, with three such studies already submitted to the FDA. Other non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. Two chronic toxicology studies have been completed with the study report for the first study submitted to FDA. The 13-Week Interim report for the second 39-Week chronic toxicology study has been completed and submitted to FDA with the 39-Week study report expected to be completed and submitted to FDA in the fourth quarter 2020. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

In August 2017, we initiated a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a clinical study assessing the repeat-dose pharmacokinetics, or PK, and pharmacodynamics, or PD, effects of 1.5 mg and 3 mg cytisinicline in 26 healthy volunteer smokers when administered over the standard 25-day course of treatment as marketed by Sopharma in their territories. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired carbon monoxide, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The adverse events, or AEs, observed were mostly mild with transient headaches as the most commonly reported event. No severe or serious AEs were observed in the study.

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

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 was the first in our ORCA (Ongoing Research of Cytisinicline for Addiction) Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

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

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of the 13-Week interim report from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. This interim chronic toxicology report was submitted in the second quarter of 2020 to the FDA.

In June 2020, we announced the topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix® (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

The study compared cytisinicline administered on a schedule of 25 days of downward dosing titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of upward titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at 6 months, and the trial was designed to assess if the two agents were non-inferior to each other.

Topline results indicated that the RAUORA trial achieved statistical significance in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at 6 months. In addition, the trial showed that cytisinicline resulted in significantly fewer reported nausea adverse events as well as significantly fewer overall adverse events when compared to varenicline (p<0.001).

The final RAUORA trial results and additional analyses were presented at the SRNT European Annual Meeting in September 2020 and have been submitted for publication. The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Results showed that cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by exhaled carbon monoxide, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

Additionally, significantly fewer overallAEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams respectively.

Also presented at the SRNT Europe Annual Meeting in September 2020 were results from a preclinical study conducted at the University of Cambridge Department of Biochemistry. The study was designed to examine the in vitro binding characteristics of cytisinicline compared to varenicline at the human 5-HT3 receptor. Using a radioligand antagonist displacement design, the study reported an IC50 of 0.50 mM for cytisinicline and 0.25 µM for varenicline, representing a 2000-greater fold agonist binding affinity to the 5-HT3 receptor for varenicline compared to cytisinicline. Agonist activation of 5-HT3 receptors in the brain stem has been shown to induce nausea and vomiting. These data demonstrating the difference in binding potency at the 5-HT3 receptor provide potential rationale for the lower overall incidence of adverse events report for cytisinicline comparted to varenicline.

In October 2020, we initiated the Phase 3 ORCA-2 clinical trial. ORCA-2 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 750 adult smokers at 15 clinical sites in the United States. ORCA-2 participants will be randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in theORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

We are also considering potential clinical studies in users of e-cigarettes. The use of e-cigarettes continues to increase, with most recent reports indicating nearly 14 million adult users in the United States alone in 2018.  While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. In a recent study that we conducted surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next 3 to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so.

In partnership with leading smoking cessation and nicotine addiction experts, we have completed the development of a Phase 2 clinical trial protocol, ORCA-V1, to evaluate cytisinicline in this rapidly growing population of e-cigarette users. We are currently pursuing non-dilutive funding sources to help support this initiative. We believe that cytisinicline could be the first prescription drug to offer a new option for vape and e-cigarette users who are ready to quit their nicotine addiction for good.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $10.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $55.7 million, cash and cash equivalents balance of $22.4 million and a positive working capital balance of $22.2 million. During the nine months ended September 30, 2020, net cash used in operations was $11.0 million.

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

Reverse Stock Split

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effected as of July 31, 2020 a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. On August 14, 2020, we received written confirmation from NASDAQ that we regained compliance with the Minimum Bid Price Rule and the matter has been closed.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and nine months ended September 30, 2020

Research and development expenses

Our research and development expenses for our clinical development program for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Clinical development programs:
Cytisinicline	$1,891	$1,824	$4,535	$7,911
Total research and development expenses	$1,891	$1,824	$4,535	$7,911

Research and development expenses for the three months ended September 30, 2020 increased to $1.9 million from $1.8 million for the three months ended September 30, 2019. The increase for three months ended September 30, 2020 as compared to the same period in 2019 was due to costs incurred in preparation for the planned initiation of the Phase 3 ORCA-2 trial in the fourth quarter of 2020. Research and development expenses for the nine months ended September 30, 2020 decreased to $4.5 million from $7.9 million for the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to our completion of the ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and completed in June 2019.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total general and administrative expenses	$1,863	$1,893	$5,494	$5,408

General and administrative expenses remained flat for the three months ended September 30, 2020 as compared to the same period in 2019. General and administrative expenses for the nine months ended September 30, 2020 increased to $5.5 million from $5.4 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to additional market research and public relations activities, this was partially offset by lower travel costs as a result of travel restrictions across the U.S and other countries during the COVID-19 pandemic.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $55.7 million through September 30, 2020 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2020, we had a cash and cash equivalents balance of $22.4 million and a positive working capital balance of $22.2 million.

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

During the three and nine months ended September 30, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through November 12, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of September 30, 2020, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

Termination of the At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On June 7, 2019, we entered into an At The Market Offering Agreement, or the Offering Agreement, with H.C. Wainwright & Co., LLC, as agent, or H.C. Wainwright, pursuant to which we could offer and sell, from time to time and at our election, through H.C. Wainwright, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $6.0 million. On October 20, 2020, we delivered written notice of termination to H.C. Wainwright, which became effective as of the close of business that day. We were not obligated and did not make any sales of the shares of common stock under the Offering Agreement prior to delivering the termination notice.

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

As of September 30, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

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

Each warrant is exercisable beginning on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five-year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

July 2020 Registered Direct Offering

On July 1, 2020, we completed a registered direct offering, pursuant to which we sold 731,707 shares of our common stock at a price of $8.20 per share. We paid Lake Street Capital Markets, LLC, the exclusive placement agent for the offering, and Ladenburg Thalmann & Co. Inc., our advisor, a cash fee equal to an aggregate of 8% of the gross proceeds generated from the sale of the common stock.

The registered direct offering raised total gross proceeds of approximately $6.0 million, and after deducting approximately $0.7 million in placement agent fees and offering expenses, we received net proceeds of approximately $5.3 million.

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, or the Public Offering, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The Shares were sold at the public offering price of $10.50 per share. The Pre-Funded Warrants were sold at a public offering price of $10.499 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

The Public Offering raised total gross proceeds of approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $11.0 million compared to $11.8 million for the nine months ended September 30, 2019. The decrease in cash used in operations in the 2020 period as compared to the 2019 period was primarily attributable to decrease in research and development expenses related to our ORCA-1 trial.

Cash Provided in Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $16.7 million compared to $4.6 million for the nine months ended September 30, 2019. Net cash provided by financing activities in the nine months ended September 30, 2020 relates to proceeds received from the August 2020 Public Offering, the July 2020 Registered Direct Offering, warrant exercises and the April 2020 Private Placement. Net cash provided by financing activities in the nine months ended September 30, 2019 relates to proceeds received from warrant exercises and from our purchase agreement with LPC.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $17,000 compared to net cash provided by investing activities of $5.0 million for the nine months ended September 30, 2019. Net cash used in investing activities in the nine months ended September 30, 2020 relates primarily to the purchase of equipment. Net cash provided by investing activities for nine months ended September 30, 2019 relates primarily to transactions involving marketable securities in the normal course of business.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of September 30, 2020.

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

Material Changes in Financial Condition

	September 30,	December 31,
(in thousands)	2020	2019
Total Assets	$27,617	$21,078
Total Liabilities	1,942	3,028
Total Equity	25,675	18,050

The increase in assets at September 30, 2020 compared to December 31, 2019 is attributable to an increase in cash, cash equivalents and short-term investments as a result of proceeds received from the August 2020 Public Offering, the July 2020 Registered Direct Offering, warrant exercises and the April 2020 Private Placement. The decrease in liabilities at September 30, 2020 as compared to December 31, 2019 was primarily due to lower employee bonus accrual in accrued compensation and lower trades payables as our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019.

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

During the quarter ended September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

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

•	We have incurred losses since inception, have a limited operating history on which to assess our business and anticipate that we will continue to incur losses for the foreseeable future.
•	We have never generated any revenue from product sales and may never be profitable.
•	We are dependent upon a single company for the manufacture and supply of cytisinicline.
•	Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully develop and commercialize cytisinicline.
•

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from the Laburnum anagyroides plant, which grows outside of the United States in a limited number of locations.

•	If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell cytisinicline.
•	It is difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our non-clinical development activities and planned clinical trials.
•

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

•

Sopharma may breach its supply agreement with us and sell cytisinicline into our territories or permit third parties to export cytisinicline into our territories and negatively affect our commercialization efforts of our products in our territories.

•	We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.
•	We may not be successful in obtaining or maintaining necessary rights to cytisinicline, product compounds and processes for our development pipeline through acquisitions and in-licenses.

Item 1A.	Risk Factors

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Further, the uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may also make it challenging to raise additional capital on favorable terms, if at all. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

On January 20, 2017, President Donald Trump issued an Executive Order to initiate the repeal of the Healthcare Reform Law and on July 24, 2020 issued an Executive Order on Increasing Drug Importation to Lower Prices for American Patients. We anticipate that additional state and federal healthcare measures under the Trump administration could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and medications for smoking cessation. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive chairman Richard Stewart and our executive officers John Bencich, Cindy Jacobs, Anthony Clarke and Jaime Xinos. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Bencich, Dr. Jacobs, Dr. Clarke and Ms. Xinos, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct non-clinical development activities, non-clinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. We have initiated our Phase 3 ORCA-2 clinical trial, which may be directly impacted by the uncertainties and challenges associated with the COVID-19 pandemic.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Omeros, Aradigm, Adamed, Aflofarm, Axsome, Amygdala, Smoke Free Therapeutics, Antidote Therapeutics, Palisades Therapeutics and others.

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

Even if cytisinicline displays a favorable efficacy and safety profile upon approval, market acceptance of cytisinicline remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of cytisinicline, if any, may require significant investment and resources and may never be successful. Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisinicline, or a generic version of cytisinicline, which require a prescription or may be available over the counter. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand, Tabex, is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA  and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in major global markets. We are aware that products purporting to be Tabex are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or European Union.

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

Presently, we have rights to the intellectual property through trade secrets, licenses from third parties and patents, and patent applications that we own. Our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our 2017merger involving OncoGenex and Achieve Life Sciences, Inc. resulted in an ownership change for OncoGenex and, accordingly, OncoGenex’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the merger. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

General Risk Factors

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

4.1	Form of Pre-Funded Warrant (August 2020) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020)

10.1	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart

10.2	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Anthony Clarke

10.3	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and John Bencich

10.4	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and Cindy Jacobs

31.1

Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Director of Accounting Operations (Principal Accounting Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Senior Director of Accounting Operations (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 12, 2020	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 12, 2020	By:	/s/ Jerry Wan
Jerry Wan
Senior Director of Accounting Operations (Principal Accounting Officer)