Form 10-K
period 2020-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2021-03-11
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No   ☒

As of June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $15,388,916, computed with reference to the price at which the Common Stock was last sold on June 30, 2020. As of March 11, 2021, 6,149,917 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction.  Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We may expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Two of these trials were published in the New England Journal of Medicine in September 2011 and December 2014.

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

In the third quarter of 2018, the United States Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

Cytisinicline Ongoing and Recent Clinical Developments

Clinical Trials

Ongoing Company-Sponsored Clinical Trials

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

Completed Company-Sponsored Clinical Trials

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 was the first trial in our Ongoing Research of Cytisinicline for Addiction0 Program, or ORCA Program, that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

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

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of the 13-Week interim report from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. This interim chronic toxicology report was submitted to the FDA in the second quarter of 2020.

Completed Investigator-Sponsored Clinical Trial

In June 2020, we announced the topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix® (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. The study enrollment was planned at 2140 subjects. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

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

Topline results indicated that the RAUORA trial achieved its primary endpoint in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at 6 months. In addition, the trial showed that cytisinicline resulted in significantly fewer reported nausea adverse events as well as significantly fewer overall adverse events when compared to varenicline (p<0.001).

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events, cytisinicline subjects showed significantly less nausea, insomnia and vivid dreams(p<0.05).

Also presented at the SRNT Europe Annual Meeting in September 2020 were results from a preclinical study conducted at the University of Cambridge Department of Biochemistry. The study was designed to examine the in vitro binding characteristics of cytisinicline compared to varenicline at the human 5-HT3 receptor. Using a radioligand antagonist displacement design, the study reported an IC50 of 0.50 mM for cytisinicline and 0.25 µM for varenicline, representing a 2000-greater fold agonist binding affinity to the 5-HT3 receptor for varenicline compared to cytisinicline. Agonist activation of 5-HT3 receptors in the brain stem has been shown to induce nausea and vomiting. The data demonstrating the difference in binding potency at the 5-HT3 receptor provide potential rationale for the lower overall incidence of adverse events reported for cytisinicline compared to varenicline.

Other Developments

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

In partnership with leading smoking cessation and nicotine addiction experts, we have developed a Phase 2 clinical trial protocol, ORCA-V1, to evaluate cytisinicline in this rapidly growing population of e-cigarette users. We are currently pursuing non-dilutive funding sources to help support this trial. We believe that cytisinicline could be the first prescription drug to offer a new option for vape and e-cigarette users who are ready to quit their nicotine addiction.

Non-clinical

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

Non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company-sponsored studies. Two chronic toxicology studies have been completed and submitted to the FDA. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

OUR PRODUCT CANDIDATE - CYTISINICLINE

Overview of Cytisinicline

Our product candidate, cytisinicline, is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation, or nicotine addiction, by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Two of these trials were published in the New England Journal of Medicine in September 2011 and December 2014.

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

Cytisinicline Opportunity

We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam. We intend to develop and commercialize cytisinicline in the United States, and thereafter to target other markets outside of Sopharma’s territory, such as Western Europe, Japan, China, Australasia, Southeast Asia and Latin and South America.

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

Cytisinicline Clinical Development

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies have also been conducted by NCCIH and NCI, with three such studies already submitted to the FDA. Other non-clinical toxicology studies that will be required for a NDA include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. The two chronic toxicology studies have been completed with both study reports submitted to FDA. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

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

We have met with the FDA to identify the steps required for the approval of cytisinicline. We held an end of Phase 2 meeting with the FDA in May 2018 to review and receive guidance on our Phase 3 clinical program and overall development plans for cytisinicline to support an NDA. This review included submitted results from non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional clinical studies regarding renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from our planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

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

In March 2019, we initiated a clinical trial to assess the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. When the MTD was not reached at 21 mg, the study was amended to evaluate doses up to 30 mg, as recommended by the DSMC. At this 30 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results were reviewed with the FDA, with an agreement that further escalation beyond the single 30 mg dose was not required. This Phase-1 study was a requirement for our future NDA and marketing approval of cytisinicline. It fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting.

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 was the first trial in our ORCA Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

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

In June 2020, we announced topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix® (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams respectively.

Also presented at the SRNT Europe Annual Meeting in September 2020 were results from a preclinical study conducted at the University of Cambridge Department of Biochemistry. The study was designed to examine the in vitro binding characteristics of cytisinicline compared to varenicline at the human 5-HT3 receptor. Using a radioligand antagonist displacement design, the study reported an IC50 of 0.50 mM for cytisinicline and 0.25 µM for varenicline, representing a 2000-greater fold agonist binding affinity to the 5-HT3 receptor for varenicline compared to cytisinicline. Agonist activation of 5-HT3 receptors in the brain stem has been shown to induce nausea and vomiting. The data demonstrating the difference in binding potency at the 5-HT3 receptor provide potential rationale for the lower overall incidence of adverse events reported for cytisinicline compared to varenicline.

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

We are also considering potential clinical studies in users of e-cigarettes. The use of e-cigarettes continues to increase, with most recent reports indicating nearly 14 million adult users in the United States alone in 2018.  While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. In a recent study that we conducted surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intended to quit vaping within the next 3 to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so.

In partnership with leading smoking cessation and nicotine addiction experts, we have developed a Phase 2 clinical trial protocol, ORCA-V1, to evaluate cytisinicline in this rapidly growing population of e-cigarette users. We are currently pursuing non-dilutive funding sources to help support this trial. We believe that cytisinicline could be the first prescription drug to offer a new option for vape and e-cigarette users who are ready to quit their nicotine addiction for good.

Cytisinicline Clinical Trials

Cytisinicline has been previously tested in three large, randomized, independent investigator-sponsored Phase 3 clinical trials conducted according to Good Clinical Practice, or GCP, requirements in more than 2,700 participants. The objective by these independent groups was to further define the efficacy and safety of cytisinicline according to GCP standards. Subsequently, we ran the Phase 2b ORCA-1 dose selection trial in 254 smokers in the United States to evaluate the safety and efficacy of alternative cytisinicline dosing and schedules compared to respective placebo groups.

Independent Investigator-Sponsored Clinical Trials

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

CASCAID Trial

The second investigator led Phase 3 trial, the Cytisine As a Smoking Cessation Aid, or CASCAID, non-inferiority trial, was sponsored by the Health Research Council of New Zealand and was an open-label trial that randomized 1,310 adult daily heavy smokers. Patients were randomized to receive either cytisinicline for 25 days or NRT for 8 weeks. Both treatment groups were offered low intensity telephone behavioral support during trial treatment. The primary outcome measure was continuous self-reported abstinence from smoking one month after quit date. The CASCAID trial was conducted by the Health Research Council of New Zealand. We, through our partner Sopharma, provided the cytisinicline in the form of commercial Tabex™ used in this trial.

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

RAUORA Trial

The third investigator led Phase 3 trial was a non-inferiority study comparing cytisinicline to Chantix® (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams respectively.

Company-Sponsored Clinical Trial

Phase 2b ORCA-1 Trial

We conducted the Phase 2b ORCA-1 dose selection trial, which was initiated in October 2018 and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

The outcome of the ORCA-1 trial was the selection of 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studies in ORCA-1.

Safety Reporting

As cytisinicline has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisinicline. A recent periodic safety update report for the period of 2015 - 2020 submitted by Sopharma did not show any new safety signals with cytisinicline and there were no changes in expected benefit/risk during the specified period.

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

According to an article published in the Journal of the American Medical Association in September 2020, it is estimated that nearly 14 million adults in the United States are using e-cigarettes.  In a recent survey of nicotine e-cigarette users conducted by Achieve and presented at the 2021 SRNT Annual Meeting, 73% of participants stated they intend to quit vaping in the next 3-12 months. Of those who intend to quit vaping in the next 3 months, they stated they would be “very/extremely likely to try a new prescription product” to help them quit.

The Global Smoking Cessation Market

Coherent Market Insights Report “Smoking Cessation and Nicotine De-addiction Products Market, 2016-2017” estimated that global revenues for smoking cessation and nicotine de-addiction products in 2016 was approximately $12.8 billion including NRTs, e-cigarettes and drug therapy.

DelveInsight’s 2020 Report “Smoking Cessation “Market Insights, Epidemiology and Market Forecast -2030” estimates that global revenues for prescription smoking cessation therapies alone will reach $5.6 billion by 2030.

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

Global sales of Chantix® were $919 million in 2020. Of those sales, $716 million, or approximately 78%, were attributable to the U.S. market.

The vast majority of OTC smoking cessation aids are NRTs. NRTs come in many forms, including gums, lozenges and patches, and have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline (Chantix) with a number of NRTs and varenicline has been proven to be more effective than the NRTs, as demonstrated in head-to-head studies.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Milestone Obligations to Third Parties	Amount Payable
University of Bristol	Up to $4,837,500(1)

(1)	Payable in connection with specific financing, development and commercialization milestones.

GOVERNMENT REGULATIONS

We are heavily regulated in most of the countries in which we operate. In the United States, the principal regulating authority is the FDA. The FDA regulates the safety and efficacy of product candidates and research, quality, manufacturing processes, product approval and promotion, advertising and product labeling. In the EU, the European Medicines Agency, or EMA, and national regulatory agencies regulate the scientific evaluation, supervision and safety monitoring of product candidates, and oversee the procedures for approval of drugs for the EU and European Economic Area, or EEA, countries similar regulations exist in most other countries, and in many countries the government also regulates prices. Health authorities in many middle- and lower-income countries require marketing approval by a recognized regulatory authority, such as the FDA or EMA, before they begin to conduct their application review process and/or issue their final approval.

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

Healthcare Reform. The United States and state governments continue to propose and pass legislation designed to regulate the healthcare industry. The ACA included changes that significantly affected the pharmaceutical industry, such as:

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

Anti-Corruption. The Foreign Corrupt Practices Act of 1977, as amended, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Individual states, acting through their attorneys general, have sought to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

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

In 2012, new pharmacovigilance legislation came into force in the EU. Key changes included the establishment of a new Pharmacovigilance Risk Assessment Committee within the EMA, with responsibility for reviewing and making recommendations on product safety issues for the EU authorities. It also introduced the possibility for regulators to require pharmaceutical companies to conduct post-authorization efficacy studies at the time of approval, or at any time afterwards in light of scientific developments. There are also additional requirements regarding adverse drug reaction reporting and additional monitoring of products. Outside developed markets such as the EU and Japan, pharmacovigilance requirements vary and are typically less extensive.

The U.K. ceased to be a member state of the EU on January 31, 2020 (commonly known as Brexit). Since a significant portion of the regulatory framework in the U.K. is derived from the regulations of the EU, Brexit could materially change the regulatory framework applicable to the approval of our product candidates and other aspects of our business in the U.K., such as the pricing and importation of prescription products. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long term. The Medicines and Healthcare Products Regulatory Agency, or MHRA, has recently published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products and medical devices evolves over time. Brexit has also created uncertainty with regard to data protection regulation in the U.K., and in particular, how data transfers from the EU to the U.K. will be regulated. The EU and the U.K. have agreed a bridging period of up to six months to allow the continued free flow of data from the EU to the U.K., during which time the European Commission will assess whether the U.K. will be granted adequacy status. There is no certainty that an adequacy decision will be granted. If it is not, legal uncertainties regarding the flow of data across borders could increase the complexity and cost of transferring personal data from the EU to the U.K.

Health authorities in many middle- and lower-income countries require marketing approval by a recognized regulatory authority (i.e., similar to the authority of the FDA or the EMA) before they begin to conduct their application review process and/or issue their final approval. Many authorities also require local clinical data in the country’s population in order to receive final marketing approval. These requirements delay marketing authorization in those countries relative to the United States and Europe.

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

Sopharma sources cytisinicline from the Laburnum anagyroides plant, a shrub or small tree native to, and widely distributed throughout, Bulgaria, south Central Europe and the northwestern Balkan Peninsula. The seed pods are harvested from the shrubs and dried. Each tree takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Seeds are harvested annually, dried and stored for processing into cytisinicline.  Laburnum anagyroide seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. We expect Sopharma to continue stockpiling cytisinicline to meet the projected demand from us upon commercial launch.

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

INTELLECTUAL PROPERTY

The U.S. Supreme Court has held that certain claims to naturally occurring substances are not patentable. Cytisinicline is a naturally occurring product and, therefore, the compound itself is not patentable in the United States. Furthermore, cytisinicline has been used in other parts of the world for decades, creating further challenges to patenting uses of the compound.

Our development and commercialization of cytisinicline is protected by our exclusive supply agreement with Sopharma and Sopharma’s proprietary technology, experience and expertise in cytisinicline extraction. In addition, we intend to utilize market exclusivity laws including those under the Hatch-Waxman Act in the United States and exclusivity under Directive 2004/27/EC in the EU.

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2020, we had a portfolio of four patent families being prosecuted in Australia, Canada, China, Europe including the U.K., Japan, S. Korea, and the United States.  One patent family is also filed in Mexico, New Zealand and South Africa.  We have been granted patents in the United States, Canada, the U.K., and South Africa. Our patent portfolio includes claims directed to compositions of matter, methods of use and methods of synthesis of novel cytisinicline derivatives. Additionally. we have additionally acquired rights to two patent families relating to a new method of cytisinicline extraction, as well as cytisinicline formulations from Sopharma.

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

COMPETITION

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to smoking cessation and other product candidates that it may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Omeros, Aradigm, Adamed, Aflofarm, Axsome, Amygdala, Smoke Free Therapeutics, Antidote Therapeutics, Palisades Therapeutics, Ro and others. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

Prescription and Over-the-Counter Treatments

Two oral prescription drugs for smoking cessation are currently available in the United States. – Chantix and bupropion. Both have been proven effective in aiding smoking cessation, however, each is associated with a number of adverse effects.

Global sales of Chantix® were $919 million in 2020. Of those sales, $716 million, approximately 78%, were attributable to the U.S. market.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had a total of 13 employees, of whom five were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eight were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications.

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

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1, Canada and our telephone number is (604) 210-2217.

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

Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such an environment will improve. Further, the uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may also make it challenging to raise additional capital on favorable terms, if at all. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

Our business operations, and particularly the timing of the outcome of review of our clinical development plans for cytisinicline, are directly and indirectly affected by the operations of the U.S. government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to clinical development advice or ultimately any NDA filing. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shutdowns. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies without having an impact on our business.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and medications for smoking cessation. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

Further, the United Kingdom ceased to be a member state of the European Union on January 31, 2020 (commonly known as Brexit). Since a significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, Brexit could materially change the regulatory framework applicable to the approval of cytisinicline, which could have a material adverse effect on us and our operations. Brexit may also result in other significant regulatory and legislative changes in the United Kingdom, which could, for example, affect the pricing of pharmaceutical products in the United Kingdom, which could in turn result in diminished performance for us. Even if the substance of regulatory changes resulting from Brexit does not have a significant impact on our operations, it is reasonable to expect that we would incur potentially significant costs in connection with complying with any new regulations.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We are considering potential clinical studies in users of e-cigarettes, and have engaged FreeMind Group to assist in conducting a strategic assessment and securing non-dilutive funding to evaluate cytisinicline in vaping and e-cigarettes. FreeMind Group and other advisors may not be successful in securing non-dilutive funding, and we may ultimately abandon our efforts to expand into e-cigarette and vaping indications if we are unable to obtain funding or we believe the strategic assessment of such expansion is unfavorable.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business.  As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials, including:

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

These and other factors arising from the COVID-19 pandemic could worsen as the pandemic continues, which could further adversely impact our ability to conduct non-clinical development activities, non-clinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. With respect to our ORCA-2 clinical trial, we have experienced delays in enrollment, and we now expect enrollment to be complete in mid-2021. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods.

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

The extent to which the pandemic may impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

In March 2020, the FDA halted most field inspections of biopharmaceutical facilities and clinical research sites due to travel and contact restrictions imposed by the COVID-19 pandemic. This has restricted the FDA’s ability to perform facilities inspection and has resulted in the delay for the approval of new products. Increasing delay of approvals by the FDA could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to any NDA filing and or new product approval.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Omeros, Aradigm, Adamed, Aflofarm, Axsome, Amygdala, Smoke Free Therapeutics, Antidote Therapeutics, Palisades Therapeutics, Ro and others.

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

Even if cytisinicline displays a favorable efficacy and safety profile upon approval, market acceptance of cytisinicline remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of cytisinicline, if any, may require significant investment and resources and may never be successful. Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisinicline, or a generic version of cytisinicline, which require a prescription or may be available OTC. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

Presently, we have rights to intellectual property through trade secrets, licenses and patents from third parties, and patent applications that we own. Our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

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

In Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Cytisinicline is a naturally occurring product and is not patentable. Our intellectual property strategy involves novel formulations of cytisinicline and there is no guarantee that such patents will be issued or if issued, will be broad enough to prevent competitors from developing competing cytisinicline products. Although we do not believe that any patents that may issue from our pending patent applications directed at our product candidate, if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

In September 2017 we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or LPC, which was amended in March 2020, pursuant to which we have the right, from time to time, in our sole discretion and subject to certain conditions, to direct LPC to purchase additional shares of common stock having an aggregate value of approximately $10.0 million and we have exercised this right. We have directed LPC to purchase additional shares and may further direct LPC to purchase additional shares as often as every business day over the 54-month term of the Purchase Agreement in increments of up to 7,500 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement have been and will be based on prevailing market prices of common stock at the time of sale without any fixed discount, and we have controlled and will control the timing and amount of any sales of common stock to LPC. In addition, we have directed and we may direct LPC in the future to purchase additional amounts as accelerated purchases.

The sale of additional shares of our common stock pursuant to our purchase agreement with LPC has or will have a dilutive impact on our existing stockholders. Sales by us to LPC could cause the market price of our common stock to decline significantly. Sales of our common stock under the purchase agreement, or the perception that such sales will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the purchase agreement, or the perception that such sales will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

Because our merger resulted in an ownership change under Section 382 of the U.S. Internal Revenue Code for OncoGenex, pre-merger net operating loss carryforwards and certain other tax attributes are now subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our 2017 merger involving OncoGenex and Achieve Life Sciences, Inc. resulted in an ownership change for OncoGenex and, accordingly, OncoGenex’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the merger. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

In addition, beginning in 2022, the recently enacted tax legislation will require research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a business office located in Vancouver, British Columbia.

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

We believe that the facility we currently lease is sufficient for our anticipated near-term needs.

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

Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. In connection with a corporate transaction and name change, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI”, effective August 21, 2008. Following the completion of a corporate transaction and name change, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “ACHV”, effective August 2, 2017.

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 22, 2021, there were approximately 21 stockholders of record and there were approximately 9,885 beneficial stockholders of our common stock.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2020 were made by us or on our behalf.

On January 7, 2021, we issued 2,965 in unregistered shares of common stock pursuant to Section 4(a)(2) of the Securities Act to one of our vendors as part of a non-monetary barter transaction for the settlement of trade payables owed.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, the impact of the COVID-19 pandemic on our business and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	the effects of COVID-19 on our business and financial results;
•	expansion of our focus to address other methods of nicotine addiction;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction.  Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We may expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. Two of these trials were published in the New England Journal of Medicine in September 2011 and December 2014.

Cytisinicline is a naturally occurring, plant-based alkaloid from the seeds of the Laburnum anagyroides plant. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

In the third quarter of 2018, the United States Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $14.7 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $60.4 million, cash and cash equivalents balance of $35.9 million and a positive working capital balance of $34.0 million. During the year ended December 31, 2020, net cash used in operations was $13.5 million.

Cytisinicline Ongoing and Recent Clinical Developments

Clinical Trials

Ongoing Company-Sponsored Clinical Trials

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

Completed Company-Sponsored Clinical Trials

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 was the first trial in our Ongoing Research of Cytisinicline for Addiction Program, or ORCA Program, that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction therapy, and potential benefit in other indications.

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

In November 2019, we held a type C meeting with the FDA to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of the 13-Week interim report from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. This interim chronic toxicology report was submitted to the FDA in the second quarter of 2020.

Completed Investigator-Sponsored Clinical Trial

In June 2020, we announced the topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix® (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. The study enrollment was planned at 2140 subjects. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

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

Topline results indicated that the RAUORA trial achieved its primary endpoint in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at 6 months. In addition, the trial showed that cytisinicline resulted in significantly fewer reported nausea adverse events as well as significantly fewer overall adverse events when compared to varenicline (p<0.001).

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events, cytisinicline subjects showed significantly less nausea, insomnia and vivid dreams(p<0.05).

Also presented at the SRNT Europe Annual Meeting in September 2020 were results from a preclinical study conducted at the University of Cambridge Department of Biochemistry. The study was designed to examine the in vitro binding characteristics of cytisinicline compared to varenicline at the human 5-HT3 receptor. Using a radioligand antagonist displacement design, the study reported an IC50 of 0.50 mM for cytisinicline and 0.25 µM for varenicline, representing a 2000-greater fold agonist binding affinity to the 5-HT3 receptor for varenicline compared to cytisinicline. Agonist activation of 5-HT3 receptors in the brain stem has been shown to induce nausea and vomiting. The data demonstrating the difference in binding potency at the 5-HT3 receptor provide potential rationale for the lower overall incidence of adverse events reported for cytisinicline compared to varenicline.

Other Developments

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

In partnership with leading smoking cessation and nicotine addiction experts, we have developed a Phase 2 clinical trial protocol, ORCA-V1, to evaluate cytisinicline in this rapidly growing population of e-cigarette users. We are currently pursuing non-dilutive funding sources to help support this trial. We believe that cytisinicline could be the first prescription drug to offer a new option for vape and e-cigarette users who are ready to quit their nicotine addiction.

Non-clinical

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

Non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company-sponsored studies. Two chronic toxicology studies have been completed and submitted to the FDA. Additionally, one of the carcinogenicity studies is currently in progress, while the second carcinogenicity study is planned for initiation during Phase 3 development.

Impact of COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. As a result of the pandemic, we may experience disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our ORCA-2 clinical trial, we have experienced delays in enrollment, and we now expect enrollment to be complete in mid-2021. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Corporate History

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effective as of July 31, 2020, for a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and is intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. On August 14, 2020, we

received written confirmation from NASDAQ that we regained compliance with the Minimum Bid Price Rule and the matter has been closed.

Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock splits.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

Years Ended December 31, 2020, 2019 and 2018

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Clinical development programs:
Cytisinicline	$6,882	$9,674	$5,868
Total research and development expenses	$6,882	$9,674	$5,868

Research and development expenses for the years ended December 31, 2020, 2019 and 2018 were $6.9 million, $9.7 million and $5.9 million, respectively. The decrease in 2020 as compared to 2019 was primarily due to timing of our completion of the ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and completed in June 2019 and the initiation of the ORCA-2 trial in October 2020. The increase in 2019 as compared to 2018 was primarily due to our ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and was completed in June 2019.

General and Administrative Expenses

Our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total general and administrative expenses	$7,868	$6,854	$6,945

G&A expenses for the years ended December 31, 2020, 2019 and 2018 were $7.9 million, $6.9 million and $6.9 million, respectively. The increase in 2020 as compared to 2019 was primarily due to higher employee costs, increased activity on patent development, additional market research and public relations activities, and increased insurance premiums. This was partially offset by lower travel costs as a result of travel restrictions across the United States and other countries during the COVID-19 pandemic. General and administrative expenses remained flat in 2019 as compared to 2018.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $60.4 million through December 31, 2020 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2020, we had a cash and cash equivalents balance of $35.9 million and a positive working capital balance of $34.0 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

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

During the year ended December 31, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through March 11, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of December

31, 2020, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into approximately 83 shares of common stock and warrants to purchase approximately 83 shares of common stock.

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

The Class A Units and Class B Units were not certificated and the shares of common stock, Series B Convertible Preferred Stock and warrants comprising such units were immediately separable and were issued separately in the public offering. The Class A Units and Class B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-234530), and each amendment thereto, which was initially filed with the SEC on November 6, 2019 and declared effective by the SEC on December 17, 2019.

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or Ladenburg, on December 17, 2019, we granted Ladenburg a 45-day option, or the 2019 Overallotment Option, to purchase up to 150,000 additional shares of common stock and/or warrants to purchase up to 150,000 shares of common stock solely to cover over-allotments. The 2019 Overallotment Option was exercised in full on December 17, 2019.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.3 million.

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of December 31, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $6.60 per Unit, for aggregate gross proceeds of approximately $1.9 million. The placement agent received a cash commission on the gross proceeds from the sale of the Units and was issued a five year warrant upon substantially similar terms as the investor warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting placement agent expenses and commissions and offering expenses was approximately $1.6 million.

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

December 2020 Public Offering

On December 7, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 2,472,500 shares of our common stock, including 322,500 shares subject to the underwriter’s option to purchase additional shares, or the Shares. The shares were sold at the public offering price of $7.00 per share.

We also issued a warrant to purchase 50,000 shares of common stock to the representative of the underwriters, the Representative’s Warrant, as a portion of the underwriting compensation payable in connection with this offering. The Representative’s Warrant will be exercisable beginning on May 31, 2021, with an exercise price of $8.75 per share and a term of five years. Under ASC 260, the fair value of the Representative’s Warrant of $0.3 million was charged against Additional Paid-In Capital.

The Public Offering raised total gross proceeds of approximately $17.3 million and after deducting approximately $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $15.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Cash Flows

Operating Activities

For the years ended December 31, 2020, 2019 and 2018, net cash used in operating activities was $13.5 million, $15.2 million, and $10.6 million, respectively. The decrease in cash used in operations in 2020 as compared to 2019 was primarily attributable to decrease in research and development expenses related to our ORCA-1 trial, this was partially offset by the initiation of the ORCA-2 trial in October 2020. The increase in cash used in operations in 2019 as compared to 2018 was primarily attributable to increased research and development expenses related to our ORCA-1 trial.

Financing Activities

For the years ended December 31, 2020, 2019 and 2018 net cash provided by financing activities was $32.7 million, $17.3 million and $19.8 million, respectively. Net cash provided by financing activities for the year ended December 31, 2020 relates to proceeds from our December 2020 public offering, August 2020 Public Offering, July 2020 Registered Direct Offering, from warrant exercises and from our April 2020 Private Placement.  Net cash provided by financing activities for the year ended December 31, 2019 relates to proceeds from our December 2019 public offering, from warrant exercises and from our purchase agreement with LPC. Net cash provided by financing activities for the year ended December 31, 2018 relates to proceeds from our June 2018 public offering, October 2018 registered direct offering and exercise of warrants.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $17,000 and was attributable to the purchase of equipment. Net cash provided by investing activities for the year ended December 31, 2019 was $5.0 million. Net cash used in investing activities for the year ended December 31, 2018 was $5.1 million. Net cash used in investing activities for the years ended December 31, 2019 and 2018 were due mainly to transactions involving short-term investments in the normal course of business.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

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

Stock-Based Compensation

Under the fair value recognition provisions of the ASC 718, “Stock Compensation”, we use the modified prospective method with respect to options granted to employees and directors. The expense is amortized on a straight-line basis over the graded vesting period.

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

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We have warrants classified as equity and these are not reassessed for their fair value at the end of each reporting period. Warrants classified as equity are initially measured at their fair value and recognized as part of stockholders’ equity. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants.

Recently Adopted Accounting Policies

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity

As described in Note 1 to the consolidated financial statements, the Company has historically experienced recurring losses from operations. As at December 31, 2020, the Company had cash and cash equivalents of $35.9 million and a positive working capital balance of $34.0 million. During the year ended December 31, 2020 the Company incurred a net loss of $14.7 million and net cash used in operations was $13.5 million. The Company believes that it will be able to settle its commitments and liabilities in the normal course of business as they fall due during the next 12 months. As a development stage company with no current sources of revenue, the Company is dependent on its ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of its clinical trials and corporate activities.

The principal considerations for our determination that performing procedures relating to liquidity is a critical audit matter are the significant judgments required by management in developing assumptions related to the amount and timing of future funding requirements, including the pace and results of clinical development efforts, which led to auditor judgment and subjectivity in performing procedures to evaluate management’s future funding requirements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the appropriateness of management’s assessment of the Company’s liquidity. This assessment included evaluating the reasonableness of significant assumptions used in developing the amount and timing of future funding requirements, which include the pace and results of clinical development efforts. The evaluation of significant assumptions considered the past performance of the Company and consistency with evidence obtained in other areas of the audit. Additionally, these procedures included evaluating the sufficiency of the Company’s liquidity disclosure.

PricewaterhouseCoopers LLP (signed)

Chartered Professional Accountants

Vancouver, Canada March 11, 2021

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents [note 6]	$35,853	$16,664
Prepaid expenses and other assets	1,122	670
Total current assets	36,975	17,334
Restricted cash [note 6]	50	50
Property and equipment, net [note 7]	42	57
Right-of-use assets [note 11]	146	329
Other assets [note 8]	187	187
License agreement [note 4 and 5]	1,864	2,087
Goodwill	1,034	1,034
Total assets	$40,298	$21,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$332	$859
Accrued liabilities other	584	304
Accrued clinical liabilities	453	387
Accrued compensation	1,474	1,116
Current portion of long-term obligations [note 11]	92	203
Total current liabilities	2,935	2,869
Long-term obligations [note 11]	77	159
Total liabilities	3,012	3,028
Commitments and contingencies [note 11]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2020 and December 31, 2019.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2020 and 1,121 issued and outstanding at December 31, 2019.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 6,111,735 and 1,474,258 issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	76	41
Additional paid-in capital	97,640	63,709
Accumulated deficit	(60,434)	(45,704)
Accumulated other comprehensive income	4	4
Total stockholders' equity	37,286	18,050
Total liabilities and stockholders' equity	$40,298	$21,078

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2020	2019	2018
EXPENSES
Research and development	$6,882	$9,674	$5,868
General and administrative	7,868	6,854	6,945
Total operating expenses	14,750	16,528	12,813
OTHER INCOME (EXPENSE)
Interest income	69	170	171
Other expenses	(49)	(37)	(45)
Total other income	20	133	126
Net loss and comprehensive loss	$(14,730)	$(16,395)	$(12,687)
Basic and diluted net loss per common share [note 1 and note 10 [g]]	$(5.42)	$(39.76)	$(72.29)
Shares used in computation of basic and diluted net loss per common share [note 1 and note 10 [g]]	2,718,909	412,320	175,511

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	59,739	12	—	—	20,556	5	(12,694)	7,879
Stock-based compensation expense	—	—	—	—	854	—	—	854
Restricted stock unit settlements	267	—	—	—	—	—	—	—
Adjustment of fractional shares on reverse stock split	1	—	—	—	—	—	—	—
Shares issued - from purchase agreement with Lincoln Park Capital	4,800	1	—	—	1,278	—	—	1,279
Shares issued - June 2018 Public offering	58,025	1	9,158	—	12,193	—	—	12,194
Shares issued - October 2018 Registered direct offering	89,462	2	—	—	4,958	—	—	4,960
Shares issued on exercise of warrants	16,525	—	—	—	1,324	—	—	1,324
Shares issued on conversion of Series A preferred shares	107,236	2	(8,579)	—	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(12,687)	(12,687)
Balance, December 31, 2018	336,055	18	579	—	41,161	4	(25,381)	15,802
Stock-based compensation expense	—	—	—	—	1,201	—	—	1,201
Restricted stock unit settlements	254	—	—	—	—	—	—	—
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Shares issued - from purchase agreement with Lincoln Park Capital	18,700	—	—	—	792	—	—	792
Shares issued - December 2019 Public offering	628,876	13	6,256	—	12,321	—	—	12,334
Adjustments to final June 2018 financing costs	—	—	—	—	116	—	—	116
Shares issued on exercise of warrants	55,390	1	—	—	4,198	—	—	4,199
Shares issued on conversion of Series A preferred shares	7,237	—	(579)	—	—	—	—	—
Shares issued on conversion of Series B preferred shares	427,746	9	(5,135)	—	(9)	—	—	—
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Net loss	—	—	—	—	—	—	(16,395)	(16,395)
Balance, December 31, 2019	1,474,258	41	1,121	—	63,709	4	(45,704)	18,050
Stock-based compensation expense	—	—	—	—	1,286	—	—	1,286
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(14)	—	—	(14)

Shares issued on exercise of warrants	489,947	7	—	—	3,224	—	—	3,231
Shares issued - April 2020 Private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued - July 2020 Registered direct offering	731,707	15	—	—	5,292	—	—	5,307
Shares issued - August 2020 Public offering	569,043	1	—	—	6,821	—	—	6,822
Shares issued - December 2020 Public offering	2,472,500	2	—	—	15,787	—	—	15,789
Restricted stock unit settlements	128	—	—	—	—	—	—	—
Costs relating to December 2019 Public offering	—	—	—	—	(34)	—	—	(34)
Shares issued on conversion of Series A preferred shares	—	2	—	—	(2)	—	—	—
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	(9)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,730)	(14,730)
Balance, December 31, 2020	6,111,735	76	—	—	97,640	4	(60,434)	37,286

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net loss	$(14,730)	$(16,395)	$(12,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	31	60
Amortization	223	223	222
Stock-based compensation [note 10[c]]	1,286	1,201	854
Cumulative adjustment on adoption of lease standard	—	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(452)	194	(341)
Accounts payable	(527)	715	(69)
Accrued liabilities other	280	(328)	310
Accrued clinical liabilities	66	(812)	322
Accrued compensation	358	(52)	710
Lease obligation	(10)	10	(4)
Net cash used in operating activities	(13,474)	(15,216)	(10,623)
Financing Activities:
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	792	1,279
Financing costs relating to purchase agreement with Lincoln Park Capital	(14)	—	—
Proceeds from June 2018 Public offering, net of issuance costs	—	—	12,194
Proceeds from exercise of warrants	3,231	4,199	1,324
Proceeds from October 2018 Registered direct offering, net of issuance costs	—	—	4,960
Proceeds from December 2019 Public offering, net of issuance costs	—	12,334	—
Financing costs relating to the December 2019 Public offering	(34)	—	—
Proceeds from the April 2020 Private placement, net of issuance costs	1,579	—	—
Proceeds from the July 2020 Registered direct offering, net of issuance costs	5,307	—	—
Proceeds from the August 2020 Public offering, net of issuance costs	6,822	—	—
Proceeds from the December 2020 Public offering, net of issuance costs	15,789	—	—
Net cash provided by financing activities	32,680	17,325	19,757
Investing Activities:
Purchase of property and equipment	(17)	(53)	(46)
Proceeds on disposal of assets	—	—	10
Purchase of investments	—	(25)	(5,539)
Maturities of investments	—	5,114	450
Net cash provided by (used in) investing activities	(17)	5,036	(5,125)
Effect of exchange rate changes on cash	—	4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	19,189	7,149	4,009
Cash, cash equivalents and restricted cash at beginning of year	16,714	9,565	5,556
Cash, cash equivalents and restricted cash at end of year	$35,903	$16,714	$9,565

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY RISK

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation. We were incorporated in the state of Delaware, and operate out of Vancouver, British Columbia and Seattle, Washington.

Liquidity

We have historically experienced recurring losses from operations that have incurred an accumulated deficit of $60.4 million through December 31, 2020. At December 31, 2020, we had cash and cash equivalents of $35.9 million and a positive working capital balance of $34.0 million. During the year ended December 31, 2020, we incurred a net loss of $14.7 million and net cash used in operations was $13.5 million.  We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

Reverse Stock Splits

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

Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock splits.

Basis of Presentation

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and carry at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

Fair value of financial instruments

Other financial instruments including accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation are carried at cost, which we believe approximates fair value because of the short-term maturities of these instruments.

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

Stock-Based Compensation

Under the fair value recognition provisions of the ASC 718, “Stock Compensation”, we use the modified prospective method with respect to options granted to employees and directors. The expense is amortized on a straight-line basis over the graded vesting period.

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

Warrants

We account for warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of registered securities upon exercise and therefore do not sufficiently preclude an implied right to net cash settlement. We have warrants classified as equity and these are not reassessed for their fair value at the end of each reporting period. Warrants classified as equity are initially measured at their fair value and recognized as part of stockholders’ equity. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants.

Reporting Currency and Foreign Currency Translation

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

3. FINANCIAL INSTRUMENTS AND RISK

For certain of our financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation carrying values approximate fair value due to their short-term nature. Our cash equivalents are recorded at fair value.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2020 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

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

The components of intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,253)	$1,864	$3,117	$(1,030)	$2,087

For the year ended December 31, 2020 and 2019 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2020:

Year Ending December 31,
2021	223
2022	223
2023	223
2024	223
Thereafter	972
Total	$1,864

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2020.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2020, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Cash and cash equivalents

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash	$473	$—	$—	$473
Money market securities (cash equivalents)	35,380	—	—	35,380
Restricted cash (Note 11)	50	—	—	50
Total assets	$35,903	$—	$—	$35,903

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash	$949	$—	$—	$949
Money market securities (cash equivalents)	15,715	—	—	15,715
Restricted cash (Note 11)	50	—	—	50
Total assets	$16,714	$—	$—	$16,714

Cash and cash equivalents (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2020	Cost	Gains	Losses	Fair Value
Cash	$473	$—	$—	$473
Money market securities	35,380	—	—	35,380
Total cash and cash equivalents	$35,853	$—	$—	$35,853
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Cash	$949	$—	$—	$949
Money market securities	15,715	—	—	15,715
Total cash and cash equivalents	$16,664	$—	$—	$16,664
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities with maturities of one year or less.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2020
Computer equipment	$242	$229	$13
Furniture and fixtures	42	42	—
Leasehold improvements	36	22	14
Computer software	335	331	4
Equipment under capital lease	19	8	11
Total property and equipment	$674	$632	$42

8. OTHER ASSETS

Other assets include deferred share issues costs, prepaid amounts related to insurance that will not be utilized in the next 12 months and deposits paid for office space in accordance with the terms of the operating lease agreements.

9. INCOME TAX

[a] We are a Delaware incorporated company subject to blended US Federal and state statutory rates for December 31, 2020, 2019 and 2018 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

Income tax expense/(recovery) consisted of the following (in thousands):

(In thousands)	2020	2019	2018
Income tax recovery at statutory rates (at a rate of 21% for all years presented)	$(3,094)	$(3,490)	$(2,664)
Expenses not deducted for tax purposes	118	116	70
Effect of tax rate changes on deferred tax assets and liabilities	34	(13)	(1,416)
Rate differential on foreign earnings	(103)	(296)	(165)
Reduction in benefit of operating losses	—	—	—
Reduction in the benefit of other tax attributes	—	—	—
Investment tax credits	(23)	(84)	—
Change in valuation allowance	3,662	(3,246)	4,182
Book to tax return adjustments	(518)	(75)	20
Unrecognized tax benefits	—	7,192	—
Reversal of previously accrued taxes due to IRS reassessment	—	(221)	—
Other	(76)	(104)	(27)
Income tax expense/(recovery)	$—	$(221)	$—

[b] At December 31, 2020, we have investment tax credits of $2.8 million (2019—$2.9 million) available to reduce future Canadian income taxes otherwise payable. We also have non-capital loss carryforwards of $105.6 million (2019—$104.2 million) available to offset future taxable income in Canada, UK net operating loss carryforwards of $3.2 million (2019—$2.7 million) to offset future taxable income in the UK and federal net operating loss carryforwards of $34.8 million (2019—$25.3 million) to offset future taxable income in the United States.

The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows (in thousands):

		US	Canadian	UK
	Investment	Net Operating	Non-capital	Net Operating
	Tax Credits	Losses	Losses	Losses
2020	2	—	—	—
2021	2	—	—	—
2022	1	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	244	—	—	—
2026	71	—	7,660	—
2027	—	—	6,082	—
2028	111	—	7,256	—
2029	237	9	1,712	—
2030	346	5	6,770	—
2031	486	17	12,354	—
2032	363	43	17,278	42
2033	193	2	23,240	54
2034	215	3	17,077	46
2035	122	654	3,112	27
2036	80	611	5,361	58
2037	22	8,763	(5,295)	654
2038	202	7,207	(3,179)	955
2039	220	7,982	4,443	869
2040	112	9,501	1,725	531
	$3,029	$34,797	$105,596	$3,236

In addition, we have unclaimed tax deductions of approximately $16.0 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. We also have research and development tax credits of $0.3 million available to reduce future taxes payable in the United States. The research and development tax credits expire in 2040.

[c] Significant components of our deferred tax assets as of December 31 are shown below (in thousands):

	2020	2019
Deferred tax assets
Tax basis in excess of book value of assets	$892	$891
Non-capital loss carryforwards	35,596	33,166
Research and development deductions and credits	7,010	6,256
Stock options	466	315
§59(e) Capitalized R&D expenses	3,757	3,501
Accrued expenses	164	79
Other	183	181
Total deferred tax assets	48,068	44,389
Valuation allowance	(47,539)	(43,875)
Net deferred assets	529	514
Deferred tax liabilities
Right of use assets	(135)	(79)
Other	(394)	(435)
Total deferred tax liabilities	(529)	(514)

Net deferred tax assets	—	—

The potential income tax benefits relating to these deferred tax assets have not been recognized in the accounts as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, a valuation allowance has been recorded and no net deferred tax assets have been recognized in all jurisdictions as at December 31, 2020.

[d] Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2020 is as follows (in thousands):

	Year ended
	December 31,
	2020	2019	2018
Balance at January 1	$724	$717	$715
Additions based on tax positions related to the current year	—	7	6
Deductions based on tax positions related to prior years	—	—	(4)
Additions based on tax positions related to the prior years	5	—	—
Additions based on tax positions related to prior period adjustments	38	—	—
Balance at December 31	$767	$724	$717

As of December 31, 2020, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2020 and December 31, 2019 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the U.K. and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2012 to 2020
United Kingdom	2013 to 2020
US	2017 to 2020

10. COMMON STOCK

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

Pursuant to the Purchase Agreement, LPC initially purchased 1,644 of our units, or the Units, at a purchase price of $608 per unit, with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase one-quarter of a share of common stock at an exercise price of $699.20 per share, or Warrant.  Each Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The Warrants were issued only as part of the Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the Purchase Agreement.

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

During year ended December 31, 2020, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entering into the Purchase Agreement, from September 14, 2017 through December 31, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

June 2018 Public Offering

On June 19, 2018, we completed an underwritten registered public offering, pursuant to which we sold 35,525 Class A Units at a price per unit of $80.00 and 9,158 Class B Units at a price per unit of $1,000.

Each Class A Unit consisted of one share of our common stock and a warrant to purchase one share of common stock.

Each Class B Unit consisted of one share of Series A Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into approximately 12 shares of common stock and warrants to purchase approximately 12 shares of common stock.

Each warrant was immediately exercisable, expires on the five-year anniversary of the date of issuance and is exercisable at a price per share of common stock of $80.00. Additionally, subject to certain exceptions, if, after the June 19, 2018, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the 2018 Measurement Period, which 2018 Measurement Period commences on June 19, 2018, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2018 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

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

In addition, pursuant to the Underwriting Agreement we entered into with Ladenburg Thalmann & Co. Inc., or the Underwriter, on June 15, 2018, we granted the Underwriter a 45 day option, or the 2018 Overallotment Option, to purchase up to 22,500 additional shares of common stock and/or warrants to purchase up to 22,500 shares of Common Stock solely to cover over-allotments. The 2018 Overallotment Option was exercised in full on June 18, 2018.

The public offering raised total gross proceeds of $13.8 million and after deducting $1.6 million in underwriting discounts and commissions and offering expenses, we received net proceeds of $12.2 million

The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

As of December 31, 2019, all 9,158 shares of the Series A Convertible Preferred Stock had been converted into 114,475 shares of common stock, and no shares of the Series A Convertible Preferred Stock remained outstanding.

October 2018 Registered Direct Offering

On October 3, 2018 we completed a registered direct offering, pursuant to which we sold approximately 89,462 shares of common stock at a price per share of $62.89. We also issued to the investors in a concurrent private placement unregistered warrants to purchase up to 0.5 shares of common stock for each share purchased in the registered direct offering with an exercise price of $62.89 per share. The warrants were exercisable immediately upon issuance and will expire five years following the date of issuance.

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

Each Class B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.001 per share, convertible at any time at the holder’s option into 83 shares of common stock, and warrants to purchase 83 shares of common stock.

Each warrant was immediately exercisable, expires on the five year anniversary of the date of issuance and is exercisable at a price per share of common stock of $6.60, subject to adjustment in the event of subsequent equity sales of common stock or securities convertible into common stock for an exercise price per share less than the exercise price per share of the warrants then in effect, provided, however, that the exercise price of the warrants cannot be reduced to an amount less than $1.2 per share of common stock. Additionally, subject to certain exceptions, if, after December 17, 2019, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the 2019 Measurement Period, which 2019 Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such 2019 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

The Class A Units and Class B Units were not certificated and the shares of common stock, Series B Convertible Preferred Stock and warrants comprising such units were immediately separable and were issued separately in the public offering. The Class A Units and B Units were offered by us pursuant to the registration statement on Form S-1 (File No. 333-234530), and each amendment thereto, which was initially filed with the SEC on November 6, 2019 and declared effective by the SEC on December 17, 2019.

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

As of December 31, 2020, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $6.60 per Unit, for aggregate gross proceeds of approximately $1.9 million. The placement agent received a cash commission on the gross proceeds from the sale of the Units and was issued a five (5) year warrant upon substantially similar terms as the investor warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting placement agent expenses and commissions and offering expenses was approximately $1.6 million.

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

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, or the Public Offering, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the Shares, and (b) prefunded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The Shares were sold at the public offering price of $10.50 per share. The Pre-Funded Warrants were sold at a public offering price of $10.499, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

December 2020 Public Offering

On December 7, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 2,472,500 shares of our common stock, including 322,500 shares subject to the underwriter’s option to purchase additional shares, or the Shares. The Shares were sold at the public offering price of $7.00 per share.

We also issued a warrant to purchase 50,000 shares of common stock to the representative of the underwriters, the Representative’s Warrant, as a portion of the underwriting compensation payable in connection with this offering. The Representative’s Warrant will be exercisable beginning on May 31, 2021, with an exercise price of $8.75 per share and a term of five years. Under ASC 260, the fair value of the Representative’s Warrant of $0.3 million was charged against Additional Paid-In Capital.

The Public Offering raised total gross proceeds of approximately $17.3 million and after deducting approximately $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $15.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Equity Award Issuances and Settlements

During the year ended December 31, 2020, we did not issue any shares of common stock to satisfy stock option exercises and issued 236 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common to satisfy stock option exercises and 256 shares of common stock to satisfy restricted stock unit settlements for the year ended December 31, 2019.

[c] Stock options

2018 Equity Incentive Plan

As of December 31, 2020, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 215,514 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 214,055 were reserved for options currently outstanding and 1,459 were available for future equity grants.

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

2017 Equity Incentive Plan

As of December 31, 2020, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2020, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 462 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 231 were reserved for options currently outstanding and 231 were reserved for restricted stock units currently outstanding.

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

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because of the lack of sufficient historical exercise data. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2020	2019
Risk-free interest rates	0.94%	2.52%
Expected dividend yield	0%	0%
Expected life	6.00 years	5.97 years
Expected volatility	108.78%	94.25%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2020 was $8.76.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2020	2019
Research and development	$403	$364
General and administrative	883	837
Total stock-based compensation	$1,286	$1,201

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2020	50,498	$190.46
Granted	178,380	10.66
Expired	(30)	34,874.40
Forfeited	(1,406)	227.61
Balance, December 31, 2020	227,442	$44.64

The following table summarizes information about stock options outstanding at December 31, 2020 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$8.60 -$9.48	5,500	$8.60	9.36
$9.49 - $10.78	98,000	10.36	9.88
$10.79 - $19.80	74,880	11.20	9.08
$19.81 - $39.80	14,766	28.40	8.08
$39.81 - $59.30	18,747	51.20	7.72
$59.31 - $67.50	8,087	67.40	7.57
$67.51 - $329.20	2,162	77.96	8.35
$329.21 - $1,389.00	5,069	578.00	6.58
$1,389.01 - $6,424.00	109	3,845.36	4.53
$6,424.01 - $39,204.00	122	23,032.56	2.58
	227,442	$44.64	9.13

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$8.60 -$9.48	—	$—	—
$9.49 - $10.78	—	—	—
$10.79 - $19.80	—	—	—
$19.81 - $39.80	8,459	28.40	8.08
$39.81 - $59.30	11,951	51.20	7.72
$59.31 - $67.50	4,930	67.40	7.57
$67.51 - $329.20	1,926	79.23	8.36
$329.21 - $1,389.00	4,317	578.00	6.58
$1,389.01 - $6,424.00	109	3,845.36	4.53
$6,424.01 - $39,204.00	122	23,032.56	2.58
	31,814	$221.96	7.65

As at December 31, 2020, and December 31, 2019, the total unrecognized compensation expense related to stock options granted was $2.2 million and $1.8 million, respectively, each of which is expected to be recognized into expense over a period of approximately 2.18 years.

The estimated grant date fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $0.9 million and $1.0 million, respectively.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was zero, zero and zero, respectively. At December 31, 2020, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2020, 2019 and 2018, $0.1 million, $0.4 million and $0.2 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2020:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	500	$579.85
Released	(236)	579.96
Forfeited or expired	(33)	578.00
Balance, December 31, 2020	231	$580.00

As of December 31, 2020, we had approximately $0.1 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 0.58 years.

[e] Stock Warrants

On May 30, 2019, we entered into a Warrant Exercise Agreement, or the Exercise Agreement, with an institutional investor. Pursuant to the Exercise Agreement, the investor exercised (i) outstanding warrants to purchase 13,515 shares of our common stock with an exercise price of $62.89 per share issued as part of the October 2018 financing and (ii) outstanding warrants to purchase 41,875 shares of our common stock with an exercise price of $80.00 per share issued as part of the June 2018 financing, for aggregate exercise proceeds to us of approximately $4.2 million, or, collectively, the Warrant Exercise.

As an inducement for the Warrant Exercise, we agreed to issue to the investor a new warrant, exercisable for six years, to purchase up to 60,000 shares of our common stock at an exercise price of $90 per share, or the New Warrant. We also agreed to file a registration statement covering the resale of the shares underlying the New Warrant Shares. The New Warrant and the shares underlying the New Warrant were offered to the investor in reliance upon the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Under ASC 260, the fair value of the New Warrant of $3.9 million was recognized into accumulated deficit on our consolidated balance sheet as at June 30, 2019. We determined the fair value of the New Warrant using the Black-Scholes pricing model with the following assumptions: stock price of $84.6, volatility of 97.16%, risk-free interest rate of 2.06% and expected term of six years.

The following is a summary of outstanding warrants to purchase common stock at December 31, 2020:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.2000	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.0000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.8900	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.0000	May 2025
(5) Warrants issued in December 2019 financing	660,050	$6.6000	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.2400	April 2025
(7) Warrants issued in April 2020 financing	28,125	$7.3200	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.5900	April 2025
(9) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(10) Warrants issued in December 2020 financing	50,000	$8.7500	December 2025

*The pre-funded warrants do not have an expiration date.

For the year ended December 31, 2020, 489,952 of the warrants issued in the December 2019 financing were exercised at a per unit price of $6.60, for proceeds of $3.2 million. For the year ended December 31, 2019, 41,875 of the warrants issued in the June 2018 financing were exercised at a per unit price of $80.00, for proceeds of $3.4 million and 13,515 of the warrants issued in the October 2018 financing were exercised at a per unit price of $62.89, for proceeds of $0.8 million. As at December 31, 2020, all of our outstanding warrants are classified as equity.

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

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2020	2019	2018
Numerator
Net loss	$(14,730)	$(16,395)	$(12,687)
Denominator
Weighted average number of common shares outstanding	2,718,909	412,320	175,511
Basic and diluted net loss per common share	$(5.42)	$(39.76)	$(72.29)

As of December 31, 2020, a total of 1.5 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Seattle office operating lease	$25	$25	$—	$—	$—
Vancouver office operating lease - new	$142	$68	$74	$—	$—
Total	$167	$93	$74	$—	$—

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

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2021	68
2022	68
2023	6
Total	$142

Seattle Lease Arrangement

On December 11, 2017, we entered into a lease, or the Seattle Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The initial term of the Seattle Lease expired at the end of the February 2021 on the third anniversary of the Seattle Lease. This lease was not renewed.

Our monthly base rent for the premises started at approximately $11,685 which commenced on March 1, 2018 and increased on an annual basis up to approximately $12,397. In addition, we paid a security deposit to Pike in the amount of $37,192, which was subject to periodic reductions in the amount of $12,397 after each of the first and second anniversaries of the Seattle Lease, which Pike may retain for base rent or other damages, in the event of our default under the Seattle Lease.

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

The future minimum annual lease payments under the Seattle Lease were as follows (in thousands):

2021	25
Total	$25

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington offices for years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.2 million and $0.3 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$186	$176
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	455
Weighted Average Remaining Lease Term
Operating leases	1.77 years	2.16 years
Weighted Average Discount Rate
Operating leases	9.97%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2020.

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

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2020 and 2019 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2020
Research and development	1,541	1,103	1,891	2,347
General and administrative	1,816	1,815	1,863	2,374
Total operating expenses	3,357	2,918	3,754	4,721
Other income (expense)	37	(4)	(10)	(3)
Net loss	(3,320)	(2,922)	(3,764)	(4,724)
Basic and diluted net loss per share	$(2.15)	$(1.68)	$(1.14)	$(1.11)
2019
Research and development	4,055	2,032	1,824	1,763
General and administrative	1,885	1,630	1,893	1,446
Total operating expenses	5,940	3,662	3,717	3,209
Other income	36	38	44	15
Net loss	(5,904)	(3,624)	(3,673)	(3,194)
Basic and diluted net loss per share	$(17.57)	$(10.08)	$(9.07)	$(5.91)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2020:

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	227,673	(1)	$44.64	(1)	1,459	(1)
Equity compensation plans not approved by security holders(2)	—		—		—
Total	227,673		$44.64		1,459

(1)

As of December 31, 2020, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan and (c) the 2018 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.1	May 23, 2018

3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

4.3	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.4	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.5	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.6	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.7	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.8	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.9	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.10	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.11	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

10.3	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.4	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.5	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.6	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.7a	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.7b	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.7c	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.8	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.9	Achieve Life Sciences 2018 Equity Incentive Plan, and forms of award agreements thereunder††	10-Q	033-80623	10.1	November 7, 2018

10.10	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.11	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.12	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.13	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.14	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.15	Employment Agreement between the Company and Anthony Clarke, executed May 22, 2018 ††	8-K	033-80623	10.2	May 23, 2018

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.18	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.21	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.22	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Lease by and between 520 Pike Street, Inc. and Achieve Life Sciences, Inc., dated December 11, 2018	10-Q	033-80623	10.20	March 1, 2018

10.25	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019.	10-K	033-80623	10.25	March, 14, 2019

10.26	Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	8-K	033-80623	10.1	September 14, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.27	Amendment No. 1 to Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	10-K	033-80623	10.27	March 13, 2020

10.28	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.29	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.30	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Anthony Clark††	10-Q	033-80623	10.2	November 12, 2020

10.31	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and John Bencich ††	10-Q	033-80623	10.3	November 12, 2020

10.32	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††	10-Q	033-80623	10.4	November 12, 2020

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2

Certification of Senior Director of Accounting Operations (Principal Accounting Officer)Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2

Certification of Senior Director of Accounting Operations (Principal Accounting Officer) Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 11, 2021	By:	/s/ JOHN BENCICH
John Bencich
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Bencich and Richard Stewart, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JOHN BENCICH	Chief Executive Officer and Director (Principal Executive Officer and Financial Officer)	Date: March 11, 2021
John Bencich

By: /s/ JERRY WAN	Senior Director of Accounting Operations (Principal Accounting Officer)	Date: March 11, 2021
Jerry Wan

By: /s/ RICHARD STEWART	Executive Chairman and Director	Date: March 11, 2021
Richard Stewart

By: /s/ SCOTT CORMACK	Director	Date: March 11, 2021
Scott Cormack

By: /s/ DONALD JOSEPH	Director	Date: March 11, 2021
Donald Joseph

By: /s/ MARTIN MATTINGLY	Director	Date: March 11, 2021
Martin Mattingly

By: /s/ H. STEWART PARKER	Director	Date: March 11, 2021
H. Stewart Parker

By: /s/ JAY MOYES	Director	Date: March 11, 2021
Jay Moyes