Form 10-Q
period 2021-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2021-05-13
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 13, 2021, there were 6,164,360 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$29,637	$35,853
Prepaid expenses and other assets	802	1,122
Total current assets	30,439	36,975
Property and equipment, net	33	42
Right-of-use assets [note 7]	108	146
Other assets and restricted cash [note 5]	239	237
License agreement [note 3 and 4]	1,809	1,864
Goodwill [note 4]	1,034	1,034
Total assets	$33,662	$40,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$332
Accrued liabilities other	211	584
Accrued clinical liabilities	2,130	453
Accrued compensation	522	1,474
Current portion of long-term obligations [note 7]	67	92
Total current liabilities	3,515	2,935
Long-term obligations [note 7]	59	77
Total liabilities	3,574	3,012
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2021 and zero issued and outstanding at December 31, 2020.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2021 and zero issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 6,149,917 issued and outstanding at March 31, 2021 and 6,111,735 issued and outstanding at December 31, 2020, respectively.	76	76
Additional paid-in capital	98,441	97,640
Accumulated deficit	(68,433)	(60,434)
Accumulated other comprehensive income	4	4
Total stockholders' equity	30,088	37,286
Total liabilities and stockholders' equity	$33,662	$40,298

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2021	2020
EXPENSES
Research and development	5,642	1,541
General and administrative	2,342	1,816
Total operating expenses	7,984	3,357
OTHER INCOME (EXPENSE)
Interest income	8	42
Other expenses	(23)	(5)
Total other income (expense)	(15)	37
Net loss and comprehensive loss	$(7,999)	$(3,320)
Basic and diluted net loss per common share	$(1.30)	$(2.15)
Weighted average shares used in computation of basic and diluted net loss per common share	6,131,821	1,546,839

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net loss	$(7,999)	$(3,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	64	61
Stock-based compensation [note 6 [c] and note 6 [d]]	542	302
Shares issued as settlement with trade vendor	23	—
Changes in operating assets and liabilities:
Amounts receivable	—	8
Prepaid expenses and other assets	318	(190)
Accounts payable	253	(675)
Accrued liabilities other	(373)	(130)
Accrued clinical liabilities	1,677	184
Accrued compensation	(952)	(697)
Lease obligation [note 7]	(5)	(4)
Net cash used in operating activities	(6,452)	(4,461)
Financing Activities:
Financing costs relating to December 2019 public offering	—	(34)
Proceeds from exercise of warrants	236	—
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	(13)
Net cash provided by (used in) financing activities	236	(47)
Investing Activities:
Purchase of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Effect of exchange rate changes on cash	—	2
Net decrease in cash, cash equivalents and restricted cash	(6,216)	(4,508)
Cash, cash equivalents and restricted cash at beginning of the period	35,903	16,714
Cash, cash equivalents and restricted cash at end of the period	$29,687	$12,206

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)		(2)			—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	1,567,641	$43	—	$—	$63,962	$4	$(49,024)	$14,985

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the United States Securities and Exchange Commission, or the SEC, on March 11, 2021.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $68.4 million through March 31, 2021. At March 31, 2021, we had cash and cash equivalents of $29.6 million and a positive working capital balance of $26.9 million. For the three months ended March 31, 2021, we incurred a net loss of $8.0 million and net cash used in operating activities was $6.5 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2020 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2021. Since December 31, 2020, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

The components of intangible assets were as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,308)	$1,809	$3,117	$(1,253)	$1,864

For the three months ended March 31, 2021 and 2020, we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2021:

Year Ending December 31,
2021	168
2022	223
2023	223
Thereafter	1,195
Total	$1,809

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2021.

4. LICENSE AGREEMENTS

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark “Tabex” in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex™ branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Financial Instruments

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	29,136	—	—	29,136
Restricted cash	50	—	—	50
Total assets	$29,186	$—	$—	$29,186

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2021	Cost	Gains	Losses	Fair Value
Money market securities	$29,136	$—	$—	$29,136
Total cash equivalents	$29,136	$—	$—	$29,136
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

During the three months ended March 31,2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entering into the Purchase Agreement, from September 14, 2017 through March 31, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of March 31, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

Placement agent expenses and commissions and offering expenses have been charged against the gross proceeds.

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

The underwritten public offering raised total gross proceeds of approximately $17.3 million and after deducting approximately $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $15.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Equity Award Issuances and Settlements

During the three months ended March 31, 2021 and 2020, we did not issue any shares of common stock to satisfy stock option exercises and issued no shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of March 31, 2021, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 521,100 shares of common stock for issuance upon exercise of stock options by employees, directors, officers and consultants of ours, of which 452,455 were reserved for options currently outstanding, 53,250 for restricted stock units currently outstanding, and 15,395 were available for future equity grants.

Under the 2018 Plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined by our board of directors, or Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2018 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2017 Equity Incentive Plan

As of March 31, 2021, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

Under the 2017 Plan, we granted options to purchase shares of common stock or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our board of directors but was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiry date for each option was set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2017 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2010 Performance Incentive Plan

As of March 31, 2021, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 462 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 231 were reserved for options currently outstanding and 231 were reserved for restricted stock units currently outstanding.

Under the 2010 Plan we granted options to purchase shares of common stock and restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our board of directors and was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2010 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

Stock Option Summary

We grant stock options that vest over time in accordance with terms as determined by our Board, which terms are typically four years for employee and consultant grants and one to three years for Board option grants. We also grant stock option awards that vest in conjunction with certain performance conditions to executive officers, employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. The expiry date for each option is set by our Board, which is typically seven to ten years. The exercise price of the options is determined by our Board.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2020	227,442	$44.64
Granted	238,400	13.07
Balance, March 31, 2021	465,842	$28.48

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rates	0.59%	1.51%
Expected dividend yield	0%	0%
Expected life	6.01	6.02
Expected volatility	109.87%	104.06%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$172	$86
General and administrative	$370	216
Total stock-based compensation	$542	$302

As of March 31, 2021, the total unrecognized compensation expense related to stock options granted was $4.3 million, which is expected to be recognized as expense over a period of approximately 3.0 years from March 31, 2021.

For the three months ended March 31, 2021, a total of 1,778,596 shares, consisting of warrants to purchase 1,259,273 shares, options exercisable for 465,842 shares and 53,481 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2020, a total of 1,480,774 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2021, we recorded a compensation expense of $0.1 million related to these awards, compared to $30,000 for the three months ended March 31, 2020.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2021:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2020	231	$580.00
Granted	53,250	13.09
Balance, March 31, 2021	53,481	$15.54

As of March 31, 2021, we had approximately $0.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 2.12 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at March 31, 2021:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.200	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(5) Warrants issued in December 2019 financing	628,584	$6.600	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(9) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(10) Warrants issued in December 2020 financing	50,000	$8.750	December 2025

*The pre-funded warrants do not have an expiration date.

For the three months ended March 31, 2021, warrants to purchase 31,467 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.2 million, and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per unit price of $7.32, for proceeds of $27,450. No warrants were exercised during the three months ended March 31, 2020. As of March 31, 2021, all of our outstanding warrants were classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$126	$52	$74	$—	$—
Total	$126	$52	$74	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2021	52
2022	68
2023	6
Total	$126

Seattle lease arrangement

On December 11, 2017, we entered into a lease, or the Seattle Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The Seattle Lease expired on March 1, 2021 and was not renewed.

Our monthly base rent for the premises started at approximately $11,685 which commenced on March 1, 2018 and increased on an annual basis up to approximately $12,397. In addition, we paid a security deposit to Pike in the amount of $37,192, that was subject to periodic reductions on the anniversary of the Seattle Lease. After the first anniversary of the Seattle Lease, we received a payment of $12,397, after the second anniversary, $12,397 from the security deposit was applied against one month of rent and on termination of the Seattle Lease, we received a payment of the $12,397 for the remaining amount in the security deposit. The Seattle Lease was classified as an operating lease.

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three months ended March 31, 2021 was $42,000.  Consolidated rent expense for the three months ended March 31, 2020 was $0.1 million.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	1.83 years	1.99 years
Weighted Average Discount Rate
Operating leases	9.9%	9.9%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2021.

We have certain agreements with certain organizations with which we do business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for, or expenses related to, indemnification issues for any period presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, the impact of the COVID-19 pandemic on our business and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference into this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	the effects of COVID-19 on our business and financial results;
•	timing and plans for the expansion of our focus to address other methods of nicotine addiction;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in the Quarterly Report on Form 10-Q.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years under the brand name Tabex™. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. These trials were published in the New England Journal of Medicine in September 2011 and December 2014 and the journal Addiction in March 2021.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $8.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $68.4 million, cash and cash equivalents balance of $29.6 million and a positive working capital balance of $26.9 million. For the three months ended March 31, 2021, net cash used in operating activities was $6.5 million.

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. As a result of COVID-19, we have experienced delays in enrolling subjects for the ORCA-2 trial, and currently expect enrollment to be complete in mid-2021.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired carbon monoxide, or CO, a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

Cytisinicline was well-tolerated with no serious adverse effects, or AEs, reported. The most commonly reported (>5%) AEs across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1.

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

The final RAUORA trial results and additional analyses were presented at the SRNT European Annual Meeting in September 2020 and were published in the journal Addiction in March 2021. The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Results showed that cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by exhaled carbon monoxide, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events, cytisinicline subjects showed significantly less nausea, insomnia and vivid dreams (p<0.05).

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

Impact of COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. As a result of the pandemic, we may experience disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our ORCA-2 clinical trial, we have experienced delays in enrollment and currently expect enrollment to be complete in mid-2021. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA, and disruptions in our supply chain for our product candidates. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, the trademark “Tabex” in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a non-refundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex™ branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

We manage our clinical trials through contract research organizations and independent medical investigators at our sites and at hospitals and expect this practice to continue. Due to our ability to utilize resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our R&D programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

We expect our R&D expenses to increase for the foreseeable future as we continue to conduct our ongoing non-clinical studies, and initiate new clinical trials and registration-enabling activities. The process of conducting clinical trials and non-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”)

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, finance and accounting, corporate communications and other administrative functions, as well as consulting costs, including market research, business consulting, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Results of Operations

For the three months ended March 31, 2021

Research and development expenses

Our R&D expenses for our clinical development program for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Clinical development programs:
Cytisinicline	$5,642	$1,541
Total research and development expenses	$5,642	$1,541

R&D expenses for the three months ended March 31, 2021 increased to $5.6 million from $1.5 million for the three months ended March 31, 2020. The increase in R&D expenses for the three months ended March 31, 2021 as compared to the same period in 2020 was due to costs incurred as a result of enrollment activity in our Phase 3 ORCA-2 trial that was initiated in the fourth quarter of 2020.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Total general and administrative expenses	$2,342	$1,816

General and administrative expenses for the three months ended March 31, 2021 increased to $2.3 million from $1.8 million for the three months ended March 31, 2020. The increase was due to higher employee expenses associated with stock-based compensation and clinical trial media and awareness expenses.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $68.4 million through March 31, 2021 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2021, we had a cash and cash equivalents balance of $29.6 million and a positive working capital balance of $26.9 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

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

During the three months ended March 31, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through May 13, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of March 31, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or Units, each consisting of (i) one share of common stock, and (ii) a warrant to purchase 0.75 shares of common stock at an offering price of $6.60 per Unit, for aggregate gross proceeds of approximately $1.9 million. The placement agent for the offering received a cash commission on the gross proceeds from the sale of the Units and was issued a five year warrant upon substantially similar terms as the investors’ warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting placement agent expenses and commissions and offering expenses was approximately $1.6 million.

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

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $6.5 million compared to $4.5 million for the three months ended March 31, 2020. The increase in cash used in operations in the 2021 period as compared to the 2020 period was primarily attributable to increase in research and development expenses related to our ORCA-2 trial enrollment.

Cash Provided in Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $0.2 million compared to net cash used of $47,000 for the three months ended March 31, 2020. Net cash provided by financing activities in the three months ended March 31, 2021 relates to proceeds received from warrant exercises. Net cash used in financing activities in the three months ended March 31, 2020 relates to final financing costs from the December 2019 public offering that were disbursed in the first quarter of 2020.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was zero compared to $2,000 for the three months ended March 31, 2020. Net cash used in investing activities in the three months ended March 31, 2020 relates primarily to the purchase of equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of March 31, 2021.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K. For more information regarding our current contingencies and commitments, see note 7 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2020 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2021. Since December 31, 2020, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2021, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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

During the quarter ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, non-clinical development activities, non-clinical studies and planned clinical trials, including:

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

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand, Tabex™, is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in major global markets. We are aware that products purporting to be Tabex™ are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or European Union.

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

Item 6.	Exhibits

Exhibit Number	Description

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 13, 2021	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)