Form 10-Q
period 2021-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2021-08-12
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 12, 2021, there were 9,452,223 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$42,001	$35,853
Prepaid expenses and other assets	430	1,122
Total current assets	42,431	36,975
Property and equipment, net	27	42
Right-of-use assets [note 7]	94	146
Other assets and restricted cash [note 5]	227	237
License agreement [note 3 and 4]	1,752	1,864
Goodwill [note 4]	1,034	1,034
Total assets	$45,565	$40,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575	$332
Accrued liabilities other	193	584
Accrued clinical liabilities	3,039	453
Accrued compensation	795	1,474
Current portion of long-term obligations [note 7]	68	92
Total current liabilities	4,670	2,935
Long-term obligations [note 7]	41	77
Total liabilities	4,711	3,012
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2021 and zero issued and outstanding at December 31, 2020.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2021 and zero issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,452,223 issued and outstanding at June 30, 2021 and 6,111,735 issued and outstanding at December 31, 2020, respectively.	79	76
Additional paid-in capital	120,515	97,640
Accumulated deficit	(79,744)	(60,434)
Accumulated other comprehensive income	4	4
Total stockholders' equity	40,854	37,286
Total liabilities and stockholders' equity	$45,565	$40,298
Subsequent events [note 8]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
EXPENSES
Research and development	9,227	1,103	14,869	2,644
General and administrative	2,075	1,815	4,417	3,631
Total operating expenses	11,302	2,918	19,286	6,275
OTHER INCOME (EXPENSE)
Interest income	3	3	11	45
Other expenses	(12)	(7)	(35)	(12)
Total other income (expense)	(9)	(4)	(24)	33
Net loss and comprehensive loss	$(11,311)	$(2,922)	(19,310)	(6,242)
Basic and diluted net loss per common share	$(1.53)	$(1.68)	$(2.85)	$(3.79)
Weighted average shares used in computation of basic and diluted net loss per common share	7,390,600	1,744,014	6,764,688	1,645,426

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net loss	$(19,310)	$(6,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	127	126
Stock-based compensation [note 6 [c] and note 6 [d]]	1,163	610
Shares issued as settlement with trade vendor	41	—
Changes in operating assets and liabilities:
Amounts receivable	—	8
Prepaid expenses and other assets	702	(142)
Accounts payable	243	(336)
Accrued liabilities other	(391)	10
Accrued clinical liabilities	2,585	(314)
Accrued compensation	(680)	(381)
Lease obligation [note 7]	(8)	2
Net cash used in operating activities	(15,528)	(6,659)
Financing Activities:
Proceeds from the April 2020 private placement, net of issuance costs	—	1,579
Financing costs relating to December 2019 public offering	—	(34)
Proceeds from exercise of warrants	331	589
Proceeds from the May 2021 public offering, net of issuance costs	21,343	—
Financing costs relating to purchase agreement with Lincoln Park Capital	—	(14)
Net cash provided by financing activities	21,674	2,120
Investing Activities:
Purchase of property and equipment	—	(14)
Net cash used in investing activities	—	(14)
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	6,148	(4,553)
Cash, cash equivalents and restricted cash at beginning of the period	35,903	16,714
Cash, cash equivalents and restricted cash at end of the period	$42,051	$12,161

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088
Stock-based compensation expense	—	—	—	—	621	—	—	621
Shares issued on exercise of warrants	14,443	—	—	—	95	—	—	95
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Shares issued as settlement with trade vendor	2,149	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(11,311)	(11,311)
Balance, June 30, 2021	9,452,223	$79	—	$—	$120,515	$4	$(79,744)	$40,854

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	1,567,637	$43	—	$—	$63,962	$4	$(49,024)	$14,985
Stock-based compensation expense	—	—	—	—	308	—	—	308
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(1)	—	—	(1)
Shares issued on exercise of warrants	89,281	—	—	—	589	—	—	589
Shares issued - April 2020 private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued on conversion of preferred shares	—	2	—	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	3	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,922)	(2,922)
Balance, June 30, 2020	1,937,703	$51	—	$—	$66,429	$4	$(51,946)	$14,538

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 11, 2021.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $79.7 million through June 30, 2021. At June 30, 2021, we had cash and cash equivalents of $42.0 million and a positive working capital balance of $37.8 million. For the six months ended June 30, 2021, we incurred a net loss of $19.3 million and net cash used in operating activities was $15.5 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

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

The components of intangible assets were as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,365)	$1,752	$3,117	$(1,253)	$1,864

For the three and six months ended June 30, 2021 and 2020, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2021:

Year Ending December 31,
2021	112
2022	223
2023	223
Thereafter	1,194
Total	$1,752

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of June 30, 2021.

4. LICENSE AGREEMENTS

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain cytisincline trademarks in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of cytisinicline products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	41,289	—	—	41,289
Restricted cash	50	—	—	50
Total assets	$41,339	$—	$—	$41,339

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2021	Cost	Gains	Losses	Fair Value
Money market securities	$41,289	$—	$—	$41,289
Total cash equivalents	$41,289	$—	$—	$41,289
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

During the three and six months ended June 30, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entering into the Purchase Agreement, from September 14, 2017 through June 30, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of June 30, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the August Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The August Shares were sold at the public offering price of $10.50 per share. The Pre-Funded Warrants were sold at a public offering price of $10.499, which represents the per share public offering price for the August Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

The underwritten public offering raised total gross proceeds of approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

December 2020 Public Offering

On December 7, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 2,472,500 shares of our common stock, including 322,500 shares subject to the underwriter’s option to purchase additional shares, or the December Shares. The December Shares were sold at the public offering price of $7.00 per share.

We also issued a warrant to purchase 50,000 shares of common stock to the representative of the underwriters, the Representative’s Warrant, as a portion of the underwriting compensation payable in connection with this offering. The Representative’s Warrant became exercisable beginning on May 31, 2021, with an exercise price of $8.75 per share and a term of five years. Under ASC 260, the fair value of the Representative’s Warrant of $0.3 million was charged against Additional Paid-In Capital.

The underwritten public offering raised total gross proceeds of approximately $17.3 million and after deducting approximately $1.5 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $15.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

May 2021 Public Offering

On May 27, 2021, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 3,285,714 shares of our common stock, including 428,571 shares subject to the underwriter’s option to purchase additional shares, or the May Shares. The May Shares were sold at the public offering price of $7.00 per share.

The underwritten public offering raised total gross proceeds of approximately $23.0 million and after deducting approximately $1.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $21.3 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2021 and 2020, we did not issue any shares of common stock to satisfy stock option exercises and issued no shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of June 30, 2021, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 521,100 shares of common stock for issuance upon exercise of stock options by employees, directors, officers and consultants of ours, of which 463,705 were reserved for options currently outstanding, 53,250 for restricted stock units currently outstanding, and 4,145 were available for future equity grants.

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

2017 Equity Incentive Plan

As of June 30, 2021, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of June 30, 2021, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 460 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 229 were reserved for options currently outstanding and 231 were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2020	227,442	$44.64
Granted	249,650	12.92
Expired	(2)	39,204.00
Balance, June 30, 2021	477,090	$27.88

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rates	0.61%	1.43%
Expected dividend yield	0%	0%
Expected life	5.99	5.98
Expected volatility	109.83%	104.64%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$192	$95	$364	$181
General and administrative	$429	213	799	429
Total stock-based compensation	$621	$308	$1,163	$610

As of June 30, 2021, the total unrecognized compensation expense related to stock options granted was $3.9 million, which is expected to be recognized as expense over a period of approximately 2.86 years from June 30, 2021.

For the three and six months ended June 30, 2021, a total of 1,775,401 shares, consisting of warrants to purchase 1,244,830 shares, options exercisable for 477,090 shares and 53,481 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2020, a total of 1,632,370 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2021, we recorded a compensation expense of $0.1 million and $0.2 million related to these awards, respectively, compared to $34,000 and $63,000, respectively, for the three and six months ended June 30, 2020.

The following table summarizes our restricted stock unit award activity during the three months ended June 30, 2021:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2020	231	$580.00
Granted	53,250	13.09
Balance, June 30, 2021	53,481	$15.54

As of June 30, 2021, we had approximately $0.6 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.96 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at June 30, 2021:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.200	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(5) Warrants issued in December 2019 financing	614,141	$6.600	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(9) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(10) Warrants issued in December 2020 financing	50,000	$8.750	December 2025

*The pre-funded warrants do not have an expiration date.

For the six months ended June 30, 2021, warrants to purchase 45,910 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.3 million, and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per unit price of $7.32, for proceeds of $27,450. For the six months ended June 30, 2020, warrants to purchase 89,281 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.6 million. As of June 30, 2021, all of our outstanding warrants were classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$111	$35	$76	$—	$—
Total	$111	$35	$76	$—	$—

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

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for new office space in Vancouver, British Columbia, which commenced on February 1, 2019. Pursuant to the terms of the lease agreement, we leased approximately 2,367 square feet located at Suite 1030, The Grosvenor Building, 1040 West Georgia Street, Vancouver, B.C. The initial term of the Vancouver Lease will expire on January 31, 2023, with an option to extend the term for one further four-year period, at a base rent as agreed upon between the parties with a minimum value equal to the base rent payable in the last year of the initial term. The monthly base rent for the premises was approximately $5,200 commencing on February 1, 2019, and on February 1, 2021, increased to approximately $5,400. The landlord provided us with a construction allowance of approximately $14,200. In addition, we paid a security deposit of approximately $18,600 upon entering into the lease agreement. The security deposit was reduced by the first month’s rent and operating expenses upon commencement of the Vancouver Lease. The Vancouver Lease was classified as an operating lease.

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2021	35
2022	70
2023	6
Total	$111

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

Consolidated lease and operating expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and six months ended June 30, 2021 was $0.1 million and $0.1 million, respectively. Consolidated rent expense for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$46	$53	$90
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.58 years	1.84 years	1.58 years	1.84 years
Weighted Average Discount Rate
Operating leases	9.97%	9.9%	9.97%	9.9%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2021.

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

8. SUBSEQUENT EVENTS

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and will be utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. Upon completion of these milestones, as assessed by NIH and subject to available funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used cytisinicline to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. These trials were published in the New England Journal of Medicine in September 2011 and December 2014 and the journal Addiction in March 2021.

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

In the third quarter of 2018, the U.S. Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $11.3 million and $19.3 million, respectively, for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $79.7 million, cash and cash equivalents balance of $42.0 million and a positive working capital balance of $37.8 million. For the six months ended June 30, 2021, net cash used in operating activities was $15.5 million.

Cytisinicline Ongoing and Recent Clinical Developments

Clinical Trials

Ongoing Company-Sponsored Clinical Trials

In October 2020, we initiated the Phase 3 ORCA-2 clinical trial. ORCA-2 is evaluating the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in adult smokers at 17 clinical sites in the United States. ORCA-2 participants have been randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects receive standard behavioral support and have been assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. In June 2021, we announced that the trial had reached its enrollment target of 750 adult smokers. A total of 810 adult smokers have been randomized and the study is closed to further enrollment. Topline ORCA-2 data results are expected to be reported within the first half of 2022.

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

In November 2019, we held a type C meeting with the U.S. Food and Drug Administration, or FDA, to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable. We also discussed with the FDA timing for the submission of the 13-Week interim report from the second ongoing chronic toxicology study to support the longer treatment durations of 6- and 12-weeks in the Phase 3 clinical program. This interim chronic toxicology report was submitted to the FDA in the second quarter of 2020.

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

Other Developments

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and will be utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. Upon completion of these milestones, as assessed by NIH and subject to available funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are Achieve’s Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

The use of e-cigarettes continues to be widespread, with most recent reports from the Centers for Disease Control and Prevention indicating nearly 11 million adult users in the United States alone in 2019.  While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. In a recent study that we conducted surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next three to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so.

We believe that cytisinicline could be the first prescription drug to offer a new option for vape and e-cigarette users who are ready to quit their nicotine addiction.

Non-clinical

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the NIH and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. We filed our IND application for cytisinicline with the FDA, which included the NCCIH sponsored non-clinical studies.

Non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company-sponsored studies. Two chronic toxicology studies have been completed and submitted to the FDA. Additionally, one of two carcinogenicity studies has been completed, while the second carcinogenicity study is currently in progress.

Impact of COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. As a result of the pandemic, we may experience disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA, and disruptions in our supply chain for our product candidates. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic has impacted our financial condition, results of operations or guidance has been minimal. The effect of any additional COVID-19 pandemic issues will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain cytisincline trademarks in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of cytisinicline products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and six months ended June 30, 2021

Research and development expenses

Our R&D expenses for our clinical development program for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Clinical development programs:
Cytisinicline	$9,227	$1,103	$14,869	$2,644
Total research and development expenses	$9,227	$1,103	$14,869	$2,644

R&D expenses for the three and six months ended June 30, 2021 increased to $9.2 million and $14.9 million, respectively, from $1.1 million and $2.6 million for the three and months ended June 30, 2020, respectively. The increase in the 2021 periods as compared to the 2020 periods was primarily due to costs incurred as a result of enrollment and ramp up of activity in our Phase 3 ORCA-2 trial that was initiated in the fourth quarter of 2020.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total general and administrative expenses	$2,075	$1,815	$4,417	$3,631

General and administrative expenses for the three and six months ended June 30, 2021 increased to $2.1 million and $4.4 million, respectively, from $1.8 million and $3.6 million for the three and six months ended June 30, 2020, respectively. The increase was primarily due to higher employee expenses associated with stock-based compensation, increase in premiums for insurance and clinical trial media and awareness expenses.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $79.7 million through June 30, 2021 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2021, we had a cash and cash equivalents balance of $42.0 million and a positive working capital balance of $37.8 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our operating expenses and capital expenditures into 2023.

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

During the six months ended June 30, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through August 12, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of August 12, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the August Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the Pre-Funded Warrants, to the underwriter. The August Shares were sold at the public offering price of $10.50 per share. The Pre-Funded Warrants were sold at a public offering price of $10.499 per Pre-Funded Warrant, which represents the per share public offering price for the August Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

The underwritten public offering raised total gross proceeds of approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

December 2020 Public Offering

On December 7, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 2,472,500 shares of our common stock, including 322,500 shares subject to the underwriter’s option to purchase additional shares, or the December Shares. The December Shares were sold at the public offering price of $7.00 per share.

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

May 2021 Public Offering

On May 27, 2021, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 3,285,714 shares of our common stock, including 428,571 shares subject to the underwriter’s option to purchase additional shares, or the May Shares. The May Shares were sold at the public offering price of $7.00 per share.

The underwritten public offering raised total gross proceeds of approximately $23.0 million and after deducting approximately $1.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $21.3 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $15.5 million compared to $6.7 million for the six months ended June 30, 2020. The increase in cash used in operations in the 2021 period as compared to the 2020 period was primarily attributable to increase in research and development expenses related to our ORCA-2 trial.

Cash Provided in Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $21.7 million compared to $2.1 million for the six months ended June 30, 2020. Net cash provided by financing activities in the six months ended June 30, 2021 relates to proceeds received from our May 2021 public offering and warrant exercises. Net cash provided by financing activities in the six months ended June 30, 2020 relates to proceeds received from the April 2020 Private Placement and warrant exercises.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was zero compared to $14,000 for the six months ended June 30, 2020. Net cash used in investing activities in the six months ended June 30, 2020 relates primarily to the purchase of equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of June 30, 2021.

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

During the quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We expect that we will need additional funding before we can become profitable from any potential future sales of cytisinicline. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

•	We have never generated any revenue from product sales and may never be profitable.
•	We are dependent upon a single company for the manufacture and supply of cytisinicline.
•	Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully develop and commercialize cytisinicline.
•

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grows outside of the United States in a limited number of locations.

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

We expect that we will need additional funding before we can become profitable from any potential future sales of cytisinicline. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

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

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in its clinical trials;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	patients terminating enrollment in our clinical trials;

•	failure by clinical sites, CROs or other third parties to continue to conduct research and development due to adverse impacts of the COVID-19 pandemic;

•	adverse events or tolerability issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	inability to generate satisfactory non-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	animal toxicology issues significant enough for the FDA or other regulatory agencies to disallow investigation in humans;

•	occurrence of adverse events associated with our product candidate;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of cytisinicline;

•

negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in ongoing or other planned indications for cytisinicline;

•	discovery of impurities in our cytisinicline drug product, such as nitrosamines, above the regulators’ prescribed thresholds; and

•	delays in the manufacture or packaging of sufficient quantities of cytisinicline for use in clinical trials.

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

Cytisinicline may cause undesirable side effects or have other properties that could delay or prevent regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

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

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grows outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnumanagyroides trees and other plants, which grows in the mountains of Southern Europe and other limited locations around the world. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnumanagyroides trees and other plants will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline. For example, Laburnum anagyroides trees takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. There is no guarantee that Sopharma will plant sufficient trees or secure sufficient quantities of cytisinicline drug product to manage supply for our markets or to meet our forecasts. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We are considering potential clinical studies in users of e-cigarettes and have been awarded a grant by the NIH to pursue the initial feasibility of this development. In order to obtain NIH funding to support reimbursement of clinical study costs, the NIH will need to determine that certain milestones under the current award have been achieved. There is no guarantee that we will achieve these milestones or that the NIH agree with our assessment to provide future funding. Even if we successfully achieve these milestones, future grant funding under the award will still be subject to availability of funds at the NIH, and such funding will not be sufficient to cover the full clinical costs of the planned Phase 2 trial. We expect that we will need to invest significant amounts of capital complete the planned Phase 2 trial and pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;

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

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix® (varenicline), after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix® pills. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may need to halt our clinical trials for an extended period of time to investigate and remedy the contamination or impurity, which may potentially delay product development and have a material adverse impact on our business.

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

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in major global markets. We are aware that products purporting to be Sopharma’s cytisinicline brand are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or European Union.

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

Presently, we have rights to intellectual property through trade secrets, licenses and patents from third parties, and patents and applications that we own. Our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

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

The market prices for our common stock and that of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to raise additional capital, the terms of such capital, and our ability to continue as a going concern;

•	the ability of us or our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;

•	the ability of us or our partners to obtain regulatory approvals for cytisinicline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

•	failure to maintain our existing third-party license, manufacturing and supply agreements;

•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our candidates;

•	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new or competing products by our competitors;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions, including the current global economic recession caused by the COVID-19 pandemic;

•	sales of our common stock us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

•	changes in the structure of healthcare payment systems;

•	period-to-period fluctuations in our financial results; and

•	tweets or other social media posts related to our market and industry.

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

32.1#	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 12, 2021	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)