Form 10-Q
period 2021-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2021-11-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 9, 2021, there were 9,453,542 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$33,312	$35,853
Grant receivable [note 2]	151	—
Prepaid expenses and other assets	1,270	1,122
Total current assets	34,733	36,975
Property and equipment, net	21	42
Right-of-use assets [note 7]	79	146
Other assets and restricted cash [note 5]	235	237
License agreement [note 3 and 4]	1,697	1,864
Goodwill [note 4]	1,034	1,034
Total assets	$37,799	$40,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$815	$332
Accrued liabilities other	194	584
Accrued clinical liabilities	757	453
Accrued compensation	1,241	1,474
Current portion of long-term obligations [note 7]	69	92
Total current liabilities	3,076	2,935
Long-term obligations [note 7]	23	77
Total liabilities	3,099	3,012
Commitments and contingencies [note 7]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2021 and zero issued and outstanding at December 31, 2020.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2021 and zero issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,453,542 issued and outstanding at September 30, 2021 and 6,111,735 issued and outstanding at December 31, 2020.	79	76
Additional paid-in capital	121,052	97,640
Accumulated deficit	(86,435)	(60,434)
Accumulated other comprehensive income	4	4
Total stockholders' equity	34,700	37,286
Total liabilities and stockholders' equity	$37,799	$40,298

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
EXPENSES
Research and development	4,591	1,891	19,460	4,535
General and administrative	2,102	1,863	6,519	5,494
Total operating expenses	6,693	3,754	25,979	10,029
OTHER INCOME (EXPENSE)
Interest income	3	2	14	47
Other expenses	(1)	(12)	(36)	(24)
Total other income (expense)	2	(10)	(22)	23
Net loss and comprehensive loss	$(6,691)	$(3,764)	(26,001)	(10,006)
Basic and diluted net loss per common share	$(0.71)	$(1.14)	$(3.39)	$(4.55)
Weighted average shares used in computation of basic and diluted net loss per common share	9,452,238	3,289,252	7,670,383	2,197,368

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net loss	$(26,001)	$(10,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	188	191
Stock-based compensation [note 6 [c] and note 6 [d]]	1,693	891
Shares issued as settlement with trade vendor	41	—
Changes in operating assets and liabilities:
Grant receivable [note 2]	(151)	—
Prepaid expenses and other assets	(146)	(1,120)
Accounts payable	483	(533)
Accrued liabilities other	(390)	56
Accrued clinical liabilities	304	(294)
Accrued compensation	(233)	(176)
Lease obligation [note 7]	(10)	(3)
Net cash used in operating activities	(24,222)	(10,994)
Financing Activities:
Proceeds from the April 2020 private placement, net of issuance costs	—	1,579
Financing costs relating to December 2019 public offering	—	(34)
Proceeds from exercise of warrants	339	3,080
Proceeds from the July 2020 registered direct offering, net of issuance costs	—	5,307
Proceeds from the August 2020 public offering, net of issuance costs	—	6,822
Proceeds from the May 2021 public offering, net of issuance costs	21,343	—
Financing costs relating to purchase agreement with Lincoln Park Capital	—	(14)
Net cash provided by financing activities	21,682	16,740
Investing Activities:
Purchase of property and equipment	—	(17)
Net cash used in investing activities	—	(17)
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,541)	5,729
Cash, cash equivalents and restricted cash at beginning of the period	35,903	16,714
Cash, cash equivalents and restricted cash at end of the period	$33,362	$22,443

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088
Stock-based compensation expense	—	—	—	—	621	—	—	621
Shares issued on exercise of warrants	14,443	—	—	—	95	—	—	95
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Shares issued as settlement with trade vendor	2,149	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(11,311)	(11,311)
Balance, June 30, 2021	9,452,223	$79	—	$—	$120,515	$4	$(79,744)	$40,854
Stock-based compensation expense	—	—	—	—	530	—	—	530
Shares issued on exercise of warrants	1,174	—	—	—	8	—	—	8
Restricted stock unit settlements	145	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(6,691)	(6,691)
Balance, September 30, 2021	9,453,542	$79	—	$—	$121,052	$4	$(86,435)	$34,700

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	$41	1,121	$—	$63,709	$4	$(45,704)	$18,050
Stock-based compensation expense	—	—	—	—	302	—	—	302
Costs relating to December 2019 financing	—	—	—	—	(34)	—	—	(34)
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(13)	—	—	(13)
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Net loss	—	—	—	—	—	—	(3,320)	(3,320)
Balance, March 31, 2020	1,567,637	$43	—	$—	$63,962	$4	$(49,024)	$14,985
Stock-based compensation expense	—	—	—	—	308	—	—	308
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(1)	—	—	(1)
Shares issued on exercise of warrants	89,281	—	—	—	589	—	—	589
Shares issued - April 2020 private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued on conversion of preferred shares	—	2	—	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	3	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,922)	(2,922)
Balance, June 30, 2020	1,937,703	$51	—	$—	$66,429	$4	$(51,946)	$14,538
Stock-based compensation expense	—	—	—	—	281	—	—	281
Shares issued - July 2020 registered direct offering	731,707	15	—	—	5,292	—	—	5,307
Shares issued - August 2020 public offering	569,043	1	—	—	6,821	—	—	6,822
Shares issued on exercise of warrants	377,845	7	—	—	2,484	—	—	2,491
Restricted stock unit settlements	128	—	—	—	—	—	—	—
Adjustment of fractional shares on reverse stock split	(12)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,764)	(3,764)
Balance, September 30, 2020	3,616,414	$74	—	$—	$81,307	$4	$(55,710)	$25,675

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

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $86.4 million through September 30, 2021. At September 30, 2021, we had cash and cash equivalents of $33.3 million and a positive working capital balance of $31.7 million. For the nine months ended September 30, 2021, we incurred a net loss of $26.0 million and net cash used in operating activities was $24.2 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2020 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2021. Since December 31, 2020, we have added an additional accounting policy for the accounting of government funded research grants.

Government Grants

We account for government grants by recognizing the benefit of the grant as qualifying expenditures are incurred provided that there is reasonable assurance that we have complied with all conditions under the terms of the grant and that the amount requested for reimbursement will be received. The government grant reduces the research and development, or R&D, expenses to which it relates on our statement of profit and loss.

In July 2021, we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $0.3 million, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, drug packaging, and submission of a new Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for investigating cytisinicline in nicotine e-cigarette users. For the nine months ended September 30, 2021 we incurred $0.2 million in qualifying R&D expenditures under the NIH grant which has been recorded as a reduction in R&D expense and as grant receivable.

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

The components of intangible assets were as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,420)	$1,697	$3,117	$(1,253)	$1,864

For the three and nine months ended September 30, 2021, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021:

Year Ending December 31,
2021	56
2022	223
2023	223
Thereafter	1,195
Total	$1,697

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of September 30, 2021.

4. LICENSE AGREEMENTS

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma, AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain cytisinicline trademarks in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of cytisinicline products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	23,507	—	—	23,507
Restricted cash	50	—	—	50
Total assets	$23,557	$—	$—	$23,557

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2021	Cost	Gains	Losses	Fair Value
Money market securities	$23,507	$—	$—	$23,507
Total cash equivalents	$23,507	$—	$—	$23,507
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

During the three and nine months ended September 30, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entering into the Purchase Agreement, from September 14, 2017 through September 30, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of September 30, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

Each warrant became exercisable on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five-year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

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

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2021, we did not issue any shares of common stock to satisfy stock option exercises and issued 231 shares of common stock to satisfy restricted stock unit settlements, compared with no shares of common stock issued to satisfy stock option exercises and 236 shares of common stock issued to satisfy restricted stock unit settlements, during the three and nine month periods ended September 30, 2020.

[c]	Stock options

2018 Equity Incentive Plan

As of September 30, 2021, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 521,100 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 463,705 were reserved for options currently outstanding, 53,250 for restricted stock units currently outstanding, and 4,145 were available for future equity grants.

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

2017 Equity Incentive Plan

As of September 30, 2021, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2021, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 229 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 229 were reserved for options currently outstanding and zero were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2020	227,442	$44.64
Granted	294,650	12.07
Expired	(2)	39,204.00
Balance, September 30, 2021	522,090	$26.11

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rates	0.64%	1.43%
Expected dividend yield	0%	0%
Expected life	5.99	5.98
Expected volatility	109.61%	104.64%

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

The results for the periods set forth below included share-based compensation expense for stock options and restricted stock units in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$162	$91	$526	$272
General and administrative	$368	190	1,167	619
Total stock-based compensation	$530	$281	$1,693	$891

As of September 30, 2021, the total unrecognized compensation expense related to stock options granted was $3.6 million, which is expected to be recognized as expense over a period of approximately 2.72 years from September 30, 2021.

Loss Per Share

For the three and nine months ended September 30, 2021, a total of 1,818,996 shares, consisting of warrants to purchase 1,243,656 shares, options exercisable for 522,090 shares and 53,250 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2020, a total of 1,397,119 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation.

[d]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2021, we recorded a compensation expense of $0.1 million and $0.3 million related to these awards, respectively, compared to $35,000 and $0.1 million, respectively, for the three and nine months ended September 30, 2020.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2021:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2020	231	$580.00
Granted	53,250	13.09
Released	(231)	580.00
Balance, September 30, 2021	53,250	$13.09

As of September 30, 2021, we had approximately $0.5 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.74 years.

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

[f]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at September 30, 2021:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.200	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(5) Warrants issued in December 2019 financing	612,967	$6.600	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(9) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(10) Warrants issued in December 2020 financing	50,000	$8.750	December 2025

*The pre-funded warrants do not have an expiration date.

For the nine months ended September 30, 2021, warrants to purchase 47,084 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.3 million, and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per unit price of $7.32, for proceeds of $27,450. For the nine months ended September 30, 2020, warrants to purchase 467,126 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $3.1 million. As of September 30, 2021, all of our outstanding warrants were classified as equity.

7. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$91	$68	$23	$—	$—
Total	$91	$68	$23	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2021	17
2022	68
2023	6
Total	$91

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

Consolidated rent expense relating to the Vancouver, British Columbia, and Seattle, Washington offices for the three and nine months ended September 30, 2021 was $29,000 and $0.1 million, respectively. Consolidated rent expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$47	$68	$137
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.33 years	1.75 years	1.33 years	1.75 years
Weighted Average Discount Rate
Operating leases	9.97%	9.9%	9.97%	9.9%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2021.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, the impact of the COVID-19 pandemic on our business and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference into this Quarterly Report on Form 10-Q. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	the effects of the COVID-19 pandemic on our business and financial results;
•	timing and plans for the expansion of our focus to address other methods of nicotine addiction;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. Our primary focus is to address the global smoking and nicotine addiction epidemic, which is a leading cause of preventable death and is responsible for more than eight million deaths annually worldwide. We also plan to expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping.

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

In 2018, the U.S. Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $6.7 million and $26.0 million, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $86.4 million, cash and cash equivalents balance of $33.3 million and a positive working capital balance of $31.7 million. For the nine months ended September 30, 2021, net cash used in operating activities was $24.2 million.

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. In June 2021, we announced that the trial had reached its enrollment target of 750 adult smokers. A total of 810 adult smokers were randomized and the study is closed to further enrollment. Topline ORCA-2 data results are expected to be reported within the first half of 2022.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studied in ORCA-1. At the SRNT European meeting held in September 2021, exploratory analyses were presented that showed cytisinicline treatment had an earlier onset of sustained abstinence compared to placebo and that the cytisinicline TID schedule appeared more effective for achieving sustained abstinence in smokers who had previously failed to quit on varenicline compared to the titration schedule.

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

Additionally, significantly fewer overall adverse events were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events, cytisinicline subjects reported significantly less nausea, insomnia and vivid dreams (p<0.05).

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

Planned Company-Sponsored Clinical Trials

In early 2022, we plan to initiate the Phase 3 ORCA-3 clinical trial. ORCA-3 will mirror the ORCA-2 trial in study design, safety/efficacy evaluations, and statistical criteria and will serve as the second required Phase 3 trial to support licensure of cytisinicline in the United States. Thus, ORCA-3 participants will be similarly randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline administered for either 6 or 12 weeks, compared to placebo.  The primary outcome measure of success in the ORCA-3 trial will also be biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA has completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. Following NIH review of completed milestones, and subject to available NIH funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study in 2022 to evaluate cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are Achieve’s Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

We believe that cytisinicline, if approved, could be the first prescription drug indicated  for vape and e-cigarette users who are ready to quit their nicotine addiction.

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

Impact of COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. As a result of the Covid-19 pandemic, we may experience disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and nine months ended September 30, 2021

Research and development expenses

Our R&D expenses for our clinical development program for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Clinical development programs:
Cytisinicline	$4,591	$1,891	$19,460	$4,535
Total research and development expenses	$4,591	$1,891	$19,460	$4,535

R&D expenses for the three and nine months ended September 30, 2021 increased to $4.6 million and $19.5 million, respectively, from $1.9 million and $4.5 million for the three and nine months ended September 30, 2020, respectively. The increase in the 2021 periods as compared to the 2020 periods was primarily due to costs incurred as a result of enrollment and ramp up of activity in our Phase 3 ORCA-2 trial that was initiated in the fourth quarter of 2020 and was fully enrolled by the middle of 2021.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total general and administrative expenses	$2,102	$1,863	$6,519	$5,494

General and administrative expenses for the three and nine months ended September 30, 2021 increased to $2.1 million and $6.5 million, respectively, from $1.9 million and $5.5 million for the three and nine months ended September 30, 2020, respectively. The increase was primarily due to higher employee expenses associated with stock-based compensation, increase in premiums for insurance and clinical trial media and awareness expenses.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $86.4 million through September 30, 2021 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2021, we had a cash and cash equivalents balance of $33.3 million and a positive working capital balance of $31.7 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our current operating expenses and capital expenditures into 2023. This forecast includes our anticipated costs of the ORCA-2 and our portion of the ORCA-V1 trials, but does not include the costs of other future clinical trials such as ORCA-3.

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

During the nine months ended September 30, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through November 9, 2021, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. As of November 9, 2021, shares of our common stock having an aggregate value of approximately $6.6 million remained available for sale under this offering program.

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

Each warrant became exercisable on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five-year anniversary of the initial closing date of the offering. The warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the Measurement Period, which, Measurement Period commences on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the warrants then outstanding.

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

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $24.2 million compared to $11.0 million for the nine months ended September 30, 2020. The increase in cash used in operations in the 2021 period as compared to the 2020 period was primarily attributable to increase in research and development expenses related to our ORCA-2 trial.

Cash Provided in Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $21.7 million compared to $16.7 million for the nine months ended September 30, 2020. Net cash provided by financing activities in the nine months ended September 30, 2021 relates to proceeds received from our May 2021 public offering and warrant exercises. Net cash provided by financing activities in the nine months ended September 30, 2020 relates to proceeds received from the April 2020 private placement, the July 2020 registered direct offering, the August 2020 public offering and warrant exercises.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was zero compared to $17,000 for the nine months ended September 30, 2020. Net cash used in investing activities in the nine months ended September 30, 2020 relates primarily to the purchase of equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of September 30, 2021.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2020 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2021. Since December 31, 2020, we have added an additional accounting policy for the accounting of government funded research grants, see Note 2, “Accounting Policies” of the consolidated financial statements.

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

During the quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell cytisinicline.
•	It is difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
•	The ongoing COVID-19 pandemic has and may continue to adversely impact our business, including our non-clinical development activities and planned clinical trials.
•	We expect to continue to rely on third parties to manufacture cytisinicline for use in clinical trials, and we intend to exclusively rely on Sopharma to produce and process cytisinicline, if approved.
•

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

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. Upon completion of these milestones, as assessed by NIH and subject to available funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

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

•

limitations on employee or collaborator resources that would otherwise be focused on the conduct of our non-clinical development activities, non-clinical studies and ongoing or planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen as the pandemic continues, which could further adversely impact our ability to conduct non-clinical development activities, non-clinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. With respect to our ORCA-2 clinical trial, we have experienced delays in enrollment. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, timing of trial results, results of operations and overall financial performance in future periods.

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

For example, in March 2020, the FDA halted most field inspections of biopharmaceutical facilities and clinical research sites due to travel and contact restrictions imposed by the COVID-19 pandemic. This has restricted the FDA’s ability to perform facilities inspection and has resulted in the delay for the approval of new products. Increasing delay of approvals by the FDA could have a significant negative effect on our business, including the timing of any proposed interactions with the FDA related to any NDA filing and or new product approval.

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

•	we may not own, or may have to share, the intellectual property rights to any improvements made by Sopharma in the manufacturing process for cytisinicline;

•	we do not own all the intellectual property rights to cytisinicline, and Sopharma could license such rights to third parties or begin supplying other third parties with cytisinicline; and

•	Sopharma could breach or terminate their agreement with us.

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

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix® (varenicline), after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix® pills. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may need to halt our clinical trials for an extended period of time to investigate and remedy the contamination or impurity, which may potentially delay product development and have a material adverse impact on our business.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson, Pharmacia Polonica, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Omeros, Aradigm, Adamed, Aflofarm, Axsome, Amygdala, Smoke Free Therapeutics, Antidote Therapeutics, NFL Biosciences, Currax, Palisades Therapeutics, Ro and others.

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

Presently, we have rights to intellectual property through trade secrets, licenses, patents from third parties, and patents and applications that we own. Our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 9, 2021	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)