Form 10-K
period 2021-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2022-03-10
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $84,749,980 computed with reference to the price at which the Common Stock was last sold on June 30, 2021. As of March 10, 2022, 9,460,835 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: PricewaterhouseCooopers LLP Auditor Location: Vancouver, BC, Canada

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

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. With more than one billion smokers globally and over 34 million smokers in the United States alone, smoking remains the leading cause of preventable disease and death, responsible for more than eight million deaths annually worldwide. Our primary focus is to address this global epidemic.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years. Sopharma’s marketed product is a 1.5 mg cytisinicline dosage administered on a declining titration schedule over a 25 day period. We are evaluating an improved dosing and administration of cytisinicline that is expected to improve compliance and outcomes for smokers. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand.

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

Cytisinicline Ongoing and Recent Clinical Developments

Clinical Trials

Ongoing Company-Sponsored Phase 3 Clinical Trials

In October 2020, we initiated the Phase 3 ORCA-2 clinical trial. ORCA-2 is evaluating the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in adult smokers at 17 clinical sites in the United States. ORCA-2 participants have been randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline when administered for either 6 or 12 weeks, compared to placebo. All subjects receive standard behavioral support and have been assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. In January 2022, we announced that the last study follow-up visit for the last subject enrolled in the trial was completed in December 2021. A total of 810 adult smokers were randomized. Topline ORCA-2 data results are expected to be reported during the second quarter of 2022.

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed 3 times daily compared to placebo in 750 adult smokers at 15 clinical sites. ORCA-3 participants will be randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

Completed Company-Sponsored Phase 2 Clinical Trial

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an odds ratio of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo. The odds ratio, or OR, is a standard measure of association between an exposure (cytisinicline treatment) and an outcome (continuous smoking abstinence) such that in this study, smokers receiving 3 mg cytisinicline TID were 5 times more likely to stop smoking compared to subjects on placebo.

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

Cytisinicline was well-tolerated with no serious adverse effects, or SAEs, reported. The most commonly reported (>5%) adverse effects, or AEs, across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to the 1.5 mg dose or the declining titration schedule evaluated in ORCA-1. At the SRNT European meeting held in September 2021, exploratory analyses were presented that showed cytisinicline treatment had an earlier onset of sustained abstinence compared to placebo and that the cytisinicline TID schedule appeared more effective for achieving sustained abstinence in smokers who had previously failed to quit on varenicline compared to the declining titration schedule.

In November 2019, we held a type C meeting with the U.S. Food and Drug Administration, or FDA, to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable.

Recently Completed Investigator-Sponsored Clinical Trial

In June 2020, we announced the topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. The study enrollment was planned for 2,140 subjects. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

The study compared cytisinicline administered on a schedule of 25 days of declining titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of inclining titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at 6 months, and the trial was designed to assess if the two agents were non-inferior to each other.

The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Topline results indicated that the RAUORA trial achieved its primary endpoint in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at 6 months. Cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by expired CO, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

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

Planned Company-Sponsored Phase 2 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA has completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. Following NIH review of completed milestones, and subject to available NIH funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study, which we anticipate to occur in the second quarter of 2022, to evaluate cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Non-clinical

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the NIH and by the National Cancer Institute, or NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment. We filed this IND application for cytisinicline with the FDA in 2017, which included the NCCIH sponsored non-clinical studies. Additional NCCIH and NCI sponsored non-clinical toxicology studies were later submitted in support for initiating our Phase 3 program.

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

OUR PRODUCT CANDIDATE - CYTISINICLINE

Overview of Cytisinicline

Our product candidate, cytisinicline, is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain by reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and by reducing the reward and satisfaction associated with nicotine through antagonistic properties.

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand. These trials were published in the New England Journal of Medicine in September 2011 and December 2014 and the journal Addiction in March 2021.

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

We are developing cytisinicline as an aid to smoking cessation and treatment for nicotine addiction to address the limitations of both prescription drugs and of Over-the-Counter, or OTC, products. We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a safe and effective smoking cessation treatment. We believe cytisinicline can serve as a cost-effective alternative to existing treatments, with the potential for better efficacy than nicotine replacement therapies, or NRTs, and a potentially superior side effect profile than existing prescription smoking cessation products. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the United States and subsequently to other countries outside of Sopharma’s territory.

Cytisinicline Clinical Development

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our Investigational New Drug Application, or IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies have also been conducted by NCCIH and NCI, with three such studies already submitted to the FDA. Other non-clinical toxicology studies that will be required for a NDA include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company sponsored studies. The two chronic toxicology studies have been completed with both study reports submitted to FDA. Additionally, one of the carcinogenicity studies has been completed, while the second carcinogenicity study is in progress and estimated to be completed in 2022.

In August 2017, we initiated a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In October 2017, we initiated a clinical study assessing the repeat-dose pharmacokinetics, or PK, and pharmacodynamics, or PD, effects of 1.5 mg and 3 mg cytisinicline in 26 healthy volunteer smokers when administered over the 25-day declining titration course of treatment as marketed by Sopharma in their territories. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired CO, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The AEs observed were mostly mild with transient headaches as the most commonly reported event. No SAEs were observed in the study.

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

In December 2018, we announced that the FDA agreed with our Initial Pediatric Study Plan, specifically, providing a full waiver for evaluating cytisinicline in a pediatric population. The reasons for the full waiver were based on the low numbers of children smoking under the age of 12 and the logistical difficulties of recruiting treatment-seeking smokers in the adolescent age group. The agreed upon Initial Pediatric Study Plan is expected to be included as part of our future application for marketing approval of cytisinicline.

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

In June 2019, we announced positive top line results for the Phase 2b ORCA-1 trial and defined the dose selection of 3 mg, three times daily, or TID, for our Phase 3 development. ORCA-1 was the first trial in our ORCA Program that aims to evaluate the effectiveness of cytisinicline for smoking cessation, nicotine addiction, and potential benefit in other indications.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Participants in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo indicating that smokers receiving 3 mg cytisinicline TID were 5 times more likely to stop smoking compared to subjects on placebo.

At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired CO a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

Cytisinicline was well-tolerated with no SAEs reported. The most commonly reported (>5%) AEs across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

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

In June 2020, we announced topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

The study compared cytisinicline administered on a schedule of 25 days of declining titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of inclining titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at 6 months, and the trial was designed to assess if the two agents were non-inferior to each other.

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

The final RAUORA trial results and additional analyses were presented at the SRNT European Annual Meeting in September 2020 and were published in the Journal Addiction in 2021. The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Results showed that cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by exhaled CO, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001), indicating that subjects on cytisinicline were roughly half as likely to experience AEs compared to subjects on varenicline. Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams respectively.

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

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. In June 2021, we announced that the trial had reached its enrollment target of 750 adult smokers. A total of 810 adult smokers were randomized and the study is closed to further enrollment. Topline ORCA-2 data results are expected to be reported in the second quarter of 2022.

In July 2021, we announced that we were awarded a grant from NIDA of the NIH to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA has completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. Following NIH review of completed milestones, and subject to available NIH funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study, which we anticipate to occur in the second quarter of 2022, to evaluate cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Cytisinicline Clinical Trials

Cytisinicline has been previously tested in in more than 2,700 participants during three large, randomized, independent investigator-sponsored Phase 3 clinical trials using Sopharma’s product. These trials were conducted according to Good Clinical Practice, or GCP, requirements. The objective of these independent groups was to further define the efficacy and safety of cytisinicline according to GCP standards. Subsequently, we ran the Phase 2b ORCA-1 dose selection trial in 254 smokers in the United States to evaluate the safety and efficacy of alternative cytisinicline dosing and schedules compared to respective placebo groups.

Independent Investigator-Sponsored Clinical Trials

TASC Trial

The Tabex Smoking Cessation, or TASC, trial, was sponsored by the United Kingdom, or U.K., Centre for Tobacco Control Studies and evaluated cytisinicline versus placebo in 740 primarily moderate-to-heavy smokers treated for 25 days in a single center in Warsaw, Poland. The TASC trial was designed as a Real World Evidence trial of cytisinicline that included minimal behavioral support. The primary outcome measure was sustained, biochemically verified smoking abstinence for 12 months after the end of treatment. The TASC trial was conceived by Professor Robert West (Department of Epidemiology and Public Health, University College London) and was funded by a grant from the National Prevention Research Initiative, including contributions from Cancer Research U.K., the U.K. Medical Research Council, U.K. Department of Health and others. We, through Sopharma, provided the study drug used in this trial.

The results of the TASC trial were published in the New England Journal of Medicine in September 2011. The rate of sustained 12-month abstinence was 8.4% in the cytisinicline arm as compared with 2.4% in the placebo group (p=0.001). These results showed that the cytisinicline arm had an OR of 3.4 for sustained 12-month abstinence (the OR standard measure of association between an exposure (cytisinicline treatment) and an outcome (continuous smoking abstinence) in this study, indicated that smokers receiving cytisinicline were 3.4 times more likely to stop smoking compared to placebo for one year). The rate of sustained 6-month abstinence was 10.0% in the cytisinicline arm as compared with 3.5% in the placebo group (p<0.001). Cytisinicline was well tolerated with a slight but significant increase in combined gastrointestinal AEs (upper abdominal pain, nausea, dyspepsia and dry mouth; cytisinicline 51/370 (13.8%) and placebo 30/370 (8.1%). Otherwise, the safety profile of cytisinicline was similar to that of placebo with no other significant differences in the rate of side effects in the two trial arms.

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

CASCAID Trial

The second investigator led Phase 3 trial, the Cytisine As a Smoking Cessation Aid, or CASCAID, non-inferiority trial, was sponsored by the Health Research Council of New Zealand and was an open-label trial that randomized 1,310 adult daily heavy smokers. Patients were randomized to receive either cytisinicline for 25 days or NRT for 8 weeks. Both treatment groups were offered low intensity telephone behavioral support during trial treatment. The primary outcome measure was continuous self-reported abstinence from smoking one month after quit date. The CASCAID trial was conducted by the Health Research Council of New Zealand. We, through Sopharma, provided the cytisinicline in the form of commercial Tabex™ used in this trial.

The results of the CASCAID trial, which were published in the New England Journal of Medicine in December 2014, showed that cytisinicline was superior to NRT for smoking cessation and, specifically, that cytisinicline had an OR of 1.43 for sustained six-month abstinence (the OR standard measure of association between an exposure (cytisinicline treatment) and an outcome (continuous smoking abstinence) in this study, indicated that smokers receiving cytisinicline were 1.43 times more likely to stop smoking compared to receiving NRT for six months). The rate of continuous one-month abstinence was 40% in the cytisinicline arm as compared with 31% in the NRT arm (p<0.001). A secondary outcome included the rate of continuous six-month abstinence which was 22% in the cytisinicline arm as compared with 15% in the NRT arm (p=0.002). Cytisinicline was generally well tolerated, although self-reported AEs were slightly higher in the cytisinicline arm compared with the NRT arm. The most frequent AEs for cytisinicline were nausea and vomiting (30/665 (4.6%)) and sleep disorders (28/665 (4.2%)). Reports of these same AEs in the NRT arm were as follows: nausea and vomiting (2/655 (0.3%)) and sleep disorders (2/655 (0.3%)).

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

RAUORA Trial

The third investigator led Phase 3 trial was a non-inferiority study comparing cytisinicline to Chantix (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

The study compared cytisinicline administered on a schedule of 25 days of declining titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of inclining titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at 6 months, and the trial was designed to assess if the two agents were non-inferior to each other. We, through Sopharma, provided the cytisinicline in the form of commercial Tabex™ used in this trial.

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

The final RAUORA trial results and additional analyses were presented at the SRNT European Annual Meeting in September 2020 and were published in the Journal Addiction in 2021. The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Results showed that cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by expired CO, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams respectively.

Company-Sponsored Phase 2 Clinical Trial

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p=0.005).  Participants in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo indicating that smokers receiving 3 mg cytisinicline TID were 5 times more likely to stop smoking compared to subjects on placebo.

At week 4, all four cytisinicline arms demonstrated statistically significant (p<0.05) reductions in expired CO, a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms. The greater reductions in expired CO levels for the cytisinicline arms versus placebo suggest that placebo-treated subjects may have over-reported their reduction in cigarettes smoked or overcompensated with greater inhalation while smoking fewer cigarettes.

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

A summary of AEs reported in subjects in the ORCA-1 trial is included in the table below.

	TID		Declining Titration		Pooled
	1.5 mg (n=52)	3.0 mg (n=50)	1.5 mg (n=51)	3.0 mg (n=50)	Cytisinicline (n=203)	Placebo (n=51)
At least 1 AE	20 (39%)	21 (42%)	29 (57%)	23 (46%)	93 (46%)	24 (47%)
URTI	5 (10%)	3 (6%)	3 (6%)	2 (4%)	13 (6%)	7 (14%)
Abnormal dreams	4 (8%)	3 (6%)	4 (8%)	7 (14%)	18 (9%)	1 (2%)
Nausea	1 (2%)	3 (6%)	5 (10%)	3 (6%)	12 (6%)	5 (10%)
Insomnia	4 (8%)	3 (6%)	3 (6%)	4 (8%)	14 (7%)	1 (2%)
Headache	6 (12%)	2 (4%)	1 (2%)	1 (2%)	10 (5%)	2 (4%)
Fatigue	3 (6%)	1 (2%)	1 (2%)	2 (4%)	7 (3%)	2 (4%)
Constipation	1 (2%)	3 (6%)	0 (0%)	0 (0%)	4 (2%)	1 (2%)

The outcome of the ORCA-1 trial was the selection of 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to other doses and administrations studies in ORCA-1. The results from ORCA-1 study were published in the journal Nicotine and Tobacco Research in 2021.

Safety Reporting

As cytisinicline has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisinicline. A recent periodic safety update report for the period of 2015 - 2020 submitted by Sopharma did not show any new safety signals with cytisinicline and there were no changes in expected benefit/risk during the specified period.

OVERVIEW OF MARKET AND TREATMENT

Overview of the Tobacco Epidemic

The World Health Organization, or WHO, estimates that there are approximately 1.3 billion tobacco users globally and that tobacco kills more than 8 million people each year. More than 7 million of those deaths are the result of direct tobacco use, while around 1.2 million are the result of the exposure of non-smokers to second-hand smoke.

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

The Centers for Disease Control and Prevention, or CDC, estimates that the annual cost of smoking related illnesses in the United States is more than $300 billion in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Among these diseases are cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease, or COPD, which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis.

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

According to an article published by the U.S. Department of Health and Human Services/CDC in November 2020, it is estimated that nearly 11 million adults in the United States are using e-cigarettes.  In a recent survey of nicotine e-cigarette users conducted by Achieve and presented at the 2021 SRNT Annual Meeting, 73% of participants stated they intend to quit vaping in the next three to 12 months. Of those who intend to quit vaping in the next three months, they stated they would be “very/extremely likely to try a new prescription product” to help them quit.

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

Two prescription oral treatments for smoking cessation are currently available in the United States: Chantix (varenicline) marketed by Pfizer (as well as generic manufacturers), and Zyban (bupropion), marketed by GlaxoSmithKline (as well as generic manufacturers).

Varenicline requires a three-month treatment period and bupropion is recommended for between 7 and 12 weeks. Both of these prescription treatments have been proven effective in aiding smoking cessation; however, both are also associated with significant side effects and early discontinuations from treatment. Chantix’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence and vomiting may be experienced by Chantix-treated patients compared to placebo-treated patients, and Zyban’s labeling discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for Chantix’s adverse event profile.

In June 2021, Pfizer Inc. halted the distribution of Chantix after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix pills. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. Prior to market withdrawal and launch of generic Chantix (varenicline), global sales of branded Chantix peaked at $1.1 billion. Of those sales, approximately 75% were attributable to the U.S. market.

The vast majority of OTC smoking cessation aids are NRTs. NRTs come in many forms, including gums, lozenges and patches, and have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline with a number of NRTs and varenicline has been proven to be more effective than the NRTs, as demonstrated in head-to-head studies.

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

University of Bristol

In July 2016, we entered into a license agreement with the University of Bristol, or the University of Bristol License Agreement. Under the University of Bristol License Agreement, we received exclusive and nonexclusive licenses from the University of Bristol to certain patent and technology rights resulting from research activities into cytisinicline and its derivatives for use in smoking cessation, including a number of patent applications related to novel approaches to cytisinicline binding at the nicotinic receptor level. Any patents issued in connection with these applications would be scheduled to expire on February 5, 2036, at the earliest.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

In the United States, Medicaid currently covers all smoking cessation products including varenicline and bupropion. In March 2010, the Patient Protection and Affordable Care Act, or ACA, as amended by the Healthcare and Education Reconciliation Act, or collectively, the Healthcare Reform Law, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Section 2502 of the ACA specifies that tobacco cessation medications will be removed from the list of optional medications and required for inclusion in states’ prescription drug benefit. On May 2, 2014 the Department of Health and Human Services, or HHS, provided guidance into insurance coverage policy that health plans would be in compliance if they cover, among other items, screening for tobacco use, individual, group and phone counseling, all FDA approved tobacco cessation medications (both prescription and OTC) when prescribed by a healthcare provider, at least two quit attempts per year, four sessions of counseling and 90 days of treatment, with no cost sharing (co-pay) required.

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

MANUFACTURING

We do not own or operate manufacturing facilities for the production of cytisinicline, though we may develop our own manufacturing operations in the future. We currently depend on Sopharma as supplier and contract manufacturer for all of our required raw materials, active pharmaceutical ingredients and finished drug product for our clinical trials. In addition to our Sopharma relationship, we utilize contract manufacturing organizations for the clinical packaging supplies of cytisinicline. We currently employ internal resources and third-party consultants to manage our clinical manufacturing activities.

Sopharma sources cytisinicline from the Laburnum anagyroides plant, a shrub or small tree native to, and widely distributed throughout, Bulgaria, south Central Europe and the northwestern Balkan Peninsula. The seed pods are harvested from the shrubs and dried. Each tree takes approximately four to six years to reach maturity for harvesting and has a productive life expectancy of 20 to 25 years. Seeds are harvested annually, dried and stored for processing into cytisinicline.  Laburnum anagyroide seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. Sopharma controls a number of Laburnum orchards throughout Bulgaria in addition to sourcing seeds and cytisinicline starting material from certain third-party suppliers. We expect Sopharma to continue stockpiling cytisinicline to meet the projected demand from us upon commercial launch.

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

Sopharma manufactures cytisinicline API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency. Sopharma is in the process of building a new API facility specifically for cytisinicline within its tableting plant in Sofia.

Raw materials are essential to our business and are normally available in quantities adequate to meet the needs of our business. Where there are exceptions, the temporary unavailability of those raw materials has not historically had a material adverse effect on our financial results; however, uncertainties in supply chain, transportation logistics and costs, and political and economic conditions could result in disruptions in our operations and materially impact our financial results.

SALES AND MARKETING

Our commercial strategy may include the use of strategic partners, distributors, a contract sale force or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives including the potential to market and distribute direct to consumers via online channels leveraging telehealth solutions. We intend to seek partners in territories where we have no commercial experience and intend to directly market in niche markets where a small cost-effective commercial capability can generate direct revenues.

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

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2021, we own a portfolio of four patent families. Those families cover cytisinicline derivatives (being prosecuted in the United States, Australia, Canada, China, Europe, U.K. and Japan), novel cytisinicline salts (being prosecuted in the United States, Australia, Canada, China, Europe, Hong Kong, South Korea, Japan and New Zealand with issued patents in the U.K., Canada, United States, Mexico and South Africa), and novel cytisinicline dosing methods being prosecuted in the United States, Brazil, Canada, China, Europe, Japan, South Korea, Mexico, and New Zealand, with issued patents in the United States.  Additionally, we have in-licensed rights from Sopharma to two patent families relating to a new method of cytisinicline extraction, as well as cytisinicline formulations. As of December 31, 2021, we owned or in-licensed 7 issued patents and 26 pending patent applications. These patents have expirations dates ranging from 2037 to 2040, absent any term adjustments or extensions.

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

COMPETITION

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to smoking cessation and other product candidates that it may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including, Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson, Invion, Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Selecta Biosciences, Omeros, Aradigm, Adamed, Aflofarm, Axsome, Amygdala, Smoke Free Therapeutics, Antidote Therapeutics, Currax, NFL Biosciences, Palisades Therapeutics, Ro and others. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

Prescription and Over-the-Counter Treatments

Two oral prescription drugs for smoking cessation are currently available in the United States, Chantix and Zyban, and their generic equivalents, varenicline and bupropion, respectively. Both have been proven effective in aiding smoking cessation, however, each is associated with a number of adverse effects.

In June 2021, Pfizer Inc. halted the distribution of Chantix after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix pills. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. Prior to market withdrawal and launch of generic Chantix (varenicline), global sales of branded Chantix peaked at $1.1 billion. Of those sales, approximately 75% were attributable to the U.S. market.

The most common OTC treatments bought in pharmacies for smoking cessation in the United States and worldwide are NRTs such as nicotine gums, nicotine lozenges, and nicotine patches. Each of these products delivers nicotine to the body although they generally do so at different rates and to different parts of the body than does a traditional cigarette. As concluded by the authors of several published clinical trials conducted by others, these therapies are generally less effective than prescription treatments. Recognized brands include Niquitin , Nicotinell , Nicorette   and Nicoderm. Depending on the duration of treatment, the average cost of certain OTC smoking cessation treatments can exceed prescription treatments.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2021, we had a total of 16 employees, of whom eight were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eight were engaged in general and administrative functions, including accounting and finance, administration, and corporate communications.

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

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive office is located at 1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1, Canada and our telephone number is (604) 210-2217.

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
•

We expect to continue to rely on third parties to manufacture cytisinicline for use in clinical trials, and we intend to exclusively rely on Sopharma to produce and process cytisinicline, if approved, which may be impacted by the military conflict between Russia and Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions.

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

•	We face substantial competition, and our competitors may discover, develop or commercialize products faster or more successfully than us.
•	We may not be successful in obtaining or maintaining necessary rights to cytisinicline, product compounds and processes for our development pipeline through acquisitions and in-licenses.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. This list is not exhaustive, and the order of presentation does not reflect management's determination of priority or likelihood.

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

Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such an environment will improve. Further, the uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic may also make it challenging to raise additional capital on favorable terms, if at all. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

•	our commercialization activities and arrangements;

•	the progress and results of our research and development programs;

•	the progress of our non-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals for our product candidate;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships;

•	the effect of interest rate increases, which may increase the cost of our borrowing under our loan facility, which includes an adjustable-rate component; and

•	the terms of any new collaborative, licensing, commercialization and other arrangements that we may establish.

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

Our single product candidate, cytisinicline, has been in-licensed from a third party. We are required to continue to contract with Sopharma AD, or Sopharma, to continue our development of, and potential commercialization of, cytisinicline pursuant to a supply agreement with Sopharma. Sopharma currently manufactures all of its cytisinicline API in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisincline program. If the supply agreement with Sopharma is terminated, we will need to develop or acquire alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all.

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

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;

•	failure to permit the conduct of a clinical trial by regulatory authorities, after review of an investigational new drug or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in its clinical trials;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;

•	disruptions to our supply chain for the cytisinicline required for our clinical trials;

•	patients terminating enrollment in our clinical trials;

•	failure by clinical sites, CROs or other third parties to continue to conduct research and development due to adverse impacts of the COVID-19 pandemic;

•	adverse events or tolerability issues significant enough for the FDA or other regulatory agencies to put any or all clinical trials on hold;

•	inability to generate satisfactory non-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

•	animal toxicology issues significant enough for the FDA or other regulatory agencies to disallow investigation in humans;

•	occurrence of adverse events associated with our product candidate;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical trials of cytisinicline;

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

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides trees and other plants, which grows in the mountains of Southern Europe and other limited locations around the world. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides trees and other plants will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline. For example, Laburnum anagyroides trees take approximately four to six years to reach maturity for harvesting and have a productive life expectancy of 20 to 25 years. There is no guarantee that Sopharma will plant sufficient trees or secure sufficient quantities of cytisinicline drug product to manage supply for our markets or to meet our forecasts. Additionally, economic or political instability or disruptions, such as the conflict in Ukraine, could negatively affect our supply chain or increase our costs. If these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

Our business may be negatively affected by weather conditions, natural disasters, and the availability of natural resources, as well as by climate change.

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Laburnum anagyroides and other plant depends on the availability of natural resources, including sufficient rainfall. Our exclusive supplier of cytisinicline, Sopharma, could be adversely affected if it experiences a shortage of fresh water due to droughts or if it experiences other adverse weather conditions. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages from Sopharma, which could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of a new IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. Upon completion of these milestones, as assessed by the NIH and subject to available funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States.

The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of fraud or misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, or CROs, which could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, report financial information or data accurately, or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition and results of operations, including the imposition of significant fines or other sanctions. Further, even if we are successful in asserting a defense, we may incur substantial costs in preparing and maintaining our defense and any such action would be time- and resource-intensive and potentially divert management’s attention from the business, which could adversely affect our business and results of operations.

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

•

lower efficacy rates due to diminished patient motivations,  increased patient stress, inability to attend behavioral counseling sessions or patients withdrawing from clinical trials as a result of contracting COVID-19 or being forced to quarantine;

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

Our internal computer systems, or those of our third-party collaborators or other service providers, may fail or suffer security breaches and cyber attacks, which could result in a material disruption of our development programs.

We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but inadvertent or unauthorized data access may occur despite our efforts. For example, our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party collaborators or service providers business practices and products and service offerings. To the extent that the measures we or our third-party collaborators or service providers have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate patient information or other proprietary data, cause interruptions in our operations, or expose our collaborators to hacks, viruses, and other disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, insurance coverage to compensate for any losses associated with such events may not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

To the extent that any disruption, security breach, or cyber attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, financial condition and results of operations.

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in the supply of cytisinicline or in the Sopharma manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of cytisinicline will not occur in the future. Additionally, Sopharma may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or political instability in the countries in which Sopharma conducts its operations. For example, the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidate. If Sopharma were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to provide our product candidate to patients in clinical trials could be delayed or suspended. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Similar political instability could also harm the commercial production and supply of cytisinicline in the event that cytisinicline is ultimately approved for commercial sale.

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix (varenicline), after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix pills. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may need to halt our clinical trials for an extended period of time to investigate and remedy the contamination or impurity, which may potentially delay product development and have a material adverse impact on our business.

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

We may rely on third parties to perform many essential services for any of our current or future product candidates that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize any of our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third‑party service providers to perform a variety of functions related to the sale and distribution of any of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain a service provider, we would substantially rely on it as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.

Additionally, if a third-party errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability and potentially cause government programs to overpay providers for our products, which could expose us to significant False Claims Act liability and other civil monetary penalties.

Risks Related to Commercialization of Cytisinicline

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson,   Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, , Omeros, , Adamed, Aflofarm, Axsome, Amygdala,  Antidote Therapeutics, NFL Biosciences, Currax, Palisades Therapeutics, Ro and others.

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

It is difficult and costly to protect our proprietary rights and as a result we may not be able to ensure their protection. In addition, patents have a limited lifespan and will eventually expire.

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third‑party challenges, patent and trade secret protection for our current and future product candidates that we may develop, license or acquire, as well as the related manufacturing methods. We will be able to protect our technologies from unauthorized use by third parties to the extent that the technologies are covered by valid and enforceable patents or trade secrets.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patent applications and patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents and patent applications or in third‑party patents and patent applications. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting any of our current or future product candidates that we may develop, license, or acquire by obtaining and defending patents. For example:

•	we may not have been the first to conceive of and reduce to practice the inventions covered by each of our pending patent applications and issued patents;

•	we may not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;

•	it is possible that none of the pending patent applications will result in issued patents;

•	the issued patents may not cover commercially viable active products, may not provide us with any competitive advantages, or may be successfully challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable;

•	patents of others may have an adverse effect on our business;

•

noncompliance with requirements of governmental patent agencies can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;

•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA‑approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the U.S. Patent and Trademark Office, or USPTO, and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or patent applications will be due to be paid to the USPTO and various patent agencies outside of the United States in several stages over the lifetime of the patents and applications. We have systems in place to remind us to pay these fees, and we employ and rely on reputable law firms and other professionals to effect payment of these fees to the USPTO and non‑U.S. patent agencies for the patents and patent applications we own and those that we in‑license. We also employ reputable law firms and other professionals to help us comply with the various documentary and other procedural requirements with respect to the patents and patent applications that we own and those that we in‑license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our issued patents, our in-licensed patents, or other intellectual property that we own or in-license. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part; construe the patent’s claims narrowly; or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources than we do. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

We or our licensors may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patent applications and patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our or our licensors’ intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

•

general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession caused by the COVID-19 pandemic and the increasingly volatile global economic conditions resulting from the conflict in Ukraine;

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

The sale of additional shares of common stock pursuant to our existing equity sale agreements or the conversion of our convertible debt into shares of common stock, may cause the price of our common stock to decline and result in dilution to our existing stockholders.

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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date.

The sale of additional shares of our common stock pursuant to the Purchase Agreement with LPC or our ATM, or the conversion of the Convertible Debt into shares of our common stock, would have a dilutive impact on our existing stockholders. Sales by us to LPC, or under the ATM, or the conversion of the Convertible Debt, could cause the market price of our common stock to decline significantly. Sales of our common stock under the Purchase Agreement, or the ATM, the conversion of the Convertible Debt or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the Purchase Agreement or ATM, the conversion of the Convertible Debt or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the equity research analysts that provide research coverage of our common stock or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrades our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

On November 19, 2018, we entered into a lease agreement for our office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four-year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 22, 2022, there were approximately 16 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2021 were made by us or on our behalf.

On February 4, 2022, we issued 3,584 in unregistered shares of common stock pursuant to Section 4(a)(2) of the Securities Act to one of our vendors as part of a non-monetary barter transaction for the settlement of trade payables owed.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, the impact of the COVID-19 pandemic on our business and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend,” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings, requirements and future clinical trials;
•	the effects of the COVID-19 pandemic on our business and financial results;
•	the performance of, and our ability to obtain sufficient supply of cytisinicline in a timely manner from, third-party suppliers and manufacturers;
•	timing and plans for the expansion of our focus to address other methods of nicotine addiction;
•	timing and amount of future contractual payments, product revenue and operating expenses; and
•	market acceptance of our products and the estimated potential size of these markets.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. With more than one billion smokers globally and over 34 million smokers in the United States alone, smoking remains the leading cause of preventable disease and death, responsible for more than eight million deaths annually worldwide. Our primary focus is to address this global epidemic.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD for over 20 years. Sopharma’s marketed product is a 1.5 mg cytisinicline dosage administered on a declining titration schedule over a 25 day period. We are evaluating an improved dosing and administration of cytisinicline that is expected to improve compliance and outcomes for smokers. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $33.2 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $93.6 million, cash and cash equivalents balance of $43.0 million and a positive working capital balance of $40.0 million. During the year ended December 31, 2021, net cash used in operations was $29.4 million.

Cytisinicline Ongoing and Recent Clinical Developments

Clinical Trials

Ongoing Company-Sponsored Phase 3 Clinical Trials

In October 2020, we initiated the Phase 3 ORCA-2 clinical trial. ORCA-2 is evaluating the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in adult smokers at 17 clinical sites in the United States. ORCA-2 participants have been randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline when administered for either 6 or 12 weeks, compared to placebo. All subjects receive standard behavioral support and have been assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-2 trial is biochemically verified continuous abstinence during the last 4 weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared to placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. In January 2022, we announced that the last study follow-up visit for the last subject enrolled in the trial was completed in December 2021. A total of 810 adult smokers were randomized. Topline ORCA-2 data results are expected to be reported during the second quarter of 2022.

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed 3 times daily compared to placebo in 750 adult smokers at 15 clinical sites. ORCA-3 participants will be randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo

•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment.

Completed Company-Sponsored Phase 2 Clinical Trial

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an odds ratio of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo. The odds ratio, or OR, is a standard measure of association between an exposure (cytisinicline treatment) and an outcome (continuous smoking abstinence) such that in this study, smokers receiving 3 mg cytisinicline TID were 5 times more likely to stop smoking compared to subjects on placebo.

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

Cytisinicline was well-tolerated with no serious adverse effects, or SAEs, reported. The most commonly reported (>5%) adverse effects, or AEs, across all cytisinicline treatment arms versus placebo arms were abnormal dreams, insomnia, upper respiratory tract infections, and nausea. In the 3 mg TID treatment arm versus placebo arms, the most common AEs were abnormal dreams, insomnia, and constipation (each 6% vs 2%), upper respiratory tract infections (6% vs 14%), and nausea (6% vs 10%), respectively. Compliance with study treatment was greater than 94% across all arms.

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to the 1.5 mg dose or the declining titration schedule evaluated in ORCA-1. At the SRNT European meeting held in September 2021, exploratory analyses were presented that showed cytisinicline treatment had an earlier onset of sustained abstinence compared to placebo and that the cytisinicline TID schedule appeared more effective for achieving sustained abstinence in smokers who had previously failed to quit on varenicline compared to the declining titration schedule.

In November 2019, we held a type C meeting with the U.S. Food and Drug Administration, or FDA, to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable.

Recently Completed Investigator-Sponsored Clinical Trial

In June 2020, we announced the topline results from the independent, investigator-sponsored Phase 3 RAUORA trial. RAUORA was a non-inferiority study comparing cytisinicline to Chantix (varenicline) in Māori (indigenous New Zealanders) and whānau (family) of Māori. The study was led by Dr. Natalie Walker, Associate Professor at the University of Auckland, and was funded by the Health Research Council of New Zealand. The study enrollment was planned for 2,140 subjects. In total, 1,105 Māori or whānau expressed interest in participating in the study and a total of 679 were randomized to receive either cytisinicline or varenicline. The average age of participants in the trial was 43 years and approximately 70% of the participants were women.

The study compared cytisinicline administered on a schedule of 25 days of declining titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of inclining titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at 6 months, and the trial was designed to assess if the two agents were non-inferior to each other.

The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Topline results indicated that the RAUORA trial achieved its primary endpoint in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at 6 months. Cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at 6 months, verified by expired CO, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at 6 months compared to subjects who received varenicline.

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

Planned Company-Sponsored Phase 2 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA has completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. Following NIH review of completed milestones, and subject to available NIH funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study, which we anticipate to occur in the second quarter of 2022, to evaluate cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Non-clinical

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the NIH and by the National Cancer Institute, or NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment. We filed this IND application for cytisinicline with the FDA in 2017, which included the NCCIH sponsored non-clinical studies. Additional NCCIH and NCI sponsored non-clinical toxicology studies were later submitted in support for initiating our Phase 3 program.

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

Impact of COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. As a result of the COVID-19 pandemic, we may experience disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA, and disruptions in our supply chain for our product candidates. As of the filing date of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic has impacted our financial condition, results of operations or guidance has been minimal. The effect of any additional COVID-19 pandemic issues will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Corporate History

On July 29, 2020, we filed a certificate of amendment to our Second Amended and Restated Certificate of Incorporation, as amended, and effective as of July 31, 2020, for a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, each 20 shares of the outstanding common stock were combined into one share of common stock without any change to the par value per share. The reverse stock split did not affect the number of authorized shares of common stock which remains at 150,000,000. The reverse stock split was approved by our board of directors and stockholders and was intended to allow us to regain compliance with the NASDAQ’s continued listing criteria related to the Minimum Bid Price Rule. On August 14, 2020, we received written confirmation from NASDAQ that we regained compliance with the Minimum Bid Price Rule and the matter was closed.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

Years Ended December 31, 2021, 2020 and 2019

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Clinical development programs:
Cytisinicline	$23,966	$6,882	$9,674
Total research and development expenses	$23,966	$6,882	$9,674

Research and development expenses for the years ended December 31, 2021, 2020 and 2019 were $24.0 million, $6.9 million and $9.7 million, respectively. The increase in 2021 as compared to 2020 was primarily due to costs incurred as a result of the enrollment and ramp up of activity in our Phase 3 ORCA-2 trial that was initiated in the fourth quarter of 2020 and was fully enrolled by the middle of 2021. The decrease in 2020 as compared to 2019 was primarily due to the timing of our completion of the ORCA-1 trial, a Phase 2b optimization study that was initiated in October 2018 and completed in June 2019, and the initiation of the ORCA-2 trial in October 2020.

General and Administrative Expenses

Our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total general and administrative expenses	$9,128	$7,868	$6,854

G&A expenses for the years ended December 31, 2021, 2020 and 2019 were $9.1 million, $7.9 million, and $6.9 million, respectively. The increase in 2021 as compared to 2020 was primarily due to higher employee expenses associated with stock-based compensation, and increases in premiums for insurance and clinical trial media and awareness expenses. The increase in 2020 as compared to 2019 was primarily due to higher employee costs, increased activity on patent development, additional market research and public relations activities, and increased insurance premiums. This was partially offset by lower travel costs as a result of travel restrictions across the United States and other countries during the COVID-19 pandemic.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $93.6 million through December 31, 2021 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2021, we had a cash and cash equivalents balance of $43.0 million and a positive working capital balance of $40.0 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our current operating expenses and capital expenditures into 2023.

We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, our ability to support our working capital and capital expenditure requirements in the long term will depend on many factors, including our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

During the year ended December 31, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entry into the Purchase Agreement, from September 14, 2017 through March 10, 2022, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. The purchase agreement will expire on March 14, 2022.

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

We also issued a warrant to purchase 50,000 shares of common stock to the representative of the underwriters, or the Representative’s Warrant, as a portion of the underwriting compensation payable in connection with this offering. The Representative’s Warrant will be exercisable beginning on May 31, 2021, with an exercise price of $8.75 per share and a term of five years. Under ASC 260, the fair value of the Representative’s Warrant of $0.3 million was charged against Additional Paid-In Capital.

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

December 2021 Convertible Debt

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, we may borrow additional non-convertible term loans in an aggregate original principal amount of up to $10.0 million.

Under the terms of the agreement, the Convertible Debt matures on December 22, 2023 and may be extended to December 22, 2024 upon our written request and SVB’s approval on or prior to December 22, 2023. The Convertible Debt will accrue interest at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest is payable in cash monthly in arrears, and (b) 7.0% per annum, which interest shall compound monthly.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date.

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Debt and accrued and unpaid interest, if any, prior to its conversion by payment of a premium determined based on the date of such repayment equal to:

•

125% of the principal amount of the Convertible Debt including accrued paid-in-kind interest, or PIK, if the Call Right is exercised on or before the 18-month anniversary of the date of the Debt Agreement; and

•	150% of the principal amount of the Convertible Debt including accrued PIK, if the Call Right is exercised after the 18-month anniversary of the date of the Debt Agreement,

in either case together with all accrued and unpaid interest on the principal balance of the Convertible Debt. If the Call Right is exercised by us, the Lenders will retain certain lookback rights in the event we enter into an agreement to be acquired in the 12 months following the exercise of the Call Right. We agreed to grant the Lenders a security interest in virtually all of our assets, including our patents and other intellectual property as security for our obligations under the Debt Agreement.

At-the-Market Sales Agreement

On December 21, 2022, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the year ended December 31, 2021, we did not sell any shares under the ATM.  As of December 31, 2021, we had $25.0 million available in our ATM.

Cash Flows

Operating Activities

For the years ended December 31, 2021, 2020 and 2019, net cash used in operating activities was $29.4 million, $13.5 million, and $15.2 million, respectively. The increase in cash used in operations in 2021 as compared to 2020 was primarily due to an increase in research and development expenses related to our ORCA-2 trial. The decrease in cash used in operations in 2020 as compared to 2019 was primarily attributable to a decrease in research and development expenses related to our ORCA-1 trial, which was partially offset by expenses incurred in connection with the initiation of the ORCA-2 trial in October 2020.

Financing Activities

For the years ended December 31, 2021, 2020 and 2019 net cash provided by financing activities was $36.6 million, $32.7 million and $17.3 million, respectively. Net cash provided by financing activities for the year ended December 31, 2021 relates to proceeds received from our May 2021 public offering, December 2021 convertible debt financing and warrant exercises. Net cash provided by financing activities for the year ended December 31, 2020 relates to proceeds from our December 2020 public offering, August 2020 public offering, July 2020 registered direct offering, from warrant exercises and from our April 2020 private placement.  Net cash provided by financing activities for the year ended December 31, 2019 relates to proceeds from our December 2019 public offering, from warrant exercises and from our purchase agreement with LPC.

Investing Activities

There were no investing activities in 2021. Net cash used in investing activities for the year ended December 31, 2020 was $17,000 and was attributable to the purchase of equipment. Net cash provided by investing activities for the year ended December 31, 2019 was $5.0 million and was due mainly to transactions involving short-term investments in the normal course of business.

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

Government Grants

We account for government grants by recognizing the benefit of the grant as qualifying expenditures are incurred provided that there is reasonable assurance that we have complied with all conditions under the terms of the grant and that the amount requested for reimbursement will be received. The government grant reduces the research and development expenses to which it relates on our statement of profit and loss.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06.  ASU 2020-06 simplifies the accounting for convertible instruments, the accounting for contracts in an entity’s own equity, and the related earnings per share calculations. The new standard is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance.

We elected to early adopt the standard effective in 2021. The adoption of this standard did not have any impact on our prior period financial statements.

As a result of adopting ASU 2020-06, we are not required to separately record the conversion feature of the convertible debt but instead account for the convertible instrument and conversion feature as a single unit of debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity

As described in Note 1 to the consolidated financial statements, the Company has historically experienced recurring losses from operations. As of December 31, 2021, the Company had cash and cash equivalents of $43.0 million and a positive working capital balance of $40.0 million. During the year ended December 31, 2021, the Company incurred a net loss of $33.2 million and net cash used in operating activities was $29.4 million. The Company believes that it will be able to settle its commitments and liabilities in the normal course of business as they fall due for at least twelve months from the date of issuance of the financial statements. As a development stage company with no current sources of revenue, the Company is dependent on its ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of its clinical trials and corporate activities.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the appropriateness of management’s assessment of the Company’s liquidity position. This assessment included evaluating the reasonableness of assumptions used in developing the amount and timing of future funding requirements, which include the pace and results of clinical development efforts. The evaluation of assumptions considered the past performance of the Company and consistency with evidence obtained in other areas of the audit. Additionally, these procedures included evaluating the sufficiency of the Company’s liquidity disclosure.

PricewaterhouseCoopers LLP (signed)

Chartered Professional Accountants

Vancouver, Canada March 10, 2022

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents [note 7]	$43,022	$35,853
Grant receivable [note 4]	153	—
Prepaid expenses and other assets	1,419	1,122
Total current assets	44,594	36,975
Other assets and restricted cash [note 7, note 8 and note 9]	183	279
Right-of-use assets [note 13]	64	146
License agreement [note 5 and 6]	1,641	1,864
Goodwill [note 5]	1,034	1,034
Total assets	$47,516	$40,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$841	$332
Accrued liabilities other	348	584
Accrued clinical liabilities	1,352	453
Accrued compensation	1,940	1,474
Current portion of long-term obligations [note 13]	69	92
Total current liabilities	4,550	2,935
Convertible debt [note 10]	14,920	—
Long-term obligations [note 13]	4	77
Total liabilities	19,474	3,012
Commitments and contingencies [note 13]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2021 and December 31, 2020.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,453,542 and 6,111,735 issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	79	76
Additional paid-in capital	121,545	97,640
Accumulated deficit	(93,586)	(60,434)
Accumulated other comprehensive income	4	4
Total stockholders' equity	28,042	37,286
Total liabilities and stockholders' equity	$47,516	$40,298

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2021	2020	2019
EXPENSES
Research and development	$23,966	$6,882	$9,674
General and administrative	9,128	7,868	6,854
Total operating expenses	33,094	14,750	16,528
OTHER INCOME (EXPENSE)
Interest income	17	69	170
Other expenses	(75)	(49)	(37)
Total other income (expense)	(58)	20	133
Net loss and comprehensive loss	$(33,152)	$(14,730)	$(16,395)
Basic and diluted net loss per common share [note 1 and note 12 [g]]	$(4.08)	$(5.42)	$(39.76)
Shares used in computation of basic and diluted net loss per common share [note 1 and note 12 [g]]	8,119,836	2,718,909	412,320

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	336,055	18	579	—	41,161	4	(25,381)	15,802
Stock-based compensation expense	—	—	—	—	1,201	—	—	1,201
Restricted stock unit settlements	254	—	—	—	—	—	—	—
Adjustments to final October 2018 financing costs	—	—	—	—	4	—	—	4
Cumulative adjustment on adoption of lease standard	—	—	—	—	—	—	(3)	(3)
Shares issued - from purchase agreement with Lincoln Park Capital	18,700	—	—	—	792	—	—	792
Shares issued - December 2019 Public offering	628,876	13	6,256	—	12,321	—	—	12,334
Adjustments to final June 2018 financing costs	—	—	—	—	116	—	—	116
Shares issued on exercise of warrants	55,390	1	—	—	4,198	—	—	4,199
Shares issued on conversion of Series A preferred shares	7,237	—	(579)	—	—	—	—	—
Shares issued on conversion of Series B preferred shares	427,746	9	(5,135)	—	(9)	—	—	—
Issuance of inducement warrants	—	—	—	—	3,925	—	(3,925)	—
Net loss	—	—	—	—	—	—	(16,395)	(16,395)
Balance, December 31, 2019	1,474,258	41	1,121	—	63,709	4	(45,704)	18,050
Stock-based compensation expense	—	—	—	—	1,286	—	—	1,286
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(14)	—	—	(14)
Shares issued on exercise of warrants	489,947	7	—	—	3,224	—	—	3,231
Shares issued - April 2020 Private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued - July 2020 Registered direct offering	731,707	15	—	—	5,292	—	—	5,307
Shares issued - August 2020 Public offering	569,043	1	—	—	6,821	—	—	6,822
Shares issued - December 2020 Public offering	2,472,500	2	—	—	15,787	—	—	15,789
Restricted stock unit settlements	128	—	—	—	—	—	—	—
Costs relating to December 2019 Public offering	—	—	—	—	(34)	—	—	(34)
Shares issued on conversion of Series A preferred shares	—	2	—	—	(2)	—	—	—
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	(9)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,730)	(14,730)

Balance, December 31, 2020	6,111,735	76	—	—	97,640	4	(60,434)	37,286
Stock-based compensation expense		—	—	—	2,187	—	—	2,187
Shares issued on exercise of warrants	50,834	—	—	—	338	—	—	338
Shares issued as settlement with trade vendor	5,114	—	—	—	41	—	—	41
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Restricted stock unit settlements	145	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(33,152)	(33,152)
Balance, December 31, 2021	9,453,542	79	—	—	121,545	4	(93,586)	28,042

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(33,152)	$(14,730)	$(16,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	32	31
Amortization [note 5]	223	223	223
Stock-based compensation [note 12[c]]	2,187	1,286	1,201
Shares issued as settlement with trade vendor	41	—	—
Cumulative adjustment on adoption of lease standard	—	—	(3)
Changes in operating assets and liabilities:
Grant receivable [note 4]	(153)	—	—
Prepaid expenses and other assets	(228)	(452)	194
Accounts payable	509	(527)	715
Accrued liabilities other	(245)	280	(328)
Accrued clinical liabilities	899	66	(812)
Accrued compensation	466	358	(52)
Lease obligation	(14)	(10)	10
Net cash used in operating activities	(29,440)	(13,474)	(15,216)
Financing Activities:
Proceeds from purchase agreement with Lincoln Park Capital, net of issuance costs	—	—	792
Financing costs relating to purchase agreement with Lincoln Park Capital	—	(14)	—
Proceeds from exercise of warrants	338	3,231	4,199
Proceeds from December 2019 public offering, net of issuance costs	—	—	12,334
Financing costs relating to the December 2019 public offering	—	(34)	—
Proceeds from the April 2020 private placement, net of issuance costs	—	1,579	—
Proceeds from the July 2020 registered direct offering, net of issuance costs	—	5,307	—
Proceeds from the August 2020 public offering, net of issuance costs	—	6,822	—
Proceeds from the December 2020 public offering, net of issuance costs	—	15,789	—
Proceeds from the May 2021 public offering, net of issuance costs	21,343	—	—
Receipt of convertible debt from SVB [note 10]	14,929	—	—
Net cash provided by financing activities	36,610	32,680	17,325
Investing Activities:
Purchase of property and equipment	—	(17)	(53)
Purchase of investments	—	—	(25)
Maturities of investments	—	—	5,114
Net cash provided by (used in) investing activities	—	(17)	5,036
Effect of exchange rate changes on cash	(1)	—	4
Net increase (decrease) in cash, cash equivalents and restricted cash	7,169	19,189	7,149
Cash, cash equivalents and restricted cash at beginning of year	35,903	16,714	9,565
Cash, cash equivalents and restricted cash at end of year	$43,072	$35,903	$16,714

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY RISK

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation. We were incorporated in the state of Delaware, and our principal executive office is located in Vancouver, British Columbia.

Liquidity

We have historically experienced recurring losses from operations that have incurred an accumulated deficit of $93.6 million through December 31, 2021. At December 31, 2021, we had cash and cash equivalents of $43.0 million and a positive working capital balance of $40.0 million. During the year ended December 31, 2021, we incurred a net loss of $33.2 million and net cash used in operations was $29.4 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisinicline for nicotine addiction, with operations located in Canada, the United States and the United Kingdom.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06.  ASU 2020-06 simplifies the accounting for convertible instruments, the accounting for contracts in an entity’s own equity, and the related earnings per share calculations. The new standard is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance.

We elected to early adopt the standard effective in 2021. The adoption of this standard did not have any impact on our prior period financial statements.

As a result of adopting ASU 2020-06, we are not required to separately record the conversion feature of the convertible debt but instead account for the convertible instrument and conversion feature as a single unit of debt.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2021 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

4. GOVERNMENT GRANT

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

For the year ended December 31, 2021 we incurred $0.3 million in qualifying R&D expenditures under the NIH grant which has been recorded as a reduction in R&D expense. As of December 31, 2021 we had $0.2 million in grant receivable related to the NIH grant.

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

The components of intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,476)	$1,641	$3,117	$(1,253)	$1,864

For the year ended December 31, 2021 and 2020 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021:

Year Ending December 31,
2022	223
2023	223
2024	223
2025	223
Thereafter	749
Total	$1,641

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2021.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2021, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	41,859	—	—	41,859
Restricted cash (Note 11)	50	—	—	50
Total assets	$41,909	$—	$—	$41,909

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	35,380	—	—	35,380
Restricted cash (Note 11)	50	—	—	50
Total assets	$35,430	$—	$—	$35,430

Cash and cash equivalents (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Money market securities	41,859	—	—	41,859
Total cash and cash equivalents	$41,859	$—	$—	$41,859
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2020	Cost	Gains	Losses	Fair Value
Money market securities	35,380	—	—	35,380
Total cash and cash equivalents	$35,380	$—	$—	$35,380
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities with maturities of one year or less.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	December 31, 2021			December 31, 2020
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$14,920	$15,204	$—	$—	$—

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2021
Computer equipment	$141	$138	$3
Furniture and fixtures	42	42	—
Leasehold improvements	26	19	7
Computer software	74	74	—
Equipment under capital lease	19	14	5
Total property and equipment	$302	$287	$15

9. OTHER ASSETS

Other assets include deferred share issues costs and deposits paid for office space in accordance with the terms of the operating lease agreements.

10. CONVERTIBLE DEBT

On December 22, 2021, the Company entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, we may borrow additional non-convertible term loans in an aggregate original principal amount of up to $10.0 million.

Under the terms of the agreement, the Convertible Debt matures December 22, 2023 and may be extended to December 22, 2024 upon our written request and SVB’s approval on or prior to December 22, 2023. The Convertible Debt will accrue interest at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest is payable in cash monthly in arrears, and (b) 7.0% per annum, which interest shall compound monthly.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for thirty consecutive trading days prior to such date.

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Debt and accrued and unpaid interest, if any, prior to its conversion by payment of a premium determined based on the date of such repayment equal to:

i.

125% of the principal amount of the Convertible Debt including accrued paid-in-kind interest, or PIK, if the Call Right is exercised on or before the 18-month anniversary of the date of the Debt Agreement; and

ii.	150% of the principal amount of the Convertible Debt including accrued PIK, if the Call Right is exercised after the 18-month anniversary of the date of the Debt Agreement,

in either case together with all accrued and unpaid interest on the principal balance of the Convertible Debt. If the Call Right is exercised by us, the Lenders will retain certain lookback rights in the event we enter into an agreement to be acquired in the 12 months following the exercise of the Call Right. We agreed to grant the Lenders a security interest in virtually all of our assets, including our patents and other intellectual property as security for our obligations under the Debt Agreement.

Under ASU 2020-06, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of December 31, 2021, the Convertible Debt balance was comprised of the following:

Year Ended
December 31,
2021
Convertible Debt Information
Principal	$15,000
Transaction Costs	$(109)
Accrued paid-in-kind interest	29
14,920

11. INCOME TAX

[a] We are a Delaware incorporated company subject to blended US Federal and state statutory rates for December 31, 2021, 2020 and 2019 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

(In thousands)	2021	2020	2019
U.S.	$(31,411)	$(12,304)	$(10,028)
Foreign	(1,741)	(2,426)	(6,367)
Income (loss) before income taxes	$(33,152)	$(14,730)	$(16,395)

Income tax expense/(recovery) consisted of the following (in thousands):

(In thousands)	2021	2020	2019
Income tax recovery at statutory rates (at a rate of 21% for all years presented)	$(6,962)	$(3,094)	$(3,490)
Expenses not deducted for tax purposes	224	118	116
Effect of tax rate changes on deferred tax assets and liabilities	17	34	(13)
Rate differential on foreign earnings	(77)	(103)	(296)
Investment tax credits	(134)	(23)	(84)
Change in valuation allowance	7,544	3,662	(3,246)
Reassessment of previously recognized net operating losses	(620)	—	7,192
Reversal of previously accrued taxes due to IRS reassessment	—	—	(221)
Other	8	(594)	(179)
Income tax expense/(recovery)	$—	$—	$(221)

[b] The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets
Tax basis in excess of book value of assets	$897	$892
Non-capital loss carryforwards	39,356	35,596
Research and development deductions and credits	7,058	7,010
§59(e) Capitalized R&D expenses	7,159	3,757
Other	1,018	813
Total deferred tax assets	55,488	48,068
Valuation allowance	(55,082)	(47,539)
Net deferred assets	406	529
Deferred tax liabilities
Other	(406)	(529)
Total deferred tax liabilities	(406)	(529)

Net deferred tax assets	—	—

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax assets, or DTAs, will not be realized. Management assesses the need for a valuation allowance against the deferred tax assets when considering both positive and negative evidence related to whether it is more likely than not that the deferred tax assets will be realized. In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future growth, tax-planning strategies, and results of recent operations.

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, the Company has recorded a valuation allowance for deferred tax assets of $55.5 million to reduce the DTAs to zero as of December 31, 2021. The valuation allowance increased by approximately $7.5 million during the year ended December 31, 2021. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company has total net operating loss carryforwards for federal tax purposes of approximately $47.4 million ($34.8 million—2020) as of December 31, 2021, most of which begin to expire in 2021. Approximately $37.3 million of the federal net operating losses will carryforward indefinitely. Federal net operating losses generated after January 1, 2018 were originally available to offset 80% of taxable income for any given future tax year and will be carried forward indefinitely. However, with the passage of the 2020 CARES Act, the 80% limitation is temporarily removed for tax years 2018 to 2020. The company has research and development tax credit carryforwards of approximately $0.4 million ($0.3 million—2020) as of December 31, 2021, which expire in 2041. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in the Company's ownership as defined by the Internal Revenue Code Section 382. Any future changes in the Company's ownership may limit the use of such carryforward benefits.

The Company’s effective income tax rate for the periods presented differ from the statutory rate of 21% primarily due to current year net losses and the full valuation allowance on the U.S. deferred tax assets. The company files income tax returns in the U.S., Canada, and U.K. At December 31, 2021, the company has Canadian non-capital loss carryforwards of $109.5 million ($105.6 million—2020) and research tax credits of $2.7 million ($2.8 million—2020), both of which will expire in 2041. In addition, the Company has unclaimed tax deductions of approximately $16 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The UK net operating loss carryforwards of $3.5 million (2020—$3.2 million) will carryforward indefinitely.

[c] A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2021 is as follows (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Balance at January 1	$767	$724	$717
Gross increases (decreases) related to prior period tax positions	(6)	43	7
Gross increases (decreases) related to current period tax positions	—	—	—
Decreases relating to settlements with tax authorities	—	—	—
Reductions due to lapses of statute of limitations	—	—	—
Balance at December 31	$761	$767	$724

As of December 31, 2021, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2021 and December 31, 2020 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the U.K. and the U.S. until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2017 to 2021
United Kingdom	2013 to 2021
US	2018 to 2021

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

During the year ended December 31, 2021, we offered and sold zero shares of our common stock pursuant to the Purchase Agreement with LPC. Since entering into the Purchase Agreement, from September 14, 2017 through December 31, 2020, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million. The purchase agreement will expire on March 14, 2022.

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

As of December 31, 2021, all 6,256 shares of the Series B Convertible Preferred Stock had been converted into 521,124 shares of common stock, and no shares of the Series B Convertible Preferred Stock remained outstanding.

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

At-the-Market Sales Agreement

On December 21, 2022, we entered into an At-the-Market Offering Sales Agreement, or ATM with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the year ended December 31, 2021, we did not sell any shares under the ATM.  As of December 31, 2021, we had $25.0 million available in our ATM.

Equity Award Issuances and Settlements

During the year ended December 31, 2021, we did not issue any shares of common stock to satisfy stock option exercises and issued 231 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common to satisfy stock option exercises and 236 shares of common stock to satisfy restricted stock unit settlements for the year ended December 31, 2020.

[c] Stock options

2018 Equity Incentive Plan

As of December 31, 2021, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 521,100 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 463,705 were reserved for options currently outstanding, 53,250 for restricted stock units currently outstanding, and 4,145 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grant were issued pursuant to a stock option agreement on terms substantially similar to our 2018 Equity Incentive Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the year ended December 31, 2021 we granted 45,000 stock options to new employees. As of December 31, 2021, 45,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of December 31, 2021, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2021, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 229 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors, officers and consultants of ours.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2021	2020
Risk-free interest rates	0.66%	0.94%
Expected dividend yield	0%	0%
Expected life	6.00 years	6.00 years
Expected volatility	110.10%	108.78%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2021 was $9.96.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2021	2020
Research and development	$685	$403
General and administrative	1,502	883
Total stock-based compensation	$2,187	$1,286

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2021	227,442	$44.64
Granted	294,650	12.07
Expired	(2)	39,204.00
Balance, December 31, 2021	522,090	$26.11

The following table summarizes information about stock options outstanding at December 31, 2021 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$7.20 - $9.25	50,500	$7.48	9.49
$9.26 - $10.13	11,250	9.90	9.36
$10.14 - $10.78	98,000	10.36	8.88
$10.79 - $11.65	74,880	11.20	8.08
$11.66 - $12.60	5,650	12.10	9.20
$12.61 - $20.74	232,750	13.09	9.07
$20.75 - $39.80	14,766	28.40	7.08
$39.81 - $59.30	18,747	51.20	6.72
$59.31 - $67.50	8,087	67.40	6.57
$67.51 - $28,952.00	7,460	837.69	6.00
	522,090	$26.11	8.72

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$7.20 - $9.25	5,500	$8.60	8.36
$9.26 - $10.13	—	—	—
$10.14 - $10.78	—	—	—
$10.79 - $11.65	35,937	11.20	8.08
$11.66 - $12.60	1,413	12.10	9.20
$12.61 - $20.74	—	—	—
$20.75 - $39.80	11,862	28.40	7.08
$39.81 - $59.30	15,839	51.20	6.72
$59.31 - $67.50	6,939	67.40	6.57
$67.51 - $28,952.00	7,332	851.13	5.98
	84,822	$98.12	7.42

As at December 31, 2021, and December 31, 2020, the total unrecognized compensation expense related to stock options granted was $3.4 million and $2.2 million, respectively, each of which is expected to be recognized into expense over a period of approximately 2.56 years.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was zero, zero and zero, respectively. At December 31, 2021, the aggregate intrinsic value of the outstanding options was $19,500 and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2021, 2020 and 2019, $0.4 million, $0.1 million and $0.4 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2021:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	231	$580.00
Granted	53,250	13.09
Released	(231)	580.00
Balance, December 31, 2021	53,250	$13.09

As of December 31, 2021, we had approximately $0.4 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 1.49 years.

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

The following is a summary of outstanding warrants to purchase common stock at December 31, 2021:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.2000	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.0000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.8900	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.0000	May 2025
(5) Warrants issued in December 2019 financing	612,967	$6.6000	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.2400	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.3200	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.5900	April 2025
(9) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(10) Warrants issued in December 2020 financing	50,000	$8.7500	December 2025

*The pre-funded warrants do not have an expiration date.

For the year ended December 31, 2021, warrants to purchase 47,084 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.3 million, and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per unit price of $7.32, for proceeds of $27,450. For the year ended December 31, 2020, 489,952 of the warrants issued in the December 2019 financing were exercised at a per unit price of $6.60, for proceeds of $3.2 million.   As at December 31, 2021, all of our outstanding warrants are classified as equity.

[f] 401(k) Plan

We maintain a 401(k) plan. Our securities are not offered as an investment option. Our shares are prohibited for inclusion in our 401(k) plan, as well as any match of our shares to employee contributions.

[g] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2021	2020	2019
Numerator
Net loss	$(33,152)	$(14,730)	$(16,395)
Denominator
Weighted average number of common shares outstanding	8,119,836	2,718,909	412,320
Basic and diluted net loss per common share	$(4.08)	$(5.42)	$(39.76)

As of December 31, 2021, a total of 1.8 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive. Additionally, the outstanding Convertible Debt due December 2023 is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of December 31, 2021, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$74	$51	$23	$—	$—
Total	$74	$51	$23	$—	$—

Leases

We have an operating lease for our corporate office.

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

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2022	68
2023	6
Total	$74

Seattle Lease Arrangement

On December 11, 2017, we entered into a lease, or the Seattle Lease, with 520 Pike Street, Inc., or Pike, pursuant to which we leased approximately 3,187 square feet located at Suite 2250 at 520 Pike Tower, Seattle, Washington, 98101, which commenced on March 1, 2018. The Seattle Lease expired on March 1, 2021 and was not renewed.

Our monthly base rent for the premises started at approximately $11,685 which commenced on March 1, 2018 and increased on an annual basis up to approximately $12,397. In addition, we paid a security deposit to Pike in the amount of $37,192, which was subject to periodic reductions on the anniversary of the Seattle Lease. After the first anniversary of the Seattle Lease, we received a payment of $12,397 after the second anniversary, $12,397 from the security deposit was applied against one month of rent and on termination of the Seattle Lease, we received a payment of the $12,397 for the remaining amount of the security deposit. The Seattle Lease was classified as an operating lease.

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington offices for years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.2 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$186
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	1.08 years	1.77 years
Weighted Average Discount Rate
Operating leases	9.97%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2021.

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

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2021 and 2020 (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31
2021
Research and development	5,642	9,227	4,591	4,506
General and administrative	2,342	2,075	2,102	2,609
Total operating expenses	7,984	11,302	6,693	7,115
Other income (expense)	(15)	(9)	2	(36)
Net loss	(7,999)	(11,311)	(6,691)	(7,151)
Basic and diluted net loss per share	$(1.30)	$(1.53)	$(0.71)	$(0.76)
2020
Research and development	1,541	1,103	1,891	2,347
General and administrative	1,816	1,815	1,863	2,374
Total operating expenses	3,357	2,918	3,754	4,721
Other income	37	(4)	(10)	(3)
Net loss	(3,320)	(2,922)	(3,764)	(4,724)
Basic and diluted net loss per share	$(2.15)	$(1.68)	$(1.14)	$(1.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2021:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	575,340	(1)	$26.11	(1)	4,145	(1)
Equity compensation plans not approved by security holders(2)	45,000		7.35		—
Total	620,340		$26.11		4,145

(1)

As of December 31, 2021, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan and (c) the 2018 Equity Incentive Plan.

(2)	Stock options granted as an inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4).

The remaining information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.1	May 23, 2018

3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

4.3	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.4	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.5	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.6	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.7	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.8	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.9	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.10	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.11	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020
4.12	Form of Debt Security (December 2021)	S-3	333-261811	4.12	December 21, 2021

4.13	Form of Indenture (December 2021)	S-3	333-261811	4.13	December 21, 2021

4.14	Registration Rights Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

10.3	OncoGenex Technologies Inc. Amended and Restated Stock Option Plan††	F-1	333-139293	10.1	December 13, 2006

10.4	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.5	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.6	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.7a	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.7b	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.7c	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.8	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.9	Achieve Life Sciences 2018 Equity Incentive Plan, and forms of award agreements thereunder††	10-Q	033-80623	10.1	November 7, 2018

10.10	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.11	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.12	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.13	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.14	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.15	Employment Agreement between the Company and Anthony Clarke, executed May 22, 2018 ††	8-K	033-80623	10.2	May 23, 2018

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.18	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.21	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.22	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019.	10-K	033-80623	10.25	March, 14, 2019

10.25	Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	8-K	033-80623	10.1	September 14, 2017

10.26	Amendment No. 1 to Purchase Agreement, by and between Achieve Life Sciences, Inc. and Lincoln Park Capital Fund, LLC. dated as of September 14, 2017	10-K	033-80623	10.27	March 13, 2020

10.27	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.28	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.29	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Anthony Clark††	10-Q	033-80623	10.2	November 12, 2020

10.30	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and John Bencich ††	10-Q	033-80623	10.3	November 12, 2020

10.31	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††	10-Q	033-80623	10.4	November 12, 2020
10.32	At the Market Sales Agreement, dated December 21, 2021, by and between Achieve Life Sciences, Inc. and Virtu Americas LLC	S-3	333-261811	1.2	December 21, 2021

10.33	Contingent Convertible Debt Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

21.1	Subsidiaries of the Registrant					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 10, 2022	By:	/s/ JOHN BENCICH
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

By: /s/ JOHN BENCICH	Chief Executive Officer and Director (Principal Executive Officer and Financial Officer)	Date: March 10, 2022
John Bencich

By: /s/ JERRY WAN	Senior Director of Accounting Operations (Principal Accounting Officer)	Date: March 10, 2022
Jerry Wan

By: /s/ RICHARD STEWART	Executive Chairman and Director	Date: March 10, 2022
Richard Stewart

By: /s/ CINDY JACOBS	Chief Medical Officer	Date: March 10, 2022
Cindy Jacobs

By: /s/ DONALD JOSEPH	Director	Date: March 10, 2022
Donald Joseph

By: /s/ MARTIN MATTINGLY	Director	Date: March 10, 2022
Martin Mattingly

By: /s/ BRIDGET MARTELL	Director	Date: March 10, 2022
Bridget Martell

By: /s/ JAY MOYES	Director	Date: March 10, 2022
Jay Moyes

By: /s/ JAY MOYES	Director	Date: March 10, 2022
Jay Moyes