Form 10-Q
period 2022-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2022-05-12
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 12, 2022, there were 9,681,855 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$36,337	$43,022
Grant receivable	—	153
Prepaid expenses and other assets	1,355	1,419
Total current assets	37,692	44,594
Right-of-use assets [note 8]	49	64
Other assets and restricted cash [note 5]	253	183
License agreement [note 3 and 4]	1,586	1,641
Goodwill [note 4]	1,034	1,034
Total assets	$40,614	$47,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$841
Accrued liabilities other	648	348
Accrued clinical liabilities	2,222	1,352
Accrued compensation	663	1,940
Current portion of long-term obligations [note 8]	59	69
Total current liabilities	4,010	4,550
Convertible debt [note 6]	15,171	14,920
Long-term obligations [note 8]	—	4
Total liabilities	19,181	19,474
Commitments and contingencies [note 8]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2022 and zero issued and outstanding at December 31, 2021	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2022 and zero issued and outstanding at December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,473,577 issued and outstanding at March 31, 2022 and 9,453,542 issued and outstanding at December 31, 2021	79	79
Additional paid-in capital	122,509	121,545
Accumulated deficit	(101,159)	(93,586)
Accumulated other comprehensive income	4	4
Total stockholders' equity	21,433	28,042
Total liabilities and stockholders' equity	$40,614	$47,516
Subsequent events [note 9]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2022	2021
EXPENSES
Research and development	4,388	5,642
General and administrative	2,838	2,342
Total operating expenses	7,226	7,984
OTHER INCOME (EXPENSE)
Interest income	4	8
Interest expense [note 6]	(357)	—
Other income (expense)	6	(23)
Total other (expense)	(347)	(15)
Net loss and comprehensive loss	$(7,573)	$(7,999)
Basic and diluted net loss per common share [note 7[d]]	$(0.80)	$(1.30)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	9,458,745	6,131,821

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net loss	$(7,573)	$(7,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	60	64
Stock-based compensation [note 7[c], note 7[d], note 7[e] and note 7[f]]	823	542
Shares issued as settlement with trade vendor	26	23
Accrued interest on SVB convertible debt [note 6]	271	—
Changes in operating assets and liabilities:
Grant receivable	153	—
Prepaid expenses and other assets	(10)	318
Accounts payable	(423)	253
Accrued liabilities other	300	(373)
Accrued clinical liabilities	870	1,677
Accrued compensation	(1,277)	(952)
Lease obligation [note 8]	1	(5)
Net cash used in operating activities	(6,779)	(6,452)
Financing Activities:
Proceeds from exercise of warrants	24	236
Proceeds from ATM, net of issuance costs	91	—
Financing costs relating to convertible debt with SVB [note 6]	(20)	—
Net cash provided by financing activities	95	236
Effect of exchange rate changes on cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(6,685)	(6,216)
Cash, cash equivalents and restricted cash at beginning of the period	43,072	35,903
Cash, cash equivalents and restricted cash at end of the period	$36,387	$29,687

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 10, 2022.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $101.2 million through March 31, 2022. At March 31, 2022, we had cash and cash equivalents of $36.3 million and a positive working capital balance of $33.7 million. For the three months ended March 31, 2022, we incurred a net loss of $7.6 million and net cash used in operating activities was $6.8 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2021 in our Annual Report on Form 10-K filed with the SEC, on March 10, 2022. Since December 31, 2021, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

The components of intangible assets were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,531)	$1,586	$3,117	$(1,476)	$1,641

For the three months ended March 31, 2022, and 2021 we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2022:

Year Ending December 31,
2022	167
2023	223
2024	223
Thereafter	973
Total	$1,586

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2022.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	34,163	—	—	34,163
Restricted cash	50	—	—	50
Total assets	$34,213	$—	$—	$34,213

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2022	Cost	Gains	Losses	Fair Value
Money market securities	$34,163	$—	$—	$34,163
Total cash equivalents	$34,163	$—	$—	$34,163
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	March 31, 2022			December 31, 2021
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$15,171	$15,547	$15,000	$14,920	$15,204

6. CONVERTIBLE DEBT

On December 22, 2021, the Company entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10 million and and (ii) a first amendmentto the Debt Agreement dated December 22, 2021 by and among us, SVB in its capacity as administrative agent and lender, and SVB Innovation Credit Fund VIII, L.P., as lender, or amendment (Note 9—Subsequent Events).

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

As of March 31, 2022, the Convertible Debt balance was comprised of the following:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2022	2021
Convertible Debt Information
Principal	$15,000	$15,000
Transaction Costs	(117)	(109)
Accrued paid-in-kind interest	288	29
	15,171	14,920

7. COMMON STOCK

[a]	Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

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

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million.

During the three months ended March 31, 2022, we offered and sold 12,742 shares of our common stock pursuant to the ATM. These aggregate sales resulted in gross proceeds to us of approximately $0.1 million. As of March 31, 2022, shares of our common stock having an aggregate value of approximately $24.9 million remained available for sale under the ATM.

Equity Award Issuances and Settlements

During the three months ended March 31, 2022 and 2021, we did not issue any shares of common stock to satisfy stock option exercises and we did not issue any shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of March 31, 2022, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 993,777 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 696,555 were reserved for options currently outstanding, 279,500 for restricted stock units currently outstanding, and 17,722 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the three months ended March 31, 2022, we granted 35,000 inducement stock options to new employees. As of March 31, 2022, 80,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of March 31, 2022, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of March 31, 2022, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 229 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 229 were reserved for options currently outstanding and zero were reserved for restricted stock units currently outstanding.

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

Stock Option Summary

We grant stock options that vest over time in accordance with terms as determined by our Board, which are typically four years for employee and consultant grants and one to three years for Board option grants. We also grant stock option awards that vest in conjunction with certain performance conditions to executive officers, employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. The expiry date for each option is set by our Board, which is typically seven to ten years. The exercise price of the options is determined by our Board.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2021	522,090	$26.11
Granted	267,850	8.05
Balance, March 31, 2022	789,940	$19.98

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rates	1.49%	0.59%
Expected dividend yield	0%	0%
Expected life	5.80	6.01
Expected volatility	123.35%	109.87%

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$275	$172
General and administrative	$548	370
Total stock-based compensation	$823	$542

As of March 31, 2022, the total unrecognized compensation expense related to stock options granted was $4.6 million, which is expected to be recognized as expense over a period of approximately 2.57 years from March 31, 2022.

[d]	Loss Per Share

For the three months ended March 31, 2022, a total of 2,309,387 shares, consisting of warrants to purchase 1,239,947 shares, options exercisable for 789,940 shares and 279,500 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2021, a total of 1,778,596 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding

Convertible Debt is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of March 31, 2022, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive

[e]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2022, we recorded a compensation expense of $0.3 million related to these awards, compared to $0.1 million, for the three months ended March 31, 2021.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2022:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2021	53,250	$13.09
Granted	226,250	8.26
Balance, March 31, 2022	279,500	$9.18

As of March 31, 2022, we had approximately $2.0 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.56 years.

[f]	Non-employee options and restricted stock units

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

[g]	Employee Share Purchase Plan

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.1 million shares. All shares purchased under the ESPP are issued from treasury. During the first quarter of 2022, no shares were purchased under the ESPP.

[h]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at March 31, 2022:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.200	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(5) Warrants issued in December 2019 financing	609,258	$6.600	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(9) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(10) Warrants issued in December 2020 financing	50,000	$8.750	December 2025

*The pre-funded warrants do not have an expiration date.

For the three months ended March 31, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. For the three months ended March 31, 2021, warrants to purchase 31,467 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $0.2 million and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per share price of $7.32, for proceeds of $27,450. As of March 31, 2022, all of our outstanding warrants were classified as equity.

8. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$58	$58	$—	$—	$—
Total	$58	$58	$—	$—	$—

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

Vancouver lease arrangement

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2022	52
2023	6
Total	$58

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three months ended March 31, 2022 was $33,000. Consolidated rent expense relating to the Vancouver, British Columbia and Seattle Washington offices for the three months ended March 31, 2021 was $42,000.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$38
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	0.83 years	1.83 years
Weighted Average Discount Rate
Operating leases	9.97%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2022.

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

9. SUBSEQUENT EVENTS

On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendmentto the Debt Agreement dated December 22, 2021 by and among us, SVB in its capacity as administrative agent and lender, and SVB Innovation Credit Fund VIII, L.P., as lender, or amendment.

Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023.  Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal, or WSJ, prime rate, and will be subject to interest only payments through April 30, 2024.  Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest.  The Term Loans mature on April 1, 2026.  Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement also includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Debt Agreement related to our entry into the Loan Agreement. No amounts have been drawn on the Term Loans.

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

Overview

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. With more than one billion smokers globally and over 30 million smokers in the United States alone, smoking remains the leading cause of preventable disease and death, responsible for more than eight million deaths annually worldwide. Our primary focus is to address this global epidemic.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD, or Sopharma, for over 20 years. Sopharma’s marketed product is a 1.5 mg cytisinicline dosage administered on a declining titration schedule over a 25 day period. We are evaluating an improved dosing and administration of cytisinicline that is expected to improve compliance and outcomes for smokers. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $7.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $101.2 million, cash and cash equivalents balance of $36.3 million and a positive working capital balance of $33.7 million. For the three months ended March 31, 2022, net cash used in operating activities was $6.8 million.

Cytisinicline Ongoing and Recent Clinical Developments

Company-Sponsored Clinical Trials for a Smoking Cessation Indication

Completed Phase 3 ORCA-2 Trial

In April 2022, we announced positive topline results for the Phase 3 ORCA-2 clinical trial. ORCA-2 was initiated in October 2020 and evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 810 adult smokers at 17 clinical sites in the United States. ORCA-2 participants were randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline when administered for either 6 or 12 weeks, compared to placebo. All subjects received standard behavioral support and were assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with odds ratios of 8.0 and 6.3, respectively.

•

Subjects who received 12 weeks of cytisinicline treatment had 6.3 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p<0.0001). The abstinence rate during weeks 9-12 was 32.6% for cytisinicline compared to 7.0% for placebo.

•

Subjects who received 6 weeks of cytisinicline treatment had 8 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p<0.0001). The abstinence rate during weeks 3-6 was 25.3% for cytisinicline compared to 4.4% for placebo.

The secondary endpoints measured continuous abstinence after treatment out to 24 weeks. Both the 6- and 12-week secondary endpoints for continuous abstinence demonstrated significantly better quit rates for cytisinicline treated subjects than placebo. The continuous abstinence rate from week 9 to 24 was 21.1% for the 12-week cytisinicline arm compared to 4.8% for placebo, with an odds ratio of 5.3 (p<0.0001). The continuous abstinence rate from week 3 to 24 was 8.9% for the 6-week cytisinicline arm compared to 2.6% for placebo, with an odds ratio of 3.7 (p=0.0016).

A third secondary endpoint compared the two cytisinicline treatment arms and evaluated for an increased risk in relapse from Week 6 to Week 24 when subjects were switched to placebo during Week 6 to Week 12 (Arm B) instead of receiving cytisinicline for another 6 weeks during Week 6 to Week 12 (Arm C). The analysis showed that there was no increased risk of smoking relapse in subjects who had successfully quit smoking by Week 3 through Week 6 if they received placebo instead of continuing cytisinicline.

Cytisinicline was well tolerated with no treatment-related serious adverse events reported. The most commonly reported (less than 5% overall) adverse events for placebo, 6-week cytisinicline, and 12-week cytisinicline were:

•	Insomnia: (4.8%, 8.6%, 9.6%)
•	Abnormal dreams: (3.0%, 8.2%, 7.8%)
•	Headaches (8.1%, 6.7%, 7.8%)
•	Nausea (7.4%, 5.9%, 5.6%)

We will continue to analyze the ORCA-2 results and expect to submit these data for publication in the near future.

Ongoing Phase 3 ORCA-3 Trial

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and has the same design as the Phase 3 ORCA-2 trial. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 750 adult smokers at 15 clinical sites. ORCA-3 participants will be randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through 6 months from the start of study treatment. We expect to complete enrollment in the third quarter of 2022.

Completed Phase 2 ORCA-1 Trial

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

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Planned Phase 2 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and is being utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA has completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. Following NIH review of completed milestones, and subject to available NIH funding, we expect to receive the next stage of the grant award of approximately $2.5 million, which will enable initiation of the Phase 2 ORCA-V1 clinical study, which we anticipate occuring in the second quarter of 2022, to evaluate cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Other Prior Investigator-Sponsored Clinical Trials

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

Non-clinical Studies

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

Impact of COVID-19 Pandemic

As a result of the COVID-19 pandemic, we have experienced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA, and disruptions in our supply chain for our product candidates. The extent of the impact on the COVID-19 pandemic on our operational and financial performance is uncertain and cannot be predicted. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which the COVID-19 pandemic has impacted our financial condition, results of operations or guidance has been minimal. The effect of any additional COVID-19 pandemic issues will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline, as well as a granted patent in several European countries related to new oral dosage forms of cytisinicline providing enhanced stability. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain cytisinicline trademarks in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of cytisinicline products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to March 31, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three months ended March 31, 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Clinical development programs:
Cytisinicline	$4,388	$5,642
Total research and development expenses	$4,388	$5,642

R&D expenses for the three months ended March 31, 2022 decreased to $4.4 million from $5.6 million for the three months ended March 31, 2021. The decrease in the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first quarter of 2021.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Total general and administrative expenses	$2,838	$2,342

General and administrative expenses for the three months ended March 31, 2022 increased to $2.8 million from $2.3 million for the three months ended March 31, 2021. The increase was primarily due to higher clinical trial media and awareness expenses, employee expenses associated with stock-based compensation and higher legal expenses as a result of increased patent application activities.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $101.2 million through March 31, 2022 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2022, we had a cash and cash equivalents balance of $36.3 million and a positive working capital balance of $33.7 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our current operating expenses and capital expenditures into 2023.

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

Convertible Debt and Term Loan

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Debt Agreement, or Amendment.

Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023.  Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal, or WSJ, prime rate, and will be subject to interest only payments through April 30, 2024.  Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest.  The Term Loans mature on April 1, 2026.  Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

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

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement also includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Debt Agreement related to our entry into the Loan Agreement. No amounts have been drawn on the Term Loans.

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million.

During the three months ended March 31, 2022, we sold 12,742 shares of our common stock pursuant to the ATM, which resulted in gross proceeds of $0.1 million. Since entry into the ATM, from December 31, 2021 through May 12, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million and offering expenses of $31,000. As of May 12, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $6.8 million compared to $6.5 million for the three months ended March 31, 2021. The increase in cash used in operations in the 2022 period as compared to the 2021 period was primarily attributable to an increase in employee expenses associated with performance-based compensation.

Cash Provided in Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million compared to $0.2 million for the three months ended March 31, 2021. Net cash provided by financing activities in the three months ended March 31, 2022 relates to proceeds received from ATM sales and warrant exercises. Net cash provided by financing activities in the three months ended March 31, 2021, relates to proceeds from warrant exercises.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. For more information regarding our current contingencies and commitments, see Note 8 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2021 in our Annual Report on Form 10-K filed with the SEC, on March 10, 2022. Since December 31, 2021, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2022, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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

During the quarter ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our single product candidate, cytisinicline, has been in-licensed from a third party. We are required to continue to contract with Sopharma, to continue our development of, and potential commercialization of, cytisinicline pursuant to a supply agreement with Sopharma. Sopharma currently manufactures all of its cytisinicline API in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisincline program. If the supply agreement with Sopharma is terminated, we will need to develop or acquire alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations and corresponding foreign regulatory manufacturing requirements. As such, we, Sopharma and other contract manufacturers, if any, will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application. If Sopharma or our other contract manufacturers fail to maintain cGMP compliance or fail inspections with FDA and other regulators, then our business could severely be harmed.

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

We rely on third party contract manufacturing organizations, or CMOs, to package the cytisinicline used in our clinical trials. If any of these CMO’s fail to timely deliver the supplies needed then our clinical studies could be delayed materially. Third-party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson,  Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Omeros,, Adamed, Aflofarm, Axsome, Amygdala,  Antidote Therapeutics, NFL Biosciences, Currax, Palisades Therapeutics, Ro and others.

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

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting, or unsafe cytisinicline products could materially affect patient confidence in our cytisinicline product. It is possible that adverse events caused by unsafe counterfeit or other cytisinicline products that we do not produce will mistakenly be attributed to our cytisinicline product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business. Public loss of confidence in the integrity in cytisinicline as a result of counterfeiting, theft, or improper manufacturing processes could have a material adverse effect on our business, results of operations, and financial condition.

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

We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover certain other therapeutic uses of cytisinicline. We are currently monitoring these patents and patent applications. We may in the future pursue available proceedings in the United States and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications for these certain additional therapeutic uses. If any third-party patents or patent applications cover our product candidates or technologies in other therapeutic uses, we may not be free to manufacture or market our product candidates for additional therapeutic uses, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the three months ended March 31, 2022, we sold 12,742 shares of our common stock pursuant to the ATM. As of March 31, 2022, shares of our common stock having an aggregate value of $24.9 million remained available for sale under the ATM. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date.

The sale of additional shares of our common stock pursuant to the ATM, or the conversion of the Convertible Debt into shares of our common stock, would have a dilutive impact on our existing stockholders. Sales under the ATM, or the conversion of the Convertible Debt, could cause the market price of our common stock to decline significantly. Sales of our common stock under the ATM, the conversion of the Convertible Debt or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the ATM, the conversion of the Convertible Debt or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 12, 2022	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)