Form 10-Q
period 2022-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2022-08-11
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 11, 2022, there were 9,681,855 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$29,378	$43,022
Grant receivable [note 3]	313	153
Prepaid expenses and other assets	1,457	1,419
Total current assets	31,148	44,594
Right-of-use assets [note 9]	33	64
Other assets and restricted cash [note 6]	240	183
License agreement [note 4 and 5]	1,530	1,641
Goodwill [note 5]	1,034	1,034
Total assets	$33,985	$47,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656	$841
Accrued liabilities other	513	348
Accrued clinical liabilities	3,046	1,352
Accrued compensation	1,103	1,940
Current portion of long-term obligations [note 9]	41	69
Total current liabilities	5,359	4,550
Convertible debt [note 7]	15,460	14,920
Long-term obligations [note 9]	—	4
Total liabilities	20,819	19,474
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2022 and zero issued and outstanding at December 31, 2021	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2022 and zero issued and outstanding at December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,681,855 issued and outstanding at June 30, 2022 and 9,453,542 issued and outstanding at December 31, 2021	79	79
Additional paid-in capital	124,710	121,545
Accumulated deficit	(111,627)	(93,586)
Accumulated other comprehensive income	4	4
Total stockholders' equity	13,166	28,042
Total liabilities and stockholders' equity	$33,985	$47,516
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
EXPENSES
Research and development	7,207	9,227	11,595	14,869
General and administrative	2,866	2,075	5,704	4,417
Total operating expenses	10,073	11,302	17,299	19,286
OTHER INCOME (EXPENSE)
Interest income	4	3	8	11
Interest expense [note 7]	(404)	—	(761)
Other income (expense)	5	(12)	11	(35)
Total other (expense)	(395)	(9)	(742)	(24)
Net loss and comprehensive loss	$(10,468)	$(11,311)	(18,041)	(19,310)
Basic and diluted net loss per common share [note 8[d]]	$(1.08)	$(1.53)	$(1.89)	$(2.85)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	9,647,726	7,390,600	9,553,757	6,764,688
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net loss	$(18,041)	$(19,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	116	127
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	1,663	1,163
Shares issued as settlement with trade vendor	26	41
Accrued interest on SVB convertible debt [note 7]	560	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	(160)	—
Prepaid expenses and other assets	(99)	702
Accounts payable	(185)	243
Accrued liabilities other	165	(391)
Accrued clinical liabilities	1,694	2,585
Accrued compensation	(837)	(680)
Lease obligation [note 9]	(1)	(8)
Net cash used in operating activities	(15,099)	(15,528)
Financing Activities:
Proceeds from exercise of warrants	24	331
Proceeds from ATM, net of issuance costs [note 8[b]]	1,499	—
Financing costs relating to convertible debt with SVB [note 7]	(20)	—
Proceeds from the May 2021 public offering, net of issuance costs	—	21,343
Taxes paid related to net share settlement of equity awards	(47)	—
Net cash provided by financing activities	1,456	21,674
Effect of exchange rate changes on cash	(1)	2
Net decrease in cash, cash equivalents and restricted cash	(13,644)	6,148
Cash, cash equivalents and restricted cash at beginning of the period	43,072	35,903
Cash, cash equivalents and restricted cash at end of the period	$29,428	$42,051

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433
Stock-based compensation expense	—	—	—	—	840	—	—	840
Shares issued from purchase agreement with Virtu	187,258	—	—	—	1,408	—	—	1,408
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	(10,468)	(10,468)
Balance, June 30, 2022	9,681,855	$79	—	$—	$124,710	$4	$(111,627)	$13,166

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088
Stock-based compensation expense	—	—	—	—	621	—	—	621
Shares issued on exercise of warrants	14,443	—	—	—	95	—	—	95
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Shares issued as settlement with trade vendor	2,149	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(11,311)	(11,311)
Balance, June 30, 2021	9,452,223	$79	—	$—	$120,515	$4	$(79,744)	$40,854

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $111.6 million through June 30, 2022. As of June 30, 2022, we had cash and cash equivalents of $29.4 million and a positive working capital balance of $25.8 million. For the six months ended June 30, 2022, we incurred a net loss of $18.0 million and net cash used in operating activities was $15.1 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. We have historically financed our operations through equity and debt financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic and increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our R&D expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

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

3. GOVERNMENT GRANT

In July 2021, we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $0.3 million, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, drug packaging, and submission of a new Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA in the amount of approximately $2.5 million, which is expected to be used to conduct the ORCA-V1 Phase 2 clinical trial.

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in approximately 150 adult e-cigarette users at five clinical trial locations in the United States. Participants will be randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

For the six months ended June 30, 2022, we incurred $0.3 million in qualifying R&D expenditures under the NIH grant, which has been recorded as a reduction in R&D expense. As of June 30, 2022, we had $0.3 million in grant receivable related to the NIH grant.

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

The components of intangible assets were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,587)	$1,530	$3,117	$(1,476)	$1,641

For the three and six months ended June 30, 2022, and 2021 we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2022:

Year Ending December 31,
2022	111
2023	223
2024	223
Thereafter	973
Total	$1,530

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of June 30, 2022.

5. LICENSE AGREEMENTS

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	27,983	—	—	27,983
Restricted cash	50	—	—	50
Total assets	$28,033	$—	$—	$28,033

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2022	Cost	Gains	Losses	Fair Value
Money market securities	$27,983	$—	$—	$27,983
Total cash equivalents	$27,983	$—	$—	$27,983
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	June 30, 2022			December 31, 2021
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$15,460	$16,074	$15,000	$14,920	$15,204

7. CONVERTIBLE DEBT

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the remaining $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement.

Under the terms of the Debt Agreement, the Convertible Debt matures on December 22, 2023 and may be extended to December 22, 2024 upon our written request and SVB’s approval on or prior to December 22, 2023. The Convertible Debt will accrue interest at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest is payable in cash monthly in arrears, and (b) 7.0% per annum, which interest shall compound monthly.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for thirty consecutive trading days prior to such date).

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Debt and accrued and unpaid interest, if any, prior to its conversion by payment of a premium determined based on the date of such repayment equal to:

i.

125% of the principal amount of the Convertible Debt including accrued paid-in-kind interest, or PIK, if the Call Right is exercised on or before the 18-month anniversary of the date of the Debt Agreement; and

ii.	150% of the principal amount of the Convertible Debt including accrued PIK, if the Call Right is exercised after the 18-month anniversary of the date of the Debt Agreement,

in either case together with all accrued and unpaid interest on the principal balance of the Convertible Debt. If the Call Right is exercised by us, the Lenders will retain certain lookback rights in the event we enter into an agreement to be acquired in the twelve months following the exercise of the Call Right. We agreed to grant the Lenders a security interest in virtually all of our assets, including our patents and other intellectual property as security for our obligations under the Debt Agreement.

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

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. As of June 30, 2022 no amounts had been drawn on the Term Loans.

Under ASU 2020-06, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of June 30, 2022, the Convertible Debt balance was comprised of the following:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Convertible Debt Information
Principal	$15,000	$15,000
Transaction Costs	(100)	(109)
Accrued paid-in-kind interest	560	29
	15,460	14,920

8. COMMON STOCK

[a]	Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

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

During the six months ended June 30, 2022, we offered and sold 200,000 shares of our common stock pursuant to the ATM. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. Since entry into the ATM, from December 31, 2021 through June 30, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of June 30, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2022, we did not issue any shares of common stock to satisfy stock option exercises and we issued 26,625 common stock to satisfy restricted stock unit settlements. During the three and six months ended June 30, 2021, we did not issue any shares of common stock to satisfy stock option exercises and issued no shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of June 30, 2022, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 967,152 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 714,155 were reserved for options currently outstanding, 252,875 for restricted stock units currently outstanding, and 122 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the six months ended June 30, 2022, we granted 50,000 inducement stock options to new employees. As of June 30, 2022, 95,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of June 30, 2022, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of June 30, 2022, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 204 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 204 were reserved for options currently outstanding and zero were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2021	522,090	$26.11
Granted	300,450	7.83
Expired	(25)	28,522.56
Balance, June 30, 2022	822,515	$18.57

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rates	1.65%	0.61%
Expected dividend yield	0%	0%
Expected life	5.80	5.99
Expected volatility	122.80%	109.83%

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$289	$192	$564	$364
General and administrative	$551	429	1,099	799
Total stock-based compensation	$840	$621	$1,663	$1,163

As of June 30, 2022, the total unrecognized compensation expense related to stock options granted was $4.3 million, which is expected to be recognized as expense over a period of approximately 2.36 years from June 30, 2022.

[d]	Loss Per Share

For the six months ended June 30, 2022, a total of 2,315,337 shares, consisting of warrants to purchase 1,239,947 shares, options exercisable for 822,515 shares and 252,875 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2021, a total of 1,775,401 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Debt is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of June 30, 2022, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive

[e]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2022, we recorded a compensation expense of $0.3 million and $0.5 million, respectively, related to these awards, compared to $0.1 million and $0.2 million, for the three and six months ended June 30, 2021.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2022:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2021	53,250	$13.09
Granted	226,250	8.26
Released	(26,625)	13.09
Balance, June 30, 2022	252,875	$8.77

As of June 30, 2022, we had approximately $1.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.19 years.

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

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.2 million shares. All shares purchased under the ESPP are new share issuances. During the six months ended June 30, 2022, no shares were purchased under the ESPP.

[h]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at June 30, 2022:

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

For the six months ended June 30, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. For the six months ended June 30, 2021, warrants to purchase 45,910 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $0.3 million and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per share price of $7.32, for proceeds of $27,450. As of June 30, 2022, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$39	$39	$—	$—	$—
Total	$39	$39	$—	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2022	33
2023	6
Total	$39

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and six months ended June 30, 2022 was $33,000 and $66,000, respectively. Consolidated rent expense relating to the Vancouver, British Columbia and Seattle Washington offices for the three and six months ended June 30, 2022 was $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$16	$15	$29	$53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	0.58 years	1.58 years	0.58 years	1.58 years
Weighted Average Discount Rate
Operating leases	9.97%	9.97%	9.97%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2022.

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

We also plan to expand our focus to address other methods of nicotine addiction such as e-cigarettes/vaping. The use of e-cigarettes continues to be widespread, with most recent reports from the Centers for Disease Control and Prevention indicating nearly 11 million adult users in the United States alone in 2019.  While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. In a recent study that we conducted surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next three to twelve months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so. We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine addiction.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $18.0 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $111.6 million, cash and cash equivalents balance of $29.4 million and a positive working capital balance of $25.8 million. For the six months ended June 30, 2022, net cash used in operating activities was $15.1 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic and increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with odds ratios of 8.0 and 6.3, respectively. The odds ratio, or OR, is a standard measure of association between an exposure (cytisinicline treatment) and an outcome (continuous smoking abstinence).

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

Primary Endpoint Quit Rates for 3 mg Cytisinicline vs Placebo

Quit Rates
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
Cytisinicline
Placebo
32.6%
7.0%
25.3%
4.4%
12-Weeks Cytisinicline
(Weeks 9-12)
6-Weeks Cytisinicline
(Weeks 3-6)

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

A third secondary endpoint compared the two cytisinicline treatment arms and evaluated for an increased risk in relapse from week 6 to week 24 when subjects were switched to placebo during week 6 to week 12 (Arm B) instead of receiving cytisinicline for another 6 weeks during week 6 to week 12 (Arm C). The analysis showed that there was no increased risk of smoking relapse in subjects who had successfully quit smoking by week 3 through week 6 if they received placebo instead of continuing cytisinicline from week 6 to week 12.

Cytisinicline was well tolerated with no treatment-related serious adverse events reported. The most commonly reported (less than 5% overall) adverse events for placebo, 6-week cytisinicline, and 12-week cytisinicline, respectively, were:

	Placebo	6-Weeks Cytisinicline	12-Weeks Cytisinicline
Insomnia	4.8%	8.6%	9.6%
Abnormal Dreams	3.0%	8.2%	7.8%
Headaches	8.1%	6.7%	7.8%
Nausea	7.4%	5.9%	5.6%

We will continue to analyze the ORCA-2 results and expect to submit these data for publication and presentation at future medical conferences.

Ongoing Phase 3 ORCA-3 Trial

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and has the same design as the Phase 3 ORCA-2 trial. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 750 adult smokers at 19 clinical sites. ORCA-3 participants will be randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through six months from the start of study treatment. We expect to complete enrollment in the third quarter of 2022.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. The most impressive results were observed in the 3 mg TID cytisinicline arm which demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo, meaning, smokers receiving 3 mg cytisinicline TID were 5 times more likely to stop smoking compared to subjects on placebo.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the Society for Research on Nicotine and Tobacco, or SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to the 1.5 mg dose or the declining titration schedule evaluated in ORCA-1. At the SRNT European meeting held in September 2021, exploratory analyses were presented that showed cytisinicline treatment had an earlier onset of sustained abstinence compared to placebo and that the cytisinicline TID schedule appeared more effective for achieving sustained abstinence in smokers who had previously failed to quit on varenicline compared to the declining titration schedule.

In November 2019, we held a type C meeting with the U.S. Food and Drug Administration, or FDA, to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable.

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Ongoing Phase 2 ORCA-V1 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 Clinical trial.

In June 2022, we announced we had initiated the ORCA-V1 Phase 2 Clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed 3 times daily compared to placebo in approximately 150 adult e-cigarette users at five clinical trial locations in the United States. Participants will be randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. Subject to timing of enrollment and other factors, top line results from the ORCA-V1 study are anticipated in the first half of 2023.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Other Recent Investigator-Sponsored Clinical Trials

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

The primary endpoint of the non-inferiority trial was to demonstrate that cytisinicline quit rates would be no less than 10% lower than the quit rates for varenicline. Topline results indicated that the RAUORA trial achieved its primary endpoint in showing that cytisinicline plus behavioral support was at least as effective as varenicline plus behavioral support at six months. Cytisinicline met the pre-specified non-inferiority endpoint and was trending towards superiority with an Absolute Risk Difference of +4.29 in favor of cytisinicline (95% CI -0.22 to 8.79), demonstrating a 4.29% improvement in quit rates in favor of cytisinicline. Specifically, continuous abstinence rates at six months, verified by expired CO, were 12.1% for cytisinicline compared to 7.9% for varenicline. The Relative Risk was 1.55 on an intent-to-treat basis, indicating that subjects in the cytisinicline arm were approximately one and a half times more likely to have quit smoking at six months compared to subjects who received varenicline.

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

Non-clinical toxicology studies that will be required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which are in distinct stages of execution as company-sponsored studies. Two chronic toxicology studies have been completed and submitted to the FDA. Additionally, both carcinogenicity studies have been completed and will be submitted to FDA during the third quarter of 2022.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to June 30, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and six months ended June 30, 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Clinical development programs:
Cytisinicline	$7,207	$9,227	$11,595	$14,869
Total research and development expenses	$7,207	$9,227	$11,595	$14,869

R&D expenses for the three and six months ended June 30, 2022 decreased to $7.2 million and $11.6 million, respectively, from $9.2 million and $14.9 million for the three and six months ended June 30, 2021, respectively. The decrease in the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first half of 2021. We anticipate R&D expenses to increase in the second half of 2022 with the initiation of the ORCA-V1 trial.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total general and administrative expenses	$2,866	$2,075	$5,704	$4,417

General and administrative expenses for the three and six months ended June 30, 2022 increased to $2.9 million and $5.7 million, respectively, from $2.1 million and $4.4 million for the three and six months ended June 30, 2021, respectively. The increase was primarily due to higher clinical trial media and awareness expenses, employee expenses associated with stock-based compensation, higher legal expenses as a result of increased patent application activities and increase in insurance premiums.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $111.6 million through June 30, 2022 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2022, we had a cash and cash equivalents balance of $29.4 million and a positive working capital balance of $25.8 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our current operating expenses and capital expenditures into 2023.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. The uncertainty with respect to our operations and the capital markets market generally may make it challenging to raise additional capital on favorable terms, if at all. The uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic and increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. We have historically financed our operations through equity and debt financings. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, cytisinicline and add personnel necessary to operate as a public company with an advanced clinical candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, partnering arrangements or other financing transactions in order to finance the commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

Convertible Debt and Term Loan

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the remaining $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement.

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

in either case together with all accrued and unpaid interest on the principal balance of the Convertible Debt. If the Call Right is exercised by us, the Lenders will retain certain lookback rights in the event we enter into an agreement to be acquired in the twelve months following the exercise of the Call Right. We agreed to grant the Lenders a security interest in virtually all of our assets, including our patents and other intellectual property as security for our obligations under the Debt Agreement.

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

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. No amounts have been drawn on the Term Loans.

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million.

During the six months ended June 30, 2022, we sold 200,000 shares of our common stock pursuant to the ATM, which resulted in gross proceeds of $1.5 million. Since entry into the ATM, from December 31, 2021 through August 10, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million and offering expenses of $31,000. As of August 10, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $15.1 million compared to $15.5 million for the six months ended June 30, 2021. The decrease in cash used in operations in the 2022 period as compared to the 2021 period was primarily attributable to higher R&D expense in 2021 as a result of timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first half of 2021.

Cash Provided in Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $1.5 million compared to $21.7 million for the six months ended June 30, 2021. Net cash provided by financing activities in the six months ended June 30, 2022 relates to proceeds received from ATM sales and warrant exercises. Net cash provided by financing activities in the six months ended June 30, 2021, relates to proceeds received from our May 2021 public offering and warrant exercises.

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

During the quarter ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidate.

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

Risks Related to Our Financial Condition and Capital Requirements

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidate.

Our ability to continue as a going concern is subject to material uncertainty. We have expended and continue to expend substantial funds in connection with our product development, clinical trial and regulatory approval activities.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Further, the uncertainty with respect to our operations and the market generally due to the COVID-19 pandemic and increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

Our single product candidate, cytisinicline, has been in-licensed from a third party. We are required to continue to contract with Sopharma, to continue our development of, and potential commercialization of, cytisinicline pursuant to a supply agreement with Sopharma. Sopharma currently manufactures all of its cytisinicline API in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisinicline program. If the supply agreement with Sopharma is terminated, we will need to develop or acquire alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all.

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

Conducting clinical trials in Europe or other countries outside of the United States will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. Failure to meet such regulatory requirements could delay our clinical trials, the approval, if any, of cytisinicline by the FDA or other regulatory authorities, or the commercialization of cytisinicline, or result in higher costs or deprive us of potential product revenues.

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

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We are pursuing clinical studies in users of e-cigarettes and have been awarded a grant by the NIH to pursue the initial feasibility of this development. Continued grant funding under the award will still be subject to availability of funds at the NIH, and such funding will not be sufficient to cover the full clinical costs of the planned Phase 2 trial. We expect that we will need to invest significant amounts of capital complete the planned Phase 2 trial and pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Haleon, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson,  Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Omeros,, Adamed, Aflofarm, Axsome, Amygdala,  Antidote Therapeutics, NFL Biosciences, Currax, Palisades Therapeutics, Ro and others.

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

Cytisinicline is not eligible for composition of matter patents in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as an herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over third party manufacturers, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

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

•

general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession caused by the COVID-19 pandemic, increasing inflation and interest rates and the increasingly volatile global economic conditions resulting from the conflict in Ukraine;

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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the six months ended June 30, 2022, we sold 200,000 shares of our common stock pursuant to the ATM. As of June 30, 2022, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders, which was amended in April 2022. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date.

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

10.1

Loan and Security Agreement, dated April 26, 2022, among Achieve Life Sciences, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 27, 2022)

10.2

First Amendment to 2021 Contingent Convertible Debt Agreement dated December 22, 2021 by and among Achieve Life Sciences, Inc., Silicon Valley Bank, and SVB Innovation Credit Fund VIII, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on April 27, 2022)

31.1

Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 11, 2022	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)