Form 10-Q
period 2022-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2022-11-14
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 10, 2022, there were 9,710,747 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents [note 6]	18,197	$43,022
Grant receivable [note 3]	145	153
Prepaid expenses and other assets	2,615	1,419
Total current assets	20,957	44,594
Right-of-use assets [note 9]	18	64
Other assets and restricted cash [note 6]	239	183
License agreement [note 4 and 5]	1,475	1,641
Goodwill [note 5]	1,034	1,034
Total assets	$23,723	$47,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412	$841
Accrued liabilities other	539	348
Accrued clinical liabilities	4,552	1,352
Accrued compensation	1,390	1,940
Current portion of long-term obligations [note 9]	23	69
Total current liabilities	6,916	4,550
Convertible debt [note 7]	15,763	14,920
Long-term obligations [note 9]	—	4
Total liabilities	22,679	19,474
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2022 and zero issued and outstanding at December 31, 2021	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2022 and zero issued and outstanding at December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 9,710,747 issued and outstanding at September 30, 2022 and 9,453,542 issued and outstanding at December 31, 2021	79	79
Additional paid-in capital	125,665	121,545
Accumulated deficit	(124,704)	(93,586)
Accumulated other comprehensive income	4	4
Total stockholders' equity	1,044	28,042
Total liabilities and stockholders' equity	$23,723	$47,516
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
EXPENSES
Research and development	9,869	4,591	21,464	19,460
General and administrative	2,770	2,102	8,474	6,519
Total operating expenses	12,639	6,693	29,938	25,979
OTHER INCOME (EXPENSE)
Interest income	73	3	81	14
Interest expense [note 7]	(481)	—	(1,242)	—
Other income (expense)	(30)	(1)	(19)	(36)
Total other (expense)	(438)	2	(1,180)	(22)
Net loss and comprehensive loss	$(13,077)	$(6,691)	(31,118)	(26,001)
Basic and diluted net loss per common share [note 8[d]]	$(1.35)	$(0.71)	$(3.24)	$(3.39)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	9,693,788	9,452,238	9,600,947	7,670,383
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net loss	$(31,118)	$(26,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	171	188
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	2,492	1,693
Shares issued as settlement with trade vendor	26	41
Accrued interest on SVB convertible debt [note 7]	863	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	8	(151)
Prepaid expenses and other assets	(1,256)	(146)
Accounts payable	(429)	483
Accrued liabilities other	191	(390)
Accrued clinical liabilities	3,200	304
Accrued compensation	(550)	(233)
Lease obligation [note 9]	(4)	(10)
Net cash used in operating activities	(26,406)	(24,222)
Financing Activities:
Proceeds from exercise of warrants	24	339
Proceeds from ATM, net of issuance costs [note 8[b]]	1,499	—
Financing costs relating to convertible debt with SVB [note 7]	(20)	—
Proceeds from the May 2021 public offering, net of issuance costs	—	21,343
Proceeds from employee stock purchase plan [note 8[g]]	126	—
Taxes paid related to net share settlement of equity awards	(47)	—
Net cash provided by financing activities	1,582	21,682
Effect of exchange rate changes on cash	(1)	(1)
Net decrease in cash, cash equivalents and restricted cash	(24,825)	(2,541)
Cash, cash equivalents and restricted cash at beginning of the period	43,072	35,903
Cash, cash equivalents and restricted cash at end of the period	$18,247	$33,362

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433
Stock-based compensation expense	—	—	—	—	840	—	—	840
Shares issued from purchase agreement with Virtu	187,258	—	—	—	1,408	—	—	1,408
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	(10,468)	(10,468)
Balance, June 30, 2022	9,681,855	$79	—	$—	$124,710	$4	$(111,627)	$13,166
Stock-based compensation expense	—	—	—	—	829	—	—	829
Shares issued under employee share purchase plan	28,892	—	—	—	126	—	—	126
Net loss	—	—	—	—	—	—	(13,077)	(13,077)
Balance, September 30, 2022	9,710,747	$79	—	$—	$125,665	$4	$(124,704)	$1,044

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	$76	—	$—	$97,640	$4	$(60,434)	$37,286
Stock-based compensation expense	—	—	—	—	542	—	—	542
Shares issued on exercise of warrants	35,217	—	—	—	236	—	—	236
Shares issued as settlement with trade vendor	2,965	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	(7,999)	(7,999)
Balance, March 31, 2021	6,149,917	$76	—	$—	$98,441	$4	$(68,433)	$30,088
Stock-based compensation expense	—	—	—	—	621	—	—	621
Shares issued on exercise of warrants	14,443	—	—	—	95	—	—	95
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Shares issued as settlement with trade vendor	2,149	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(11,311)	(11,311)
Balance, June 30, 2021	9,452,223	$79	—	$—	$120,515	$4	$(79,744)	$40,854
Stock-based compensation expense	—	—	—	—	530	—	—	530
Shares issued on exercise of warrants	1,174	—	—	—	8	—	—	8
Restricted stock unit settlements	145	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(6,691)	(6,691)
Balance, September 30, 2021	9,453,542	$79	—	$—	$121,052	$4	$(86,435)	$34,700

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $124.7 million through September 30, 2022. As of September 30, 2022, we had cash and cash equivalents of $18.2 million and a positive working capital balance of $14.0 million. For the nine months ended September 30, 2022, we incurred a net loss of $31.1 million and net cash used in operating activities was $26.4 million.

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

3. GOVERNMENT GRANT

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $0.3 million, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, drug packaging, and submission of a new Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA in the amount of approximately $2.5 million, which we have used to conduct the ORCA-V1 Phase 2 clinical trial.

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

For the nine months ended September 30, 2022, we incurred $0.7 million in qualifying R&D expenditures under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense. As of September 30, 2022, we had $0.1 million in grant receivable related to the NIDA/NIH grant.

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

The components of intangible assets were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,642)	$1,475	$3,117	$(1,476)	$1,641

For the three and nine months ended September 30, 2022, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2022:

Year Ending December 31,
2022	56
2023	223
2024	223
Thereafter	973
Total	$1,475

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of September 30, 2022.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	15,456	—	—	15,456
Restricted cash	50	—	—	50
Total assets	$15,506	$—	$—	$15,506

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2022	Cost	Gains	Losses	Fair Value
Money market securities	$15,456	$—	$—	$15,456
Total cash equivalents	$15,456	$—	$—	$15,456
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	September 30, 2022			December 31, 2021
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$15,763	$16,548	$15,000	$14,920	$15,204

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

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. As of September 30, 2022 no amounts had been drawn on the Term Loans.

Under ASU 2020-06, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of September 30, 2022, the Convertible Debt balance was comprised of the following:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2022	2021
Convertible Debt Information
Principal	$15,000	$15,000
Transaction Costs	(84)	(109)
Accrued paid-in-kind interest	847	29
	15,763	14,920

8. COMMON STOCK

[a]	Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b]	Issued and outstanding shares

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

During the nine months ended September 30, 2022, we offered and sold 200,000 shares of our common stock pursuant to the ATM. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. Since entry into the ATM, from December 21, 2021 through September 30, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of September 30, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2022, we did not issue any shares of common stock to satisfy stock option exercises and we issued 26,625 common stock to satisfy restricted stock unit settlements. During the three and nine months ended September 30, 2021, we did not issue any shares of common stock to satisfy stock option exercises and issued 231 shares of common stock to satisfy restricted stock unit settlements.

[c]	Stock options

2018 Equity Incentive Plan

As of September 30, 2022, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 967,152 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 714,155 were reserved for options currently outstanding, 252,875 for restricted stock units currently outstanding, and 122 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the nine months ended September 30, 2022, we granted 50,000 inducement stock options to new employees. As of September 30, 2022, 95,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of September 30, 2022, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2022, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 204 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 204 were reserved for options currently outstanding and zero were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2021	522,090	$26.11
Granted	300,450	7.83
Expired	(25)	28,522.56
Balance, September 30, 2022	822,515	$18.57

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rates	1.65%	0.64%
Expected dividend yield	0%	0%
Expected life	5.80	5.99
Expected volatility	122.80%	109.61%

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$288	$162	$852	$526
General and administrative	$541	368	1,640	1,167
Total stock-based compensation	$829	$530	$2,492	$1,693

As of September 30, 2022, the total unrecognized compensation expense related to stock options granted was $3.7 million, which is expected to be recognized as expense over a period of approximately 2.17 years from September 30, 2022.

[d]	Loss Per Share

For the nine months ended September 30, 2022, a total of 2,315,337 shares, consisting of warrants to purchase 1,239,947 shares, options exercisable for 822,515 shares and 252,875 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2021, a total of 1,818,996 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Debt is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of September 30, 2022, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive

[e]	Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2022, we recorded a compensation expense of $0.3 million and $0.8 million, respectively, related to these awards, compared to $0.1 million and $0.3 million, for the three and nine months ended September 30, 2021.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2022:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2021	53,250	$13.09
Granted	226,250	8.26
Released	(26,625)	13.09
Balance, September 30, 2022	252,875	$8.77

As of September 30, 2022, we had approximately $1.5 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.88 years.

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

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.2 million shares. All shares purchased under the ESPP are new share issuances. During the nine months ended September 30, 2022, 28,892 shares were purchased under the ESPP.

[h]	Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at September 30, 2022:

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

For the nine months ended September 30, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. For the nine months ended September 30, 2021, warrants to purchase 47,084 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $0.3 million and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per share price of $7.32, for proceeds of $27,450. As of September 30, 2022, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$21	$21	$—	$—	$—
Total	$21	$21	$—	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2022	16
2023	5
Total	$21

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and nine months ended September 30, 2022 was $25,000 and $91,000, respectively. Consolidated rent expense relating to the Vancouver, British Columbia and Seattle Washington offices for the three and nine months ended September 30, 2021 was $29,000 and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$16	$15	$45	$68
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	0.33 years	1.33 years	0.33 years	1.33 years
Weighted Average Discount Rate
Operating leases	9.97%	9.97%	9.97%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2022.

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
•

our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials;

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $31.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $124.7 million, cash and cash equivalents balance of $18.2 million and a positive working capital balance of $14.0 million. For the nine months ended September 30, 2022, net cash used in operating activities was $26.4 million.

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

Cytisinicline was well tolerated with no treatment-related serious adverse events reported. The most commonly reported adverse events (occurring greater than 5% overall in the study) for placebo, 6-week cytisinicline, and 12-week cytisinicline, respectively, were:

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

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through six months from the start of study treatment. In September 2022, we announced that the trial had reached its enrollment target of 750 adult smokers. We expect topline ORCA-3 data results to be reported in the second quarter of 2023.

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

Other Clinical Trials

We are in the process of initiating clinical studies to evaluate renal impairment and QT interval prolongation. Plans for both studies, required for the NDA, were first discussed with the FDA as part of an end of Phase 2 meeting in 2018, followed by more detailed review and agreement with the FDA during 2022. These studies are expected to run in parallel with the ORCA-3 trial with results anticipated to be available by mid-2023.

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Ongoing Phase 2 ORCA-V1 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 Clinical trial.

In June 2022, we announced we had initiated the ORCA-V1 Phase 2 Clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed 3 times daily compared to placebo in approximately 150 adult e-cigarette users at five clinical trial locations in the United States. Participants will be randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. In November 2022, we announced that the trial had reached its enrollment target of 150 e-cigarette users. We expect topline ORCA-V1 data results to be reported in the second quarter of 2023.

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

Non-clinical toxicology studies that are required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which were completed as company-sponsored studies and submitted to the FDA.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to September 30, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

For the three and nine months ended September 30, 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Clinical development programs:
Cytisinicline	$9,869	$4,591	$21,464	$19,460
Total research and development expenses	$9,869	$4,591	$21,464	$19,460

R&D expenses for the three and nine months ended September 30, 2022 increased to $9.9 million and $21.5 million, respectively, from $4.6 million and $19.5 million for the three and nine months ended September 30, 2021, respectively. The increase in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our ORCA-V1 trial, which initiated in June 2022, as compared to our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first half of 2021.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total general and administrative expenses	$2,770	$2,102	$8,474	$6,519

General and administrative expenses for the three and nine months ended September 30, 2022 increased to $2.8 million and $8.5 million, respectively, from $2.1 million and $6.5 million for the three and nine months ended September 30, 2021, respectively. The increase was primarily due to higher clinical trial media and awareness expenses, employee expenses associated with stock-based compensation, higher legal expenses as a result of increased patent application activities and increase in insurance premiums.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $124.7 million through September 30, 2022 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2022, we had a cash and cash equivalents balance of $18.2 million and a positive working capital balance of $14.0 million. We believe that our existing cash, cash equivalents and restricted cash, will be sufficient for us to fund our current operating expenses and capital expenditures into 2023.

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

During the nine months ended September 30, 2022, we sold 200,000 shares of our common stock pursuant to the ATM, which resulted in gross proceeds of $1.5 million. Since entry into the ATM, from December 21, 2021 through November 10, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million and offering expenses of $31,000. As of November 10, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $26.4 million compared to $24.2 million for the nine months ended September 30, 2021. The increase in cash used in operations in the 2022 period as compared to the 2021 period was primarily due to the timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our ORCA-V1 trial, which initiated in June 2022, as compared to our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first half of 2021.

Cash Provided in Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $1.6 million compared to $21.7 million for the nine months ended September 30, 2021. Net cash provided by financing activities in the nine months ended September 30, 2022 relates to proceeds received from ATM sales, stock sales under our employee stock purchase plan and warrant exercises. Net cash provided by financing activities in the nine months ended September 30, 2021, relates to proceeds received from our May 2021 public offering and warrant exercises.

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

During the quarter ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, the Healthcare Reform Law provides coverage for smoking cessation-related activities, including two counseling attempts for smoking cessation per year and medications for smoking cessation. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 clinical study evaluating cytisinicline in approximately 150 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We are pursuing clinical studies in users of e-cigarettes and have been awarded a grant by the NIDA/NIH to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. Continued grant funding under the award will still be subject to availability of funds at the NIDA/NIH, and such funding will not be sufficient to cover the full clinical costs of the ongoing Phase 2 trial. We expect that we will need to invest significant amounts of capital to complete the ongoing Phase 2 trial and pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to cytisinicline and the other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation, including Pfizer Inc., GlaxoSmithKline Plc, Haleon, Merck & Co., Novartis, Novo Nordisk, Johnson & Johnson,  Embera Neurotherapeutics, Inc., 22nd Century Group, Inc., Quit4Good, zpharm, NAL Pharmaceuticals, Omeros,, Adamed, Aflofarm, Axsome, Antidote Therapeutics, NFL Biosciences, Currax, Ro, Endo Pharmaceuticals and others.

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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the nine months ended September 30, 2022, we sold 200,000 shares of our common stock pursuant to the ATM. As of September 30, 2022, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders, which was amended in April 2022. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date.

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 14, 2022	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)