Form 10-K
period 2022-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2023-03-16
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(604) 210-2217

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	ACHV	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No   ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $47,146,099 computed with reference to the price at which the Common Stock was last sold on June 30, 2022. As of March 16, 2023, 17,930,362 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: PricewaterhouseCooopers LLP Auditor Location: Vancouver, BC, Canada                           Auditor Firm ID: 271.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference into this Annual Report on Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to:

•	our ability to raise additional capital as needed to fund our planned development and commercialization efforts and repay our existing debt;
•	progress and preliminary and future results of any clinical trials;
•	anticipated regulatory filings and U.S. Food and Drug Administration responses, recommendations, requirements or additional future clinical trials;
•	the performance of, and our ability to obtain sufficient supply of cytisinicline in a timely manner from, third-party suppliers and manufacturers;
•	timing and plans for the expansion of our focus to address other methods of nicotine addiction;
•	timing and amount of future contractual payments, product revenue and operating expenses
•	market acceptance of our products and the estimated potential size of these markets; and
•

our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, rising interest rates, increased volatility in the debt and equity markets, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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

•

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

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

We also plan to continue expanding our focus to address other methods of nicotine addiction such as e-cigarettes/vaping. The use of e-cigarettes continues to be widespread, with most recent reports from the Centers for Disease Control and Prevention indicating nearly 11 million adult users in the United States alone in 2019.  While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. In a recent study that we conducted surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next three to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so. We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine addiction.

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

Company-Sponsored Clinical Trials for Smoking Cessation Indication

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

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last four weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo at the end of treatment with odds ratios of 8.0 and 6.3, respectively (both p values < 0.0001). An odds ratio, or OR, is a statistic that quantifies the strength of the association between two events, for example, cytisinicline treatment and smoking abstinence. Therefore, in this study, the OR represents the odds that smoking abstinence (or quitting) will occur if cytisinicline treatment is given, compared to the odds of quitting smoking if placebo is given (i.e., without cytisinicline treatment). Thus, the overall results indicated that smokers receiving 3 mg cytisinicline TID were six to eight times more likely to stop smoking compared to smokers receiving placebo.

Ongoing Phase 3 ORCA-3 Trial

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and has the same design as the Phase 3 ORCA-2 trial. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 792 adult smokers at 20 clinical sites. ORCA-3 participants were randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo.  Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through six months from the start of study treatment. Last subject dosing occurred in January of 2023, and we expect topline ORCA-3 data results to be reported in the second quarter of 2023.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. Notably, the 3 mg TID cytisinicline arm demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo. In this study, the results indicated that smokers receiving 3 mg cytisinicline TID were five times more likely to stop smoking compared to smokers receiving placebo.

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

Other Clinical Trials

We are conducting two clinical studies required for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment, and another study to evaluate for any effects of cytisinicline on QT interval prolongation. Plans for both studies, were first discussed with the FDA as part of an end of Phase 2 meeting in 2018, followed by more detailed review and agreement with the FDA during 2022. In addition, we are conducting a final PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing. Results from these studies are anticipated to be available in 2023.

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Ongoing Phase 2 ORCA-V1 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, disbursed on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population.

In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million and that we initiated the ORCA-V1 Phase 2 Clinical trial.

ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. We announced in February 2023 that the last subject dosed had occurred and that we expect topline ORCA-V1 data results to be reported in the second quarter of 2023.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

Cytisinicline is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma for over 20 years. We are evaluating an improved dosing and administration of cytisinicline that is expected to improve compliance and outcomes for smokers. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction, including over 2,700 smokers in investigator-conducted, Phase 3 clinical trials in Europe and New Zealand.

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

Cytisinicline Clinical Development

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institutes of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our IND. In June 2017, we filed our IND application for cytisinicline with the United States Food and Drug Administration, or FDA, which included the NCCIH sponsored non-clinical studies. Additional non-clinical reproductive toxicology studies have also been conducted by NCCIH and NCI, with three such studies already submitted to the FDA.

Other non-clinical toxicology studies that are required for a New Drug Application, or NDA, include two longer-term chronic toxicology studies and two carcinogenicity studies, which were completed as company-sponsored studies and submitted to the FDA.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. Notably, the 3 mg TID cytisinicline arm demonstrated a 54% abstinence rate starting at week 4, compared to 16% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Participants in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo indicating that smokers receiving 3 mg cytisinicline TID were five times more likely to stop smoking compared to smokers receiving placebo.

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001), indicating that subjects on cytisinicline were roughly half as likely to experience AEs compared to subjects on varenicline. Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams on cytisinicline treatment when compared to varenicline treatment.

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

In October 2020, we initiated our Phase 3 ORCA-2 clinical trial and in April 2022 announced positive topline results. ORCA-2  evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 810 adult smokers at 17 clinical sites in the United States. ORCA-2 participants were randomized to one of three study arms to determine the smoking cessation efficacy and safety profile of cytisinicline when administered for either 6 or 12 weeks, compared to placebo. All subjects received standard behavioral support and were assigned to one of the following groups:

•	Arm A: 12 weeks of placebo
•	Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•	Arm C: 12 weeks of cytisinicline

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with ORs of 8.0 and 6.3, respectively.

In January 2022, we initiated our Phase 3 ORCA-3 clinical trial. ORCA-3 is a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and has the same design as the Phase 3 ORCA-2 trial. The Phase 3 trial will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 792 adult smokers at 19 clinical sites. ORCA-3 participants were randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects will receive standard behavioral support and will be assigned to one of the following groups:

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

In July 2021, we announced that we were awarded a grant from NIDA, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an IND application to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population.

In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 Clinical trial.

Following the funding grant, we announced the initiation of the ORCA-V1 Phase 2 Clinical trial in the same month.

ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. We expect topline ORCA-V1 data results to be reported in the second quarter of 2023.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

Completed Cytisinicline Clinical Trials

Cytisinicline has been previously tested in more than 2,700 participants during three large, randomized, independent investigator-sponsored Phase 3 clinical trials using Sopharma’s product. These trials were conducted according to Good Clinical Practice, or GCP, requirements. The objective of these independent groups was to further define the efficacy and safety of cytisinicline according to

GCP standards. Subsequently, we ran the Phase 2b ORCA-1 dose selection trial in 254 smokers in the United States to evaluate the safety and efficacy of alternative cytisinicline dosing and schedules compared to respective placebo groups.

Company-Sponsored Phase 3 Clinical Trial

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

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with ORs of 8.0 and 6.3, respectively.

•

Subjects who received 12 weeks of cytisinicline treatment had 6.3 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p<0.0001). The abstinence rate during weeks 9-12 was 32.6% for cytisinicline compared to 7.0% for placebo.

•

Subjects who received 6 weeks of cytisinicline treatment had 8.0 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p<0.0001). The abstinence rate during weeks 3-6 was 25.3% for cytisinicline compared to 4.4% for placebo.

The secondary endpoints measured continuous abstinence after treatment out to 24 weeks. Both the 6- and 12-week secondary endpoints for continuous abstinence demonstrated significantly better quit rates for cytisinicline treated subjects than placebo. The continuous abstinence rate from week 9 to 24 was 21.1% for the 12-week cytisinicline arm compared to 4.8% for placebo, with an OR of 5.3 (p<0.0001). The continuous abstinence rate from week 3 to 24 was 8.9% for the 6-week cytisinicline arm compared to 2.6% for placebo, with an OR of 3.7 (p=0.0016).

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

Additional analyses from the ORCA-2 trial were presented at the SRNT annual meeting in March 2023. We expect to submit additional findings for presentation at future medical conferences and are in the process of publishing the ORCA-2 trial results.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. Notably, the 3 mg TID cytisinicline arm demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an OR of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo, meaning, smokers receiving 3 mg cytisinicline TID were five times more likely to stop smoking compared to smokers receiving placebo.

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

A summary of AEs reported in ten or more subjects in the TASC trial is included in the table below.

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

Additionally, significantly fewer overall AEs were reported in cytisinicline-treated subjects (Relative Risk 0.56, 95% CI 0.49 to 0.65, p<0.001). Notably, of the subjects who experienced adverse events (111 in the cytisinicline arm compared to 138 in the varenicline arm), there was significantly less nausea and vivid dreams with cytisinicline treatment compared to varenicline treatment.

Safety Reporting

As cytisinicline has been marketed in Central and Eastern Europe for over 20 years, substantial safety reporting exists for cytisinicline. Sopharma has not reported any new safety signals with cytisinicline and there have not been any changes to the expected benefit or risk of cytisinicline treatment.

OVERVIEW OF SMOKING CESSATION MARKET AND TREATMENT OPTIONS

Overview of the Tobacco Epidemic

Smoking remains the leading cause of preventable death worldwide and in the United States. The World Health Organization, or WHO, estimates that there are approximately 1.3 billion tobacco users globally and that tobacco kills more than 8 million people each year. More than 7 million of those deaths are the result of direct tobacco use, while around 1.2 million are the result of the exposure of non-smokers to second-hand smoke.

Cigarette smoking is responsible for more than 480,000 deaths per year in the United States, including more than 41,000 deaths resulting from exposure to second-hand smoke, which equates to about one in five deaths annually, or 1,300 deaths every day.

The Centers for Disease Control and Prevention, or CDC, estimates that the annual cost of smoking related illnesses in the United States is more than $300 billion in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Among these diseases are cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke according to the CDC. Tobacco smoking is highly addictive, and research suggests that nicotine may be as addictive as heroin, cocaine and alcohol. The CDC estimates that more people in the United States are addicted to nicotine than any other drug and reports that, in 2015, nearly 70% of smokers desired to quit and 55% made an attempt to do so in the prior year. Despite the high number of attempts, fewer than one in ten people are successful in their attempt to quit each year. Additionally, up to 60% of people who quit smoking relapse in the first year.

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

According to data from the National Health Interview Survey, published by the CDC in November 2020, it is estimated that nearly 11 million adults in the United States used e-cigarettes in 2019.

In a study that we conducted and that was presented at the 2021 SRNT Annual Meeting, surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next three to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so. We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine addiction.

Overview of Smoking Cessation Marketplace & Treatments

According to DelveInsight’s 2020 report “Smoking Cessation Market Insights, Epidemiology and Market Forecast”, global revenues for prescription smoking cessation therapies are estimated to reach $5.6 billion by 2030.

Only two non-nicotine, prescription treatments for smoking cessation are currently available in the United States: “varenicline” (formerly marketed by Pfizer as Chantix) and “bupropion” (formerly marketed by GlaxoSmithKline as Zyban). Both are currently available as generic formulations. Varenicline requires a three-month treatment period and bupropion is recommended for a period between seven and 12 weeks. While both have been proven effective in aiding smoking cessation, they are also associated with significant side effects and early discontinuations from treatment. Varenicline’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence, and vomiting may be experienced by varenicline-treated patients compared to placebo-treated patients, and buproprion’s product label discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for varenicline’s adverse event profile.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

United States

We intend to focus initially on clinical development and regulatory approval of cytisinicline in the United States. It is anticipated that cytisinicline tablets would receive a minimum five years of data exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.

Before a new pharmaceutical product may be marketed in the United States, the FDA must approve an NDA for a new drug. The steps required before the FDA will approve an NDA generally include non-clinical studies followed by multiple stages of clinical trials conducted by the trial sponsor; sponsor submission of the NDA application to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured.

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

Healthcare Reform. The United States and state governments continue to propose and pass legislation designed to regulate the healthcare industry. In March 2020, the Patient Protection and Affordable Care Act, or ACA, as amended by the Healthcare and Education Reconciliation Act, or collectively, the Healthcare Reform Law, was passed and included changes that significantly affected the pharmaceutical industry, such as:

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

In the United States, Medicaid currently covers all smoking cessation products including varenicline and bupropion. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Section 2502 of the ACA specifies that tobacco cessation medications will be removed from the list of optional medications and required for inclusion in states’ prescription drug benefit. On May 2, 2014 the Department of Health and Human Services, or HHS, provided guidance into insurance coverage policy that health plans would be in compliance if they cover, among other items, screening for tobacco use, individual, group and phone counseling, all FDA approved tobacco cessation medications (both prescription and OTC) when prescribed by a healthcare provider, at least two quit attempts per year, four sessions of counseling and 90 days of treatment, with no cost sharing (co-pay) required.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allows HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023 and penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures.

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

Sopharma manufactures cytisinicline API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency. During 2022, Sopharma built a new API facility specifically for cytisinicline within its tableting plant in Sofia.

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

SALES AND MARKETING

Our commercial strategy may include the use of strategic partners, distributors, a contract sale force or the establishment of our own commercial marketing and sales infrastructure. We plan to further evaluate these alternatives including the potential to market and distribute directly to consumers via traditional and virtual channels. We intend to seek commercial partnerships in ex-U.S. territories.

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

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2022, we own a portfolio of four patent families. Those families cover cytisinicline derivatives (being prosecuted in the United States, Australia, Canada, China, Europe, U.K. and Japan), novel cytisinicline salts (being prosecuted in the United States, Australia, Canada, China, Europe, Hong Kong, South Korea, Japan and New Zealand with issued patents in the U.K., Canada, United States, Mexico and South Africa), and novel cytisinicline dosing methods being prosecuted in the United States, Brazil, Canada, China, Europe, Japan, South Korea, Mexico, and New Zealand, with issued patents in the United States.  Additionally, we have in-licensed rights from Sopharma to two patent families relating to a new method of cytisinicline extraction, as well as cytisinicline formulations and one family from a third party relating to cytisine purity. As of December 31, 2022, we owned or in-licensed 15 issued patents, three allowed patent applications and 43 pending patent applications. These patents have expirations dates ranging from 2037 to 2042, absent any term adjustments or extensions.

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

COMPETITION

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to smoking cessation and other product candidates that they may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

Prescription and Over-the-Counter Treatments

Only two non-nicotine, prescription treatments for smoking cessation are currently available in the United States; “varenicline” (formerly marketed by Pfizer as Chantix) and “bupropion” (formerly marketed by GlaxoSmithKline as Zyban). Both are currently available as generic formulations. Varenicline requires a three-month treatment period and bupropion is recommended for a period between seven and 12 weeks. While both have been proven effective in aiding smoking cessation, they are also associated with significant side effects and early discontinuations from treatment. Varenicline’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence, and vomiting may be experienced by varenicline-treated patients compared to placebo-treated patients, and bupropion’s product label discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for varenicline’s adverse event profile.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had a total of 20 employees, of whom eleven were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and nine were engaged in general and administrative functions, including accounting and finance, administration, and commercial.

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. The uncertainty with respect to our operations and the capital markets generally may make it more challenging to raise additional capital on favorable terms, if at all.

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Further, the uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California

Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Under the terms of our Convertible Debt Agreement, we were required to keep substantially all of our cash and investments with SVB. While we were afforded full access to our cash and cash equivalents with SVB on March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in the short-term potential delays in making payments to vendors while new banking relationships are established. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

•	the progress and results of our clinical research and non-clinical development programs;

•	the repayment or conversion of our outstanding debt;

•	our commercialization activities and arrangements;

•	the time and cost involved in obtaining regulatory approvals for our product candidate;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the terms of any new collaborative, licensing, commercialization and other arrangements that we may establish.

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

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement. As of December 31, 2022, the principal amounts due under our debt instruments (including the Loan Agreement and Debt Agreement) totaled $16.1 million, of which $16.1 million is classified as current.

Under the terms of the Debt Agreement, the Convertible Debt matures on December 22, 2023 and may be extended to December 22, 2024 upon our written request and SVB’s approval on or prior to December 22, 2023. The Convertible Debt will accrue interest at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest is payable in cash monthly in arrears, and (b) 7.0% per annum, which interest shall compound monthly. Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023. Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal prime rate, and will be subject to interest only payments through April 30, 2024.  Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest.  The Term Loans mature on April 1, 2026.  Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

Our indebtedness may:

•

limit our ability to use our cash flow or obtain additional financing (on satisfactory terms or at all) to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances, and for other general corporate requirements;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•

increase our vulnerability to economic downturns, rising interest rates and adverse competitive and industry conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•

limit our flexibility in planning for, or reacting to, changes in our business and our industry and limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future, and implement our business strategies;

•	result in dilution to our existing stockholders in the event exchanges of our Convertible Debt are settled in common stock; and
•	restrict our ability to grant additional liens on our assets, which may make it more difficult to secure additional financing in the future.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have, and may continue, to make our debt service costs increase. Additionally, we currently do not generate any cash flow from operations, and if we are unable to pay our debt service costs or repay it when it becomes due, we would be in default under our Loan and Security Agreement and Debt Agreement. We may be required to raise additional working capital through future financings or sales of assets to enable us to repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. If we are at any time unable to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us, if at all. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to make payment on our secured debt instruments when due, the lender under such instrument may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

Further, the Loan Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with SVB, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. We must also comply with certain financial covenants as set forth in the Loan Agreement and the Amendment if we draw down on the $10.0 million Term Loans available, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million. As of December 31, 2022 no amounts had been drawn on the Term Loans.

If we default under the Loan Agreement, the Lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could declare a default under the Loan Agreement upon the occurrence of any event that the Lenders interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

With the closure of SVB and appointment of the Federal Deposit Insurance Corporation, or the FDIC, as receiver on March 10, 2023, we are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Debt or Term Loan agreements. Any amounts due under the Convertible Debt, including interest payments, will remain payable to any successor lender(s).

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions, including formerly with Silicon Valley Bank, both in the United States and internationally, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits which could adversely impact our operating liquidity and financial performance.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Under the terms of our Convertible Debt Agreement, we were required to keep substantially all of our cash and investments with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. As of March 13, 2023, we were afforded full access to our cash and cash equivalents with SVB. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

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

Any inability to successfully complete clinical development and obtain regulatory approval for cytisinicline could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to cytisinicline, we may need to conduct additional non-clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize cytisinicline and may harm our business and results of operations.

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

Failure to reach agreement with the FDA on acceptable intake levels for impurities, such as nitrosamines, or exceeding agreed upon levels could delay or prevent regulatory approval.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Healthcare Reform Law was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Healthcare Reform Law, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription products, and promotes a new Medicare Part D coverage gap discount program.

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

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain.

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

In July 2021, we announced that we were awarded a grant from NIDA to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an IND application to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 clinical study evaluating cytisinicline in 160 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

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

To date our business activities have been focused primarily on the development and regulatory approval of cytisinicline and its various alternative forms. Although we have not generated revenue to date, we expect that, after any regulatory approval, any receipt of revenue will be attributable to sales of cytisinicline, primarily in the United States, the EU (including the U.K.) and Asia. Because we devote substantially all of our resources to the development of cytisinicline and rely on cytisinicline as our sole source of potential revenue for the foreseeable future, any factors that negatively impact this product, or result in decreasing product sales, would materially and adversely affect our business, financial condition and results of operations.

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

Our internal computer systems, or those of our third-party collaborators or other service providers, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption of our development programs.

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

To the extent that any disruption, security breach, or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, financial condition and results of operations.

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

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to continue relying on Sopharma to manufacture cytisinicline on a commercial scale, if approved.

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

We rely on third party contract manufacturing organizations, or CMOs, to package the cytisinicline used in our clinical trials. If any of these CMO’s fail to timely deliver the supplies needed, then our clinical studies could be delayed materially. Third-party manufacturers may fail to perform under their contractual obligations, or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix (varenicline), after heightened levels, above the FDA’s acceptable daily intake limit, of nitrosamines were found in some lots of Chantix pills. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. We have undertaken a review of cytisinicline in accordance with regulatory guidance to assess the risk of the presence of nitrosamine and other potential impurities. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may potentially delay product development and approval or have a material adverse impact on our business.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to products for smoking cessation and other product candidates that we may seek to develop or commercialize in the future. We are aware that many companies have therapeutics marketed or in development for smoking cessation. We expect that our competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products in order to take advantage of the significant market opportunity.

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

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription products, has and is expected to continue to increase in the future. As a result, profitability of cytisinicline, if any, may be more difficult to achieve even if regulatory approval is received.

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

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting, or unsafe cytisinicline products could materially affect patient confidence in our cytisinicline product. It is possible that adverse events caused by unsafe counterfeit or other cytisinicline products that we do not produce will mistakenly be attributed to our cytisinicline product. In addition, thefts of inventory that are not properly stored at warehouses, plants or while in-transit, and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business. Public loss of confidence in the integrity in cytisinicline as a result of counterfeiting, theft, or improper manufacturing processes could have a material adverse effect on our business, results of operations, and financial condition.

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA, and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in major global markets. We are aware that products purporting to be Sopharma’s cytisinicline brand are available, via third party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or EU.

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

Presently, we have rights to intellectual property through trade secrets, licenses, patents from third parties, and patents and applications that we own. Our product candidate may require specific formulations to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we are unable to maintain effective proprietary rights for our product candidate or any future product candidates, we may not be able to compete effectively in our proposed markets.

We currently rely primarily on trade secret protection and on confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets can be difficult to protect, however, and even where they are protected, they generally provide less intellectual property protection to the holder of the trade secret than to a holder of a patent. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third parties.

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

We have sought to protect our proprietary position by filing patent applications in the U.K., United States and certain other countries around the world related to future product candidates. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained, if any. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Patents have a limited lifespan. In most countries, including the United States, the expiration of a patent is typically 20 years from the date that the application for the patent is filed. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA‑approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the USPTO and the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

•

general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession, increasing inflation and interest rates, the continued COVID-19 pandemic and the increasingly volatile global economic conditions resulting from the conflict in Ukraine;

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

The issuance or sale of additional shares of our common stock may cause the price of our common stock to decline and result in dilution to our existing stockholders.

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the year ended December 31, 2022, we sold 200,000 shares of our common stock pursuant to the ATM. As of December 31, 2022, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders, which was amended in April 2022. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with the Company on any modifications to the current Convertible Debt or Term Loan agreements. Any amounts due under the Convertible Debt, including interest payments, will remain payable to any successor lender(s). In addition, we have warrants outstanding to purchase up to approximately 5,333,088 shares of common stock, at a weighted-average exercise price of $7.26 per share.

The sale of additional shares of our common stock pursuant to the ATM, the conversion of the Convertible Debt into shares of our common stock, or the exercise of any of our outstanding warrants would have a dilutive impact on our existing stockholders. Sales under the ATM, the conversion of the Convertible Debt or the exercise of any of our outstanding warrants, could cause the market price of our common stock to decline significantly. Sales of our common stock under the ATM, the conversion of the Convertible Debt, the exercise of any of our outstanding warrants or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the ATM, the conversion of the Convertible Debt, the exercise of any of our outstanding warrants or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

In addition, in the future, we plan to raise additional capital through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

Shareholder activists could cause a disruption to our business.

An activist investor may indicate disagreement with our strategic direction or capital allocation policies and may seek representation on our board of directors. Our business, operating results or financial condition could be adversely affected and may result in, among other things:

•	increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

•

uncertainties as to our future direction, which could result in the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; and

•	reduction or delay in our ability to effectively execute our current business strategy and to implement new strategies.

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

We are currently a “smaller reporting company” as defined in the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On November 19, 2018, we entered into a lease agreement for our office space in Vancouver, British Columbia, which commenced on February 1, 2019, and had a four-year term. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2023. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 22, 2023, there were approximately 28 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2022 were made by us or on our behalf.

On February 4, 2022, we issued 3,584 in unregistered shares of common stock pursuant to Section 4(a)(2) of the Securities Act to one of our vendors as part of a non-monetary barter transaction for the settlement of trade payables owed.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022.

Overview

Our focus is to address the global smoking health and nicotine addiction epidemic through the development and commercialization of cytisinicline. Tobacco use is currently the leading cause of preventable death that is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

In addition, there are nearly 11 million adults in the United States who use e-cigarettes, also known as vaping. While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2021, e-cigarettes were the most commonly used tobacco product reported by 1.72 million high school students. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never vaped. Currently, there are no U.S. Food and Drug Administration, or FDA, approved treatments indicated specifically as an aid to nicotine e-cigarette cessation.

Cytisinicline is a plant-based alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to aid in treating nicotine addiction for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain, reducing the severity of withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine addiction and has not been approved by the FDA for any indication in the United States.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $42.4 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $135.9 million, cash and cash equivalents balance of $24.8 million and a positive working capital balance of $5.7 million. During the year ended December 31, 2022, net cash used in operations was $37.5 million.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Clinical development programs:
Cytisinicline	$30,078	$23,966
Total research and development expenses	$30,078	$23,966

Research and development expenses for the years ended December 31, 2022 and 2021 were $30.1 million and $24.0 million, respectively. The increase in 2022 as compared to 2021 was primarily due to timing of the initiation of our Phase 3 ORCA-3 trial, which was initiated in January 2022, and our ORCA-V1 trial, which was initiated in June 2022, as compared to our Phase 3 ORCA-2 trial, which was initiated in October 2020 and ramped up through the first half of 2021.

General and Administrative Expenses

Our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Total general and administrative expenses	$10,722	$9,128

G&A expenses for the years ended December 31, 2022 and 2021 were $10.7 million and $9.1 million, respectively. The increase in 2022 as compared to 2021 was primarily due to higher employee expenses associated with stock-based compensation, higher clinical trial media and awareness expenses, increase in consulting costs for NDA preparedness and strategy, higher legal fees associated with increase in patent activity and increases in premiums for insurance.

Other Income (Expenses)

Other expenses for the years ended December 31, 2022 and 2021 were $1.6 million and $0.1 million, respectively. The increase in 2022 as compared to 2021 was due mainly to interest expense on our convertible debt, this was partially offset by higher interest income in 2022 as a result of higher interest rates.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $135.9 million through December 31, 2022 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2022, we had a cash and cash equivalents balance of $24.8 million and a positive working capital balance of $5.7 million.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We have historically financed our operations through equity and debt financings. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected. The uncertainty with respect to our operations and the capital markets generally may make it challenging to raise additional capital on favorable terms, if at all. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all.  In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

Convertible Debt and Term Loan

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement.

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

Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023.  Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal prime rate, and will be subject to interest only payments through April 30, 2024.  Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest.  The Term Loans mature on April 1, 2026.  Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

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

During the year ended December 31, 2022, we sold 200,000 shares of our common stock pursuant to the ATM, which resulted in gross proceeds of $1.5 million. Since entry into the ATM, from December 21, 2021 through December 31, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of December 31, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

November 2022 Private Placement

In November 2022, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement transaction approximately 4,093,141 units at a purchase price of $4.625 per unit, with each unit consisting of two shares of common stock and a common stock purchase warrant to purchase one share of common stock, or the Warrants.

The Warrants are exercisable at a price per share of common stock of $4.50, subject to adjustment. The Warrants are exercisable beginning on the six-month anniversary of the initial closing date of the private placement offering, or May 18, 2023, or the Initial Exercise Date, and will expire on the seven year anniversary of the initial closing date of the private placement offering, or November 18, 2029. The Warrants cannot be exercised by a Warrant holder if, after giving effect thereto, such Warrant holder would beneficially own more than 19.99% of our outstanding common stock. Additionally, subject to certain exceptions, if, after the Initial Exercise Date, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the Measurement Period, which Measurement Period commenced on November 18, 2022, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the Warrants then outstanding.

We received approximately $17.9 million in net proceeds from the private placement after deducting placement agent expenses and commissions and offering expenses.

Cash Flows

Operating Activities

For the years ended December 31, 2022 and 2021, net cash used in operating activities was $37.5 million and $29.4 million, respectively. The increase in cash used in operations in the 2022 period as compared to the 2021 period was primarily due to the timing of the initiation of our Phase 3 ORCA-3 trial, which initiated in January 2022, and our ORCA-V1 trial, which initiated in June 2022, as compared to our Phase 3 ORCA-2 trial, which initiated in October 2020 and ramped up through the first half of 2021.

Financing Activities

For the years ended December 31, 2022 and 2021 net cash provided by financing activities was $19.3 million and $36.6 million, respectively. Net cash provided by financing activities for the year ended December 31, 2022 relates to proceeds received from our November 2022 private placement, ATM sales, stock sales under our employee stock purchase plan and warrant exercises. Net cash provided by financing activities for the year ended December 31, 2021 relates to proceeds received from our May 2021 public offering, December 2021 convertible debt financing and warrant exercises.

Investing Activities

There were no investing activities in 2022 or 2021.

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

We adopted the standard on the effective date of January 1, 2019 and elected to use the modified retrospective method. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

PricewaterhouseCoopers LLP (signed)

Chartered Professional Accountants

Vancouver, Canada March 16, 2023

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents [note 7]	$24,771	$43,022
Grant receivable [note 4]	105	153
Prepaid expenses and other assets	2,454	1,419
Total current assets	27,330	44,594
Restricted cash and other assets [note 7 and note 8]	66	183
Right-of-use assets [note 12]	123	64
License agreement [note 5 and note 6]	1,418	1,641
Goodwill [note 5]	1,034	1,034
Total assets	$29,971	$47,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,660	$841
Accrued liabilities other	403	348
Accrued clinical liabilities	1,729	1,352
Accrued compensation	1,678	1,940
Current portion of long-term obligations [note 12]	58	69
Convertible debt [note 7 and note 9]	16,071	—
Total current liabilities	21,599	4,550
Convertible debt [note 7 and 9]	—	14,920
Long-term obligations [note 12]	69	4
Total liabilities	21,668	19,474
Commitments and contingencies [note 12]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,897,029 and 9,453,542 issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	87	79
Additional paid-in capital	144,148	121,545
Accumulated deficit	(135,936)	(93,586)
Accumulated other comprehensive income	4	4
Total stockholders' equity	8,303	28,042
Total liabilities and stockholders' equity	$29,971	$47,516
Going concern [note 1]
Subsequent events [note 13]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
EXPENSES
Research and development	$30,078	$23,966	$6,882
General and administrative	10,722	9,128	7,868
Total operating expenses	40,800	33,094	14,750
OTHER INCOME (EXPENSE)
Interest income	199	17	69
Interest expense [note 9]	(1,789)	—	—
Other income/(expense)	40	(75)	(49)
Total other income (expense)	(1,550)	(58)	20
Net loss and comprehensive loss	$(42,350)	$(33,152)	$(14,730)
Basic and diluted net loss per common share [note 1 and note 11 [i]]	$(4.00)	$(4.08)	$(5.42)
Shares used in computation of basic and diluted net loss per common share [note 1 and note 11 [i]]	10,593,034	8,119,836	2,718,909

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	1,474,258	41	1,121	—	63,709	4	(45,704)	18,050
Stock-based compensation expense	—	—	—	—	1,286	—	—	1,286
Costs relating to purchase agreement with Lincoln Park Capital	—	—	—	—	(14)	—	—	(14)
Shares issued on exercise of warrants	489,947	7	—	—	3,224	—	—	3,231
Shares issued - April 2020 Private placement	280,782	6	—	—	1,573	—	—	1,579
Shares issued - July 2020 Registered direct offering	731,707	15	—	—	5,292	—	—	5,307
Shares issued - August 2020 Public offering	569,043	1	—	—	6,821	—	—	6,822
Shares issued - December 2020 Public offering	2,472,500	2	—	—	15,787	—	—	15,789
Restricted stock unit settlements	128	—	—	—	—	—	—	—
Costs relating to December 2019 Public offering	—	—	—	—	(34)	—	—	(34)
Shares issued on conversion of Series A preferred shares	—	2	—	—	(2)	—	—	—
Shares issued on conversion of Series B preferred shares	93,379	2	(1,121)	—	(2)	—	—	—
Adjustment of fractional shares on reverse stock split	(9)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,730)	(14,730)
Balance, December 31, 2020	6,111,735	76	—	—	97,640	4	(60,434)	37,286
Stock-based compensation expense		—	—	—	2,187	—	—	2,187
Shares issued on exercise of warrants	50,834	—	—	—	338	—	—	338
Shares issued as settlement with trade vendor	5,114	—	—	—	41	—	—	41
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Restricted stock unit settlements	145	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(33,152)	(33,152)
Balance, December 31, 2021	9,453,542	79	—	—	121,545	4	(93,586)	28,042
Stock-based compensation expense	—	—	—	—	3,270	—	—	3,270
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	200,000	—	—	—	1,330	—	—	1,330
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Shares issued under employee share purchase plan	28,892	—	—	—	126	—	—	126
Shares issued - November 2022 private placement	8,186,282	8	—	—	17,874	—	—	17,882
Net loss	—	—	—	—	—	—	(42,350)	(42,350)
Balance, December 31, 2022	17,897,029	87	—	—	144,148	4	(135,936)	8,303

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net loss	$(42,350)	$(33,152)	$(14,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 5]	236	250	255
Stock-based compensation [note 11[c] and note 11[e]]	3,270	2,187	1,286
Shares issued as settlement with trade vendor	26	41	—
Accrued interest on SVB convertible debt [note 9]	1,170	—	—
Changes in operating assets and liabilities:
Grant receivable [note 4]	48	(153)	—
Prepaid expenses and other assets	(931)	(228)	(452)
Accounts payable	819	509	(527)
Accrued liabilities other	55	(245)	280
Accrued clinical liabilities	376	899	66
Accrued compensation	(263)	466	358
Lease obligation	(5)	(14)	(10)
Net cash used in operating activities	(37,549)	(29,440)	(13,474)
Financing Activities:
Financing costs relating to purchase agreement with Lincoln Park Capital	—	—	(14)
Proceeds from exercise of warrants	24	338	3,231
Financing costs relating to the December 2019 public offering	—	—	(34)
Proceeds from the April 2020 private placement, net of issuance costs	—	—	1,579
Proceeds from the July 2020 registered direct offering, net of issuance costs	—	—	5,307
Proceeds from the August 2020 public offering, net of issuance costs	—	—	6,822
Proceeds from the December 2020 public offering, net of issuance costs	—	—	15,789
Proceeds from the May 2021 public offering, net of issuance costs	—	21,343	—
Receipt of convertible debt from SVB [note 9]	—	14,929	—
Financing costs relating to convertible debt with SVB [note 9]	(20)	—	—
Proceeds from ATM, net of issuance costs [note 11b]	1,330	—	—
Proceeds from employee stock purchase plan [note 11e]	126	—	—
Taxes paid related to net share settlement of equity awards	(47)	—	—
Proceeds from the November 2022 private placement, net of issuance costs [note 11b]	17,882	—	—
Net cash provided by financing activities	19,295	36,610	32,680
Investing Activities:
Purchase of property and equipment	—	—	(17)
Net cash provided by (used in) investing activities	—	—	(17)
Effect of exchange rate changes on cash	3	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,251)	7,169	19,189
Cash, cash equivalents and restricted cash at beginning of year	43,072	35,903	16,714
Cash, cash equivalents and restricted cash at end of year	$24,821	$43,072	$35,903

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Achieve Life Sciences, Inc., referred to as Achieve, we, us, or our, is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation. We were incorporated in the state of Delaware, and our principal executive office is located in Vancouver, British Columbia.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $135.9 million through December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $24.8 million and a positive working capital balance of $5.7 million. For the year ended December 31, 2022, we incurred a net loss of $42.4 million and net cash used in operating activities was $37.5 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We have historically financed our operations through equity and debt financings. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our R&D expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

As disclosed in notes 3 and 9, we are required to keep substantially all of our cash and cash equivalents with a single financial institution, SVB, as required by the covenants of our Convertible Debt Agreement (Note 9 – Convertible Debt), and the Company has a Loan Agreement with SVB under which it has the option to borrow up to $10.0 million of Term Loans. As of December 31, 2022, no amounts have been drawn under the Loan Agreement. There can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Debt or Term Loan agreements.

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

Stock-Based Compensation

Under the fair value recognition provisions of the ASC 718, “Stock Compensation,” we use the modified prospective method with respect to options granted to employees and directors. The expense is amortized on a straight-line basis over the graded vesting period.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” We have one operating segment, dedicated to the development and commercialization of cytisinicline for nicotine addiction, with operations located in Canada, the United States and the U.K.

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

The functional currency of our foreign subsidiary is the U.S. dollar. For this foreign operation, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates. Gains and losses from this translation are recognized in the consolidated statement of loss and comprehensive loss.

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

We adopted the standard on the effective date of January 1, 2019 and elected to use the modified retrospective method. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption.

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

3. FINANCIAL INSTRUMENTS AND RISK

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of December 31, 2022, approximately $1.8 million of our cash and $22.8 million or our cash equivalents (Note 7 – Fair Value Measurements) is held in a single financial institution, SVB, as required by the covenants of our Convertible Debt Agreement (Note 9 – Convertible Debt). Our commercial bank balances exceed federal insurance limits.

We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2022 and 2021.

Concentration of Credit Risk

For certain of our financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation carrying values approximate fair value due to their short-term nature. Our cash equivalents are recorded at fair value.

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates as well as credit risk associated with the financial stability of the issuers of the financial instruments. Foreign exchange rate risk arises as a portion of our expenses are denominated in other than U.S. dollars.

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2022 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

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

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 160 adult e-cigarette users at five clinical trial locations in the United States. Participants will be randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

For the years ended December 31, 2022 and 2021 we incurred $1.3 million and $0.3 million, respectively, in qualifying R&D expenditures under the NIDA/NIH grant which has been recorded as a reduction in R&D expense. As of December 31, 2022 we had $0.1 million in grant receivable related to the NIDA/NIH grant.

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

The components of intangible assets were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,699)	$1,418	$3,117	$(1,476)	$1,641

For the year ended December 31, 2022 and 2021 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2022:

Year Ending December 31,
2023	223
2024	223
2025	223
2026	223
Thereafter	526
Total	$1,418

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2022.

6. LICENSE AGREEMENTS

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2022, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement

7. FAIR VALUE MEASUREMENTS

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	22,756	—	—	22,756
Restricted cash	50	—	—	50
Total assets	$22,806	$—	$—	$22,806

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	41,859	—	—	41,859
Restricted cash	50	—	—	50
Total assets	$41,909	$—	$—	$41,909

Cash and cash equivalents (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Money market securities	22,756	—	—	22,756
Total cash and cash equivalents	$22,756	$—	$—	$22,756
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
Money market securities	41,859	—	—	41,859
Total cash and cash equivalents	$41,859	$—	$—	$41,859
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Fair Value of Long-Term Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	December 31, 2022			December 31, 2021
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$16,071	$16,987	$15,000	$14,920	$15,204

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2022
Computer equipment	$143	$140	$3
Furniture and fixtures	42	42	—
Leasehold improvements	25	25	—
Computer software	74	74	—
Equipment under capital lease	19	18	1
Total property and equipment	$303	$299	$4

9. CONVERTIBLE DEBT

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the remaining $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement.

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

i.

125% of the principal amount of the Convertible Debt including accrued paid-in-kind interest, or PIK, if the Call Right is exercised on or before the 18-month anniversary of the date of the Debt Agreement; and

ii.	150% of the principal amount of the Convertible Debt including accrued PIK, if the Call Right is exercised after the 18-month anniversary of the date of the Debt Agreement,

in either case together with all accrued and unpaid interest on the principal balance of the Convertible Debt. If the Call Right is exercised by us, the Lenders will retain certain lookback rights in the event we enter into an agreement to be acquired in the twelve months following the exercise of the Call Right. We agreed to grant the Lenders a security interest in virtually all of our assets, including our patents and other intellectual property as security for our obligations under the Debt Agreement. Further, the Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with SVB, among other customary covenants.

Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023.  Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal prime rate, and will be subject to interest only payments through April 30, 2024.  Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest.  The Term Loans mature on April 1, 2026.  Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million.  The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants.  We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. As of December 31, 2022 no amounts had been drawn on the Term Loans.

Under ASU 2020-06, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of December 31, 2022, the Convertible Debt balance was comprised of the following:

Year Ended
December 31,
2022
Convertible Debt Information
Principal	$15,000
Transaction Costs	$(67)
Accrued paid-in-kind interest	1,138
16,071

10. INCOME TAX

[a] We are a Delaware incorporated company subject to blended U.S. Federal and state statutory rates for December 31, 2022, 2021 and 2020 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

(In thousands)	2022	2021	2020
U.S.	$(41,660)	$(31,411)	$(12,304)
Foreign	(690)	(1,741)	(2,426)
Income (loss) before income taxes	$(42,350)	$(33,152)	$(14,730)

Income tax expense/(recovery) consisted of the following (in thousands):

(In thousands)	2022	2021	2020
Income tax recovery at statutory rates (at a rate of 21% for all years presented)	$(8,894)	$(6,962)	$(3,094)
Expenses not deducted for tax purposes	299	224	118
Effect of tax rate changes on deferred tax assets and liabilities	(18)	17	34
Rate differential on foreign earnings	(26)	(77)	(103)
Research and development tax credits	(1,154)	(134)	(23)
Change in valuation allowance	10,464	7,544	3,662
Reassessment of previously recognized net operating losses	9	(620)	—
Adjustment to prior year research and development tax credits	(731)	—	—
Other	51	8	(594)
Income tax expense/(recovery)	$—	$—	$—

[b] The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets
Tax basis in excess of book value of assets	$899	$897
Non-capital loss carryforwards	43,380	39,356
Research and development deductions and credits	8,942	7,058
Stock options	1,042	702
§59(e) Capitalized R&D expenses	11,342	7,159
Other	334	316
Total deferred tax assets	65,939	55,488
Valuation allowance	(65,546)	(55,082)
Net deferred assets	393	406
Deferred tax liabilities
Other	(393)	(406)
Total deferred tax liabilities	(393)	(406)

Net deferred tax assets	—	—

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

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, we have recorded a valuation allowance for deferred tax assets of $64.9 million to reduce the DTAs to zero as of December 31, 2022. The valuation allowance increased by approximately $10.4 million during the year ended December 31, 2022. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We have total net operating loss carryforwards for federal tax purposes of approximately $66.1 million ($47.4 million—2021) as of December 31, 2022, most of which begin to expire in 2022. Approximately $55.9 million of the federal net operating losses will carryforward indefinitely. Federal net operating losses generated after January 1, 2018 were originally available to offset 80% of taxable income for any given future tax year and will be carried forward indefinitely. However, with the passage of the 2020 CARES Act, the 80% limitation is temporarily removed for tax years 2018 to 2020. We have research and development tax credit carryforwards of approximately $2.3 million ($0.4 million—2021) as of December 31, 2022, which expire in 2042. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in our ownership as defined by the Internal Revenue Code Section 382. Any future changes in the our ownership may limit the use of such carryforward benefits.

Our effective income tax rate for the periods presented differ from the statutory rate of 21% primarily due to current year net losses and the full valuation allowance on the U.S. deferred tax assets. We file income tax returns in the United States, Canada, and the United Kingdom, or U.K. At December 31, 2022, we have Canadian non-capital loss carryforwards of $110.0 million ($109.5 million—2021) and research tax credits of $2.7 million ($2.7 million—2021), both of which will expire in 2042. In addition, we have unclaimed tax deductions of approximately $15.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The U.K. net operating loss carryforwards of $3.4 million (2021—$3.5 million) will carryforward indefinitely. As of December 31, 2022 and 2021, there are no tax penalties or accrued interest recorded in the financial statements.

[c] A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2022 is as follows (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Balance at January 1	$761	$767	$724
Gross increases (decreases) related to prior period tax positions	—	(6)	43
Gross increases (decreases) related to current period tax positions	—	—	—
Decreases relating to settlements with tax authorities	—	—	—
Reductions due to lapses of statute of limitations	—	—	—
Balance at December 31	$761	$761	$767

As of December 31, 2022, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2022 and December 31, 2021 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the U.K. and the United States until the applicable statute of limitations expires. Tax audits by their very nature are often complex and can require several years to complete.

Tax	Years open to
Jurisdiction	examination
Canada	2018 to 2022
United Kingdom	2016 to 2022
US	2019 to 2022

11. COMMON STOCK

[a] Authorized

150,000,000 authorized common voting shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b] Issued and outstanding shares

Purchase Agreement and Financing with Lincoln Park Capital

On September 14, 2017 we and Lincoln Park Capital Fund, LLC, or LPC, entered into a share and unit purchase agreement, which was amended on March 12, 2020, or the LPC Purchase Agreement, pursuant to which we have the right to sell to LPC up to $11.0 million in shares of our common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement. On May 22, 2018, we obtained the requisite stockholder authorization to sell shares of our common stock to LPC in excess of 20% of our outstanding shares of common stock (as of the date we entered into the LPC Purchase Agreement) in order to be able to sell to LPC the full amount remaining under the LPC Purchase Agreement.

Pursuant to the LPC Purchase Agreement, LPC initially purchased 1,644 of our units, or the LPC Units, at a purchase price of $608 per unit, with each LPC Unit consisting of (a) one share of our common stock and (b) one warrant to purchase one-quarter of a share of common stock at an exercise price of $699.20 per share, or LPC Warrant.  Each LPC Warrant became exercisable six months following the issuance date until the date that is five years and six months after the issuance date and is subject to customary adjustments.  The LPC Warrants were issued only as part of the LPC Units in the initial purchase of $1.0 million and no warrants shall be issued in connection with any other purchases of common stock under the LPC Purchase Agreement.

After the initial purchase, if our stock price is above $1.00, as often as every other business day over the 54-month term of the LPC Purchase Agreement, and up to an aggregate amount of an additional $10.0 million (subject to certain limitations) of shares of common stock, we have the right, from time to time, in our sole discretion and subject to certain conditions to direct LPC to purchase up to 7,500 shares of common stock. The purchase price of shares of common stock pursuant to the LPC Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC. As consideration for entering into the LPC Purchase Agreement, we issued to LPC 617 shares of common stock in September 2017 and, in connection with the amendment of the LPC Purchase Agreement in March 2020, we agreed to pay to LPC $0.1 million as an expense reimbursement. The consideration of 617 shares of our common stock were fair valued based on the closing price of our common stock as at the transaction date and recognized as part of offering expenses.

During the year ended December 31, 2022, we offered and sold zero shares of our common stock pursuant to the LPC Purchase Agreement with LPC. From inception of the LPC Purchase Agreement on September 14, 2017 to its expiration on March 14, 2022, we offered and sold an aggregate of 27,868 shares of our common stock, including the 1,644 shares that were part of the initial purchase of LPC Units. These aggregate sales resulted in gross proceeds to us of approximately $4.4 million and offering expenses of $0.5 million.

April 2020 Private Placement

On April 27, 2020 and April 28, 2020, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement approximately 280,782 units, or the April 2020 Units, each consisting of (i) one share of common stock, and (ii) a warrant, or April 2020 Warrant, to purchase 0.75 shares of common stock at an offering price of $6.60 per April 2020 Unit, for aggregate gross proceeds of approximately $1.9 million. The placement agent received a cash commission on the gross proceeds from the sale of the April 2020 Units and was issued a five year warrant upon substantially similar terms as the April 2020 Warrants to purchase 25,270 shares of common stock at an initial exercise price of $7.59 per share. The net proceeds to us, after deducting placement agent expenses and commissions and offering expenses was approximately $1.6 million.

Each April 2020 Warrant became exercisable on October 27, 2020, the six-month anniversary of the initial closing date of the offering, through April 27, 2025, which is the five-year anniversary of the initial closing date of the offering. The April 2020 Warrants issued pursuant to subscription agreements executed on April 27, 2020 are exercisable at a price per share of common stock of $7.24, subject to adjustment, and the April 2020 Warrants issued pursuant to subscription agreements executed on April 28, 2020 are exercisable at a price per share of common stock of $7.32, subject to adjustment. Additionally, subject to certain exceptions, if, after the initial exercise date, (i) the volume weighted average price of the common stock for each of 30 consecutive trading days, or the April 2020 Measurement Period, which, April 2020 Measurement Period commenced on the closing date, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such April 2020 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the April 2020 Warrants then outstanding.

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

August 2020 Public Offering

On August 6, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of (a) 569,043 shares of our common stock, including 92,856 shares subject to the underwriter’s option to purchase additional shares, or the August 2020 Shares, and (b) pre-funded warrants to purchase 142,857 shares of our common stock, or the August 2020 Pre-Funded Warrants, to the underwriter. The August 2020 Shares were sold at the public offering price of $10.50 per share. The August 2020 Pre-Funded Warrants were sold at a public offering price of $10.499, which represents the per share public offering price for the August 2020 Shares less a $0.001 per share exercise price for each such August 2020 Pre-Funded Warrant.

The August 2020 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of August 2020 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of August 2020 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to us.

The underwritten public offering raised total gross proceeds of approximately $7.5 million and after deducting approximately $0.7 million in underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.8 million. The underwriting discounts and commissions and offering expenses have been charged against the gross proceeds.

December 2020 Public Offering

On December 7, 2020, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 2,472,500 shares of our common stock, including 322,500 shares subject to the underwriter’s option to purchase additional shares, or the December 2020 Shares. The December 2020 Shares were sold at the public offering price of $7.00 per share.

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

May 2021 Public Offering

On May 27, 2021, we completed an underwritten public offering of our securities, pursuant to which we sold an aggregate of 3,285,714 shares of our common stock, including 428,571 shares subject to the underwriter’s option to purchase additional shares, or the May 2021 Shares. The May 2021 Shares were sold at the public offering price of $7.00 per share.

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

During the year ended December 31, 2022, we sold 200,000 shares of our common stock pursuant to the ATM, which resulted in gross proceeds of $1.5 million. Since entry into the ATM, from December 21, 2021 through December 31, 2022, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of December 31, 2022, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

November 2022 Private Placement

In November 2022, we entered into subscription agreements with certain accredited investors pursuant to which we sold to the purchasers in a private placement transaction approximately 4,093,141 units at a purchase price of $4.625 per unit, with each unit consisting of two shares of common stock and a common stock purchase warrant to purchase one share of common stock, or the November 2022 Warrants.

The November 2022 Warrants are exercisable at a price per share of common stock of $4.50, subject to adjustment. The November 2022 Warrants are exercisable beginning on the six-month anniversary of the initial closing date of the private placement offering, May 18, 2023, or the Initial Exercise Date, and will expire on the seven year anniversary of the initial closing date of the private placement offering, or November 18, 2029. The November 2022 Warrants cannot be exercised by a warrant holder if, after giving effect thereto, such warrant holder would beneficially own more than 19.99% of our outstanding common stock. Additionally, subject to certain exceptions, if, after the Initial Exercise Date, (i) the volume weighted average price of our common stock for each of 30 consecutive trading days, or the November 2022 Measurement Period, which November 2022 Measurement Period commenced on November 18, 2022, exceeds 300% of the exercise price (subject to adjustments for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such November 2022 Measurement Period exceeds $500,000 per trading day and (iii) certain other equity conditions are met, and subject to a beneficial ownership limitation, then we may call for cancellation of all or any portion of the November 2022 Warrants then outstanding.

We received approximately $17.9 million in net proceeds from the private placement after deducting placement agent expenses and commissions and offering expenses

Equity Award Issuances and Settlements

During the year ended December 31, 2022, we did not issue any shares of common stock to satisfy stock option exercises and issued 26,625 shares of common stock to satisfy restricted stock unit settlements, compared with the issuance of no shares of common to satisfy stock option exercises and 231 shares of common stock to satisfy restricted stock unit settlements for the year ended December 31, 2021.

[c] Stock options

2018 Equity Incentive Plan

As of December 31, 2022, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 967,152 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 714,155 were reserved for options currently outstanding, 252,875 for restricted stock units currently outstanding, and 122 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grant were issued pursuant to a stock option agreement on terms substantially similar to our 2018 Equity Incentive Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the year ended December 31, 2022 we granted 50,000 stock options to new employees. As of December 31, 2022, 95,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of December 31, 2022, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2022, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 204 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors, officers and consultants of ours.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2022	2021
Risk-free interest rates	1.65%	0.66%
Expected dividend yield	0%	0%
Expected life	5.80 years	6.00 years
Expected volatility	122.80%	110.10%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2022 was $6.79.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2022	2021
Research and development	$1,117	$685
General and administrative	2,153	1,502
Total stock-based compensation	$3,270	$2,187

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2022	522,090	$26.11
Granted	300,450	7.83
Expired	(25)	28,522.56
Balance, December 31, 2022	822,515	$18.57

The following table summarizes information about stock options outstanding at December 31, 2022 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$5.07 - $7.27	84,200	$6.59	9.11
$7.28 - $7.89	35,000	7.42	8.87
$7.90 - $8.43	226,250	8.26	9.01
$8.44 - $10.78	114,750	10.23	7.90
$10.79 - $11.65	74,880	11.20	7.08
$11.66 - $12.60	5,650	12.10	8.20
$12.61 - $20.74	232,750	13.09	8.07
$20.75 - $39.80	14,766	28.40	6.08
$39.81 - $59.30	18,747	51.20	5.72
$59.31 - $28,952.00	15,522	391.78	5.31
	822,515	$18.57	8.21

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$5.07 - $7.27	10,295	$7.07	8.67
$7.28 - $7.89	6,250	7.51	8.70
$7.90 - $8.43	—	—	—
$8.44 - $10.78	65,750	10.13	7.92
$10.79 - $11.65	54,653	11.20	7.08
$11.66 - $12.60	3,296	12.10	8.20
$12.61 - $20.74	111,526	13.09	8.07
$20.75 - $39.80	14,543	28.40	6.08
$39.81 - $59.30	18,747	51.20	5.72
$59.31 - $28,952.00	15,490	392.45	5.30
	300,550	$34.44	7.51

As at December 31, 2022, and December 31, 2021, the total unrecognized compensation expense related to stock options granted was $3.2 million and $3.4 million, respectively, each of which is expected to be recognized into expense over a period of approximately 1.97 years.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. No options were exercised for the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2022, 2021 and 2020, $1.1 million, $0.4 million and $0.1 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2022:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	53,250	$13.09
Granted	226,250	8.26
Released	(26,625)	13.09
Balance, December 31, 2022	252,875	$8.77

As of December 31, 2022, we had approximately $1.2 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 0.62 years.

[e]	Employee Share Purchase Plan

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.2 million shares. All shares purchased under the ESPP are new share issuances. For the year ended December 31, 2022, 28,892 shares were purchased under the ESPP.

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

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2022:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in September 2017 financing	411	$699.2000	March 2023
(2) Warrants issued in June 2018 financing	114,100	$80.0000	June 2023
(3) Warrants issued in October 2018 financing	31,215	$62.8900	October 2023
(4) Warrants issued in May 2019 financing	60,000	$90.0000	May 2025
(5) Warrants issued in December 2019 financing	609,258	$2.3100	December 2024
(6) Warrants issued in April 2020 financing	182,461	$7.2400	April 2025
(7) Warrants issued in April 2020 financing	24,375	$7.3200	April 2025
(8) Warrants issued in April 2020 financing	25,270	$7.5900	April 2025
(9) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(10) Warrants issued in December 2020 financing	50,000	$8.7500	December 2025
(11) Warrants issued in November 2022 financing	4,093,141	$4.5000	November 2029

*The pre-funded warrants do not have an expiration date.

The agreements governing the above warrants include the following terms:

•

certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into our common stock at a price per share less than the exercise price of the respective warrants (specifically those issued under the December 2019 Public Offering and November 2022 Private Placement);

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, we do not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of our common stock a holder may only exercise the warrants through a cash exercise;

•

the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events; and

•

in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company.

For the year ended December 31, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $24,480. For the year ended December 31, 2021, warrants to purchase 47,084 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $0.3 million, and warrants to purchase 3,750 shares issued in the April 2020 financing were exercised for a per unit price of $7.32, for proceeds of $27,450. As at December 31, 2022, all of our outstanding warrants are classified as equity.

[h] 401(k) Plan

We maintain a 401(k) plan. Our securities are not offered as an investment option. Our shares are prohibited for inclusion in our 401(k) plan, as well as any match of our shares to employee contributions.

[i] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2022	2021	2020
Numerator
Net loss	$(42,350)	$(33,152)	$(14,730)
Denominator
Weighted average number of common shares outstanding	10,593,034	8,119,836	2,718,909
Basic and diluted net loss per common share	$(4.00)	$(4.08)	$(5.42)

As of December 31, 2022, a total of 6.4 million options, restricted stock units and warrants, respectively, have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive. Additionally, the outstanding Convertible Debt due December 2023 is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of December 31, 2022, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$138	$66	$72	$—	$—
Total	$138	$66	$72	$—	$—

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

Vancouver Lease Arrangements

On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four-year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commences on February 1, 2023. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2023	66
2024	66
2025	6
Total	$138

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

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington offices for years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.2 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59	$83
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$120	—
Weighted Average Remaining Lease Term
Operating leases	2.08 years	1.08 years
Weighted Average Discount Rate
Operating leases	8.98%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2022.

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

13. SUBSEQUENT EVENTS

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Under the terms of our Convertible Debt Agreement, we were required to keep substantially all of our cash and investments with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. As of March 13, 2023, we were afforded full access to all our cash and cash equivalents with SVB.

As disclosed in Note 9, the Company has a Loan Agreement with SVB under which it has the option to borrow up to $10.0 million of Term Loans. There is no outstanding balance. There can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Debt or Term Loan agreements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2022.

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

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2022:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	980,390	(1)	$17.77	(1)	122	(1)
Equity compensation plans not approved by security holders(2)	95,000		$6.85		—
Total	1,075,390		$18.57		122

(1)

As of December 31, 2022, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan and (c) the 2018 Equity Incentive Plan.

(2)	Stock options granted as an inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4).

The remaining information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.1	May 23, 2018

3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

4.3	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.4	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.5	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.6	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.7	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.8	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.9	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.10	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.11	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.12	Registration Rights Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

4.13	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

4.14	Form of Registration Rights Agreement (November 2022)Registration Rights Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.2	November 18, 2022

10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††					X

10.9	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.10	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.11	Employment Agreement between the Company and Cindy Jacobs dated as of November 3, 2009††	10-Q	033-80623	10.27	November 5, 2009

10.12	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.13	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.14	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.15	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.16	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.18	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.19	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.20	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.21	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

10.22	Amendment to Office Lease, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.					X

10.23	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.24	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.25	Amended and Restated Employment Agreement, dated September 28, 2020, by and between Achieve Life Sciences, Inc. and John Bencich ††	10-Q	033-80623	10.3	November 12, 2020

10.26	Amended and Restated Employment Agreement, dated September 27, 2022, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††					X

10.27	At the Market Sales Agreement, dated December 21, 2021, by and between Achieve Life Sciences, Inc. and Virtu Americas LLC	S-3	333-261811	1.2	December 21, 2021

10.28	Contingent Convertible Debt Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

10.29	First Amendment to 2021 Contingent Convertible Debt Agreement dated December 22, 2021 by and among Achieve Life Sciences, Inc., Silicon Valley Bank, and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.2	April 27, 2022

10.30	Loan and Security Agreement, dated April 26, 2022, among Achieve Life Sciences, Inc. and Silicon Valley Bank	8-K	033-80623	10.1	April 27, 2022

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)

31.1

Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 16, 2023	By:	/s/ JOHN BENCICH
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

By: /s/ JOHN BENCICH	Chief Executive Officer and Director (Principal Executive Officer and Financial Officer)	Date: March 16, 2023
John Bencich

By: /s/ JERRY WAN	Senior Director of Accounting Operations (Principal Accounting Officer)	Date: March 16, 2023
Jerry Wan

By: /s/ RICHARD STEWART	Executive Chairman and Director	Date: March 16, 2023
Richard Stewart

By: /s/ CINDY JACOBS	President, Chief Medical Officer and Director	Date: March 16, 2023
Cindy Jacobs

By: /s/ DONALD JOSEPH	Director	Date: March 16, 2023
Donald Joseph

By: /s/ MARTIN MATTINGLY	Director	Date: March 16, 2023
Martin Mattingly

By: /s/ BRIDGET MARTELL	Director	Date: March 16, 2023
Bridget Martell

By: /s/ JAY MOYES	Director	Date: March 16, 2023
Jay Moyes

By: /s/ VAUGHN HIMES	Director	Date: March 16, 2023
Vaughn Himes