Form 10-Q
period 2023-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2023-05-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

22722 29th Drive SE, Suite 100, Bothell, WA 98021

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

As of May 9, 2023 there were 18,040,760 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
timing and amount of future contractual payments, product revenue and operating expenses
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, rising interest rates, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$16,514	$24,771
Grant receivable [note 3]	89	105
Prepaid expenses and other assets	1,621	2,454
Total current assets	18,224	27,330
Right-of-use assets [note 9]	109	66
Other assets and restricted cash [note 6]	68	123
License agreement [note 4 and note 5]	1,363	1,418
Goodwill [note 5]	1,034	1,034
Total assets	$20,798	$29,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,063	$1,660
Accrued liabilities other	699	403
Accrued clinical liabilities	1,363	1,729
Accrued compensation	747	1,678
Current portion of long-term obligations [note 9]	58	58
Convertible debt [note 6 and note 7]	16,371	16,071
Total current liabilities	20,301	21,599
Long-term obligations [note 9]	54	69
Total liabilities	20,355	21,668
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2023 and zero issued and outstanding at December 31, 2022	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2023 and zero issued and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,930,362 issued and outstanding at March 31, 2023 and 17,897,029 issued and outstanding at December 31, 2022	87	87
Additional paid-in capital	145,280	144,148
Accumulated deficit	(144,928)	(135,936)
Accumulated other comprehensive income	4	4
Total stockholders' equity	443	8,303
Total liabilities and stockholders' equity	$20,798	$29,971
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2023	2022
EXPENSES
Research and development	5,534	4,388
General and administrative	3,044	2,838
Total operating expenses	8,578	7,226
OTHER INCOME (EXPENSE)
Interest income	162	4
Interest expense [note 7]	(573)	(357)
Other income (expense)	(3)	6
Total other (expense)	(414)	(347)
Net loss and comprehensive loss	$(8,992)	$(7,573)
Basic and diluted net loss per common share [note 8[d]]	$(0.50)	$(0.80)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	17,917,769	9,458,745

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net loss	$(8,992)	$(7,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	58	60
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	1,085	823
Shares issued as settlement with trade vendor	—	26
Accrued interest on SVB convertible debt [note 7]	300	271
Changes in operating assets and liabilities:
Grant receivable [note 3]	16	153
Prepaid expenses and other assets	886	(10)
Accounts payable	(597)	(423)
Accrued liabilities other	296	300
Accrued clinical liabilities	(366)	870
Accrued compensation	(931)	(1,277)
Lease obligation [note 9]	(58)	1
Net cash used in operating activities	(8,303)	(6,779)
Financing Activities:
Proceeds from exercise of warrants	77	24
Proceeds from ATM, net of issuance costs	—	91
Financing costs relating to convertible debt with SVB	—	(20)
Financing costs relating to November 2022 private placement	(30)	—
Net cash provided by financing activities	47	95
Effect of exchange rate changes on cash	(1)	(1)
Net decrease in cash, cash equivalents and restricted cash	(8,257)	(6,685)
Cash, cash equivalents and restricted cash at beginning of the period	24,821	43,072
Cash, cash equivalents and restricted cash at end of the period	$16,564	$36,387

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584				26			26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. We were incorporated in the state of Delaware, and operate out of Seattle, Washington and Vancouver, British Columbia.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 16, 2023.

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $144.9 million through March 31, 2023. As of March 31, 2023, we had cash and cash equivalents of $16.5 million and a negative working capital balance of $2.1 million. For the three months ended March 31, 2023, we incurred a net loss of $9.0 million and net cash used in operating activities was $8.3 million.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023 and since that date we continue to have full access to our cash and cash equivalents. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our R&D expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidate in clinical development.

As disclosed in Note 7, we are required to keep substantially all of our cash and cash equivalents with a single financial institution, SVB, as required by the covenants of our Debt Agreement (Note 7 – Convertible Debt), and we have a loan and security agreement, or Loan Agreement, with SVB under which we have the option to borrow up to $10.0 million of term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans. As of March 31, 2023, no amounts had been drawn under the Term Loans. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility. There can be no assurance that SVB, First Citizens or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Debt agreement.

The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2022 in our Annual Report on Form 10-K filed with the SEC, on March 16, 2023. Since December 31, 2022, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in approximately 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support.

The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

For the three months ended March 31, 2023, we incurred $0.5 million in qualifying R&D expenditures under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense.

As of March 31, 2023, we had $0.1 million in grant receivable related to the NIDA/NIH grant. Of the $2.5 million grant awarded, we have received $1.6 million in reimbursements from NIDA/NIH.

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

The components of intangible assets were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,754)	$1,363	$3,117	$(1,699)	$1,418

For each of the three months ended March 31, 2023 and 2022, we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023:

Year Ending December 31,
2023	167
2024	223
2025	223
Thereafter	750
Total	$1,363

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2023.

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
•
Level 3 – Significant unobservable input that reflects management’s best estimate of what market participants would use in pricing the asset or liability.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	12,759	—	—	12,759
Restricted cash	50	—	—	50
Total assets	$12,809	$—	$—	$12,809

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2023	Cost	Gains	Losses	Fair Value
Money market securities	$12,759	$—	$—	$12,759
Total cash equivalents	$12,759	$—	$—	$12,759
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of March 31, 2023, approximately $3.7 million of our cash and $12.8 million or our cash equivalents is held in a single financial institution, SVB, as required by the covenants of our Convertible Debt Agreement (Note 7 – Convertible Debt). Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the three months ended March 31, 2023 and 2022.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	March 31, 2023			December 31, 2022
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$16,371	$17,256	$15,000	$16,071	$16,987

7. CONVERTIBLE DEBT

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) the Loan Agreement with SVB for the remaining $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend the Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement.

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

Subject to the terms and conditions of the Loan Agreement, we could borrow Term Loans under the Loan Agreement until April 30, 2023. Amounts borrowed under the Loan Agreement incurred interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal, or WSJ, prime rate, and will be subject to interest only payments through April 30, 2024. Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest. The Term Loans mature on April 1, 2026. Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property.

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million. The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. As of March 31, 2023 no amounts had been drawn on the Term Loans. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility.

Under ASU 2020-06, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of March 31, 2023 and December 31, 2022, the Convertible Debt balance was comprised of the following:

	March 31,	December 31,
	2023	2022
Convertible Debt Information
Principal	$15,000	$15,000
Transaction Costs	(50)	(67)
Accrued paid-in-kind interest	1,421	1,138
	16,371	16,071

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

Since entry into the ATM, from December 21, 2021 through March 31, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of March 31, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three months ended March 31, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

We received approximately $17.8 million in net proceeds from the private placement after deducting placement agent expenses and commissions and offering expenses

Equity Award Issuances and Settlements

During the three months ended March 31, 2023 and 2022, we did not issue any shares of common stock to satisfy stock option exercises and we did not issue any common stock to satisfy restricted stock unit settlements.

[c] Stock options

2018 Equity Incentive Plan

As of March 31, 2023, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,862,003 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,180,905 were reserved for options currently outstanding, 647,625 for restricted stock units currently outstanding, and 33,473 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the three months ended March 31, 2023, we granted 40,000 inducement stock options to new employees. As of March 31, 2023, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of March 31, 2023, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of March 31, 2023, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 175 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 175 were reserved for options currently outstanding and zero were reserved for restricted stock units currently outstanding.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2022	822,515	$18.57
Granted	506,750	5.03
Expired	(29)	26,381.79
Balance, March 31, 2023	1,329,236	$12.83

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rates	3.53%	1.49%
Expected dividend yield	0%	0%
Expected life	5.80	5.80
Expected volatility	121.57%	123.35%

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$383	$275
General and administrative	$702	548
Total stock-based compensation	$1,085	$823

As of March 31, 2023, the total unrecognized compensation expense related to stock options granted was $4.8 million, which is expected to be recognized as expense over a period of approximately 2.29 years from March 31, 2023.

[d] Loss Per Share

For the three months ended March 31, 2023, a total of 7,276,204 shares, consisting of warrants to purchase 5,299,343 shares, options exercisable for 1,329,236 shares and 647,625 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2022, a total of 2,309,387 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Debt is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of March 31, 2023, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2023, we recorded a compensation expense of $0.5 million, related to these awards, compared to $0.3 million, for the three months ended March 31, 2022.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2023:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2022	252,875	$8.77
Granted	394,750	4.90
Balance, March 31, 2023	647,625	$6.41

As of March 31, 2023, we had approximately $2.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.75 years.

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

[g] Employee Share Purchase Plan

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.3 million shares. All shares purchased under the ESPP are new share issuances. During the three months ended March 31, 2023 and 2022, no shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at March 31, 2023:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in June 2018 financing	114,100	$80.000	June 2023
(2) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(3) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(4) Warrants issued in December 2019 financing	575,924	$2.310	December 2024
(5) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(6) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(7) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(8) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(9) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(10) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029

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

For the three months ended March 31, 2023, warrants to purchase 33,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $76,999. For the three months ended March 31, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. As of March 31, 2023, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$122	$50	$72	$—	$—
Total	$122	$50	$72	$—	$—

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

Vancouver lease arrangement

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for new office space in Vancouver, British Columbia, which commenced on February 1, 2019 and had a four-year term. Pursuant to the terms of the lease agreement, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2023. The annual rent is approximately $0.1 million.

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2023	50
2024	66
2025	6
Total	$122

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three months ended March 31, 2023 and 2022 was $29,000 and $33,000, respectively.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$15	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	1.83 years	0.83 years
Weighted Average Discount Rate
Operating leases	8.98%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our focus is to address the global smoking health and nicotine addiction epidemic through the development and commercialization of cytisinicline. Tobacco use is currently the leading cause of preventable death and is responsible for more than 8.0 million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

In addition, there are approximately 11.0 million adults in the United States who use e-cigarettes, also known as vaping. While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2022, 2.55 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never vaped. Currently, there are no U.S. Food and Drug Administration, or FDA, approved treatments indicated specifically as an aid to nicotine e-cigarette cessation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $9.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $144.9 million, cash and cash equivalents balance of $16.5 million and a negative working capital balance of $2.1 million. For the three months ended March 31, 2023, net cash used in operating activities was $8.3 million.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023 and since that date we continue to have full access our cash and cash equivalents. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

•
Arm A: 12 weeks of placebo
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•
Arm C: 12 weeks of cytisinicline

The ORCA-2 study had two independent primary endpoints that evaluated the success of smoking abstinence for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous abstinence measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with odds ratios, or ORs, of 8.0 and 6.3, respectively.

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

Additional analyses from the ORCA-2 trial were presented at the Society for Research on Nicotine and Tobacco, or SRNT, annual meeting in March 2023. We expect to submit additional findings for presentation at future medical conferences and are in the process of publishing the ORCA-2 trial results.

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

•
Arm A: 12 weeks of placebo
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•
Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial is biochemically verified continuous abstinence during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo. Each treatment arm will be compared independently to the placebo arm, and the trial will be determined to be successful if either or both of the cytisinicline treatment arms show a statistical benefit compared to placebo. Secondary outcome measures will be conducted to assess continued abstinence rates through six months from the start of study treatment. Last subject last visit was completed in March of 2023, and we expect topline ORCA-3 data results to be reported in the second quarter of 2023.

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

We presented the ORCA-1 results in September 2019 at the annual European meeting of the SRNT, held in Oslo, Norway and the trial results were published in the journal Nicotine and Tobacco Research in April 2021. Based on the results of the ORCA-1 trial, we have selected 3 mg TID for Phase 3 development. Overall, the 3 mg dose administered TID demonstrated the best overall safety and efficacy when compared to the 1.5 mg dose or the declining titration schedule evaluated in ORCA-1. At the SRNT European meeting held in September 2021, exploratory analyses were presented that showed cytisinicline treatment had an earlier onset of sustained abstinence compared to placebo and that the cytisinicline TID schedule appeared more effective for achieving sustained abstinence in smokers who had previously failed to quit on varenicline compared to the declining titration schedule.

In November 2019, we held a type C meeting with the U.S. Food and Drug Administration, or FDA, to review the ORCA-1 results and our revisions to the Phase 3 clinical program using the simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable.

Other Clinical Trials

We are currently conducting two clinical studies required for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment, and another study to evaluate for any effects of cytisinicline on QT interval prolongation. Plans for both studies, were first discussed with the FDA as part of an end of Phase 2 meeting in 2018, followed by more detailed review and agreement with the FDA during 2022. In addition, we are planning to conduct a final PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing. Results from these studies are anticipated to be available by the end of 2023.

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Completed Phase 2 ORCA-V1 Clinical Trial

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

In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million. The full grant award of $2.8 million is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

In June 2022, we announced the initiation of the Phase 2 ORCA-V1 clinical trial. In April 2023, we reported positive topline results showing a statistically significant vaping cessation benefit for cytisinicline-treated participants in the ORCA-V1 trial.

ORCA-V1 evaluated 160 adults who used e-cigarettes on a daily basis at five clinical trial locations in the United States. ORCA-V1 participants were randomized to receive 3 mg cytisinicline three times daily or placebo for 12 weeks in combination with standard cessation behavioral support.

The primary endpoint for ORCA-V1 was biochemically verified continuous abstinence from nicotine e-cigarette use, measured during the last 4 weeks of treatment. Subjects who received 12 weeks of cytisinicline treatment had 2.6 times higher odds, or likelihood, to have quit vaping during the last four weeks of treatment compared to subjects who received placebo (p=0.035). The vaping cessation rate during weeks 9 through 12 was 31.8% for cytisinicline compared to 15.1% for placebo. A benefit in favor of cytisinicline was consistently observed across the secondary endpoints. Additionally, a cessation benefit was observed for cytisinicline across clinical trial sites and participant demographics such as age, gender, race, or whether they had smoked cigarettes in the past.

Cytisinicline was well tolerated and no serious adverse events, or AEs, were reported. Similar rates of AEs were observed between treatment arms (54.7% in the placebo arm vs. 50.9% in the cytisinicline arm). The most commonly reported (>5%) AEs in the placebo arm, in order of frequency, were nausea, COVID-19 infection, headache, anxiety, and upper respiratory tract infection. In the cytisinicline arm, >5% AEs reported, in order of frequency, were sleep disturbances, anxiety, headache, fatigue, and upper respiratory tract infection.

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

Results of Operations

For the three months ended March 31, 2023 and 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Clinical development programs:
Cytisinicline	$5,534	$4,388
Total research and development expenses	$5,534	$4,388

R&D expenses for the three months ended March 31, 2023 increased to $5.5 million from $4.4 million for the three months ended March 31, 2022. The increase in the three months ended March 31, 2023 as compared to the same periods in 2022 was primarily due to higher costs from our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both continued fully enrolled during the quarter and had their last subject last visit completed in March 2023, as compared to the same period in 2022 where our Phase 3 ORCA-2 trial had its last subject last visit completed in January 2022.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total general and administrative expenses	$3,044	$2,838

General and administrative expenses for the three months ended March 31, 2023 increased to $3.0 million from $2.8 million for the three months ended March 31, 2022. The increase was primarily due to higher employee expenses associated with stock-based compensation and higher legal expenses as a result of general corporate activities. The increased expenses were partially offset by a decrease in costs associated with clinical trial media and awareness as both the ORCA-3 trial and ORCA-V1 trial were fully enrolled in the third and fourth quarter of 2022, respectively.

Total Other Income (Expenses)

Total other expenses for the three months ended March 31, 2023 and 2022 were $0.4 million and $0.3 million, respectively. The increase in 2023 as compared to 2022 was due mainly to higher interest expense on our convertible debt, this was partially offset by higher interest income in 2023 as a result of higher interest rates

Liquidity and Capital Resources

We have incurred an accumulated deficit of $144.9 million through March 31, 2023 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2023, we had a cash and cash equivalents balance of $16.5 million and a negative working capital balance of $2.1 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our current operating expenses and capital expenditures into late 2023.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

Upon and after borrowing under the Loan Agreement, we must comply with certain financial covenants as set forth in the Loan Agreement and the Amendment, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million. The Loan Agreement also contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. In addition to the financial covenants described above, the Amendment makes certain other changes to the Original Debt Agreement related to our entry into the Loan Agreement. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility.

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million.

Since entry into the ATM, from December 21, 2021 through March 31, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of March 31, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three months ended March 31, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

We received approximately $17.8 million in net proceeds from the private placement after deducting placement agent expenses and commissions and offering expenses.

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $8.3 million compared to $6.8 million for the three months ended March 31, 2022. The increase in cash used in operations in the 2023 period as compared to the 2022 period was primarily due to higher costs from our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both continued fully enrolled during the quarter and had their last subject last visit completed in March 2023, as compared to the same period in 2022 where our Phase 3 ORCA-2 trial had its last subject last visit completed in January 2022.

Cash Provided in Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $47,000 compared to $95,000 for the three months ended March 31, 2022. Net cash provided by financing activities in the three months ended March 31, 2023 relates to proceeds received from warrant exercises. Net cash provided by financing activities in the three months ended March 31, 2022, relates to proceeds received from ATM sales and warrant exercises.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K. For more information regarding our current contingencies and commitments, see Note 9 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2022 in our Annual Report on Form 10-K filed with the SEC, on March 16, 2023. Since December 31, 2022, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2023, no new accounting standards were adopted.

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

During the quarter ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Further, the uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company, or First Citizens, would assume all of SVB’s deposits and loans as of March 27, 2023. Under the terms of our Convertible Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. While we were afforded full access to our cash and cash equivalents with SVB on March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in the short-term potential delays in making payments to vendors while new banking relationships are established. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment, and as amended by the Amendment, the Debt Agreement. As of March 31, 2023, the principal amounts due under our debt instruments (including the Loan Agreement and Debt Agreement) totaled $16.4 million, of which $16.4 million is classified as current.

Under the terms of the Debt Agreement, the Convertible Debt matures on December 22, 2023 and may be extended to December 22, 2024 upon our written request and SVB’s approval on or prior to December 22, 2023. The Convertible Debt will accrue interest at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest is payable in cash monthly in arrears, and (b) 7.0% per annum, which interest shall compound monthly. Subject to the terms and conditions of the Loan Agreement, we may borrow term loans under the Loan Agreement until April 30, 2023. Amounts borrowed under the Loan Agreement will incur interest at a floating rate equal to the greater of 3.50% and the Wall Street Journal prime rate, and will be subject to interest only payments through April 30, 2024. Commencing on May 1, 2024, the outstanding loans under the Loan Agreement will be repaid in 24 consecutive equal monthly installments of principal plus accrued and unpaid interest. The Term Loans mature on April 1, 2026. Upon the earliest to occur of the maturity date, repayment of the Term Loans in full, acceleration of the loans or termination of the Loan Agreement, we will be required to pay a final payment equal to the aggregate principal amount of the Term Loan advances extended by SVB multiplied by 6.0%. Our obligations under the Loan Agreement are secured by substantially all of our assets, other than our intellectual property. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility.

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

Further, the Loan Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with SVB, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions. We must also comply with certain financial covenants as set forth in the Loan Agreement and the Amendment if we draw down on the $10.0 million Term Loans available, including a minimum liquidity ratio of at least 1.25 to 1.00, or at our election after receiving at least $30 million in net cash proceeds from the issuance and sale of equity securities, a minimum market capitalization of at least $250 million. As of March 31, 2023 no amounts had been drawn on the Term Loans. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility.

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

With the closure of SVB and appointment of the Federal Deposit Insurance Corporation, or the FDIC, as receiver on March 10, 2023, and subsequent assumption by First Citizens all of SVB’s deposits and loans, we are aware that there can be no assurance that SVB, First Citizens or any other successor lender(s) will be willing to work with us on any modifications to the current Convertible Debt agreement. Any amounts due under the Convertible Debt, including interest payments, will remain payable to any successor lender(s).

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Under the terms of our Convertible Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. As of March 13, 2023, we were afforded full access to our cash and cash equivalents with SVB. Further, on March 26, 2023, it was announced that First Citizens would assume all of SVB’s deposits and loans as of March 27, 2023. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine addictions associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We are pursuing clinical studies in users of e-cigarettes and have been awarded a grant by the NIDA/NIH to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. Continued grant funding under the award will still be subject to availability of funds at the NIDA/NIH, and such funding will not be sufficient to cover the full clinical costs of the Phase 2 ORCA-V1 trial. We expect that we will need to invest significant amounts of capital to pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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
•
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
•
general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession, increasing inflation and interest rates, instability in the global banking system, the persisting impacts of the COVID-19 pandemic and the increasingly volatile global economic conditions resulting from the conflict in Ukraine;
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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the three months ended March 31, 2023, we sold no shares of our common stock pursuant to the ATM. As of March 31, 2023, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in December 2021, we entered into a $25.0 million contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders, which was amended in April 2022. As part of the contingent convertible debt agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Debt and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Debt, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with the Company on any modifications to the current Convertible Debt or Term Loan agreements. Any amounts due under the Convertible Debt, including interest payments, will remain payable to any successor lender(s). In addition, we have warrants outstanding to purchase up to approximately 5,333,088 shares of common stock, at a weighted-average exercise price of $7.26 per share.

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

10.1

Cooperation Agreement, dated March 1, 2023, by and among Achieve Life Sciences, Inc., Dialectic Capital Management, LP and the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 6, 2023)

10.2

Amendment to the Cooperation Agreement, dated March 21, 2023, by and among Achieve Life Sciences, Inc., Dialectic Capital Management, LP and the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 23, 2023)

31.1

Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 9, 2023	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)