Form 10-K/A
period 2022-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2023-05-16
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Auditor Name: PricewaterhouseCooopers LLP Auditor Location: Vancouver, BC, Canada Auditor Firm ID: 271.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 16, 2023 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct a typographical error in the previously filed Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1), which inadvertently referenced the incorrect date with respect to the Report of Independent Registered Public Accounting Firm.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Achieve Life Sciences, Inc.

Table of Contents

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	5
	SIGNATURES	14

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Exhibits Exhibit Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation filed on May 24, 2013	8-K	033-80623	3.1	May 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on May 21, 2015	8-K	033-80623	3.1	May 22, 2015

3.3	Certificate of Amendment (Reverse Stock Split) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.1	August 2, 2017

3.4	Certificate of Amendment (Name Change) to Second Amended and Restated Certificate of Incorporation filed on August 1, 2017	8-K	033-80623	3.2	August 2, 2017

3.5	Certificate of Amendment (Elimination of Cumulative Voting) to Second Amended and Restated Certificate of Incorporation filed on October 31, 2017	8-K	033-80623	3.1	November 1, 2017

3.6	Certificate of Amendment (Reverse Stock Split) to the Second Amended and	8-K	033-80623	3.1	May 23, 2018

	Restated Certificate of Incorporation filed on May 22, 2018

3.7	Certificate of Amendment (Increase in Authorized Shares) to the Second Amended and Restated Certificate of Incorporation filed on May 22, 2018	8-K	033-80623	3.2	May 23, 2018

3.8	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.9	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.10	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.2	Form of Warrant (LPC)	8-K	033-80623	4.1	September 14, 2017

4.3	Form of Common Stock Purchase Warrant (June 2018 Offering)	8-K	033-80623	4.1	June 20, 2018

4.4	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.5	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.6	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.7	Form of Common Stock Purchase	8-K	033-80623	4.1	December 20, 2019

	Warrant (December 2019 Offering)

4.8	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.9	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.10	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.11	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.12	Registration Rights Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

4.13	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

4.14	Form of Registration Rights Agreement (November 2022)	8-K	033-80623	10.2	November 18, 2022

10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010	10-Q	033-80623	10.2	November 3, 2011

	Restricted Stock Unit Agreement††

10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††	10-K	033-80623	10.8	March 16, 2023

10.9	Form of Indemnification Agreement for Officers and Directors of the Company†† (p)	S-1	33-96112	10.19	September 25, 1995

10.10	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.11	Employment Agreement between the Company and	10-Q	033-80623	10.27	November 5, 2009

	Cindy Jacobs dated as of November 3, 2009††

10.12	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.13	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.14	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.15	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.16	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.17	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.18	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.19	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.20	Amendment to University of Bristol License Agreement, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.21	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

10.22	Amendment to Office Lease, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.	10-K	033-80623	10.22	March 16, 2023

10.23	Amended and Restated Supply Agreement, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.24	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.25	Amended and Restated Employment Agreement, dated	10-Q	033-80623	10.3	November 12, 2020

	September 28, 2020, by and between Achieve Life Sciences, Inc. and John Bencich ††

10.26	Amended and Restated Employment Agreement, dated September 27, 2022, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††	10-K	003-80623	10.26	March 16, 2023

10.27	At the Market Sales Agreement, dated December 21, 2021, by and between Achieve Life Sciences, Inc. and Virtu Americas LLC	S-3	333-261811	1.2	December 21, 2021

10.28	Contingent Convertible Debt Agreement, dated December 22, 2021, among Achieve Life Sciences, Inc., Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.1	December 22, 2021

10.29	First Amendment to 2021 Contingent Convertible Debt Agreement dated December 22, 2021 by and among Achieve Life Sciences, Inc., Silicon Valley Bank, and SVB Innovation Credit Fund VIII, L.P.	8-K	033-80623	10.2	April 27, 2022

10.30	Loan and Security Agreement, dated April 26, 2022, among Achieve Life Sciences, Inc. and Silicon Valley Bank	8-K	033-80623	10.1	April 27, 2022

21.1	Subsidiaries of the Registrant	10-K	033-80623	21.1	March 16, 2023

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney	10-K	033-80623	24.1	March 16, 2023

31.1

Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	10-K	033-80623	32.1	March 16, 2023

101.INS	Inline XBRL Instance Document	10-K	033-80623	101.INS	March 16, 2023

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	033-80623	101.SCH	March 16, 2023

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	033-80623	101.CAL	March 16, 2023

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	033-80623	101.DEF	March 16, 2023

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	033-80623	101.LAB	March 16, 2023

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	033-80623	101.PRE	March 16, 2023

104	Cover Page Interactive Data File (embedded	10-K	033-80623	104	March 16, 2023

within the Inline XBRL document)

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: May 16, 2023	By:	/s/ JOHN BENCICH
John Bencich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JOHN BENCICH	Chief Executive Officer and Director (Principal Executive Officer and Financial Officer)	Date: May 16, 2023
John Bencich

By: /s/ JERRY WAN	Senior Director of Accounting Operations (Principal Accounting Officer)	Date: May 16, 2023
Jerry Wan

By: *	Executive Chairman and Director	Date: May 16, 2023
Richard Stewart

By: *	President, Chief Medical Officer and Director	Date: May 16, 2023
Cindy Jacobs

By:	Director	Date: May 16, 2023
Stuart Duty

By: *	Director	Date: May 16, 2023
Donald Joseph

By:	Director	Date: May 16, 2023
Thomas King

By: *	Director	Date: May 16, 2023
Martin Mattingly

By: *	Director	Date: May 16, 2023
Bridget Martell

By: *	Director	Date: May 16, 2023
Jay Moyes

By: *	Director	Date: May 16, 2023
Vaughn Himes

By:	Director	Date: May 16, 2023
Thomas Sellig

*By: /S/ JOHN BENCICH
John Bencich
Attorney-in-Fact