Form 10-Q
period 2023-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2023-08-14
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 2054916.7

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 14, 2023 there were 21,105,760 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
We plan to submit an NDA to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our recently completed Phase 3 ORCA-2 and ORCA-3 clinical trials; however, there can be no assurance that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies.
•
The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$25,071	$24,771
Grant receivable [note 3]	350	105
Prepaid expenses and other assets	958	2,454
Total current assets	26,379	27,330
Right-of-use assets [note 9]	95	66
Other assets and restricted cash [note 6]	99	123
License agreement [note 4 and note 5]	1,308	1,418
Goodwill [note 5]	1,034	1,034
Total assets	$28,915	$29,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361	$1,660
Accrued liabilities other	752	403
Accrued clinical liabilities	1,040	1,729
Accrued compensation	1,234	1,678
Current portion of long-term obligations [note 9]	60	58
Convertible debt [note 6 and note 7]	—	16,071
Total current liabilities	3,447	21,599
Convertible debt [note 6 and note 7]	15,731	—
Long-term obligations [note 9]	38	69
Total liabilities	19,216	21,668
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2023 and zero issued and outstanding at December 31, 2022	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2023 and zero issued and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 21,105,760 issued and outstanding at June 30, 2023 and 17,897,029 issued and outstanding at December 31, 2022	90	87
Additional paid-in capital	162,772	144,148
Accumulated deficit	(153,167)	(135,936)
Accumulated other comprehensive income	4	4
Total stockholders' equity	9,699	8,303
Total liabilities and stockholders' equity	$28,915	$29,971
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Research and development	4,585	7,207	10,119	11,595
General and administrative	3,129	2,866	6,173	5,704
Total operating expenses	7,714	10,073	16,292	17,299
OTHER INCOME (EXPENSE)
Interest income	193	4	355	8
Interest expense [note 7]	(712)	(404)	(1,285)	(761)
Other income (expense)	(6)	5	(9)	11
Total other (expense)	(525)	(395)	(939)	(742)
Net loss and comprehensive loss	$(8,239)	$(10,468)	(17,231)	(18,041)
Basic and diluted net loss per common share [note 8[d]]	$(0.43)	$(1.08)	$(0.93)	$(1.89)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	19,048,627	9,647,726	18,486,322	9,553,757
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net loss	$(17,231)	$(18,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	113	116
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	2,275	1,663
Shares issued as settlement with trade vendor	—	26
Accrued interest on SVB convertible debt [note 7]	606	560
Accretion of discount on modification of debt	107	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	(245)	(160)
Prepaid expenses and other assets	1,517	(99)
Accounts payable	(1,299)	(185)
Accrued liabilities other	369	145
Accrued clinical liabilities	(689)	1,694
Accrued compensation	(444)	(837)
Lease obligation [note 9]	(58)	(1)
Net cash used in operating activities	(14,979)	(15,119)
Financing Activities:
Proceeds from exercise of warrants	227	24
Proceeds from ATM, net of issuance costs	—	1,499
Financing costs relating to November 2022 private placement	(30)	—
Taxes paid related to net share settlement of equity awards	(220)	(47)
Proceeds from May 2023 private placement, net of issuance costs	15,301	—
Net cash provided by financing activities	15,278	1,476
Effect of exchange rate changes on cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	300	(13,644)
Cash, cash equivalents and restricted cash at beginning of the period	24,821	43,072
Cash, cash equivalents and restricted cash at end of the period	$25,121	$29,428

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443
Stock-based compensation expense	—	—	—	—	1,190	—	—	1,190
Shares issued on exercise of warrants	65,000	—	—	—	150	—	—	150
Shares issued - May 2023 private placement	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(8,239)	(8,239)
Balance, June 30, 2023	21,105,760	$90	—	$—	$162,772	$4	$(153,167)	$9,699

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584				26			26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433
Stock-based compensation expense	—	—	—	—	840	—	—	840
Shares issued from purchase agreement with Virtu	187,258	—	—	—	1,408	—	—	1,408
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	(10,468)	(10,468)
Balance, June 30, 2022	9,681,855	$79	—	$—	$124,710	$4	$(111,627)	$13,166

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $153.2 million through June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $25.1 million and a positive working capital balance of $22.9 million. For the six months ended June 30, 2023, we incurred a net loss of $17.2 million and net cash used in operating activities was $15.0 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We have historically financed our operations through equity offerings and/or debt financings. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

As disclosed in Note 7 – Convertible Debt, we are required to keep substantially all of our cash and cash equivalents with a single financial institution, SVB, as required by the covenants of our Debt Agreement. There can be no assurance that SVB, First Citizens or any successor lender(s) will be willing to work with us on any modifications to the Debt Agreement (as defined below).

These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

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

In November 2021, we announced that the FDA had completed their review and accepted the IND to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA, which we have used to conduct the ORCA-V1 Phase 2 clinical trial.

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in approximately 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. As of June 30, 2023, we had $0.4 million in a grant receivable related to the NIDA/NIH grant. From inception of the grant award to June 30, 2023, we have received approximately $2.0 million in reimbursements from NIDA/NIH. For the six months ended June 30, 2023, we incurred $0.7 million in qualifying research and development, or R&D, expenditures under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense.

The grant award is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

The components of intangible assets were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,809)	$1,308	$3,117	$(1,699)	$1,418

For three and six months ended June 30, 2023, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2022, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023:

Year Ending December 31,
2023	112
2024	223
2025	223
Thereafter	750
Total	$1,308

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of June 30, 2023.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	23,266	—	—	23,266
Restricted cash	50	—	—	50
Total assets	$23,316	$—	$—	$23,316

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2023	Cost	Gains	Losses	Fair Value
Money market securities	$23,266	$—	$—	$23,266
Total cash equivalents	$23,266	$—	$—	$23,266
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of June 30, 2023, approximately $1.4 million of our cash and $23.2 million or our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 7 – Convertible Debt). Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the six months ended June 30, 2023 and 2022.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	June 30, 2023			December 31, 2022
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$15,731	$15,686	$15,000	$16,071	$16,987

7. CONVERTIBLE DEBT

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

On May 15, 2023, we entered into a contingent convertible debt agreement, or Debt Agreement, with the Lenders, pursuant to which the Lenders provided term loans having an aggregate original principal amount of $16.6 million, or the Convertible Term Loan. The Convertible Debt under the Original Debt Agreement was refinanced as the Convertible Term Loan pursuant to the Debt Agreement. Our obligations under the Loan Agreement, Original Debt Agreement and Convertible Debt were satisfied in full and the Loan

Agreement, Original Debt Agreement and Convertible Debt were terminated in connection with the entrance into the Debt Agreement and Convertible Term Loan.

The Convertible Term Loan matures on December 22, 2024; provided that (a) in the event we fail to receive written notice, or a Filing Communication, that the FDA has accepted for filing our New Drug Application, or NDA, with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or (b) in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, the dates listed in (a) and (b) above shall be extended by one calendar month. Interest is calculated on the outstanding principal amount of the Convertible Term Loan at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears, and (b) 7.0% per annum, compounded monthly, which shall be payable on the earlier to occur of the maturity date and the date that the Convertible Term Loan is converted into our common stock.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Term Loan principal and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, or the conversion price, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Term Loan principal and accrued and unpaid interest will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for thirty consecutive trading days prior to such date.

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium determined based on the date of such repayment equal to:

•
if such repayment is made on or before June 22, 2023, 125% of the outstanding principal balance (including compounded interest), plus accrued and unpaid interest; and
•
if such repayment is made after June 22, 2023, 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied.

Notwithstanding the foregoing, if we (x) elect to repay the Lenders and (y) in the twelve month period following such repayment, (i) enter into an agreement or similar commitment, binding or nonbinding, with any third party respecting an acquisition, and such acquisition is subsequently consummated, if the aggregate gross proceeds that would have been payable to the Lenders or, pursuant to an assignment, any designee thereof, or collectively, the Conversion Rights Holders, in connection with such acquisition had we not repaid the Convertible Term Loan and the Conversion Right Holders had exercised, in connection with such acquisition, the right to convert the Convertible Term Loan into shares of our common stock, then (z) we shall pay to the Lenders as an additional call price, the difference between such proceeds as would have been payable to the Conversion Right Holders in connection with such acquisition and the payment actually paid to the Lenders.

The Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lenders may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the Debt Agreement. Our obligations under the Debt Agreement are secured by substantially all of our assets, other than intellectual property.

Under ASU 2020-06 for the Original Debt Agreement , the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs related to Convertible Debt under the Original Debt Agreement have been recognized against the single unit of debt and will be amortized into interest expense over the term of the Convertible Term Loan.

The debt refinancing in May 2023 was recognized as a debt modification under ASU 470-50 and the associated third-party issuance costs were expensed.

As of June 30, 2023 and December 31, 2022, the Convertible Term Loan balance, including the Convertible Debt balance, was comprised of the following:

	June 30,	December 31,
	2023	2022
Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction Costs	(17)	(67)
Accrued paid-in-kind interest	1,715	1,138
Discount on modification of debt	(1,074)	—
Accretion of discount on modification of debt	107	—
	15,731	16,071

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

Since entry into the ATM, from December 21, 2021 through June 30, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of June 30, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three and six months ended June 30, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

May 2023 Registered Direct Offering

In May 2023, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 3,000,000 shares of common stock at a price of $5.50 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3 (File No. 333-261811), including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated May 25, 2023.

The registered direct offering raised total gross proceeds of approximately $16.5 million, and after deducting approximately $1.2 million in placement agent fees and offering expenses, we received net proceeds of approximately $15.3 million.

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2023, we did not issue any shares of common stock to satisfy stock option exercises, and issued 139,750 shares of our common stock to satisfy restricted stock unit settlements. During the three and six months ended June 30, 2022 we did not issue any shares of common stock to satisfy stock option exercises and we issued 26,625 shares of our common stock to satisfy restricted stock unit settlements.

[c] Stock options

2018 Equity Incentive Plan

As of June 30, 2023, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,722,253 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,180,905 were reserved for options currently outstanding, 507,875 for restricted stock units currently outstanding, and 33,473 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. For the three and six months ended June 30, 2023, we granted zero and 40,000 inducement stock options to new employees, respectively. As of June 30, 2023, 135,000 stock options granted as new employee inducement grants were outstanding.

2023 Non-Employee Director Equity Incentive Plan

As of June 30, 2023, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 132,750 shares were reserved for options currently outstanding and 167,250 shares were available for future equity grants.

Under the 2023 Non-Employee Director Plan, we may grant options to purchase shares of our common stock or restricted stock units to our non-employee directors. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over one to three years. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2023 Non-Employee Director Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2017 Equity Incentive Plan

As of June 30, 2023, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

Under the 2017 Plan, we granted options to purchase shares of common stock or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our Board but was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiry date for each option was set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2017 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2010 Performance Incentive Plan

As of June 30, 2023, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 171 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2022	822,515	$18.57
Granted	639,500	5.23
Expired	(33)	26,045.33
Balance, June 30, 2023	1,461,982	$12.15

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rates	3.60%	1.65%
Expected dividend yield	0%	0%
Expected life	5.75	5.80
Expected volatility	115.19%	122.80%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the Arrangement. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for grants with an expected life of five years or more. For grants with an expected life of less than five years, the expected volatility was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$403	$289	$786	$564
General and administrative	$786	551	1,489	1,099
Total stock-based compensation	$1,189	$840	$2,275	$1,663

As of June 30, 2023, the total unrecognized compensation expense related to stock options granted was $4.8 million, which is expected to be recognized as expense over a period of approximately 2.09 years from June 30, 2023.

[d] Loss Per Share

For the six months ended June 30, 2023, a total of 7,090,100 shares, consisting of warrants to purchase 5,120,243 shares, options exercisable for 1,461,982 shares and 507,875 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2022, a total of 2,315,337 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of June 30, 2023, the outstanding Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2023, we recorded a compensation expense of $0.5 million and $1.0 million, respectively, related to these awards, compared to $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2022.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2023:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2022	252,875	$8.77
Granted	394,750	4.90
Released	(139,750)	9.18
Balance, June 30, 2023	507,875	$5.65

As of June 30, 2023, we had approximately $2.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.57 years.

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

[g] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 344,613 shares. All shares purchased under the ESPP are new share issuances. During the three and six months ended June 30, 2023 and 2022, no shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at June 30, 2023:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in October 2018 financing	31,215	$62.890	October 2023
(2) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(3) Warrants issued in December 2019 financing	510,924	$2.310	December 2024
(4) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(5) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(6) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(7) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(8) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(9) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029

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

For the six months ended June 30, 2023, unexercised warrants to purchase 114,100 shares, issued in June 2018, expired pursuant to their terms. For the six months ended June 30, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $0.2 million. For the six months ended June 30, 2022, warrants to purchase

3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. As of June 30, 2023, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$108	$34	$74	$—	$—
Total	$108	$34	$74	$—	$—

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

Vancouver lease arrangement

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for office space in Vancouver, British Columbia, which commenced on February 1, 2019 and had a four-year term. Pursuant to the terms of the lease agreement, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2023. The annual rent is approximately $0.1 million.

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2023	34
2024	68
2025	6
Total	$108

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and six months ended June 30, 2023 was $28,000 and $57,000, respectively, and for the three and six months ended June 30, 2022 was $33,000 and $66,000, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$13	$16	$28	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.58 years	0.58 years	1.58 years	0.58 years
Weighted Average Discount Rate
Operating leases	8.98%	9.97%	8.98%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our focus is to address the global smoking health and nicotine addiction epidemic through the development and commercialization of cytisinicline. There are an estimated 28 million adults in the United States alone who smoke combustible cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than 8.0 million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $17.2 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $153.2 million, cash and cash equivalents balance of $25.1 million and a positive working capital balance of $22.9 million. For the six months ended June 30, 2023, net cash used in operating activities was $15.0 million.

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

Our accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

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

•
Arm A: 12 weeks of placebo
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•
Arm C: 12 weeks of cytisinicline

The ORCA-2 study had two independent primary endpoints that evaluated for successful smoking cessation for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous smoking cessation measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with odds ratios, or ORs, of 8.0 and 6.3, respectively.

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

The secondary endpoints measured continuous smoking abstinence after treatment out to 24 weeks. Both the 6- and 12-week secondary endpoints for continuous abstinence demonstrated significantly better quit rates for cytisinicline treated subjects than placebo. The continuous abstinence rate from week 9 to 24 was 21.1% for the 12-week cytisinicline arm compared to 4.8% for placebo, with an OR of 5.3 (p<0.0001). The continuous abstinence rate from week 3 to 24 was 8.9% for the 6-week cytisinicline arm compared to 2.6% for placebo, with an OR of 3.7 (p=0.0016).

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

Additional analyses from the ORCA-2 trial were presented at the Society for Research on Nicotine and Tobacco, or SRNT, annual meeting in March 2023 and final study results were published in the Journal of the American Medical Association, or JAMA, in July 2023.

Completed Phase 3 ORCA-3 Trial

In May 2023, we announced positive topline results for our Phase 3 ORCA-3 clinical trial. ORCA-3 was initiated in January 2022 and was a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and has the same design as the Phase 3 ORCA-2 trial. This Phase 3 trial evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 792 adult smokers at 20 clinical sites. ORCA-3 participants were randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects received standard behavioral support and were assigned to one of the following groups:

•
Arm A: 12 weeks of placebo
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•
Arm C: 12 weeks of cytisinicline

The primary outcome measure of success in the ORCA-3 trial was biochemically verified continuous smoking cessation during the last four weeks of treatment in the 6 and 12-week cytisinicline treatment arms compared with placebo. Each treatment arm was compared independently to the placebo arm. Secondary outcome measures were conducted to assess continued smoking abstinence rates through six months from the start of study treatment.

Primary endpoint:

•
Subjects who received 12 weeks of cytisinicline treatment had 4.4 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p<0.0001). The smoking cessation rate during weeks 9 through 12 was 30.3% for cytisinicline compared to 9.4% for placebo.
•
Subjects who received 6 weeks of cytisinicline treatment had 2.85 times higher odds, or likelihood, to have quit smoking during the last 4 weeks of treatment compared to subjects who received placebo (p=0.0008). The smoking cessation rate during weeks 3 through 6 was 14.8% for cytisinicline compared to 6% for placebo.

Secondary endpoint:

•
The continuous smoking cessation rate from week 9 to week 24 was 20.5% for the 12-week cytisinicline arm compared to 4.2% for placebo, with an odds ratio of 5.79 (p<0.0001).
•
The continuous smoking cessation rate from week 3 to week 24 was 6.8% for the 6-week cytisinicline arm compared to 1.1% for placebo, with an odds ratio of 6.25 (p=0.0006).

The third secondary endpoint compared the two cytisinicline treatment arms for an increased risk in relapse from week 6 to week 24 when subjects were switched to placebo during week 6 to week 12 (Arm B) instead of receiving cytisinicline for another 6 weeks during week 6 to week 12 (Arm C). The analysis showed that there was no increased risk of smoking relapse in subjects who had successfully quit smoking by week 3 through week 6 and switched to placebo.

ORCA-3 subjects had an average age of 53 years, smoked a median of 20 cigarettes per day at baseline, and had a median smoking history of 36 years with 4 prior quit attempts.

Similar to ORCA-2 findings, cytisinicline was well-tolerated with no treatment-related serious adverse events reported. The most commonly reported (>5% overall) adverse events for placebo, 6-week cytisinicline, and 12-week cytisinicline were:

	Placebo	6-Weeks Cytisinicline	12-Weeks Cytisinicline
Insomnia	7.6%	11.0%	11.9%
Abnormal Dreams	5.7%	9.1%	7.7%
Nausea	7.3%	9.5%	6.9%
Headaches	6.1%	7.6%	8.5%

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

Other Clinical Trials

We are currently conducting three clinical studies required for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment; another PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing; and a cardiac safety study to evaluate for any effects of cytisinicline on QT interval prolongation. Plans for these studies, were first discussed with the FDA as part of an end of Phase 2 meeting in 2018, followed by more detailed review and agreement with the FDA during 2022 and 2023. Results from these three studies are anticipated to be available by the end of 2023.

Company-Sponsored Clinical Trials for an E-cigarette (nicotine vaping) Cessation Indication

Completed Phase 2 ORCA-V1 Clinical Trial

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, disbursed on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an Investigational New Drug Application, or IND, to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND to investigate cytisinicline as a cessation treatment in this population.

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

Other Investigator-Sponsored Clinical Trials

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

Non-clinical Studies

Non-clinical toxicology studies were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the NIH and by the National Cancer Institute, or NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment. We filed this IND for cytisinicline with the FDA in 2017, which included the NCCIH sponsored non-clinical studies. Additional NCCIH and NCI sponsored non-clinical toxicology studies were later submitted in support for initiating our Phase 3 program.

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

Results of Operations

For the three and six months ended June 30, 2023 and 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Clinical development programs:
Cytisinicline	$4,585	$7,207	$10,119	$11,595
Total research and development expenses	$4,585	$7,207	$10,119	$11,595

R&D expenses for the three and six months ended June 30, 2023 decreased to $4.6 million and $10.1 million, respectively, from $7.2 million and $11.6 million for the three and six months ended June 30, 2022, respectively. The decrease in the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to timing of completion of our Phase 3 ORCA-3 trial which was initiated in January 2022 and ramped up throughout 2022. This was partially offset by higher costs in our Phase 2 ORCA-V1 trial which was initiated in June 2022.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total general and administrative expenses	$3,129	$2,866	$6,173	$5,704

General and administrative expenses for the three and six months ended June 30, 2023 increased to $3.1 million and $6.2 million, respectively, from $2.9 million and $5.7 million for the three and six months ended June 30, 2022, respectively. The increase was primarily due to higher employee expenses associated with stock-based compensation and higher legal expenses as a result of general corporate activities. The increased expenses were partially offset by a decrease in costs associated with clinical trial media and awareness as both the ORCA-3 trial and ORCA-V1 trial were fully enrolled in the third and fourth quarter of 2022, respectively, and lower patent filing expenses as a result of a decrease in patent associated activities in the first half of 2023.

Total Other Expenses

Total other expenses for the three and six months ended June 30, 2023 were $0.5 million and $0.9 million, respectively. Total other expenses for the three and six months ended June 30, 2022 were $0.4 million and $0.7 million, respectively. The increase in 2023 as compared to 2022 was due mainly to higher interest expense on our convertible debt, this was partially offset by higher interest income in 2023 as a result of higher interest rates.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $153.2 million through June 30, 2023 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2023, we had a cash and cash equivalents balance of $25.1 million and a positive working capital balance of $22.9 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2024.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We have historically financed our operations through equity offerings and/or debt financings. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

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

On May 15, 2023, we entered into a contingent convertible debt agreement, or Debt Agreement, with SVB and the Lenders, pursuant to which the Lenders provided term loans having an aggregate original principal amount of $16.6 million, or the Convertible Term Loan. The Convertible Debt under the Original Debt Agreement was refinanced as the Convertible Term Loan pursuant to the Debt Agreement. Our obligations under the Loan Agreement, Original Debt Agreement and Convertible Debt were satisfied in full and the Loan Agreement, Original Debt Agreement and Convertible Debt were terminated in connection with the entrance into the Debt Agreement and Convertible Term Loan.

The Convertible Term Loan matures on December 22, 2024; provided that (a) in the event we fail to receive written notice, or a Filing Communication, that the FDA has accepted for filing our New Drug Application, or NDA, with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or (b) in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, the dates listed in (a) and (b) above shall be extended by one calendar month. Interest is calculated on the outstanding principal amount of the Convertible Term Loan at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears, and (b) 7.0% per annum, compounded monthly, which shall be payable on the earlier to occur of the maturity date and the date that the Convertible Term Loan is converted into our common stock.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Term Loan principal and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding [AT1] Convertible Term Loan principal and accrued and unpaid interest will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for thirty consecutive trading days prior to such date.

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium determined based on the date of such repayment equal to:

•
if such repayment is made on or before June 22, 2023, 125% of the outstanding principal balance (including compounded interest), plus accrued and unpaid interest; and
•
if such repayment is made after June 22, 2023, 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied.

Notwithstanding the foregoing, if we (x) elect to repay the Lenders and (y) in the twelve month period following such repayment, (i) enter into an agreement or similar commitment, binding or nonbinding, with any third party respecting an acquisition, and (ii) such acquisition is subsequently consummated, if the aggregate gross proceeds that would have been payable to the Lenders or, pursuant to an assignment, any designee thereof, or collectively, the Conversion Rights Holders, in connection with such acquisition had we not repaid the Convertible Term Loan and the Conversion Right Holders had exercised, in connection with such acquisition, the right to convert the Convertible Term Loan into shares of our common stock, then (z) we shall pay to the Lenders as an additional call price, the difference between such proceeds as would have been payable to the Conversion Right Holders in connection with such acquisition and the payment actually paid to the Lenders.

The Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lenders may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the Debt Agreement. Our obligations under the Debt Agreement are secured by substantially all of our assets, other than intellectual property.

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million.

Since entry into the ATM, from December 21, 2021 through June 30, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of June 30, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three and six months ended June 30, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

May 2023 Registered Direct Offering

In May 2023, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 3,000,000 shares of common stock at a price of $5.50 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3 (File No. 333-261811), including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated May 25, 2023.

The registered direct offering raised total gross proceeds of approximately $16.5 million, and after deducting approximately $1.2 million in placement agent fees and offering expenses, we received net proceeds of approximately $15.3 million.

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $15.0 million compared to $15.1 million for the six months ended June 30, 2022. The decrease in cash used in operations in the 2023 period as compared to the 2022 period was primarily attributable to lower R&D expense in 2023 as a result of timing of the completion of our Phase 3 ORCA-3 trial, which was initiated in

January 2022 and ramped up throughout 2022. This was partially offset by higher costs in our Phase 2 ORCA-V1 trial which was initiated in June 2022.

Cash Provided in Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $15.3 million compared to $1.5 million for the six months ended June 30, 2022. Net cash provided by financing activities in the six months ended June 30, 2023 relates to proceeds received from the May 2023 registered direct offering and from warrant exercises. Net cash provided by financing activities in the six months ended June 30, 2022, relates to proceeds received from ATM sales and warrant exercises.

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

During the quarter ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Further, the uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Under the terms of our Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. As of March 13, 2023, we were afforded full access to our cash and cash equivalents with SVB. Further, on March 26, 2023, it was announced that First-Citizens Bank & Trust Company, or First Citizens, would assume all of SVB’s deposits and loans as of March 27, 2023. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

As of June 30, 2023, the principal amounts due under our debt instruments (including the Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $16.6 million.

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

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have, and may continue, to make our debt service costs increase. The Convertible Term Loan matures on December 22, 2024, but the Debt Agreement contains maturity acceleration clauses. In the event we fail to receive a Filing Communication that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, each of the maturity dates listed above shall be extended by one calendar month. Additionally, we currently do not generate any cash flow from operations, and if we are unable to pay our debt service costs or repay it when it becomes due, we would be in default under the Debt Agreement. We may be required to raise additional working capital through future financings or sales of assets to enable us to repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. If we are at any time unable to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us, if at all. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to make payment on our secured debt instruments when due, the lender under such instrument may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

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

If we default under the Debt Agreement, the Lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could declare a default under the Debt Agreement upon the occurrence of any event that the Lenders interpret as a material adverse change as defined under the Debt Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Under the terms of the Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023 and, as of March 13, 2023, we were afforded full access to our cash and cash equivalents with SVB. As of May 27, 2023, First Citizens has assumed all of SVB’s deposits and loans. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

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

We plan to submit an NDA to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our recently completed Phase 3 ORCA-2 and ORCA-3 clinical trials; however, there can be no assurance that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies.

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain, reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied in three independent investigator-sponsored studies and in two company-sponsored randomized, multicenter, double-blind, placebo controlled Phase 3 clinical studies that randomized 1,602 adult smokers in 37 study sites across the United States. In April 2022 and May 2023, we announced positive topline results for the ORCA-2 and ORCAC-3 Phase 3 studies, respectively.

Drug product candidates must demonstrate substantial evidence of effectiveness, as well as safety, to be approved in the United States. The FDA has interpreted that statutory standard as generally requiring at least two adequate and well-controlled clinical trials, each convincing on its own, to establish effectiveness. Under certain circumstances the FDA will determine that data from one adequate and well-controlled clinical trial together with confirmatory evidence obtained prior to or after such clinical trial are sufficient to constitute substantial evidence of effectiveness. Based on discussions with the FDA regarding the cytisinicline development program and, specifically, both the ORCA-2 and ORCA-3 study designs, we believe that data from both our Phase 3 studies, together with other existing safety and efficacy data on cytisinicline, will be sufficient to demonstrate substantial evidence of effectiveness, as well as safety, of cytisinicline; provided that, after a comprehensive review of data from the ORCA-2 and ORCA-3 studies, complete results are at least as positive as the topline results. However, regardless of our analyses of and conclusions about the ORCA-2 and ORCA-3 studies data, the FDA may determine that:

•
the data are not sufficiently robust or convincing and may require additional clinical and/or nonclinical studies prior to approval of cytisinicline for smoking cessation and nicotine addiction;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the product candidate's risk-benefit ratios for the proposed indication is not acceptable;
•
the data collected from clinical trials of our product candidate may not be sufficient to their satisfaction to support the submission of an application for marketing authorization; and
•
third-parties' manufacturing processes or facilities with which we contract for clinical and commercial supplies do not meet the standards for approval.

Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of the Laburnum anagyroides trees and other plants, which grow in the mountains of Southern Europe and other limited locations around the world. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that Laburnum anagyroides trees and other plants will continue to grow in sufficient quantities to meet commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline. For example, Laburnum anagyroides trees take approximately four to six years to reach maturity for harvesting and have a productive life expectancy of 20 to 25 years. There is no guarantee that Sopharma will plant sufficient trees or secure sufficient quantities of cytisinicline drug product to manage supply for our markets or to meet our forecasts. Additionally, economic or political instability or disruptions, such as the conflict in Ukraine, could negatively affect our supply chain or increase our costs. If these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

Undesirable side effects caused by cytisinicline could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or even if approved, result in a restrictive label, a shelf life that is not commercially viable or delay regulatory approval by the FDA or comparable foreign authorities.

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

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Laburnum anagyroides trees and other plants depends on the availability of natural resources, including sufficient rainfall. Our exclusive supplier of cytisinicline, Sopharma, could be adversely affected if it experiences a shortage of fresh water due to droughts or if it experiences other adverse weather conditions. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages from Sopharma, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the manufacturing and other operations of Sopharma are located near earthquake fault lines in Sofia, Bulgaria. In the event of a major earthquake, we could experience business interruptions from the disruption of our cytisinicline supplies, which could have a material adverse effect on our business, financial condition and results of operations.

We conduct clinical trials internationally, which may trigger additional risks.

Conducting clinical trials in Europe or other countries outside of the United States has additional regulatory requirements that we have to meet in connection with our manufacturing, distribution, use of data and other matters. Failure to meet such regulatory requirements could delay our clinical trials, the approval, if any, of cytisinicline by the FDA or other regulatory authorities, or the commercialization of cytisinicline, or result in higher costs or deprive us of potential product revenues. For example, we are currently conducting clinical trials in Spain and Portugal and will be subject to the local regulatory requirements of such jurisdictions.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in U.S. Affordable Care Act, or ACA, marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, ACA and other federal laws and rules require most health insurance plans in the U.S. to cover some level of tobacco cessation treatments, including smoking cessation counseling and medications. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

In July 2021, we announced that we were awarded a grant from NIDA to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 clinical study evaluating cytisinicline in 160 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million is expected to cover approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs, which may result in delay of initiation of or cancellation of the study.

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

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to expand the use of other third parties for our manufacturing process, including to manufacture cytisinicline on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to expand the use of other third parties for our manufacturing process, including to manufacture cytisinicline on a commercial scale, tableting, blistering and packaging, if approved. We may encounter technical difficulties or delays in the transfer of cytisinicline manufacturing on a commercial scale to other third-party manufacturers, or identify third-party manufacturers other than Sopharma, or may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

Sopharma and potential other third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. While Sopaharma has been subject to oversite by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA. Failure by Sopharma or any of our potential third-party manufacturers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

Our reliance on Sopharma and potential other third-party manufacturers exposes us to the following additional risks:

•
Sopharma and potential other third-party manufacturers might be unable to timely manufacture cytisinicline or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
we may be unable to identify and retain manufacturers other than Sopharma on acceptable terms or at all;

•
Sopharma and potential other third-party manufacturers may not be able to execute our manufacturing procedures appropriately;
•
Sopharma and potential other third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•
Sopharma and potential other third-party manufacturers are or will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over Sopharma’s compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by Sopharma and potential other third-party manufacturers in the manufacturing process for cytisinicline;
•
we do not own all the intellectual property rights to cytisinicline, and Sopharma and potential other third-party manufacturers could license such rights to third parties or begin supplying other third parties with cytisinicline; and
•
Sopharma and potential other third-party manufacturers could breach or terminate their agreement with us.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of cytisinicline will depend in part on the healthcare providers, patients, and third-party payors accepting cytisinicline as medically useful, cost-effective, and safe. Cytisinicline may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of cytisinicline will depend on a number of factors, including but not limited to:

•
the safety and efficacy of cytisinicline as demonstrated in clinical trials and potential advantages over competing treatments, if any;
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

Even if we obtain regulatory approval in the United States or elsewhere to market any of our products, the commercial success of our products and our financial prospects will depend in part on the extent to which the costs of our products will be covered by third-party payors for prescription medications.

Third-party payors, such as government health care programs, private health insurers, managed health care providers and other organizations, are increasingly challenging medical product prices and examining the medical necessity and cost-effectiveness of medical products, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, even if they do, the level of payment may not be sufficient to allow us, or a commercial partner, to sell our products on a profitable basis. If third-party payors do not provide adequate coverage and reimbursement, health care providers may not prescribe our products or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.

Significant uncertainty exists as to the reimbursement status for newly approved prescription products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for prescription products among third-party payors in the United States; therefore, coverage and reimbursement for our products could differ significantly from payor to payor. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

To secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product to third-party payors, which costs would be in addition to those required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.

Accordingly, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payor will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use.

Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

The Biden Administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful. It is uncertain whether and how future legislation or regulatory changes, to the ACA and otherwise, could affect prospects for our product candidates or what actions third-party payors may take in response to any such health care reform proposals or legislation. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates. Currently, the ACA and other federal laws and rules require most health insurance plans in the United States to cover some level of tobacco cessation treatments, including smoking cessation counseling and medications. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

Failure by us or a commercial partner to obtain timely or adequate coverage and pricing for our products, if approved, or obtaining such coverage and pricing at unfavorable levels, could materially adversely affect our business, financial conditions, results of operations and prospects.

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

A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well, and result in significant dilution to our stockholders.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our stockholders. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the three and six months ended June 30, 2023, we sold no shares of our common stock pursuant to the ATM. As of June 30, 2023, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in May 2023, we entered into a $16.6 million contingent convertible debt agreement, or Debt Agreement, with SVB and the Lenders. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Term Loan or Debt Agreement. Any amounts due under the Convertible Term Loan, including interest payments, will remain payable to any successor lender(s).

As of June 30, 2023, there were 1,461,982 shares of our common stock subject to outstanding options and 507,875 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of June 30, 2023, there were approximately 5,120,243 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.68 per share. To the extent these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

The sale of additional shares of our common stock pursuant to the ATM, the conversion of the Convertible Term Loan into shares of our common stock, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, or the settlement of our restricted stock units would have a dilutive impact on our existing stockholders and could cause the market price of our common stock to decline significantly. Sales of our common stock under the ATM, the conversion of the Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the ATM, the conversion of the Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; capital appreciation, if any, will be your sole source of gain as a holder of our shares.

We have never declared or paid cash dividends on any shares of our capital stock. We currently plan to retain all of our future earnings, if any, and all cash received from the sale of securities, the sale of assets or a strategic transaction to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders for the foreseeable future.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation, filed June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 9, 2023).

10.1

Contingent Convertible Debt Agreement, dated May 15, 2023, among Achieve Life Sciences, Inc., Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, SVB Innovation Credit Fund VIII, L.P. and SVB Innovation Credit Fund VIII-A, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 17, 2023).

10.2

Registration Rights Agreement, dated May 15, 2023, among Achieve Life Sciences, Inc., Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, SVB Innovation Credit Fund VIII, L.P. and SVB Innovation Credit Fund VIII-A, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 17, 2023).

10.3

Securities Purchase Agreement, dated as of May 25, 2023, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 25, 2023).

10.4	2023 Non-Employee Director Equity Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Form DEF 14A filed on April 28, 2023).

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 14, 2023	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)