Form 10-Q
period 2023-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2023-11-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 9, 2023 there were 21,165,760 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$19,919	$24,771
Grant receivable [note 3]	83	105
Prepaid expenses and other assets	1,895	2,454
Total current assets	21,897	27,330
Right-of-use assets [note 9]	80	66
Other assets and restricted cash [note 6]	74	123
License agreement [note 4 and note 5]	1,252	1,418
Goodwill [note 5]	1,034	1,034
Total assets	$24,337	$29,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638	$1,660
Accrued liabilities other	693	403
Accrued clinical liabilities	990	1,729
Accrued compensation	1,700	1,678
Current portion of long-term obligations [note 9]	61	58
Convertible debt [note 6 and note 7]	—	16,071
Total current liabilities	4,082	21,599
Convertible debt [note 6 and note 7]	16,195	—
Long-term obligations [note 9]	22	69
Total liabilities	20,299	21,668
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2023 and zero issued and outstanding at December 31, 2022	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2023 and zero issued and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 21,165,760 issued and outstanding at September 30, 2023 and 17,897,029 issued and outstanding at December 31, 2022	90	87
Additional paid-in capital	164,219	144,148
Accumulated deficit	(160,275)	(135,936)
Accumulated other comprehensive income	4	4
Total stockholders' equity	4,038	8,303
Total liabilities and stockholders' equity	$24,337	$29,971
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Research and development	3,581	9,869	13,700	21,464
General and administrative	2,991	2,770	9,164	8,474
Total operating expenses	6,572	12,639	22,864	29,938
OTHER INCOME (EXPENSE)
Interest income	262	73	617	81
Interest expense [note 7]	(781)	(481)	(2,066)	(1,242)
Other expense	(17)	(30)	(26)	(19)
Total other expense	(536)	(438)	(1,475)	(1,180)
Net loss and comprehensive loss	$(7,108)	$(13,077)	(24,339)	(31,118)
Basic and diluted net loss per common share [note 8[d]]	$(0.34)	$(1.35)	$(1.26)	$(3.24)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	21,127,281	9,693,788	19,376,316	9,600,947
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net loss	$(24,339)	$(31,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	171	171
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	3,449	2,492
Shares issued as settlement with trade vendor	273	26
Accrued interest on SVB convertible debt [note 7]	910	863
Accretion of discount on modification of debt	268	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	22	8
Prepaid expenses and other assets	618	(1,256)
Accounts payable	(1,022)	(429)
Accrued liabilities other	310	171
Accrued clinical liabilities	(739)	3,200
Accrued compensation	22	(550)
Lease obligation [note 9]	(58)	(4)
Net cash used in operating activities	(20,115)	(26,426)
Financing Activities:
Proceeds from exercise of warrants	227	24
Proceeds from ATM, net of issuance costs	—	1,499
Financing costs relating to November 2022 private placement	(30)	—
Proceeds from employee stock purchase plan [note 8[g]]	—	126
Taxes paid related to net share settlement of equity awards	(220)	(47)
Proceeds from May 2023 private placement, net of issuance costs	15,301	—
Net cash provided by financing activities	15,278	1,602
Investing Activities:
Purchase of property and equipment	(15)	—
Net cash used in investing activities	(15)	—
Effect of exchange rate changes on cash	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(4,852)	(24,825)
Cash, cash equivalents and restricted cash at beginning of the period	24,821	43,072
Cash, cash equivalents and restricted cash at end of the period	$19,969	$18,247

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443
Stock-based compensation expense	—	—	—	—	1,190	—	—	1,190
Shares issued on exercise of warrants	65,000	—	—	—	150	—	—	150
Shares issued - May 2023 private placement	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(8,239)	(8,239)
Balance, June 30, 2023	21,105,760	$90	—	$—	$162,772	$4	$(153,167)	$9,699
Stock-based compensation expense	—	—	—	—	1,174	—	—	1,174
Shares issued as settlement with trade vendor	60,000	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(7,108)	(7,108)
Balance, September 30, 2023	21,165,760	$90	—	$—	$164,219	$4	$(160,275)	$4,038

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	$79	—	$—	$121,545	$4	$(93,586)	$28,042
Stock-based compensation expense	—	—	—	—	823	—	—	823
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	12,742	—	—	—	91	—	—	91
Shares issued as settlement with trade vendor	3,584				26			26
Net loss	—	—	—	—	—	—	(7,573)	(7,573)
Balance, March 31, 2022	9,473,577	$79	—	$—	$122,509	$4	$(101,159)	$21,433
Stock-based compensation expense	—	—	—	—	840	—	—	840
Shares issued from purchase agreement with Virtu	187,258	—	—	—	1,408	—	—	1,408
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	(10,468)	(10,468)
Balance, June 30, 2022	9,681,855	$79	—	$—	$124,710	$4	$(111,627)	$13,166
Stock-based compensation expense	—	—	—	—	829	—	—	829
Shares issued under employee share purchase plan	28,892	—	—	—	126	—	—	126
Net loss	—	—	—	—	—	—	(13,077)	(13,077)
Balance, September 30, 2022	9,710,747	$79	—	$—	$125,665	$4	$(124,704)	$1,044

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $160.3 million through September 30, 2023. As of September 30, 2023, we had cash and cash equivalents of $19.9 million and a positive working capital balance of $17.8 million. For the nine months ended September 30, 2023, we incurred a net loss of $24.3 million and net cash used in operating activities was $20.1 million.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we advance our product candidate in clinical development and support future commercialization.

As disclosed in Note 7 – Convertible Debt, we are required to keep substantially all of our cash and cash equivalents with a single financial institution, Silicon Valley Bank, which we refer to as SVB, as required by the covenants of our Debt Agreement. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company, or First Citizens, would assume all of SVB’s deposits and loans as of March 27, 2023 and since that date we continue to have full access to our cash and cash equivalents. Further, the maturity date of our Convertible Term Loan could accelerate in certain circumstances related to the timing of our submission and the FDA's acceptance of a New Drug Application, or NDA. There can be no assurance that SVB, First Citizens or any successor lender(s) will be willing to work with us on any modifications to the Debt Agreement (as defined below).

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

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 will evaluate the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in approximately 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support. As of September 30, 2023, we had $0.1 million in a grant receivable related to the NIDA/NIH grant. From inception of the grant award to September 30, 2023, we have received approximately $2.2 million in reimbursements from NIDA/NIH. For the nine months ended September 30, 2023, we incurred $1.1 million in qualifying research and development, or R&D, expenditures under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense.

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

The components of intangible assets were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,865)	$1,252	$3,117	$(1,699)	$1,418

For three and nine months ended September 30, 2023, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2022, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023:

Year Ending December 31,
2023	56
2024	223
2025	223
Thereafter	750
Total	$1,252

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of September 30, 2023.

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

The following table presents information about our assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	17,916	—	—	17,916
Restricted cash	50	—	—	50
Total assets	$17,966	$—	$—	$17,966

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2023	Cost	Gains	Losses	Fair Value
Money market securities	$17,916	$—	$—	$17,916
Total cash equivalents	$17,916	$—	$—	$17,916
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of September 30, 2023, approximately $1.0 million of our cash and $6.2 million or our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 7 – Convertible Debt). Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the nine months ended September 30, 2023 and 2022.

Fair Value of Long-Term Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	September 30, 2023			December 31, 2022
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$16,195	$16,193	$15,000	$16,071	$16,987

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

The Convertible Term Loan matures on December 22, 2024; provided that (a) in the event we fail to receive written notice, or a Filing Communication, that the FDA has accepted for filing our NDA, with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or (b) in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, the dates listed in (a) and (b) above shall be extended by one calendar month. Interest is calculated on the outstanding principal amount of the Convertible Term Loan at the aggregate of (a) a floating rate per annum equal to the greater of (i) 2.25% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears, and (b) 7.0% per annum, compounded monthly, which shall be payable on the earlier to occur of the maturity date and the date that the Convertible Term Loan is converted into our common stock.

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

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium equal to 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied.

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

Under ASU 2020-06 for the Original Debt Agreement, the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt. The debt issuance costs related to Convertible Debt under the Original Debt Agreement have been recognized against the single unit of debt and will be amortized into interest expense over the term of the Convertible Term Loan.

The debt refinancing in May 2023 was recognized as a debt modification under ASU 470-50 and the associated third-party issuance costs were expensed.

As of September 30, 2023 and December 31, 2022, the Convertible Term Loan balance, including the Convertible Debt balance, was comprised of the following:

	September 30,	December 31,
	2023	2022
Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction Costs	(11)	(67)
Accrued paid-in-kind interest	2,012	1,138
Discount on modification of debt	(1,074)	—
Accretion of discount on modification of debt	268	—
	16,195	16,071

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

Since entry into the ATM, from December 21, 2021 through September 30, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of September 30, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three and nine months ended September 30, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2023, we did not issue any shares of common stock to satisfy stock option exercises, and issued 139,750 shares of our common stock to satisfy restricted stock unit settlements. During the three and nine months ended September 30, 2022 we did not issue any shares of common stock to satisfy stock option exercises and we issued 26,625 shares of our common stock to satisfy restricted stock unit settlements.

[c] Stock options

2018 Equity Incentive Plan

As of September 30, 2023, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,722,253 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,180,905 were reserved for options currently outstanding, 507,875 for restricted stock units currently outstanding, and 33,473 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. For the three and nine months ended September 30, 2023, we granted zero and 40,000 inducement stock options to new employees, respectively. As of September 30, 2023, 135,000 stock options granted as new employee inducement grants were outstanding.

2023 Non-Employee Director Equity Incentive Plan

As of September 30, 2023, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 132,750 shares were reserved for options currently outstanding and 167,250 shares were available for future equity grants.

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

2017 Equity Incentive Plan

As of September 30, 2023, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2023, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 171 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2022	822,515	$18.57
Granted	639,500	5.23
Expired	(33)	26,045.33
Balance, September 30, 2023	1,461,982	$12.15

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$387	$288	$1,173	$852
General and administrative	$787	541	2,276	1,640
Total stock-based compensation	$1,174	$829	$3,449	$2,492

As of September 30, 2023, the total unrecognized compensation expense related to stock options granted was $4.1 million, which is expected to be recognized as expense over a period of approximately 1.88 years from September 30, 2023.

[d] Loss Per Share

For the nine months ended September 30, 2023, a total of 7,090,100 shares, consisting of warrants to purchase 5,120,243 shares, options exercisable for 1,461,982 shares and 507,875 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2022, a total of 2,315,337 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of September 30, 2023, the outstanding Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2023, we recorded a compensation expense of $0.5 million and $1.5 million, respectively, related to these awards, compared to $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2022.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2023:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2022	252,875	$8.77
Granted	394,750	4.90
Released	(139,750)	9.18
Balance, September 30, 2023	507,875	$5.65

As of September 30, 2023, we had approximately $1.6 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.33 years.

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

[g] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 344,613 shares. All shares purchased under the ESPP are new share issuances. During the three and nine months ended September 30, 2023, no shares were purchased under the ESPP. During the three and nine months ended September 30, 2022, 28,892 shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as at September 30, 2023:

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

For the nine months ended September 30, 2023, unexercised warrants to purchase 114,100 shares, issued in June 2018, expired pursuant to their terms. For the nine months ended September 30, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $0.2 million. For the nine months ended September 30, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per share price of $6.60, for proceeds of $24,480. As of September 30, 2023, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$90	$67	$23	$—	$—
Total	$90	$67	$23	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2023	17
2024	67
2025	6
Total	$90

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and nine months ended September 30, 2023 was $29,000 and $0.1 million, respectively, and for the three and nine months ended September 30, 2022 was $25,000 and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$15	$16	$43	$45
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.33 years	0.33 years	1.33 years	0.33 years
Weighted Average Discount Rate
Operating leases	8.98%	9.97%	8.98%	9.97%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2023.

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

In addition, there are approximately 11.0 million adults in the United States who use e-cigarettes, also known as vaping. While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2023, 2.1 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never vaped. Currently, there are no U.S. Food and Drug Administration, or FDA, approved treatments indicated specifically as an aid to nicotine e-cigarette cessation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $24.3 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $160.3 million, cash and cash equivalents balance of $19.9 million and a positive working capital balance of $17.8 million. For the nine months ended September 30, 2023, net cash used in operating activities was $20.1 million.

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

In late October 2023, we conducted a pre-NDA meeting with the FDA. This initial meeting was constructive and agreement was reached on many NDA submission requirements. Discussions are ongoing to finalize agreements and meeting minutes.

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

Other Clinical Trials

We are currently conducting three clinical studies required for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment; another PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing; and a cardiac safety study to evaluate for any effects of cytisinicline on QT interval prolongation. Plans for these studies, were first discussed with the FDA as part of an end of Phase 2 meeting in 2018, followed by more detailed review and agreement with the FDA during 2022 and 2023. Results from these three studies are anticipated to be available in early 2024.

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

ORCA-V1 trial results were presented at the SRNT Europe annual meeting in September 2023. We plan to request an end-of-phase 2 FDA meeting in 2024.

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

We expect our R&D expenses to increase for the foreseeable future as we continue to conduct our ongoing non-clinical studies, initiate new clinical trials and engage in registration-enabling activities. The process of conducting clinical trials and non-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”)

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

Results of Operations

For the three and nine months ended September 30, 2023 and 2022

Research and development expenses

Our R&D expenses for our clinical development program for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Clinical development programs:
Cytisinicline	$3,581	$9,869	$13,700	$21,464
Total research and development expenses	$3,581	$9,869	$13,700	$21,464

R&D expenses for the three and nine months ended September 30, 2023 decreased to $3.6 million and $13.7 million, respectively, from $9.9 million and $21.5 million for the three and nine months ended September 30, 2022, respectively. The decrease in the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was primarily due to timing of completion and wind down of our Phase 3 ORCA-3 trial in May 2023 and Phase 2 ORCA-V1 trial in April 2023. This was partially offset by higher costs associated with an increase in NDA supporting activities including initiation and enrollment in other clinical studies for renal impairment, QT interval prolongation and other remaining PK parameters, manufacturing and FDA readiness activities.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total general and administrative expenses	$2,991	$2,770	$9,164	$8,474

General and administrative expenses for the three and nine months ended September 30, 2023 increased to $3.0 million and $9.2 million, respectively, from $2.8 million and $8.5 million for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher employee expenses associated with stock-based compensation and higher legal expenses as a result of general corporate activities. The increased expenses were partially offset by a decrease in costs associated with clinical trial media and awareness as both the ORCA-3 trial and ORCA-V1 trial were fully enrolled in the third and fourth quarter of 2022, respectively, and lower patent filing expenses as a result of a decrease in patent associated activities in 2023.

Total Other Expenses

Total other expenses for the three and nine months ended September 30, 2023 were $0.5 million and $1.5 million, respectively. Total other expenses for the three and nine months ended September 30, 2022 were $0.4 million and $1.2 million, respectively. The increase in 2023 as compared to 2022 was due mainly to higher interest expense on our convertible debt, this was partially offset by higher interest income in 2023 as a result of higher interest rates.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $160.3 million through September 30, 2023 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, pre-commercial and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2023, we had a cash and cash equivalents balance of $19.9 million and a positive working capital balance of $17.8 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2024.

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

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium equal to 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied.

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

Since entry into the ATM, from December 21, 2021 through September 30, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. As of September 30, 2023, shares of our common stock having an aggregate value of approximately $23.5 million remained available for sale under the ATM.

During the three and nine months ended September 30, 2023, we did not sell any shares of our common stock pursuant to the ATM.

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

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $20.1 million compared to $26.4 million for the nine months ended September 30, 2022. The decrease in cash used in operations in the 2023 period as compared to the 2022 period was primarily attributable to lower R&D expense in 2023 as a result of timing of the completion and wind down of our Phase 3 ORCA-3 trial in May 2023 and Phase 2 ORCA-V1 trial in April 2023. The decrease was partially offset by an increase in NDA supporting activities including initiation and enrollment in other clinical studies for renal impairment, QT interval prolongation and other remaining PK parameters, manufacturing and FDA readiness activities and drawdown of upfront prepayments made in prior years to offset a portion of current period expenses for our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial, which have been completed and are winding down.

Cash Provided in Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $15.3 million compared to $1.6 million for the nine months ended September 30, 2022. Net cash provided by financing activities in the nine months ended September 30, 2023 relates to proceeds received from the May 2023 registered direct offering and from warrant exercises. Net cash provided by financing activities in the nine months ended September 30, 2022, relates to proceeds received from ATM sales, proceeds from our employee stock purchase plan and warrant exercises.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $15 thousand compared to net cash used in investing activities of zero for the nine months ended September 30, 2022. Net cash used in investing activities in the nine months ended September 30, 2023 relates primarily to the purchase of computer equipment.

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

During the quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next twelve months. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Further, the uncertainty with respect to our operations and the market generally due to increasing interest rates and inflation may also make it challenging to raise additional capital on favorable terms, if at all. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the Federal Deposit Insurance Corporation, which we refer to as the FDIC, as receiver. Under the terms of our Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. As of March 13, 2023, we were afforded full access to our cash and cash equivalents with SVB. Further, on March 26, 2023, it was announced that First-Citizens Bank & Trust Company, or First Citizens, would assume all of SVB’s deposits and loans as of March 27, 2023.Further, the maturity date of our Convertible Term Loan could accelerate in certain circumstances related to the timing of our submission and the FDA's acceptance of a New Drug Application, or NDA. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

As of September 30, 2023, the principal amounts due under our debt instruments (including the Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $17.0 million.

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

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain, reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied in three independent investigator-sponsored studies and in two company-sponsored randomized, multicenter, double-blind, placebo controlled Phase 3 clinical studies that randomized 1,602 adult smokers in 37 study sites across the United States. In April 2022 and May 2023, we announced positive topline results for the ORCA-2 and ORCAC-3 Phase 3 studies, respectively. In late October 2023, we conducted a pre-NDA meeting with the FDA. This initial meeting was constructive and agreement was reached on many NDA submission requirements. Discussions are ongoing to finalize agreements and meeting minutes.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations and corresponding foreign regulatory manufacturing requirements. As such, we, Sopharma and other contract manufacturers, if any, will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application. If Sopharma or our other contract manufacturers fail to maintain cGMP compliance or fail inspections with the FDA and other regulators, then our business could severely be harmed.

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

Sopharma and potential other third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. While Sopharma has been subject to oversite by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA. Failure by Sopharma or any of our potential third-party manufacturers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

We rely on third party contract manufacturing organizations, or CMOs, to package the cytisinicline used in our clinical trials. If any of these CMO’s fail to timely deliver the supplies needed, then our clinical studies could be delayed materially. Third-party manufacturers may fail to perform under their contractual obligations or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

The market prices for our common stock and that of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession, increasing inflation and interest rates, and the increasingly volatile global economic conditions resulting from global conflicts;
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

In December 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $25 million. During the three and nine months ended September 30, 2023, we sold no shares of our common stock pursuant to the ATM. As of September 30, 2023, shares of our common stock having an aggregate value of $23.5 million remained available for sale under the ATM. Also in May 2023, we entered into a $16.6 million contingent convertible debt agreement, or Debt Agreement, with the Lenders. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether SVB or any successor lender(s) will be willing to work with us on any modifications to the current Convertible Term Loan or Debt Agreement. Any amounts due under the Convertible Term Loan, including interest payments, will remain payable to any successor lender(s).

As of September 30, 2023, there were 1,461,982 shares of our common stock subject to outstanding options and 507,875 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of September 30, 2023, there were approximately 5,120,243 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.68 per share. To the extent these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 9, 2023	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)