Form 10-K
period 2023-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2024-03-28
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(604) 210-2217

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	ACHV	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $90,759,907 computed with reference to the price at which the Common Stock was last sold on June 30, 2023. As of March 28, 2024, 34,251,911 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Vancouver, Canada	Auditor Firm ID: 271

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
•
anticipated regulatory filings and U.S. Food and Drug Administration, or FDA, responses, recommendations, requirements or additional future clinical trials;
•
our ability to raise additional capital as needed to fund our planned development and commercialization efforts and repay our existing debt;
•
the potential benefits and differentiated profile, FDA approval, commercialization and commercial market for cytisinicline;
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

•
We plan to submit an New Drug Application, or NDA, to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our recently completed Phase 3 ORCA-2 and ORCA-3 clinical trials and planned ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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
•
We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for our manufacturing process, including to manufacture cytisinicline on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.
•
We face substantial competition, and our competitors may discover, develop or commercialize products faster or more successfully than us.
•
We may not be successful in obtaining or maintaining necessary rights to cytisinicline, product compounds and processes for our development pipeline through acquisitions and in-licenses.

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a clinical-stage pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine addiction. With more than one billion people who use tobacco globally and over 28 million adults who smoke in the United States alone, smoking remains the leading cause of preventable disease and death, responsible for more than eight million deaths annually worldwide. Our primary focus is to address this global epidemic.

We believe that cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the U.S. Food and Drug Administration, or FDA, it stands to become the first new prescription medicine in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. We believe cytisinicline is differentiated from existing smoking cessation treatments given it has demonstrated in two randomized placebo controlled Phase 3 studies a combination of robust efficacy, minimal frequency of side effects and optional shorter course of therapy.

We plan to continue expanding our focus to address other methods of nicotine addiction such as e-cigarettes/vaping. The use of e-cigarettes continues to be widespread, with most recent reports from the Centers for Disease Control and Prevention indicating more than 11 million adult users in the United States alone in 2021. While e-cigarettes have been historically viewed as less harmful than combustible cigarettes, their long-term safety remains controversial. We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine addiction.

Our management team has significant experience in growing emerging companies focused on the development of under-utilized pharmaceutical compounds to meet unmet medical needs. We intend to use this experience to develop and ultimately commercialize cytisinicline either directly or via strategic collaborations.

Cytisinicline as our Product Candidate

Our product candidate, cytisinicline, is a naturally occurring, plant-based alkaloid. In 2018, the U.S. Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

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

Cytisinicline as a 25-day downward titration regimen is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD, or Sopharma, for over 20 years. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine addiction. We have developed an improved dosage and administration of cytisinicline that has demonstrated robust efficacy with minimal levels of adverse events in two randomized placebo controlled Phase 3 studies. We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories which are predominately located in Central and Eastern Europe.

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

We are developing cytisinicline as an aid to smoking cessation and treatment for nicotine addiction to address the limitations of both prescription drugs and of Over-the-Counter, or OTC, products. We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a safe and effective smoking cessation treatment. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of robust efficacy, minimal frequency of side effects and optional shorter course of therapy, as shown in two randomized placebo controlled Phase 3 studies. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the United States and subsequently to other countries outside of Sopharma’s territory.

OVERVIEW OF OUR REGULATORY PROGRESS AND CLINICAL PHASE 3 PROGRAM

Overview of Regulatory Progress

Smoking Cessation Indication

In June 2017, we filed an Investigational New Drug Application, or IND, with the FDA, for evaluation of cytisinicline as a treatment for smoking cessation. This IND included required non-clinical toxicology studies that were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the NIH and by the National Cancer Institute, or NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment.

In May 2018, we held an end of Phase 2 meeting with the FDA to review and receive guidance on our Phase 3 clinical program and overall development plans to support an NDA for the 25-day downward titration cytisinicline regimen. The FDA recommended to consider evaluating higher dosing, a more simplified daily regimen, and possible longer dosing in our development program. This FDA review also included our plans and their recommendations for non-clinical studies, standard drug-to-drug interaction and reproductive/teratogenicity studies. Detailed plans for chronic toxicology, carcinogenicity studies, and additional clinical studies regarding a maximum tolerated dose, renal impairment, QT interval prolongation, longer term exposure and adequate demonstration of safety and efficacy from planned randomized, placebo-controlled, Phase 3 clinical trials were also discussed.

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

In November 2019, we held a type C meeting with the FDA to review results from our recently conducted Phase 2 ORCA-1 study and our revisions to the Phase 3 clinical program using a simplified 3 mg TID dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable for our Phase 3 clinical program. In March 2019, we had also initiated our Phase 1 clinical study to assess for dose limiting adverse effects, or AEs, that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. Because dose limiting AEs for the MTD could not reached in the study, the results were reviewed with the FDA at this November 2019 Type C meeting, with an agreement that further escalation beyond the single 30 mg dose was not required in the study.

Additional NCCIH and NCI sponsored non-clinical toxicology studies that evaluated reproductive toxicology and company sponsored non-clinical toxicology studies that evaluated longer cytisinicline treatment beyond one month to at least three months for support in initiating our Phase 3 clinical program were submitted in 2020. This allowed the initiation of our two Phase 3 clinical trials in the fourth quarter of 2020 and first quarter of 2022.

Additional plans for our Phase 1 studies regarding pharmacokinetics, or PK, assessments for subjects with renal impairment and evaluations for possible QT interval prolongation, which were first discussed with the FDA as part of the end of Phase 2 meeting in 2018, were followed by more detailed review and agreement with the FDA during 2022 and 2023. Both studies have now been completed.

During 2022 and 2023, we had several Type C and Type D meetings with the FDA regarding the adequacy of our completed nonclinical studies, overall clinical pharmacology information, manufacturing product information, and our Integrated Safety Summary, or ISS, analysis plans for a future NDA submission.

In the fourth quarter of 2023, we initiated our pre-NDA discussions with the FDA regarding the adequacy of our efficacy and safety information for proceeding with an NDA submission. The FDA expressed support for an NDA submission based on adequate data to assess for efficacy from our two completed randomized and controlled Phase 3 trials. In addition, the FDA advised that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission anticipated in the first half of 2025.

E-cigarette (vaping) Cessation Indication

In July 2021, we announced that we were awarded a grant from the National Institute on Drug Abuse, or NIDA, of the National Institutes of Health, or NIH, to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award was utilized to complete critical regulatory activities for the submission of a second IND to the FDA for evaluation of cytisinicline as a treatment for nicotine e-cigarette cessation, or vaping cessation. In November 2021, we announced that the FDA had completed their review and accepted this IND to investigate cytisinicline in this population.

Based on the significant benefit from cytisinicline treatment for vaping cessation shown in our completed Phase 2 trial, we plan to request an end-of-Phase 2 meeting with FDA during 2024 to discuss a potential Phase 3 program for future supplemental NDA.

Non-Clinical Program Supportive of IND and Phase 3 Clinical Development

Non-clinical toxicology studies were sponsored by the NCCIH and by the NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment. We filed this IND for cytisinicline with the FDA in 2017, which included the NCCIH sponsored non-clinical studies. Additional NCCIH and NCI sponsored non-clinical toxicology studies that evaluated reproductive toxicology were later submitted in support of our Phase 3 program.

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

In addition, company sponsored non-clinical toxicology studies that evaluated longer cytisinicline treatment beyond one month to at least three months were submitted in 2020 prior to initiating our Phase 3 studies.

Non-clinical toxicology studies that are required for a New Drug Application, or NDA, including two longer-term chronic toxicology studies and two carcinogenicity studies, have been completed and submitted to the FDA.

Planned Company-Sponsored Clinical Trial

Planned Open Label ORCA-OL Trial

We plan to initiate an open label exposure trial, or ORCA-OL, in the second quarter of 2024 and expect to enroll subjects who previously received cytisinicline as part of the ORCA-program studies. ORCA-OL will recruit from the more than 1,700 subjects who have participated in these prior trials, including more than 1,100 who have already received cytisinicline treatment for either 6 or 12 weeks. Participants, whether they were previously using nicotine through smoking or vaping, will be encouraged to enroll in the study if they are currently using either, or both, forms of smoking and/or vaping nicotine. Subjects will receive cytisinicline treatment and be monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events. Other safety and efficacy outcomes will be assessed. The study is designed to enroll up to 650 subjects and is anticipated to start in the second quarter of 2024.

Based on agreement with FDA to follow ICH E1 guidance, the NDA submission will include data from a minimum of 300 subjects who have received cumulative cytisinicline treatment for six months, and prior to potential approval, we will provide the FDA with data from at least 100 subjects treated with cytisinicline for a cumulative duration of one year.

CLINICAL DEVELOPMENT PROGRAM

Company-Sponsored Completed Phase 1 Trials

Food Effect Phase 1 Trials

In August 2017, we initiated our IND with a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017 demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

In 2018, Sopharma commercially launched a newly formulated cytisinicline tablet with improved shelf life in their territories. In May 2018, we initiated a study to evaluate the effect of food on the bioavailability of cytisinicline in volunteer smokers using this new formulation and data results were announced in September 2018. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects. Cytisinicline was extensively absorbed after oral administration with maximum cytisinicline concentration levels observed in the blood within less than two hours with or without food. Total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states.

In 2023, we evaluated our planned commercial 3 mg formulated cytisinicline tablet in a 2-part Phase 1 clinical study with the first part evaluating the effect of food on the bioavailability of the 3 mg tablet in volunteer smokers. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects and total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states.

In all Phase 1 Food Effect studies, cytisinicline was well tolerated.

Other Phase 1 Safety Trials

In October 2017, we initiated a clinical study assessing the repeat-dose PK and pharmacodynamics, or PD, effects of 1.5 mg and 3 mg cytisinicline in 26 healthy volunteer smokers when administered over the 25-day downward titration regimen as marketed by Sopharma in their territories. Final results were presented at the Annual Meeting of the Society for Research on Nicotine and Tobacco, or SRNT, in February 2019. All 26 subjects completed the study. Predictable increases in plasma cytisinicline concentrations were observed with increasing unit dosing from 1.5 mg to 3 mg. Smokers in the study were not required to have a designated or predetermined quit date. Overall, subjects had an 80% reduction in cigarettes smoked, 82% reduction in expired CO, and 46% of the subjects achieved biochemically verified smoking abstinence by day 26. Subjects who received 3 mg cytisinicline over the 25 days had a trend for higher smoking abstinence compared to subjects who received 1.5 mg cytisinicline. The AEs observed were mostly mild with transient headaches as the most commonly reported event. No serious adverse effects, or SAEs, were observed in the study.

In March 2019, we initiated a clinical trial to evaluate the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and was to be increased in separate groups of subjects for each escalated dose level until stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. When the MTD was not reached at 21 mg, the study was amended to evaluate doses up to 30 mg, as recommended by the DSMC. At this 30 mg dose, the stopping criteria of serious or severe AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results were reviewed with the FDA, with an agreement that further escalation beyond the single 30 mg dose was not required. This Phase-1 study fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting.

Three additional Phase 1 clinical studies were conducted in 2022 and 2023 for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment; another PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing; and a cardiac safety study to evaluate for any effects of cytisinicline on QT interval prolongation. All 3 studies have been completed.

The renal impairment study demonstrated that cytisinicline is excreted unchanged in urine and the pharmacokinetics of cytisinicline are dependent on renal function. Cytisinicline was generally observed to be well tolerated in subjects with varying degrees of renal impairment compared to subjects with normal renal function.

The PK study demonstrated that the 3mg cytisinicline TID dosing regimen reached steady state cytisinicline pharmacokinetics by the second day of TID administration.

The cardiac safety QT/QTc study evaluating therapeutic and supratherapeutic high doses of cytisinicline demonstrated that cytisinicline has no clinically relevant effect on QT interval prolongation or cardiac repolarization.

Company-Sponsored Completed Phase 2 Trials

Phase 2b ORCA-1 Trial for Smoking Cessation

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

Phase 2 ORCA-V1 Trial for E-cigarette (Vaping) Cessation

In June 2022, following NIDA/NIH review of completed regulatory and clinical operational milestones plus acceptance of the IND by FDA, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million. The full grant award of $2.8 million covered approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

Cytisinicline was well tolerated and no SAEs were reported. Similar rates of AEs were observed between treatment arms (54.7% in the placebo arm vs. 50.9% in the cytisinicline arm). The most commonly reported (>5%) AEs in the placebo arm, in order of frequency, were nausea, COVID-19 infection, headache, anxiety, and upper respiratory tract infection. In the cytisinicline arm, >5% AEs reported, in order of frequency, were sleep disturbances, anxiety, headache, fatigue, and upper respiratory tract infection.

ORCA-V1 trial results were presented at the SRNT European annual meeting in September 2023 and the SRNT US annual meeting in March 2024.

Company-Sponsored Phase 3 Clinical Trials for Smoking Cessation Indication

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

Completed Phase 3 ORCA-3 Trial

In May 2023, we announced positive topline results for our Phase 3 ORCA-3 clinical trial. ORCA-3 was initiated in January 2022 and was a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and had the same design as the Phase 3 ORCA-2 trial. This Phase 3 trial evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 792 adult smokers at 20 clinical sites. ORCA-3 participants were randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects received standard behavioral support and were assigned to one of the following groups:

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

The study compared 1.5 mg tablets of cytisinicline administered on a schedule of 25 days of declining titration followed by twice-daily dosing for a total of 12 weeks with varenicline administered on a schedule of seven days of inclining titration followed by twice-daily dosing for a total of 12 weeks. The primary endpoint was a comparison of biochemically confirmed continuous abstinence rates at six months, and the trial was designed to assess if the two agents were non-inferior to each other.

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

OVERVIEW OF SMOKING CESSATION MARKET AND TREATMENT OPTIONS

Overview of the Tobacco Epidemic

Smoking remains the leading cause of preventable death worldwide and in the United States. The World Health Organization, or WHO, estimates that there are approximately 1.3 billion tobacco users globally and that tobacco kills more than 8 million people each year. More than 7 million of those deaths are the result of direct tobacco use, while around 1.3 million are the result of non-smokers being exposed to second-hand smoke. In the United States alone, cigarette smoking is responsible for more than 480,000 deaths every year, or about one in five deaths.

The Centers for Disease Control and Prevention, or CDC, estimates that the annual cost of smoking related illnesses in the United States is more than $600 billion in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Among these diseases are cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke according to the CDC. Tobacco smoking is highly addictive, and research suggests that nicotine may be as addictive as heroin, cocaine and alcohol. The CDC estimates that more people in the United States are addicted to nicotine than any other drug and reports that, historically, nearly 70% of smokers desired to quit and 55% made an attempt to do so in the prior year. Despite the high number of attempts, fewer than one in ten people are successful in their attempt to quit each year. Additionally, up to 60% of people who quit smoking relapse in the first year.

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

According to data from the National Health Interview Survey, published by the CDC in May 2023, it is estimated that more than 11 million adults in the United States used e-cigarettes in 2021.

In a study that we conducted and that was presented at the 2021 SRNT Annual Meeting, surveying approximately 500 users of nicotine vaping devices or e-cigarettes, approximately 73% of participants responded that they intend to quit vaping within the next three to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so. Further, survey data published in JAMA Network Open in 2021, found that 61% of adult vape users overall endorsed future plans to quit. Intentions to quit were highest, reported at 66%, in those survey participants who were former cigarette smokers and currently using vape devices.

We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine addiction.

Overview of Smoking Cessation Marketplace & Treatments

According to DelveInsight’s 2020 report “Smoking Cessation Market Insights, Epidemiology and Market Forecast”, global revenues for prescription smoking cessation therapies are estimated to reach $5.6 billion by 2030. In 2023, approximately 8 million prescriptions were written for smoking cessation in the United States alone.

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

We believe that cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it stands to become the first new prescription medicine in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. With its product profile, cytisinicline is positioned to offer a novel solution characterized by robust efficacy and a lack of burdensome side effects in our clinical trials, which have hindered compliance and adoption with current treatments. Additionally, its dosing flexibility with a 6 or 12-week regimen, along with its natural derivation, is perceived favorably by certain potential patients.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements.

As of December 31, 2023, the fair value of the contingent consideration was estimated to be $0.5 million (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated Financial Statements). We recognized a loss of $0.5 million for the year ended December 31, 2023.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2023, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Summary of Milestone and Contingent Obligations by Product Candidate

The following table sets forth the milestones and contingent obligations that we may be required to pay to third parties under the license and share purchase agreements described above. As described above, we will also be required to pay certain revenue-based royalties with respect to our product candidate.

Milestone Obligations to Third Parties	Amount Payable
University of Bristol	Up to $4,837,500(1)
Sopharma AD	$2,000,000(2)

(1)
Payable in connection with specific financing, development and commercialization milestones.
(2)
Payable contingent on regulatory approval by the FDA or EMA.

GOVERNMENT REGULATIONS

We are heavily regulated in most of the countries in which we operate. In the United States, the principal regulating authority is the FDA. The FDA regulates the safety and efficacy of product candidates and research, quality, manufacturing processes, product approval and promotion, advertising and product labeling. In the EU, the EMA and national regulatory agencies regulate the scientific evaluation, supervision and safety monitoring of product candidates, and oversee the procedures for approval of drugs for the EU and European Economic Area, or EEA, countries similar regulations exist in most other countries, and in many countries the government also regulates prices. Health authorities in many middle- and lower-income countries require marketing approval by a recognized regulatory authority, such as the FDA or EMA, before they begin to conduct their application review process and/or issue their final approval.

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

Government and private third-party payers routinely seek to manage utilization and control the costs of our products. For example, private third-party payers and the majority of states use preferred drug lists to restrict access to certain pharmaceutical products under both of these types of payer types. Private third-party payers are constantly under healthcare budgetary constraints and utilize Pharmacy Benefit Managers to extract unit cost savings from drug manufacturers for formulary coverage. Given certain states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments.

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

We also provide or have provided quantities of our product candidates to academic research institutions to investigate the mechanism of action and evaluate novel combinations of product candidates with other cancer therapies in various cancer indications. These collaborations expand our research activities for our product candidates with modest contributions from us.

MANUFACTURING

We do not own or operate manufacturing facilities for the production of cytisinicline, though we may develop our own manufacturing operations in the future. We currently partner with Sopharma as supplier and contract manufacturer for our required raw materials, active pharmaceutical ingredients and finished drug product for our clinical trials. In addition to our Sopharma relationship, we utilize contract manufacturing organizations for the clinical packaging supplies of cytisinicline and are in the process of contracting with additional contract manufacturing organizations for commercial drug supply. We currently employ internal resources and third-party consultants to manage our clinical manufacturing activities.

Sopharma sources cytisinicline from natural sources including trees and shrubs from the Faboideae subfamily of plant species. The seeds of cytisinicline containing plants are harvested annually, dried and processed into cytisinicline. The seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. Sopharma controls a number of orchards throughout Bulgaria in addition to sourcing seeds and cytisinicline starting material from certain third-party suppliers. We expect to continue stockpiling cytisinicline to meet the projected demand from us upon commercial launch.

The active pharmaceutical ingredient, or API, manufacturing process utilizes a series of techniques including solvent extraction, recrystallization, filtration, and purification. Critical control steps and manufacturing intermediates have been identified and are controlled by internally developed specifications and methods to ensure a consistent and reproducible process. The highly purified cytisinicline is dried, sieved and packed for storage until further processing into drug product. The cytisinicline API manufacturing process has been developed and refined over many years of manufacture by Sopharma, which has significant expertise in manufacturing cytisinicline.

Sopharma manufactures cytisinicline API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency. During 2022, Sopharma built a new API facility specifically for cytisinicline within its tableting plant in Sofia.

Raw materials are essential to our business and are normally available in quantities adequate to meet the needs of our business. Where there are exceptions, the temporary unavailability of those raw materials has not historically had a material adverse effect on our financial results however, uncertainties in supply chain, transportation logistics and costs, and political and economic conditions could result in disruptions in our operations and materially impact our financial results.

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

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2023, we own a portfolio of four patent families. Those families cover cytisinicline derivatives (being prosecuted in the United States, Australia, Canada, China, Europe, U.K. and Japan), novel cytisinicline salts (being prosecuted in the United States, Australia, Canada, China, Europe, Hong Kong, South Korea, Japan and New Zealand with issued patents in the U.K., Canada, United States, Mexico and South Africa), and novel cytisinicline dosing methods being prosecuted in the United States, Brazil, Canada, China, Europe, Japan, South Korea, Mexico, and New Zealand, with issued patents in the United States. Additionally, we have in-licensed rights from Sopharma to two patent families relating to a new method of cytisinicline extraction, as well as cytisinicline formulations and one family from a third party relating to cytisine purity. As of December 31, 2023, we owned or in-licensed 26 issued patents and 50 pending patent applications. These patents have expirations dates ranging from 2037 to 2042, absent any term adjustments or extensions.

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

Prescription and Over-the-Counter Treatments

Only two non-nicotine, prescription treatments for smoking cessation are currently available in the United States; “varenicline” (formerly marketed by Pfizer as Chantix) and “bupropion” (formerly marketed by GlaxoSmithKline as Zyban). Both are currently available as generic formulations. Varenicline requires a three-month treatment period and bupropion is recommended for a period between seven and 12 weeks. While both have been proven effective in aiding smoking cessation, they are also associated with significant side effects and early discontinuations from treatment. Varenicline’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence, and vomiting may be experienced by varenicline-treated patients compared to placebo-treated patients, and bupropion’s product label discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. Both varenicline and buproprion have warning and precautions for neuropsychiatric adverse events, including suicidal ideations. High uptake into the brain combined with activity at “off target” receptors could be responsible for varenicline’s adverse event profile.

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

The most common OTC treatments bought in pharmacies for smoking cessation in the United States and worldwide are NRTs such as nicotine gums, nicotine lozenges, and nicotine patches. Each of these products delivers nicotine to the body although they generally do so at different rates and to different parts of the body than does a traditional cigarette. As concluded by the authors of several published clinical trials conducted by others, these therapies are generally less effective than prescription treatments. Recognized brands include Niquitin, Nicotinell, Nicorette and Nicoderm. Depending on the duration of treatment, the average cost of certain OTC smoking cessation treatments can exceed prescription treatments.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had a total of 22 employees, of whom thirteen were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and nine were engaged in general and administrative functions, including accounting and finance, administration, and commercial.

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

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs, efforts to achieve regulatory approval and prepare for commercialization.

Funds generated from our operations will be insufficient to enable us to bring all of our products currently under development to commercialization. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including inflation, interest rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. Further, the maturity date of our Convertible Term Loan could accelerate in certain circumstances related to the timing of our submission and the FDA's acceptance of a New Drug Application, or NDA. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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
•
the effect of interest rate adjustments, which may impact the cost of our borrowing under our loan facility, which includes an adjustable-rate component; and
•
the terms of any new collaborative, licensing, commercialization and other arrangements that we may establish.

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

As of December 31, 2023, the principal amounts due under our debt instruments (including the Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $17.3 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. The Convertible Term Loan matures on December 22, 2024, but the Debt Agreement contains maturity acceleration clauses. In the event we fail to receive a Filing Communication that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, each of the maturity dates listed above shall be extended by one calendar month. In light of our recent discussions with the FDA and our current plans for the submission of an NDA for cytisinicline, if we are unable to secure a waiver or renegotiate the terms of the Debt Agreement, we expect that the Convertible Term Loan will mature on August 1, 2024. If we are at any time unable to service our indebtedness, we may be required to attempt to renegotiate the terms of the loan, seek to refinance all or a portion of the loan or seek additional financing. We and the Lenders have entered into a non-binding Term Sheet for an extension of the maturity date for the Convertible Term Loan, but there is no guarantee that we will be able to enter into a definitive agreement with the Lenders on these terms or any at all. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

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

Further, the Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with SVB, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on capital stock, subject to limited exceptions. The Loan Agreement includes customary representations and warranties, events of default and termination provisions.

Our existing and any future indebtedness may limit our cash resources available to invest in the ongoing needs of our business.

Our outstanding debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
reducing cash resources available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
•
increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•
limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt facility. Funds from external sources may not be available on acceptable terms, if at all.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to developing our cytisinicline product candidate and supporting our operations. To date, we have funded the company primarily through the sale of equity securities and convertible promissory notes.

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
•
seek regulatory approvals and reimbursement for cytisinicline;
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
•
experience delays in the development of our cytisinicline candidate, including delays in clinical trials;
•
encounter safety concerns; or
•
require additional studies to support regulatory approval and commercialization.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize cytisinicline. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•
completing research and development of cytisinicline;
•
obtaining regulatory approvals for cytisinicline;
•
manufacturing product and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, satisfy regulatory requirements and meet our supply needs in sufficient quantities to satisfy market demand for cytisinicline, if approved;
•
marketing, launching and commercializing any product for which we obtain regulatory approval, either directly or with a collaborator or distributor;
•
obtaining reimbursement or pricing for cytisinicline that supports profitability;
•
gaining market acceptance of cytisinicline as a treatment option;
•
addressing any competing or alternative products, including the potential for generic cytisinicline products;
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

We regularly maintain cash balances at third-party financial institutions, including with Silicon Valley Bank, or SVB, both in the United States and internationally, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits which could adversely impact our operating liquidity and financial performance.

Under the terms of the Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Within days, the FDIC assisted depositors of the bank access funds and we were able to regain full access to our cash and cash equivalents with SVB. In May 2023, First Citizens assumed all of SVB’s deposits and loans. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

Risks Related to the Development of Our Product Candidate Cytisinicline

Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully develop and commercialize cytisinicline.

We are currently dependent on the potential development of a single product candidate, cytisinicline. We are still developing cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition.

We are dependent upon a single company for the manufacture and supply of cytisinicline.

Our single product candidate, cytisinicline, has been in-licensed from a third party, Sopharma. We are required to continue to contract with Sopharma, to continue our development of, and potential commercialization of, cytisinicline pursuant to a supply agreement with Sopharma. Sopharma currently manufactures all of its cytisinicline API in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisinicline program. If the supply agreement with Sopharma is terminated, we will need to secure alternative supply and manufacturing capabilities for cytisinicline, which we may not be able to do on commercially viable terms or at all and would likely delay development, regulatory approval and commercialization.

We plan to submit an NDA to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our recently completed Phase 3 ORCA-2 and ORCA-3 clinical trials and planned ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.

Drug product candidates must demonstrate substantial evidence of effectiveness, as well as safety to be approved in the United States. The FDA has interpreted that statutory standard as generally requiring at least two adequate and well-controlled clinical trials, each convincing on its own, to establish effectiveness and a safety profile. Under certain circumstances the FDA will determine that data from one adequate and well-controlled clinical trial together with confirmatory evidence obtained prior to or after such clinical trial are sufficient to constitute substantial evidence of effectiveness.

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain, reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied in two company-sponsored randomized, multicenter, double-blind, placebo controlled Phase 3 clinical studies that randomized a total of 1,602 adult smokers in 37 study sites across the United States.

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

•
the existing data, and the data from the ORCA-OL open label study, may not be sufficient and the FDA may require additional clinical and/or nonclinical studies prior to filing an NDA and approval of cytisinicline for treating nicotine dependence for smoking cessation in adults;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the product candidate's risk-benefit ratios for the proposed indication may not be acceptable;
•
the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an application for marketing authorization; and
•
third-parties' manufacturing processes or facilities with which we contract for clinical and commercial supplies may not meet the standards required for approval.

Failure to obtain regulatory approval to market our product candidate would significantly harm our business, results of operations, and prospects.

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of trees and shrubs from the Faboideae subfamily of plant species, which grow in the mountains of Southern Europe and other limited locations around the world. We have and will continue to pursue alternative sources for cytisinicline, including synthetic routes, however, all of the cytisinicline sourced to date for our product candidate has been from natural sources and there is no guarantee that any potential synthetic route developed will be commercially viable. We currently secure cytisinicline exclusively from Sopharma, a Bulgarian third-party supplier. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by mutual agreement of us and Sopharma. There can be no assurances that trees and shrubs from the Faboideae subfamily of plant species will continue to grow in sufficient quantities around the world to meet our forecasts or commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline. Additionally, economic or political instability or disruptions, such as the conflict in Ukraine, could negatively affect our supply chain or increase our costs. If these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the event we are no longer able to obtain cytisinicline from Sopharma, or in sufficient quantities, we may not be able to produce our proposed products and our business will be adversely affected.

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

Clinical trials, including the planned ORCA-OL trial, are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Any advances of cytisinicline into clinical trials may not have favorable results or receive regulatory approval.

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trial, including the planned ORCA-OL trial, will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of the planned ORCA-OL trial, but are not limited to:

•
delays in recruiting qualified subjects who previously participated in the ORCA-program studies;
•
subjects terminating enrollment in the ORCA-OL trial;
•
failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;
•
failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•
disruptions to our supply chain for the cytisinicline required for the ORCA-OL trial;

•
the occurrence of previously unknown on unobserved adverse events or tolerability issues associated with our product candidate, including those significant enough to stop the trial or for the FDA or other regulatory agencies to put the ORCA-OL trial on hold;
•
the cost of the ORCA-OL trial;
•
negative or inconclusive results from the ORCA-OL trial, which may result in us deciding, or regulators requiring us, to conduct further additional clinical trials or abandon development programs in ongoing or other planned indications for cytisinicline;
•
discovery of impurities in our cytisinicline drug product, such as nitrosamines, above the regulators’ prescribed thresholds; and
•
delays in the manufacture or packaging of sufficient quantities of cytisinicline for use the ORCA-OL trial.

Any inability to successfully complete clinical development and obtain regulatory approval for cytisinicline could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to cytisinicline, we may need to conduct additional non-clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could result in delayed regulatory approval and potential commercialization, as well as shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize cytisinicline and may harm our business and results of operations.

Further, even if the ORCA-OL trial is completed as planned, we cannot be certain that its long-term safety results will be consistent with the results of the earlier clinical trials of cytisinicline or support an NDA filing. Positive results in non-clinical testing and past clinical trials with respect to the adequate safety and efficacy of cytisinicline do not ensure that results from subsequent clinical trials will also be positive or adequate, and we cannot be sure that the results of subsequent clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any such failure may cause us to abandon cytisinicline, which would negatively affect our ability to conduct our business and generate any product revenues and result in a loss of company value.

Cytisinicline may cause undesirable side effects or have other properties that could delay or prevent regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by cytisinicline could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials. Even if approved, these could result in a restrictive label, a shelf life that is not commercially viable or delay regulatory approval by the FDA or comparable foreign authorities.

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

Additionally, even if cytisinicline receives marketing approval and we or others later identify undesirable side effects caused by cytisinicline, potentially significant negative consequences could result, including but not limited to:

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
•
we could be subject to product liability claims for harm caused to patients; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of cytisinicline, even if approved, and could significantly harm our business, results of operations, and prospects

Our product development program may not uncover all possible adverse events that patients who take cytisinicline or our other product candidates may experience. The number of subjects exposed to cytisinicline or our other product candidates and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. We cannot be fully assured that any and all rare and severe side effects of cytisinicline will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to cytisinicline or over a significantly longer period of time. If such safety problems occur or are identified after cytisinicline reaches the market in the United States, or if such safety problems occur or are identified in foreign markets where cytisinicline is currently marketed, the FDA may require that we amend the labeling of cytisinicline or recall it, or may even withdraw approval for cytisinicline.

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

In addition, during the course of treatment, patients may suffer adverse events for reasons that may be related to cytisinicline. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market cytisinicline, if any, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to cytisinicline, an investigation into such circumstance may be time-consuming or inconclusive. Such investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals cytisinicline receives or maintains. As a result, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations and reputation.

If we obtain marketing approval for cytisinicline, we will need to expand our insurance coverage to include the sale of commercial products. We cannot know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.

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

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Faboideae subfamily of plant species depends on the availability of natural resources, including sufficient rainfall. Our exclusive supplier of cytisinicline, Sopharma, could be adversely affected if it experiences a shortage of fresh water due to droughts or if it experiences other adverse weather conditions in the locations where cytisinicline is sourced. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages from Sopharma, which could have a material adverse effect on our business, financial condition and results of operations.

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

Conducting clinical trials in Europe or other countries outside of the United States has additional regulatory requirements that we have to meet in connection with our manufacturing, distribution, use of data and other matters. Failure to meet such regulatory requirements could delay our clinical trials, the approval, if any, of cytisinicline by the FDA or other regulatory authorities, or the commercialization of cytisinicline, or result in higher costs or deprive us of potential product revenues. For example, we have recently conducted clinical trials in Spain and Portugal and are subject to the local regulatory requirements of such jurisdictions.

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

Any regulatory approvals that we receive for cytisinicline may be subject to limitations on the approved indicated uses for which cytisinicline may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of cytisinicline. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for cytisinicline was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

In July 2021, we announced that we were awarded a grant from NIDA to evaluate the use of cytisinicline as a treatment for cessation of nicotine e-cigarette use. This initial grant award, in the amount of $320,000, commenced on August 1, 2021, and was utilized to complete critical regulatory and clinical operational activities, such as protocol finalization, clinical trial site identification, and submission of an IND to the FDA for investigating cytisinicline in nicotine e-cigarette users. In November 2021, we announced that the FDA had completed their review and accepted the IND to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIDA/NIH review of completed milestones, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million to conduct the ORCA-V1 Phase 2 clinical study evaluating cytisinicline in 160 adult nicotine e-cigarette users in the United States. The full grant award of $2.8 million covered approximately half of the ORCA-V1 clinical study costs. If amounts allocated to federal grants were reduced or eliminated, we would be required to fund the shortfall in the ORCA-V1 clinical study costs.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive chairman Richard Stewart and our executive officers John Bencich, Cindy Jacobs, Anthony Clarke, Jaime Xinos and Craig Donnelly. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Bencich, Dr. Jacobs, Dr. Clarke, Ms. Xinos and Mr.Donnelly, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but inadvertent or unauthorized data access may occur despite our efforts. Our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party collaborators or service providers business practices and products and service offerings. To the extent that the measures we or our third-party collaborators or service providers have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate patient information or other proprietary data, cause interruptions in our operations, or expose our collaborators to hacks, viruses, and other disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, insurance coverage to compensate for any losses associated with such events, if available, may not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

To the extent that any disruption, security breach, or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain or obtain in the future, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for our manufacturing process, including to manufacture cytisinicline on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.

We do not currently have, nor do we currently plan to develop, the internal infrastructure or capability to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for our manufacturing process, including, if cytisinicline is approved, to manufacture cytisinicline on a commercial scale, with tableting, blistering and packaging. We may encounter technical difficulties or delays in the transfer of cytisinicline manufacturing on a commercial scale to other third-party manufacturers, encounter difficulties and delays in identifying third-party manufacturers other than Sopharma. We may be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all.

Sopharma and potential other third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA. Failure by Sopharma or any of our potential third-party manufacturers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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
•
Sopharma and potential other third-party manufacturers are or will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over Sopharma’s, or other third parties’, compliance with these regulations and standards;
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

Each of these risks could delay our clinical trials, the approval, if any, of cytisinicline by the FDA or the commercialization of cytisinicline or result in higher costs or deprive us of potential product revenue.

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

We have and will continue to pursue new cytisinicline products and alternative sources of cytisinicline used for our products, including additional natural and synthetic sources and routes. The pursuit and development of alternative cytisinicline products and sources is expensive, time consuming, involves significant risk and may not be commercially feasible. There is no guarantee that we will be successful, or that we will be able to develop new products or alternative cytisinicline sources first before our competitors do.

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

We are currently developing cytisinicline in treating nicotine dependence for smoking cessation in adults. Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. We are not aware of any patents or patent applications that would prevent the development, manufacture or marketing of cytisinicline for smoking cessation.

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

Although we rely or will rely in part on trade secret protection as part of our intellectual property rights strategies, we also intend to rely on patent rights to protect certain aspects of our technologies and upon the patent rights of third parties from which we license certain of our technologies.

We have sought to protect our proprietary position by filing patent applications in the United States and certain other countries around the world related to future product candidates. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

In May 2023, we entered into the $16.6 million Debt Agreement with the Lenders. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to $9.34 per share, subject to customary anti-dilution adjustments. Additionally, all outstanding amounts under the Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been equal to or greater than $24.00 for 30 consecutive trading days prior to such date. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether the Lenders will be willing to work with us on any modifications to the current Convertible Term Loan or Debt Agreement.

As of December 31, 2023, there were 1,461,980 shares of our common stock subject to outstanding options and 507,875 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2023, there were approximately 4,946,171 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.48 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We expect to register the shares underlying these warrants (or pre-funded warrants) for resale. If, following such registration, these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

The sale of additional shares of our common stock, the conversion of the Convertible Term Loan into shares of our common stock, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, or the settlement of our restricted stock units would have a dilutive impact on our existing stockholders and could cause the market price of our common stock to decline significantly. Sales of our common stock, the conversion of the Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock, the conversion of the Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations and financial condition.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Any failure to execute on our internal controls and continue to maintain effective internal controls, to timely implement any necessary additional improvement to our internal controls or to effect remediation of any future material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our reputation, results of operations, or financial condition.

Management reviews and updates our systems of internal controls and procedures, as appropriate. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our reputation, results of operations and financial condition.

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

In addition, beginning in 2022, tax legislation requires research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our process for managing cybersecurity risk is comprised of technologies, controls, and procedures designed to detect, assess, and manage threats and control access. We utilize a variety of systems, software, and services including firewalls, network and endpoint monitoring, anti-malware, detection and response, patch management, and backups to mitigate, identify, analyze, and respond to identified vulnerabilities and incidents in a timely manner.

We evaluate our security posture on an ongoing basis via vulnerability scans, penetration testing, and threat intelligence monitoring. We periodically conduct third-party security assessments and regularly evaluate our processes against industry standard security frameworks. We conduct regular security training to elevate awareness and foster a security conscious culture among all employees.

We leverage third party service providers and solutions in many aspects of our operations. Our vendor management and oversight procedures include assessment of cyber security risk.

We do not believe there are any currently known cybersecurity risks that are reasonably likely to materially impact our business strategy, operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have an adverse effect, including on our business operations, operating results, or financial condition. For more information regarding cybersecurity risks that we face and the related potential impacts on our business, see the risk factor titled “Our internal computer systems, or those of our third-party collaborators or other service providers, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption of our development programs.”

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our board of directors, or Board, and management.

The Audit Committee of our Board, or Audit Committee, is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Potential material cybersecurity threat risks are also considered during Board meeting discussions of important matters like risk management, business continuity planning, and other relevant matters.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Senior Director of Information Technology who has served in various roles managing information technology and information security for over twenty-five years and reports directly to the Chief Executive Officer.

Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes involve management, who participates in our disclosure controls and procedures. Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including work with the company’s incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to the Audit Committee for certain cybersecurity incidents.

Management is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, and engagement of vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct our response to cybersecurity incidents.

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

On November 9, 2023, we entered into a lease agreement for our office space in Bothell, Washington, which commenced on March 1, 2024, and had a one-year term. The annual rent is approximately $15,400.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 18, 2024, there were approximately 18 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2023 were made by us or on our behalf.

On August 29, 2023, we issued 60,000 unregistered shares of common stock pursuant to Section 4(a)(2) of the Securities Act to one of our vendors as part of a non-monetary barter transaction for the settlement of trade payables owed.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

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

Cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it stands to become the first new prescription medicine in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of robust efficacy, minimal frequency of side effects and optional shorter course of therapy.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $29.8 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $165.8 million, cash and cash equivalents balance of $15.5 million and a negative working capital balance of $3.8 million. During the year ended December 31, 2023, net cash used in operations was $24.5 million.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of December 31, 2023, the fair value of the contingent consideration was estimated to be $0.5 million (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated Financial Statements). We recognized a loss of $0.5 million for the year ended December 31, 2023.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2023, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Results of Operations

Years Ended December 31, 2023 and 2022

Research and Development Expenses

Our research and development expenses for our clinical development programs were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Clinical development programs:
Cytisinicline	$15,814	$30,078
Total research and development expenses	$15,814	$30,078

Research and development expenses for the years ended December 31, 2023 and 2022 were $15.8 million and $30.1 million, respectively. The decrease in 2023 as compared to 2022 was primarily due to the timing of completion and wind down of our Phase 3 ORCA-3 trial in May 2023 and Phase 2 ORCA-V1 trial in April 2023. This was partially offset by higher costs associated with an increase in NDA-supporting activities including initiation and enrollment in other clinical studies for renal impairment, QT interval prolongation and other remaining PK parameters, manufacturing and FDA readiness activities.

General and Administrative Expenses

Our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Total general and administrative expenses	$11,436	$10,722

G&A expenses for the years ended December 31, 2023 and 2022 were $11.4 million and $10.7 million, respectively. The increase in 2023 as compared to 2022 was primarily due to higher employee expenses associated with stock-based compensation, higher legal expenses as a result of general corporate activities, an increase in investor relations activities and commercial market planning activities. The increased expenses were partially offset by a decrease in costs associated with clinical trial media and awareness as both the ORCA-3 trial and ORCA-V1 trial were fully enrolled in the third and fourth quarter of 2022, respectively, and lower patent filing expenses as a result of a decrease in patent-associated activities in 2023.

Other Income (Expenses)

Other expenses for the years ended December 31, 2023 and 2022 were $2.6 million and $1.6 million, respectively. The increase in 2023 as compared to 2022 was due to an increase in interest expense on our convertible debt as a result of higher interest rates in 2023 and compounding of the accrued paid-in-kind interest and change in the fair value of the Sopharma contingent consideration liability. This was partially offset by higher interest income in 2023 as a result of higher interest rate yields.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $165.8 million through December 31, 2023 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2023, we had a cash and cash equivalents balance of $15.5 million and a negative working capital balance of $3.8 million. For the year ended December 31, 2023, net cash used in operations was $24.5 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities. We believe that our existing cash and cash equivalents, which includes net proceeds of approximately $56.2 million from our February 2024 registered direct offering, will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2025, including through potential NDA submission to the FDA for cytisinicline and the potential repayment of our outstanding debt obligations under our contingent convertible term loan.

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

On February 26, 2024, we entered into a non-binding term sheet, or the Term Sheet, for an extension of the maturity date for the term loans outstanding pursuant to our Debt Agreement with Lenders. There is no guarantee that we will be able to enter into a definitive agreement with the Lenders on the terms provided in the Term Sheet or any at all. (See “Item 1A. Risk Factors - Risks Related to Our Financial Condition and Capital Requirements").

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which from December 21, 2021 through December 31, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the year ended December 31, 2023, we did not sell any shares of our common stock pursuant to the ATM. The ATM was subsequently terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

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

May 2023 Registered Direct Offering

In May 2023, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 3,000,000 shares of common stock at a price of $5.50 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3 including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated May 25, 2023.

We received approximately $15.3 million in net proceeds from the registered direct offering after deducting placement agent fees and offering expenses.

February 2024 Registered Direct Offering and Concurrent Private Placement

In February 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 13,086,151 shares of common stock at a price of $4.585 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated February 29, 2024.

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants will be immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.8 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.2 million.

Cash Flows

Operating Activities

For the years ended December 31, 2023 and 2022, net cash used in operating activities was $24.5 million and $37.6 million, respectively. The decrease in cash used in operations in the 2023 period as compared to the 2022 period was primarily attributable to lower R&D expense in 2023 as a result of the timing of the completion and wind down of our Phase 3 ORCA-3 trial in May 2023 and Phase 2 ORCA-V1 trial in April 2023. The decrease was partially offset by an increase in NDA-supporting activities including initiation and enrollment in other clinical studies for renal impairment, QT interval prolongation and other remaining PK parameters, manufacturing and FDA readiness activities.

Financing Activities

For the years ended December 31, 2023 and 2022 net cash provided by financing activities was $15.3 million and $19.3 million, respectively. Net cash provided by financing activities for the year ended December 31, 2023 relates to proceeds received from our May 2023 private placement and warrant exercises. Net cash provided by financing activities for the year ended December 31, 2022 relates to proceeds received from our November 2022 private placement, ATM sales, stock sales under our employee stock purchase plan and warrant exercises.

Investing Activities

Investing activities in 2023 consisted of property and equipment purchases. There were no investing activities in 2022.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of contingent considerations, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

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

Sopharma Share Purchase Agreement Contingent Consideration

We may be required to pay future contingent consideration to Sopharma, AD as part of the Share Purchase Agreement, which is contingent upon obtaining regulatory approval of cytisinicline by the FDA or the EMA.We determine the fair value of the contingent consideration using a probability based discounted cash flow approach whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline's current clinical development phase and the remaining requirements for regulatory approval. We then discount the expected payment amount to calculate the present value and then apply a probability of success in obtaining regulatory approval as of the valuation date. We evaluate the underlying projection used in determining the fair value each period and make updates as necessary.

The significant assumptions we use to value the contingent consideration are the forecasted timing of the future payment, the risk-adjusted discount rate and the probability of success which are all considered significant unobservable inputs, and as such, the liability is classified as a Level 3 measurement. The risk-adjusted discount rate is adjusted for credit risk. An increase in the discount rate or decrease in the probability of success would result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate or increase in the probability of success would result in an increase in the fair value of the contingent consideration.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, of stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Contingent consideration arising from the Sopharma share purchase agreement

As described in Notes 2, 6 and 7 to the consolidated financial statements, in 2015 the Company entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the Federal Drug Administration or the European Medicines Agency. As of December 31, 2023, the fair value of the contingent consideration was estimated to be $0.5 million. Management determined the fair value of the contingent consideration using a probability based discounted cash flow model whereby management forecasted the timing of the cash flow of the related future payment based on cytisnicline's current clinical development phase and the remaining requirements for regulatory approval. Management then discounted the expected payment amount to calculate the present value and then applied a probability of success in obtaining regulatory approval as of the valuation date. Management’s significant assumptions include the forecasted timing of the future payment, the probability of success and the risk-adjusted discount rate. The discount rate is adjusted for credit risk.

The principal considerations for our determination that performing procedures relating to the contingent consideration arising from the Sopharma share purchase agreement is a critical audit matter are (i) the significant judgments required by management in determining the fair value of the contingent consideration and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions relating to the probability of success, the risk-adjusted discount rate, and forecasted timing of the future payment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the agreement related to the contingent consideration, (ii) evaluating the appropriateness of the probability based discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the probability of success, the risk-adjusted discount rate and the forecasted timing of the future payment. Evaluating management’s significant assumptions related to the probability of success and the forecasted timing of the future payment involved evaluating whether these assumptions were reasonable by considering the agreement associated with the transaction, industry information regarding clinical trial success rates and drug development timelines, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist with the evaluation of the appropriateness of the probability based discounted cash flow model and the reasonableness of the risk-adjusted discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada March 28, 2024

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents [note 3 and note 7]	$15,546	$24,771
Grant receivable [note 4]	111	105
Prepaid expenses and other assets	1,325	2,454
Total current assets	16,982	27,330
Restricted cash and other assets [note 7 and note 8]	92	66
Right-of-use assets [note 12]	66	123
License agreement [note 5 and note 6]	1,197	1,418
Goodwill	1,034	1,034
Total assets	$19,371	$29,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$618	$1,660
Accrued liabilities other	351	403
Contingent consideration [note 6 and note 7]	528	—
Accrued clinical liabilities	280	1,729
Accrued compensation	2,311	1,678
Current portion of long-term obligations [note 12]	63	58
Convertible debt [note 7 and note 9]	16,662	16,071
Total current liabilities	20,813	21,599
Long-term obligations [note 12]	6	69
Total liabilities	20,819	21,668
Commitments and contingencies [note 12]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 21,165,760 and 17,897,029 issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	90	87
Additional paid-in capital	164,209	144,148
Accumulated deficit	(165,751)	(135,936)
Accumulated other comprehensive income	4	4
Total stockholders' equity	(1,448)	8,303
Total liabilities and stockholders' equity	$19,371	$29,971
Subsequent events [note 13]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2023	2022	2021
EXPENSES
Research and development	$15,814	$30,078	$23,966
General and administrative	11,436	10,722	9,128
Total operating expenses	27,250	40,800	33,094
OTHER INCOME (EXPENSE)
Interest income	825	199	17
Interest expense [note 9]	(2,853)	(1,789)	—
Change in fair value of contingent consideration [note 6 and note 7]	(528)	—	—
Other income/(expense)	(9)	40	(75)
Total other income (expense)	(2,565)	(1,550)	(58)
Net loss and comprehensive loss	$(29,815)	$(42,350)	$(33,152)
Basic and diluted net loss per common share [note 11 [i]]	$(1.50)	$(4.00)	$(4.08)
Shares used in computation of basic and diluted net loss per common share [note 11 [i]]	19,827,354	10,593,034	8,119,836

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	6,111,735	76	—	—	97,640	4	(60,434)	37,286
Stock-based compensation expense	—	—	—	—	2,187	—	—	2,187
Shares issued on exercise of warrants	50,834	—	—	—	338	—	—	338
Shares issued as settlement with trade vendor	5,114	—	—	—	41	—	—	41
Shares issued - May 2021 public offering	3,285,714	3	—	—	21,340	—	—	21,343
Restricted stock unit settlements	145	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(33,152)	(33,152)
Balance, December 31, 2021	9,453,542	79	—	—	121,545	4	(93,586)	28,042
Stock-based compensation expense	—	—	—	—	3,270	—	—	3,270
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	200,000	—	—	—	1,330	—	—	1,330
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Shares issued under employee share purchase plan	28,892	—	—	—	126	—	—	126
Shares issued - November 2022 private placement	8,186,282	8	—	—	17,874	—	—	17,882
Net loss	—	—	—	—	—	—	(42,350)	(42,350)
Balance, December 31, 2022	17,897,029	87	—	—	144,148	4	(135,936)	8,303
Stock-based compensation expense	—	—	—	—	3,439	—	—	3,439
Shares issued on exercise of warrants	98,333	—	—	—	227	—	—	227
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Shares issued - May 2023 private placement	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Shares issued as settlement with trade vendor	60,000	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(29,815)	(29,815)
Balance, December 31, 2023	21,165,760	90	—	—	164,209	4	(165,751)	(1,448)

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(29,815)	$(42,350)	$(33,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 5]	228	236	250
Stock-based compensation [note 11[c], note 11[d] and note 11[e]]	3,439	3,270	2,187
Shares issued as settlement with trade vendor	273	26	41
Accrued interest on SVB convertible debt [note 9]	1,216	1,170	—
Accretion of discount on modification of debt	430	—	—
Contingent consideration [note 6 and note 7]	528	—	—
Changes in operating assets and liabilities:
Grant receivable [note 4]	(6)	48	(153)
Prepaid expenses and other assets	1,176	(931)	(228)
Accounts payable	(1,042)	799	509
Accrued liabilities other	(32)	55	(245)
Accrued clinical liabilities	(1,449)	376	899
Accrued compensation	633	(263)	466
Lease obligation	(58)	(5)	(14)
Net cash used in operating activities	(24,479)	(37,569)	(29,440)
Financing Activities:
Proceeds from exercise of warrants [note 11[g]]	227	24	338
Proceeds from the May 2021 public offering, net of issuance costs [note 11[b]]	—	—	21,343
Receipt of convertible debt from SVB [note 9]	—	—	14,929
Proceeds from ATM, net of issuance costs [note 11[b]]	—	1,330	—
Proceeds from employee stock purchase plan [note 11[e]]	—	126	—
Taxes paid related to net share settlement of equity awards	(220)	(47)	—
Proceeds from the November 2022 private placement, net of issuance costs [note 11[b]]	(30)	17,882	—
Proceeds from May 2023 private placement, net of issuance costs [note 11[b]]	15,301	—	—
Net cash provided by financing activities	15,278	19,315	36,610
Investing Activities:
Purchase of property and equipment	(21)	—	—
Net cash provided by (used in) investing activities	(21)	—	-
Effect of exchange rate changes on cash	(3)	3	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,225)	(18,251)	7,169
Cash, cash equivalents and restricted cash at beginning of year	24,821	43,072	35,903
Cash, cash equivalents and restricted cash at end of year	$15,596	$24,821	$43,072

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

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $165.8 million through December 31, 2023. As of December 31, 2023, we had cash and cash equivalents of $15.5 million and a negative working capital balance of $3.8 million. For the year ended December 31, 2023, we incurred a net loss of $29.8 million and net cash used in operating activities was $24.5 million. In February 2024, we entered into a securities purchase agreement with certain purchasers in a registered direct offering and raised gross proceeds of approximately $60.0 million, and after deducting approximately $3.8 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.2 million. We have historically financed our operations through equity financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

Basis of Presentation

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of contingent considerations, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in contingent liabilities.

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

Sopharma Share Purchase Agreement Contingent Consideration

We may be required to pay future contingent consideration to Sopharma, AD as part of the Share Purchase Agreement, which is contingent upon obtaining regulatory approval of cytisinicline by the FDA or the EMA.We determine the fair value of the contingent consideration using a probability based discounted cash flow approach whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline's current clinical development phase and the remaining requirements for regulatory approval. We then discount the expected payment amount to calculate the present value and then apply a probability of success in obtaining regulatory approval as of the valuation date. We evaluate the underlying projection used in determining the fair value each period and make updates as necessary.

The significant assumptions we use to value the contingent consideration are the forecasted timing of the future payment, the risk-adjusted discount rate and the probability of success which are all considered significant unobservable inputs, and as such, the liability is classified as a Level 3 measurement. The risk-adjusted discount rate is adjusted for credit risk. An increase in the discount rate or decrease in the probability of success would result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate or increase in the probability of success would result in an increase in the fair value of the contingent consideration.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

3. FINANCIAL INSTRUMENTS AND RISK

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of December 31, 2023, approximately $0.4 million of our cash and $2.4 million of our cash equivalents (Note 7 – Fair Value Measurements) is held in a single financial institution, SVB, as required by the covenants of our Convertible Debt Agreement (Note 9 – Convertible Debt). Our commercial bank balances exceed federal insurance limits.

We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2023 and 2022.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2023 the average days to maturity of our portfolio of cash equivalents and marketable securities was zero days. We do not use derivative instruments to hedge against any of these financial risks.

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

For the years ended December 31, 2023 and 2022 we incurred $1.2 million and $1.3 million, respectively, in qualifying R&D expenditures under the NIDA/NIH grant which has been recorded as a reduction in R&D expense. From inception of the grant award to December 31, 2023, we have received approximately $2.4 million in reimbursements from NIDA/NIH. As of December 31, 2023 we had $0.1 million in grant receivable related to the NIDA/NIH grant.

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

The components of intangible assets were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,920)	$1,197	$3,117	$(1,699)	$1,418

For the year ended December 31, 2023 and 2022 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2023:

Year Ending December 31,
2024	223
2025	223
2026	223
2027	223
Thereafter	305
Total	$1,197

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2023.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of December 31, 2023, the fair value of the contingent consideration was estimated to be $0.5 million (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated Financial Statements). We recognized a loss of $0.5 million for the year ended December 31, 2023.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2023, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	14,252	—	—	14,252
Restricted cash	50	—	—	50
Total assets	$14,302	$—	$—	$14,302
Liabilities
Contingent consideration	—	—	528	528
Total liabilities	$—	$—	$528	$528

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	22,756	—	—	22,756
Restricted cash	50	—	—	50
Total assets	$22,806	$—	$—	$22,806
Liabilities
Contingent consideration	—	—	—	—
Total liabilities	$—	$—	$—	$—

Cash and cash equivalents (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Money market securities	14,252	—	—	14,252
Total cash and cash equivalents	$14,252	$—	$—	$14,252
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
Money market securities	22,756	—	—	22,756
Total cash and cash equivalents	$22,756	$—	$—	$22,756
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Fair Value of Long-Term Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	December 31, 2023			December 31, 2022
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$16,662	$16,652	$15,000	$16,071	$16,987

Fair Value of Sopharma Share Purchase Agreement Contingent Consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisnicline's current clinical development phase and the remaining requirements for regulatory approval. We then discount the expected payment amount to calculate the present value and then apply a probability of success in obtaining regulatory approval as of the valuation date. We evaluate the underlying projection used in determining the fair value each period and make updates as necessary.

The significant assumptions we use to value the contingent consideration are the forecasted timing of the future payment, the risk-adjusted discount rate and the probability of success which are all considered significant unobservable inputs, and as such, the liability is classified as a Level 3 measurement. The risk-adjusted discount rate is adjusted for credit risk.

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. At December 31, 2023 the risk adjusted discount rate was 38.0% and the probability of success was 67.2%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2023
Computer equipment	$114	$104	$10
Furniture and fixtures	28	28	—
Leasehold improvements	25	25	—
Computer software	77	74	3
Equipment under capital lease	12	12	—
Total property and equipment	$256	$243	$13

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

As of December 31, 2023, the Convertible Debt balance was comprised of the following:

	Year Ended
	December 31,
	2023	2022
Convertible Debt Information
Principal	$15,000	$15,000
Transaction Costs	(5)	(67)
Accrued paid-in-kind interest	2,311	1,138
Discount on modification of debt	(1,074)	—
Accretion of discount on modification of debt	430	—
	16,662	16,071

10. INCOME TAX

[a] We are a Delaware incorporated company subject to blended U.S. Federal and state statutory rates for December 31, 2023, 2022 and 2021 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

(In thousands)	2023	2022	2021
U.S.	$(28,982)	$(41,660)	$(31,411)
Foreign	(833)	(690)	(1,741)
Income (loss) before income taxes	$(29,815)	$(42,350)	$(33,152)

Income tax expense/(recovery) consisted of the following (in thousands):

(In thousands)	2023	2022	2021
Income tax recovery at statutory rates (at a rate of 21% for all years presented)	$(6,261)	$(8,894)	$(6,962)
Expenses not deducted for tax purposes	477	299	224
Effect of tax rate changes on deferred tax assets and liabilities	(169)	(18)	17
Rate differential on foreign earnings	(36)	(26)	(77)
Research and development tax credits	(883)	(1,154)	(134)
Change in valuation allowance	7,686	10,464	7,544
Reassessment of previously recognized net operating losses	—	9	(620)
Adjustment to prior year research and development tax credits	(760)	(731)	—
Other	(54)	51	8
Income tax expense/(recovery)	$—	$—	$—

[b] The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Deferred tax assets
Tax basis in excess of book value of assets	$899	$899
Net operating loss carryforwards	48,867	43,380
Research and development deductions and credits	10,716	8,942
Stock options	1,134	1,042
Capitalized R&D expenses	11,528	11,342
Other	434	334
Total deferred tax assets	73,578	65,939
Valuation allowance	(73,232)	(65,546)
Net deferred tax assets	346	393
Deferred tax liabilities
Right-of-use asset	(91)	(91)
Other	(255)	(302)
Total deferred tax liabilities	(346)	(393)

Net deferred tax liabilities	—	—

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

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, we have recorded a valuation allowance for deferred tax assets of $73.2 million to reduce the DTAs to zero as of December 31, 2023. The valuation allowance increased by approximately $7.7 million during the year ended December 31, 2023. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We have total net operating loss carryforwards for federal tax purposes of approximately $90.2 million ($66.1 million—2022) as of December 31, 2023, some of which will begin to expire in 2029. Approximately $80.2 million of the federal net operating losses will carryforward indefinitely. Federal net operating losses generated after January 1, 2018 were originally available to offset 80% of taxable income for any given future tax year and will be carried forward indefinitely. We have research and development tax credit carryforwards of approximately $4.0 million ($2.3 million—2022) as of December 31, 2023, which will begin to expire in 2037. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in our ownership as defined by the Internal Revenue Code Section 382. Any future changes in our ownership may limit the use of such carryforward benefits.

Our effective income tax rate for the periods presented differ from the statutory rate of 21% primarily due to current year net losses and the full valuation allowance on the U.S. deferred tax assets. We file income tax returns in the United States, Canada, and the United Kingdom, or U.K. At December 31, 2023, we have Canadian non-capital loss carryforwards of $107.0 million ($110.0 million—2022) and research tax credits of $2.7 million ($2.7 million—2022), both of which will expire in 2042. In addition, we have unclaimed tax deductions of approximately $15.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The U.K. net operating loss carryforwards of $4.0 million (2022—$3.4 million) will carry forward indefinitely. As of December 31, 2023 and 2022, there are no tax penalties or accrued interest recorded in the financial statements.

[c] A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2023 is as follows (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Gross unrecognzed tax benefits at January 1	$761	$761	$767
Additions (reductions) from tax positions taken in prior years	—	—	(6)
Additions (reductions) from tax positions taken in the current year	—	—	—
Tax settlements	—	—	—
Gross unrecognzed tax benefits at December 31	$761	$761	$761

As of December 31, 2023, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2023 and December 31, 2022 we had no accrued interest and penalties related to income taxes.

We are subject to taxes in Canada, the U.K. and the United States until the applicable statute of limitations expires. However, in Canada and the United States, all tax years remain subject to examination due to the carryforward of unutilized NOLs and tax credits. Tax audits by their very nature are often complex and can require several years to complete. To our knowledge, we are not currently under examination by any taxing authorities.

Tax	Years open to
Jurisdiction	examination
Canada	2019 to 2023
United Kingdom	2017 to 2023
US	2020 to 2023

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

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent, pursuant to which from December 21, 2021 through December 31, 2023, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the year ended December 31, 2023, we did not sell any shares of our common stock pursuant to the ATM. The ATM was subsequently terminated on February 29, 2024 and no further sales of our common stock will be made pursuant to the ATM.

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

May 2023 Registered Direct Offering

In May 2023, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 3,000,000 shares of common stock at a price of $5.50 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated May 25, 2023.

The registered direct offering raised total gross proceeds of approximately $16.5 million, and after deducting approximately $1.2 million in placement agent fees and offering expenses, we received net proceeds of approximately $15.3 million.

Equity Award Issuances and Settlements

During the year ended December 31, 2023, we did not issue any shares of common stock to satisfy stock option exercises and issued 139,750 shares of common stock to satisfy restricted stock unit settlements. During the year ended December 31, 2022 we did not issue any shares of common to satisfy stock option exercises and 26,625 shares of common stock to satisfy restricted stock unit settlements for the year ended.

[c] Stock options

2023 Non-Employee Director Equity Incentive Plan

As of December 31, 2023, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 132,750 shares were reserved for options currently outstanding and 167,250 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of December 31, 2023, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 1,722,253 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,180,905 were reserved for options currently outstanding, 507,875 for restricted stock units currently outstanding, and 33,473 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grant were issued pursuant to a stock option agreement on terms substantially similar to our 2018 Equity Incentive Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the year ended December 31, 2023 we granted 40,000 stock options to new employees. As of December 31, 2023, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of December 31, 2023, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2023, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 169 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors, officers and consultants of ours.

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

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the 2017 Merger Agreement between Achieve Life Sciences, Inc. and OncoGenex Pharmaceuticals. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization for grants with an expected life of five years or more. For grants with an expected life of less than five years, the expected volatility was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates. These rates are adjusted on a quarterly basis and any change in compensation expense is recognized in the period of the change. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2023	2022
Risk-free interest rates	3.60%	1.65%
Expected dividend yield	0%	0%
Expected life	5.75 years	5.80 years
Expected volatility	115.19%	122.80%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2023 was $4.40.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2023	2022
Research and development	$1,122	$1,117
General and administrative	2,317	2,153
Total stock-based compensation	$3,439	$3,270

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2023	822,515	$18.57
Granted	639,500	5.23
Expired	(35)	25,555.20
Balance, December 31, 2023	1,461,980	$12.12

The following table summarizes information about stock options outstanding at December 31, 2023 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$4.53 - $4.72	25,000	$4.53	9.20
$4.73 - $4.99	409,750	4.90	9.07
$5.00 - $5.99	156,750	5.88	9.17
$6.00 - $7.22	122,200	6.42	8.78
$7.23 - $7.89	45,000	7.38	7.82
$7.90 - $8.43	226,250	8.26	8.01
$8.44 - $10.78	114,750	10.23	6.90
$10.79 - $12.60	80,530	11.26	6.16
$12.61 - $20.74	232,750	13.09	7.07
$20.75 - $25,938.00	49,000	134.00	4.70
	1,461,980	$12.12	8.06

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$4.53 - $4.72	—	—	—
$4.73 - $4.99	—	—	—
$5.00 - $5.99	41,064	5.85	9.14
$6.00 - $7.22	39,263	6.88	8.14
$7.23 - $7.89	24,270	7.38	7.80
$7.90 - $8.43	144,549	8.26	8.01
$8.44 - $10.78	114,750	10.23	6.90
$10.79 - $12.60	78,507	11.26	6.15
$12.61 - $20.74	169,715	13.09	7.07
$20.75 - $25,938.00	49,000	134.00	4.70
	661,118	$19.25	7.18

As at December 31, 2023, and December 31, 2022, the total unrecognized compensation expense related to stock options granted was $3.4 million and $3.2 million, respectively, each of which is expected to be recognized into expense over a period of approximately 1.69 years.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. No options were exercised for the years ended December 31, 2023, 2022 and 2021. At December 31, 2023, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2023, 2022 and 2021, $0.9 million, $1.1 million and $0.4 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2023:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	252,875	$8.77
Granted	394,750	4.90
Released	(139,750)	9.18
Balance, December 31, 2023	507,875	$5.65

As of December 31, 2023, we had approximately $0.3 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 0.07 years.

[e] Employee Stock Purchase Plan

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The maximum number of shares authorized to be purchased under the ESPP is 0.3 million shares. All shares purchased under the ESPP are new share issuances. For the year ended December 31, 2023 no shares were purchased under the ESPP. For the year ended December 31, 2022, 28,892 shares were purchased under the ESPP.

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

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2023:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in May 2019 financing	60,000	$90.0000	May 2025
(2) Warrants issued in December 2019 financing	510,924	$2.3100	December 2024
(3) Warrants issued in April 2020 financing	182,461	$7.2400	April 2025
(4) Warrants issued in April 2020 financing	24,375	$7.3200	April 2025
(5) Warrants issued in April 2020 financing	25,270	$7.5900	April 2025
(6) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(7) Warrants issued in December 2020 financing	50,000	$8.7500	December 2025
(8) Warrants issued in November 2022 financing	4,093,141	$4.5000	November 2029

* The pre-funded warrants do not have an expiration date.

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

For the year ended December 31, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per unit price of $2.31, for proceeds of $0.2 million. For the year ended December 31, 2022, warrants to purchase 3,709 shares, issued in the December 2019 financing, were exercised at a per unit price of $6.60, for proceeds of $24,480. As of December 31, 2023, all of our outstanding warrants are classified as equity.

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

[i] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2023	2022	2021
Numerator
Net loss	$(29,815)	$(42,350)	$(33,152)
Denominator
Weighted average number of common shares outstanding	19,827,354	10,593,034	8,119,836
Basic and diluted net loss per common share	$(1.50)	$(4.00)	$(4.08)

As of December 31, 2023, a total of 7,058,883 million shares, consisting of warrants to purchase 5,089,028 shares, options exercisable for 1,461,980 shares and 507,875 restricted stock units have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive. Additionally, the outstanding Convertible Debt due December 2024 is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of December 31, 2023, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$74	$68	$6	$—	$—
Total	$74	$68	$6	$—	$—

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

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2024	68
2025	6
Total	$74

Consolidated rent and operating expense relating to both the Vancouver, Canada and Seattle, Washington offices for years ended December 31, 2023, 2022 and 2021 was $0.1 million, $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57	$59
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	120
Weighted Average Remaining Lease Term
Operating leases	1.08 years	2.08 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2023.

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

13. SUBSEQUENT EVENTS

February 2024 Registered Direct Offering and Concurrent Private Placement

In February 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 13,086,151 shares of common stock at a price of $4.585 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated February 29, 2024.

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants will be immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.8 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.2 million.

Convertible Debt

On February 26, 2024, we entered into a non-binding term sheet, or the Term Sheet, for an extension of the maturity date for the term loans outstanding pursuant to our Debt Agreement with Lenders. There is no guarantee that we will be able to enter into a definitive agreement with the Lenders on the terms provided in the Term Sheet or any at all. (See “Item 1A. Risk Factors - Risks Related to Our Financial Condition and Capital Requirements").

At-the-Market Sales Agreement

On February 29, 2024, we terminated the ATM agreement with Virtu and no further sales of our common stock will be made pursuant to the ATM.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2023:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	1,834,855	(1)	$7.88	(1)	200,723	(1)
Equity compensation plans not approved by security holders(2)	135,000		$6.21		—
Total	1,969,855		$14.09		200,723

(1)
As of December 31, 2023, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan, (c) the 2018 Equity Incentive Plan and (d) the 2023 Non-Employee Director Equity Incentive Plan.
(2)
Stock options granted as an inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4).

The remaining information required by this Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation, filed June 8, 2023	8-K	033-80623	3.1	June 9, 2023

3.2	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.3	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.4	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.2	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.3	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.4	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.5	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.6	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.7	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.8	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.9	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.10	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
4.11	Form of Common Stock Warrant (March 2023)	8-K	033-80623	4.1	February 29, 2024

4.12	Form of Registration Rights Agreement	8-K	033-80623	10.2	November 18, 2022

4.13	Registration Rights Agreement, dated May 15, 2023, by and among Achieve Life Sciences, Inc., Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and SVB Innovation Credit Fund VIII-A, L.P.	8-K	033-80623	10.2	May 17, 2023

10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††	10-K	033-80623	10.8	March 16, 2023

10.9	Achieve Life Sciences, Inc. 2023 Non-Employee Director Equity Incentive Plan, and forms of award agreements thereunder	DEF 14A	033-80623	Appendix B	April 28, 2023

10.10	Form of Indemnification Agreement for Officers and Directors of the Company					X

10.11	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.12	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.13	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.14	Amended and Restated Employment Agreement, dated September 28, 2020, by	10-Q	033-80623	10.3	November 12, 2020

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
	and between Achieve Life Sciences, Inc. and John Bencich ††

10.15	Amended and Restated Employment Agreement, dated September 27, 2022, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††	10-K	033-80623	10.26	March 16, 2023

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.18	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.21	Share Purchase Agreement, by and between Sopharma AD and Achieve Life Sciences, Inc., dated May 14, 2015*					X

10.22	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.23	Amendment One to License of Technology, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Amended and Restated Commercial Agreement on Supply of Pharmaceutical Products, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.25	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.26	Cooperation Agreement, dated March 1, 2023, by and among Achieve Life Sciences, Inc., Dialectic Capital Management, LP and the other parties set forth on the signature pages thereto	8-K	033-80623	10.1	March 6, 2023

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.27	Amendment to Cooperation Agreement, dated March 21, 2023, by and among Achieve Life Sciences, Inc., Dialectic Capital Management, LP and the other parties set forth on the signature pages thereto	8-K	033-80623	10.1	March 23, 2023

10.28	2023 Convertible Contingent Debt Agreement, dated May 15, 2023, by and among Achieve Life Sciences, Inc., Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and SVB Innovation Credit Fund VIII-A, L.P.	8-K	033-80623	10.1	May 17, 2023

10.29	Securities Purchase Agreement, dated as of February 28, 2024, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto	8-K	033-80623	10.1	February 29, 2024

10.30	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

10.31	Lease Extension Agreement, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.	10-K	033-80623	10.22	March 16, 2023

10.32	Office Lease by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)

31.1

Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

97.0	Compensation Recovery Policy					X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 28, 2024	By:	/s/ JOHN BENCICH
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

By: /s/ JOHN BENCICH	Chief Executive Officer and Director (Principal Executive Officer and Financial Officer)	Date: March 28, 2024
John Bencich

By: /s/ JERRY WAN	Senior Director of Accounting Operations (Principal Accounting Officer)	Date: March 28, 2024
Jerry Wan

By: /s/ RICHARD STEWART	Executive Chairman and Director	Date: March 28, 2024
Richard Stewart

By: /s/ CINDY JACOBS	President, Chief Medical Officer and Director	Date: March 28, 2024
Cindy Jacobs

By: /s/ BRIDGET MARTELL	Director	Date: March 28, 2024
Bridget Martell

By: /s/ VAUGHN HIMES	Director	Date: March 28, 2024
Vaughn Himes

By: /s/ STUART DUTY	Director	Date: March 28, 2024
Stuart Duty

By: /s/ THOMAS KING	Director	Date: March 28, 2024
Thomas King

By: /s/ THOMAS SELLIG	Director	Date: March 28, 2024
Thomas Sellig