Form 10-Q
period 2024-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2024-05-09
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 9, 2024 there were 34,341,303 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, increased volatility in interest rates and the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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
•
We plan to submit a New Drug Application, or NDA, to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our recently completed Phase 3 ORCA-2 and ORCA-3 clinical trials and planned ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$66,398	$15,546
Grant receivable [note 3]	—	111
Prepaid expenses and other assets	1,311	1,325
Total current assets	67,709	16,982
Right-of-use assets [note 9]	51	66
Other assets and restricted cash [note 6]	94	92
License agreement [note 4 and note 5]	1,141	1,197
Goodwill	1,034	1,034
Total assets	$70,029	$19,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373	$618
Accrued liabilities other	1,037	351
Contingent consideration [note 5 and note 6]	580	528
Accrued clinical liabilities	525	280
Accrued compensation	864	2,311
Current portion of long-term obligations [note 9]	53	63
Convertible debt [note 6 and note 7]	17,141	16,662
Total current liabilities	20,573	20,813
Long-term obligations [note 9]	—	6
Total liabilities	20,573	20,819
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2024 and zero issued and outstanding at December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2024 and zero issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 34,251,911 issued and outstanding at March 31, 2024 and 21,165,760 issued and outstanding at December 31, 2023	103	90
Additional paid-in capital	221,594	164,209
Accumulated deficit	(172,245)	(165,751)
Accumulated other comprehensive income	4	4
Total stockholders' equity	49,456	(1,448)
Total liabilities and stockholders' equity	$70,029	$19,371

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2024	2023
EXPENSES
Research and development	2,799	5,534
General and administrative	3,183	3,044
Total operating expenses	5,982	8,578
OTHER INCOME (EXPENSE)
Interest income	368	162
Interest expense [note 7]	(813)	(573)
Change in fair value of contingent consideration [note 5 and note 6]	(52)	—
Other expense	(15)	(3)
Total other expense	(512)	(414)
Net loss and comprehensive loss	$(6,494)	$(8,992)
Basic and diluted net loss per common share [note 8[d]]	$(0.26)	$(0.50)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	25,048,134	17,917,769

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net loss	$(6,494)	$(8,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	57	58
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	1,288	1,085
Accrued interest on SVB convertible debt [note 7]	318	300
Accretion of discount on modification of debt	161	—
Change in fair value of contingent consideration [note 5 and note 6]	52	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	111	16
Prepaid expenses and other assets	(19)	886
Accounts payable	(245)	(597)
Accrued liabilities other	686	296
Accrued clinical liabilities	245	(366)
Accrued compensation	(1,447)	(931)
Lease obligation [note 9]	(1)	(58)
Net cash used in operating activities	(5,288)	(8,303)
Financing Activities:
Proceeds from exercise of warrants	—	77
Financing costs relating to November 2022 private placement	—	(30)
Proceeds from February 2024 private placement, net of issuance costs	56,110	—
Net cash provided by financing activities	56,110	47
Effect of exchange rate changes on cash	—	(1)
Net increase/(decrease) in cash, cash equivalents and restricted cash	50,822	(8,257)
Cash, cash equivalents and restricted cash at beginning of the period	15,596	24,821
Cash, cash equivalents and restricted cash at end of the period	$66,418	$16,564

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 private placement	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 28, 2024.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $172.2 million through March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of $66.4 million and a positive working capital balance of $47.1 million. For the three months ended March 31, 2024, we incurred a net loss of $6.5 million and net cash used in operating activities was $5.3 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2023 in our Annual Report on Form 10-K filed with the SEC, on March 28, 2024. Since December 31, 2023, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

In November 2021, we announced that the FDA had completed their review and accepted the Investigational New Drug Application to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA in the amount of approximately $2.5 million, which we have used to conduct the ORCA-V1 Phase 2 clinical trial.

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

From inception of the grant award to March 31, 2024, we have received the full amount of approximately $2.5 million in reimbursements from NIDA/NIH. For the three months ended March 31, 2024, we incurred $16,000 in qualifying research and development, or R&D, expenditures under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense. The NIDA/NIH grant for ORCA-V1 was fully utilized in the first quarter of 2024 and we do not expect to receive any further reimbursements from this grant.

The grant award covered approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

The components of intangible assets were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(1,976)	$1,141	$3,117	$(1,920)	$1,197

For each of the three months ended March 31, 2024 and 2023, we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

Year Ending December 31,
2024	167
2025	223
2026	223
2027	223
Thereafter	305
Total	$1,141

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2024.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements.

As of March 31, 2024, the fair value of the contingent consideration was estimated to be $0.6 million. We recognized a loss of $0.1 million for the three months ended March 31, 2024.

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

In consideration of rights granted by the University of Bristol Agreement, we paid a nominal license fee and agreed to pay amounts of up to $3.2 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the University of Bristol License Agreement. Additionally, if we successfully commercialize any product candidates subject to the University of Bristol License Agreement, we are responsible for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products.

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. As of March 31, 2024, we had paid the University of Bristol an aggregate amount of $125,000 pursuant to the amended University of Bristol License Agreement.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$64,927	$—	$—	$64,927
Restricted cash	20	—	—	20
Total assets	$64,947	$—	$—	$64,947
Liabilities
Convertible debt	$—	17,084	$—	$17,084
Contingent consideration	—	—	580	580
Total liabilities	$—	$17,084	$580	$17,664

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2024	Cost	Gains	Losses	Fair Value
Money market securities	$64,927	$—	$—	$64,927
Total cash equivalents	$64,927	$—	$—	$64,927
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of March 31, 2024, approximately $55.9 million in cash equivalents is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $1.0 million of our cash and $8.5 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 7 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the three months ended March 31, 2024 and 2023.

Fair Value of Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	March 31, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$17,141	$17,084	$15,000	$16,662	$16,652

Fair Value of Sopharma Share Purchase Agreement Contingent Consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. We then discount the expected payment amount to calculate the present value and then apply a probability of success in obtaining regulatory approval as of the valuation date. We evaluate the underlying projection used in determining the fair value each period and make updates as necessary.

The significant assumptions we use to value the contingent consideration are the forecasted timing of the future payment, the risk-adjusted discount rate and the probability of success which are all considered significant unobservable inputs, and as such, the liability is classified as a Level 3 measurement. The risk-adjusted discount rate is adjusted for credit risk.

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. At March 31, 2024 the risk adjusted discount rate was 38.0% and the probability of success was 67.2%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2024:

	Balance at	Change in	Balance at
(in thousands)	December 31, 2023	Fair Value	March 31, 2024
Contingent consideration	$528	$52	$580

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

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium equal to 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied. Notwithstanding the foregoing, if we (x) elect to repay the Lenders earlier than the maturity date and (y) in the twelve month period following such repayment, (i) enter into an agreement or similar commitment, binding or nonbinding, with any third-party respecting an acquisition, and (ii) such acquisition is subsequently consummated, if the aggregate gross proceeds that would have been payable to the Lenders or, pursuant to an assignment, any designee thereof, or collectively, the Conversion Rights Holders, in connection with such acquisition had we not repaid the Convertible Term Loan and the Conversion Right Holders had exercised, in connection with such acquisition, the right to convert the Convertible Term Loan into shares of our common stock, then (z) we shall pay to the Lenders as an additional call price, the difference between such proceeds as would have been payable to the Conversion Right Holders in connection with such acquisition and the payment actually paid to the Lenders.

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

On February 26, 2024, we entered into a non-binding term sheet, or the Term Sheet, for an extension of the maturity date for the term loans outstanding pursuant to our Debt Agreement with Lenders. There is no guarantee that we will be able to enter into a definitive agreement with the Lenders on the terms provided in the Term Sheet or any at all. (See “Part II Other Information. Item 1A. Risk Factors - Risks Related to Our Financial Condition and Capital Requirements.") In light of our recent discussions with the FDA and our current plans for the submission of an NDA for cytisinicline, if we are unable to secure a waiver or renegotiate the terms of the Debt Agreement, we expect that the Convertible Term Loan will mature on August 1, 2024.

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

The debt refinancing in May 2023 was recognized as a debt modification under ASU 470-50 and the associated third-party issuance costs were expensed.

As of March 31, 2024 and December 31, 2023, the Convertible Term Loan balance, including the Convertible Debt balance, was comprised of the following:

	March 31,	December 31,
	2024	2023
Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction Costs	2	(5)
Accrued paid-in-kind interest	2,622	2,311
Discount on modification of debt	(1,074)	(1,074)
Accretion of discount on modification of debt	591	430
	17,141	16,662

8. COMMON STOCK

[a] Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b] Issued and outstanding shares

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three months ended March 31, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

February 2024 Registered Direct Offering and Concurrent Private Placement

In February 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 13,086,151 shares of common stock at a price of $4.585 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated February 28, 2024.

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Equity Award Issuances and Settlements

During the three months ended March 31, 2024 and 2023, we did not issue any shares of common stock to satisfy stock option exercises, and we did not issue any common stock to satisfy restricted stock unit settlements.

[c] Stock options

2023 Non-Employee Director Equity Incentive Plan

As of March 31, 2024, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

Under the 2023 Non-Employee Director Plan, we may grant options to purchase shares of our common stock or restricted stock units to our non-employee directors. The exercise price of the options is determined by our board of directors, or Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over one to three years. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2023 Non-Employee Director Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2018 Equity Incentive Plan

As of March 31, 2024, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,780,541 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,489,905 were reserved for options currently outstanding, 1,228,875 for restricted stock units currently outstanding, and 61,761 were available for future equity grants.

Under the 2018 Plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined by our Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiry date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2018 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three months ended March 31, 2024, we did not grant any inducement stock options to new employees. As of March 31, 2024, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of March 31, 2024, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

Under the 2017 Plan, we granted options to purchase shares of common stock or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our Board but was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiration date for each option was set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2017 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

2010 Performance Incentive Plan

As of March 31, 2024, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 132 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

Under the 2010 Plan we granted options to purchase shares of common stock and restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our board of directors and was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2010 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

Stock Option Summary

We grant stock options that vest over time in accordance with terms as determined by our Board, which are typically four years for employee and consultant grants and one to three years for Board option grants. We also grant stock option awards that vest in conjunction with certain performance conditions to executive officers, employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. The expiration date for each option is set by our Board, which is typically seven to ten years. The exercise price of the options is determined by our Board.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2023	1,461,980	$12.12
Granted	466,500	4.55
Expired	(37)	25,938.00
Balance, March 31, 2024	1,928,443	$9.79

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rates	4.00%	3.53%
Expected dividend yield	0%	0%
Expected life	5.65 years	5.8 years
Expected volatility	90.15%	121.57%
Forfeiture rate	0.00%	0.00%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. We consider the use of the simplified method appropriate because of the lack of sufficient historical exercise data following the 2017 Merger Agreement between Achieve Life Sciences, Inc. and OncoGenex Pharmaceuticals. The computation of expected volatility was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Forfeiture rates are estimated using historical actual forfeiture rates.

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$413	$383
General and administrative	$875	702
Total stock-based compensation	$1,288	$1,085

As of March 31, 2024, the total unrecognized compensation expense related to stock options granted was $4.3 million, which is expected to be recognized as expense over a period of approximately 1.78 years from March 31, 2024.

[d] Loss Per Share

For the three months ended March 31, 2024, a total of 21,332,497 shares, consisting of warrants to purchase 18,175,179 shares, options exercisable for 1,928,443 shares and 1,228,875 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2023, a total of 7,276,204 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of March 31, 2024, the outstanding Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2024, we recorded a compensation expense of $0.5 million, related to these awards, compared to $0.5 million for the three months ended March 31, 2023.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2024:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2023	507,875	$5.65
Granted	721,000	4.55
Balance, March 31, 2024	1,228,875	$5.00

As of March 31, 2024, we had approximately $3.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.44 years.

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

[g] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 566,270 shares. All shares purchased under the ESPP are new share issuances. During the three months ended March 31, 2024 and 2023, no shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of March 31, 2024:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(2) Warrants issued in December 2019 financing	510,924	$2.310	December 2024
(3) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(4) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(5) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(6) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(7) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(8) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
(9) Warrants issued in February 2024 financing	13,086,151	$4.906	**

*The pre-funded warrants do not have an expiration date.

**These warrants, the 2024 Warrants, have an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

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
•
in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and

•
with respect to the 2024 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2024 Warrants and generally including a merger or consolidation with or into another person or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property and we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2024 Warrants will be entitled to receive upon exercise of such 2024 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their 2024 Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2024 Warrants. Additionally, as more fully described in the 2024 Warrants, in the event of certain fundamental transactions, the holders of the 2024 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the 2024 Warrants on the date of consummation of such transaction.

No warrants were exercised for the three months ended March 31, 2024. For the three months ended March 31, 2023, warrants to purchase 33,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $0.1 million. As of March 31, 2024, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$56	$50	$6	$—	$—
Total	$56	$50	$6	$—	$—

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

Future minimum lease payments under the Vancouver Lease are as follows (in thousands):

2024	$50
2025	6
Total	$56

Consolidated rent expense relating to the Vancouver, British Columbia office, for each of the three months ended March 31, 2024 and 2023 was $29,000.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$16	$15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	0.83 years	1.83 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2024.

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

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it may become one of the first new prescription medicines in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of robust efficacy, minimal frequency of side effects and optional shorter course of therapy.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $6.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $172.2 million, cash and cash equivalents balance of $66.4 million and a positive working capital balance of $47.1 million. For the three months ended March 31, 2024, net cash used in operating activities was $5.3 million.

Cytisinicline Regulatory Progress

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

Planned Company-Sponsored Clinical Trial

Planned Open Label ORCA-OL Trial

We plan to initiate an open label exposure trial, or ORCA-OL, in the second quarter of 2024 and expect to enroll subjects who previously received cytisinicline as part of the ORCA-program studies. ORCA-OL will recruit from the more than 1,700 subjects who have participated in these prior trials, including more than 1,100 who have already received cytisinicline treatment for up to either 6 or 12 weeks. Participants, whether they were previously using nicotine through smoking or vaping, will be encouraged to enroll in the study if they are currently using either, or both, forms of smoking and/or vaping nicotine. Subjects will receive cytisinicline treatment and be monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be assessed. The study is designed to enroll up to 650 subjects and is anticipated to start in the second quarter of 2024.

Based on agreement with the FDA to follow ICH E1 guidance, the NDA submission will include data from a minimum of 300 subjects who have received cumulative cytisinicline treatment for six months, and prior to potential approval, we will provide the FDA with data from at least 100 subjects treated with cytisinicline for a cumulative duration of one year.

Cytisinicline Recent Clinical Developments and Highlights

Company-Sponsored Completed Phase 1 Trials

Other Phase 1 Safety Trials

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

Completed Phase 2 ORCA-1 Trial

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. Notably, the 3 mg TID cytisinicline arm demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an odds ratio, or OR, of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo, meaning, smokers receiving 3 mg cytisinicline TID were five times more likely to stop smoking compared to smokers receiving placebo.

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

Completed Phase 2 ORCA-V1 Clinical Trial

In June 2022, following NIDA/NIH review of completed regulatory and clinical operational milestones plus acceptance of the Investigational New Drug Application by the FDA, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million. The full grant award of $2.8 million covered approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are our President and Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

ORCA-V1 trial results were presented at the Society for Research on Nicotine and Tobacco, or SRNT, European Annual Meeting in September 2023, the SRNT U.S. Annual Meeting in March 2024, and final study results were published in the Journal of the American Medical Association, or JAMA, Internal Medicine in May 2024.

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

Cytisinicline was well tolerated with no treatment-related SAEs reported. The most commonly reported AEs (occurring greater than 5% overall in the study) for placebo, 6-week cytisinicline, and 12-week cytisinicline, respectively, were:

	Placebo	6-Weeks Cytisinicline	12-Weeks Cytisinicline
Insomnia	4.8%	8.6%	9.6%
Abnormal Dreams	3.0%	8.2%	7.8%
Headaches	8.1%	6.7%	7.8%
Nausea	7.4%	5.9%	5.6%

Additional analyses from the ORCA-2 trial were presented at the Society for Research on Nicotine and Tobacco, or SRNT, annual meeting in March 2023 and final study results were published in JAMA in July 2023.

Completed Phase 3 ORCA-3 Trial

In May 2023, we announced positive topline results for our Phase 3 ORCA-3 clinical trial. ORCA-3 was initiated in January 2022 and was a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and had the same design as the Phase 3 ORCA-2 trial. This Phase 3 trial evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in 792 adult smokers at 20 clinical sites. ORCA-3 participants were randomized to one of three study arms to evaluate cytisinicline administered for either 6 or 12 weeks, compared to placebo. All subjects received standard behavioral support and were assigned to one of the following groups:

•
Arm A: 12 weeks of placebo;
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo; or
•
Arm C: 12 weeks of cytisinicline.

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

Similar to ORCA-2 findings, cytisinicline was well-tolerated with no treatment-related SAEs reported. The most commonly reported (>5% overall) AEs for placebo, 6-week cytisinicline, and 12-week cytisinicline were:

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of March 31, 2024, the fair value of the contingent consideration was estimated to be $0.6 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated Financial Statements). We recognized a loss of $0.1 million for the three months ended March 31, 2024.

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

Results of Operations

For the three months ended March 31, 2024 and 2023

Research and development expenses

Our R&D expenses for our clinical development program for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Clinical development programs:
Cytisinicline	$2,799	$5,534
Total research and development expenses	$2,799	$5,534

R&D expenses for the three months ended March 31, 2024 decreased to $2.8 million, from $5.5 million for the three months ended March 31, 2023. The decrease in the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both continued fully enrolled during the first quarter of 2023 and were completed in the second quarter of 2023. This was partially offset by higher costs in the first quarter of 2024 associated with planning activities for the expected initiation of our ORCA-OL trial in the second quarter of 2024.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Total general and administrative expenses	$3,183	$3,044

General and administrative expenses for the three months ended March 31, 2024 increased to $3.2 million from $3.0 million for the three months ended March 31, 2023. The increase was primarily due to higher employee expenses associated with stock-based compensation and consulting costs. The increased expenses were partially offset by a decrease in legal costs associated with general corporate activities.

Total Other Expenses

Total other expenses for the three months ended March 31, 2024 were $0.5 million. Total other expenses for the three months ended March 31, 2023 were $0.4 million. The increase in 2024 as compared to 2023 was due to an increase in interest expense on our convertible debt as a result of higher interest rates in the first quarter of 2024 as compared to the same period in 2023 and compounding of the accrued paid-in-kind interest. This was partially offset by higher interest income in 2024 as a result of a combination of a higher average cash balance and higher interest rates.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $172.2 million through March 31, 2024 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, pre-commercial and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2024, we had a cash and cash equivalents balance of $66.4 million and a positive working capital balance of $47.1 million. For the three months ended March 31, 2024, net cash used in operations was $5.3 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities. We believe that our existing cash and cash equivalents will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2025, including through potential NDA submission to the FDA for cytisinicline and the potential repayment of our outstanding debt obligations under our contingent convertible term loan.

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

The Convertible Term Loan matures on December 22, 2024; provided that (a) in the event we fail to receive written notice, or a Filing Communication, that the FDA has accepted for filing our New Drug Application, or NDA, with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or (b) in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, the dates listed in (a) and (b) above shall be extended by one calendar month. In light of our recent discussions with the FDA and our current plans for the submission of an NDA for cytisinicline, if we are unable to secure a waiver or renegotiate the terms of the Debt Agreement, we expect that the Convertible Term Loan will mature on August 1, 2024. We are exploring alternative options, including with other lenders for facilities that could replace, in whole or part, the current Convertible Term Loan, but there is no guarantee we will be able to find alternative options or other lenders who are willing to lend to us on favorable terms, or at all.

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

We have the right, or Call Right, at any time to repay and retire all (but not less than all) of the outstanding Convertible Term Loan and accrued and unpaid interest, if any, prior to its conversion by payment of a premium equal to 150% of the outstanding principal balance (including any compounded interest), plus accrued and unpaid interest; provided, however, that we may not exercise the Call Right at any time when the Liquidity Conditions (as defined in the Debt Agreement) are not satisfied. Notwithstanding the foregoing, if we (x) elect to repay the Lenders earlier than the maturity date and (y) in the twelve month period following such repayment, (i) enter into an agreement or similar commitment, binding or nonbinding, with any third-party respecting an acquisition, and (ii) such acquisition is subsequently consummated, if the aggregate gross proceeds that would have been payable to the Lenders or, pursuant to an assignment, any designee thereof, or collectively, the Conversion Rights Holders, in connection with such acquisition had we not repaid the Convertible Term Loan and the Conversion Right Holders had exercised, in connection with such acquisition, the right to convert the Convertible Term Loan into shares of our common stock, then (z) we shall pay to the Lenders as an additional call price, the difference between such proceeds as would have been payable to the Conversion Right Holders in connection with such acquisition and the payment actually paid to the Lenders.

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

On February 26, 2024, we entered into a non-binding term sheet, or the Term Sheet, for an extension of the maturity date for the term loans outstanding pursuant to our Debt Agreement with Lenders. There is no guarantee that we will be able to enter into a definitive agreement with the Lenders on the terms provided in the Term Sheet or any at all. (See “Part II Other Information. Item 1A. Risk Factors - Risks Related to Our Financial Condition and Capital Requirements”).

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three months ended March 31, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

February 2024 Registered Direct Offering and Concurrent Private Placement

In February 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 13,086,151 shares of common stock at a price of $4.585 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022 contained therein, and the prospectus supplement dated February 28, 2024.

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $5.3 million compared to $8.3 million for the three months ended March 31, 2023. The decrease in cash used in operations in the 2024 period as compared to the 2023 period was primarily attributable to lower R&D expense in 2024 as both the Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial were completed in the second quarter of 2023 and wound down. The decrease was partially offset by higher costs in the first quarter of 2024 associated with planning activities for the expected initiation of our ORCA-OL trial in the second quarter of 2024.

Cash Provided in Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $56.1 million compared to $47,000 for the three months ended March 31, 2023. Net cash provided by financing activities in the three months ended March 31, 2024 relates to proceeds received from the February 2024 registered direct offering. Net cash provided by financing activities in the three months ended March 31, 2023, relates to proceeds received from warrant exercises.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024. There have been no material changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K. For more information regarding our current contingencies and commitments, see Note 9 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2023 in our Annual Report on Form 10-K filed with the SEC, on March 28, 2024. Since December 31, 2023, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2024, no new accounting standards were adopted.

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

During the quarter ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have expended and continue to expend substantial funds in connection with our product development activities and clinical trials and regulatory approvals. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs, efforts to achieve regulatory approval and preparation for commercialization.

Funds generated from our operations will be insufficient to enable us to bring our product currently under development to commercialization. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including inflation, interest rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. Further, the maturity date of our Convertible Term Loan could accelerate in certain circumstances related to the timing of our submission and the FDA's acceptance of a New Drug Application, or NDA. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

As of March 31, 2024, the principal amounts due under our debt instruments (including the Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $17.6 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. The Convertible Term Loan matures on December 22, 2024, but the Debt Agreement contains maturity acceleration clauses. In the event we fail to receive a Filing Communication that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, on or prior to July 31, 2024, the maturity date shall be August 1, 2024 or in the event we receive a Filing Communication with respect to cytisinicline for a smoking cessation indication on or prior to August 14, 2024, but where such Filing Communication specifies any material deficiencies or material filing review issues with respect to such NDA, the maturity date shall be August 15, 2024; provided, further, that in the event we have submitted the NDA on or prior to June 30, 2024, each of the maturity dates listed above shall be extended by one calendar month. In light of our recent discussions with the FDA and our current plans for the submission of an NDA for cytisinicline, if we are unable to secure a waiver or renegotiate the terms of the Debt Agreement, we expect that the Convertible Term Loan will mature on August 1, 2024. If we are at any time unable to service our indebtedness, we may be required to attempt to renegotiate the terms of the loan, seek to refinance all or a portion of the loan or seek additional financing. We and the Lenders have entered into a non-binding Term Sheet for an extension of the maturity date for the Convertible Term Loan, but there is no guarantee that we will enter into a definitive agreement with the Lenders on these terms or any at all. In light of our recent discussions with the FDA and our current plans for the submission of an NDA for cytisinicline, if we are unable to secure a waiver or renegotiate the terms of the Debt Agreement, we expect that the Convertible Term Loan will mature on August 1, 2024. We are exploring alternative options, including with other lenders for facilities that could replace, in whole or part, the current Convertible Term Loan, but there is no guarantee we will be able to find alternative options or other lenders who are willing to lend to us on favorable terms, or at all. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

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

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine addiction by interacting with nicotine receptors in the brain, reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied in two company-sponsored randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical studies that randomized a total of 1,602 adult smokers in 37 study sites across the United States.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive chairman Richard Stewart and our executive officers John Bencich, Cindy Jacobs, Anthony Clarke, Jaime Xinos and Craig Donnelly. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Bencich, Dr. Jacobs, Dr. Clarke, Ms. Xinos and Mr. Donnelly, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

We rely on third-party contract manufacturing organizations, or CMOs, to package the cytisinicline used in our clinical trials. If any of these CMO’s fail to timely deliver the supplies needed, then our clinical studies could be delayed materially. Third-party manufacturers may fail to perform under their contractual obligations or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

Our business plan relies heavily on third-party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for cytisinicline. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely affected.

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

Cytisinicline is not eligible for composition of matter patents in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as an herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over third-party manufacturers, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

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

It is illegal to sell unapproved prescription medicines in the United States. Sopharma’s cytisinicline brand is currently approved for sale in certain Central and Eastern European countries. Cytisinicline has not yet received a marketing approval from the FDA, and we intend to conduct the requisite clinical trials to obtain approval for the marketing of cytisinicline in the United States and in major global markets. We are aware that products purporting to be Sopharma’s cytisinicline brand are available, via third-party internet sites, for importation in the United States and other global markets. We have no control over the authenticity of products purchased through these sites, which may be counterfeit or sourced from distributors in Central and Eastern Europe without authorization to sell into the United States or EU.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or patent applications will be due to be paid to the USPTO and various patent agencies outside of the United States in several stages over the lifetime of the patents and applications. We have systems in place to remind us to pay these fees, and we employ and rely on reputable law firms and other professionals to effect payment of these fees to the USPTO and non-U.S. patent agencies for the patents and patent applications we own and those that we in‑license. We also employ reputable law firms and other professionals to help us comply with the various documentary and other procedural requirements with respect to the patents and patent applications that we own and those that we in‑license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

As of March 31, 2024, there were 1,928,443 shares of our common stock subject to outstanding options and 1,228,875 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of March 31, 2024, there were approximately 18,032,322 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.06 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. If these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. Furthermore, it is uncertain if and to what extent various states will conform to the enacted federal tax law or any newly enacted federal legislation. In addition, new legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Form of Common Stock Purchase Warrant (February 2024 Private Placement)	8-K	033-80623	4.1	February 29, 2024

10.1	Securities Purchase Agreement, dated as of February 28, 2024, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto	8-K	033-80623	10.1	February 29, 2024

31.1

Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 9, 2024	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)