Form 10-Q
period 2024-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2024-08-13
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 13, 2024 there were 34,341,303 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
We plan to submit a New Drug Application, or NDA, to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our completed Phase 3 ORCA-2 and ORCA-3 clinical trials and the ongoing ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$14,756	$15,546
Short-term investments [note 6]	46,557	—
Grant receivable [note 3]	—	111
Prepaid expenses and other assets	1,206	1,325
Total current assets	62,519	16,982
Right-of-use assets [note 9]	35	66
Other assets and restricted cash [note 6]	117	92
License agreement [note 4 and note 5]	1,086	1,197
Goodwill	1,034	1,034
Total assets	$64,791	$19,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550	$618
Accrued liabilities other	617	351
Contingent consideration [note 5 and note 6]	637	528
Accrued clinical liabilities	1,708	280
Accrued compensation	1,349	2,311
Current portion of long-term obligations [note 9]	37	63
Current portion of convertible debt [note 6 and note 7]	8,804	16,662
Total current liabilities	13,702	20,813
Non-current portion of convertible debt [note 6 and note 7]	8,804	—
Long-term obligations [note 9]	—	6
Total liabilities	22,506	20,819
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2024 and zero issued and outstanding at December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2024 and zero issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 34,341,303 issued and outstanding at June 30, 2024 and 21,165,760 issued and outstanding at December 31, 2023	103	90
Additional paid-in capital	222,895	164,209
Accumulated deficit	(180,706)	(165,751)
Accumulated other comprehensive income	(7)	4
Total stockholders' equity	42,285	(1,448)
Total liabilities and stockholders' equity	$64,791	$19,371

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Research and development	5,113	4,585	7,912	10,119
General and administrative	3,318	3,129	6,501	6,173
Total operating expenses	8,431	7,714	14,413	16,292
OTHER INCOME (EXPENSE)
Interest income	833	193	1,201	355
Interest expense [note 7]	(804)	(712)	(1,617)	(1,285)
Change in fair value of contingent consideration [note 5 and note 6]	(57)	—	(109)	—
Other expense	(2)	(6)	(17)	(9)
Total other expense	(30)	(525)	(542)	(939)
Net loss	$(8,461)	$(8,239)	(14,955)	(17,231)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on securities	(11)	—	(11)	—
Total other comprehensive loss	(11)	—	(11)	—
Comprehensive loss	$(8,472)	$(8,239)	(14,966)	(17,231)
Basic and diluted net loss per common share [note 8[d]]	$(0.25)	$(0.43)	$(0.50)	$(0.93)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	34,318,709	19,048,627	29,683,422	18,486,322
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(14,955)	$(17,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	114	113
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	2,742	2,275
Accrued interest on SVB convertible debt [note 7]	624	606
Accretion of discount on modification of debt	322	107
Change in fair value of contingent consideration [note 5 and note 6]	109	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	111	(245)
Prepaid expenses and other assets	61	1,517
Accounts payable	(68)	(1,299)
Accrued liabilities other	266	369
Accrued clinical liabilities	1,428	(689)
Accrued compensation	(962)	(444)
Lease obligation [note 9]	(1)	(58)
Net cash used in operating activities	(10,209)	(14,979)
Financing Activities:
Proceeds from exercise of warrants	—	227
Financing costs relating to November 2022 private placement	—	(30)
Taxes paid related to net share settlement of equity awards	(114)	(220)
Proceeds from May 2023 private placement, net of issuance costs	—	15,301
Proceeds from February 2024 private placement, net of issuance costs	56,071	—
Net cash provided by financing activities	55,957	15,278
Investing Activities:
Purchase of investments	(46,568)	—
Net cash used in investing activities	(46,568)	—
Effect of exchange rate changes on cash	—	1
Net increase/(decrease) in cash, cash equivalents and restricted cash	(820)	300
Cash, cash equivalents and restricted cash at beginning of the period	15,596	24,821
Cash, cash equivalents and restricted cash at end of the period	$14,776	$25,121

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 registered direct offering	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456
Stock-based compensation expense	—	—	—	—	1,454	—	—	1,454
Financing costs relating to February 2024 registered direct offering	—	—	—	—	(39)	—	—	(39)
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Other comprehensive income	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(8,461)	(8,461)
Balance, June 30, 2024	34,341,303	$103	—	$—	$222,895	$(7)	$(180,706)	$42,285

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443
Stock-based compensation expense	—	—	—	—	1,190	—	—	1,190
Shares issued on exercise of warrants	65,000	—	—	—	150	—	—	150
Shares issued - May 2023 registered direct offering	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(8,239)	(8,239)
Balance, June 30, 2023	21,105,760	$90	—	$—	$162,772	$4	$(153,167)	$9,699

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

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $180.7 million through June 30, 2024. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $61.3 million and a positive working capital balance of $48.8 million. For the six months ended June 30, 2024, we incurred a net loss of $15.0 million and net cash used in operating activities was $10.2 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2023 in our Annual Report on Form 10-K filed with the SEC, on March 28, 2024. Since December 31, 2023, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them other than the ones noted below under "Significant Accounting Policies" .

Significant Accounting Policies

Short-Term Investments

Short-term investments consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our short-term investments as available-for-sale and carry them at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses on the sale or impairment, if any, of these securities, are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The fair value of our marketable securities is based on quoted market prices and trade data for comparable securities.

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

The NIDA/NIH grant for ORCA-V1 was fully utilized as of the first quarter of 2024 and we have received the full amount of approximately $2.5 million in reimbursements from NIDA/NIH. We do not expect to receive any further reimbursements from this grant. For the six months ended June 30, 2024, we incurred $16,000 in qualifying research and development, or R&D, expenditures, all of which were incurred in the first quarter of 2024, under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense.

The grant award covered approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant were our Chief Medical Officer, Dr. Cindy Jacobs, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

The components of intangible assets were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,031)	$1,086	$3,117	$(1,920)	$1,197

For the three and six months ended June 30, 2024, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2023, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2024:

Year Ending December 31,
2024	112
2025	223
2026	223
2027	223
Thereafter	305
Total	$1,086

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of June 30, 2024.

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

As of June 30, 2024, the fair value of the contingent consideration was estimated to be $0.6 million. We recognized a loss of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$14,466	$—	$—	$14,466
Restricted cash	20	—	—	20
US government securities	—	27,093	—	27,093
Corporate bonds	—	18,478	—	18,478
Commercial paper	—	986	—	986
Total assets	$14,486	$46,557	$—	$61,043
Liabilities
Convertible debt	$—	17,585	$—	$17,585
Contingent consideration	—	—	637	637
Total liabilities	$—	$17,585	$637	$18,222

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2024	Cost	Gains	Losses	Fair Value
Money market securities	$14,466	$—	$—	$14,466
Total cash equivalents	$14,466	$—	$—	$14,466
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2024	Cost	Gains	Losses	Fair Value
US government securities	$27,100	$—	$(7)	$27,093
Corporate bonds	18,482	—	(4)	18,478
Commercial paper	986	—	—	986
Total short term investments	$46,568	$—	$(11)	$46,557

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of June 30, 2024, approximately $58.8 million in cash equivalents and short-term investments is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.1 million of our cash and $1.7 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 7 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the six months ended June 30, 2024 and 2023.

Fair Value of Debt

December 2021 Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	June 30, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
December 2021 Convertible Debt	$15,000	$17,608	$17,585	$15,000	$16,662	$16,652

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. At June 30, 2024 the risk adjusted discount rate was 38.0% and the probability of success was 67.2%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2024:

	Balance at	Change in	Balance at
(in thousands)	December 31, 2023	Fair Value	June 30, 2024
Contingent consideration	$528	$109	$637

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

The debt refinancing in May 2023 was recognized as a debt modification under ASU 470-50 and the associated third-party issuance costs were expensed.

As of June 30, 2024 and December 31, 2023, the Convertible Term Loan balance, including the Convertible Debt balance, was comprised of the following:

	June 30,	December 31,
	2024	2023
Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction Costs	(5)	(5)
Accrued paid-in-kind interest	2,935	2,311
Discount on modification of debt	(1,074)	(1,074)
Accretion of discount on modification of debt	752	430
	17,608	16,662

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement. The New Debt Agreement refinanced our Debt Agreement entered into on May 15, 2023. Our obligations under the Debt Agreement and Convertible Term Loan were satisfied in full and the Debt Agreement and Convertible Term Loan were terminated in connection with the entrance into the New Debt Agreement and New Convertible Term Loan (see Note 10 “Subsequent Events”).

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

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three and six months ended June 30, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Equity Award Issuances and Settlements

During the three and six months ended June 30, 2024, we did not issue any shares of common stock to satisfy stock option exercises, and we issued 113,125 shares of common stock during each of the three and six months ended June 30, 2024 to satisfy restricted stock unit settlements. During the three and six months ended June 30, 2023, we did not issue any shares of common stock to satisfy stock option exercises, and issued 139,750 shares of our common stock during each of the three and six months ended June 30, 2023 to satisfy restricted stock unit settlements.

[c] Stock options

2023 Non-Employee Director Equity Incentive Plan

As of June 30, 2024, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of June 30, 2024, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,667,416 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,489,905 were reserved for options currently outstanding, 1,115,750 for restricted stock units currently outstanding, and 61,761 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and six months ended June 30, 2024, we did not grant any inducement stock options to new employees. As of June 30, 2024, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of June 30, 2024, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of June 30, 2024, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 128 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2023	1,461,980	$12.12
Granted	466,500	4.55
Expired	(41)	24,184.44
Balance, June 30, 2024	1,928,439	$9.78

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rates	4.00%	3.60%
Expected dividend yield	0%	0%
Expected life	5.65 years	5.75 years
Expected volatility	90.15%	115.19%
Forfeiture rate	0.00%	0.00%

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$486	$403	$899	$786
General and administrative	$968	786	1,843	1,489
Total stock-based compensation	$1,454	$1,189	$2,742	$2,275

As of June 30, 2024, the total unrecognized compensation expense related to stock options granted was $3.5 million, which is expected to be recognized as expense over a period of approximately 1.62 years from June 30, 2024.

[d] Loss Per Share

For the six months ended June 30, 2024, a total of 21,219,368 shares, consisting of warrants to purchase 18,175,179 shares, options exercisable for 1,928,439 shares and 1,115,750 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2023, a total of 7,090,100 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of June 30, 2024, the outstanding Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2024, we recorded a compensation expense of $0.6 million and $1.1 million, respectively, related to these awards, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2023.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2024:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2023	507,875	$5.65
Granted	721,000	4.55
Released	(113,125)	8.26
Balance, June 30, 2024	1,115,750	$4.67

As of June 30, 2024, we had approximately $2.5 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.25 years.

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

[g] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 556,270 shares. All shares purchased under the ESPP are new share issuances. For the three and six months ended June 30, 2024, we recorded a compensation expense of $0.1 million and $0.1 million, respectively, related to the current ESPP offering period. For the three and six months ended June 30, 2023, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

During the three months ended June 30, 2024 and 2023, no shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of June 30, 2024:

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
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the 2024 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2024 Warrants and generally including a merger or consolidation with or into another person or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property and we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2024 Warrants will be entitled to receive upon exercise of such 2024 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their 2024 Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2024 Warrants. Additionally, as more fully described in the 2024 Warrants, in the event of certain fundamental transactions, the holders of the 2024 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the 2024 Warrants on the date of consummation of such transaction.

No warrants were exercised for the six months ended June 30, 2024. For the six months ended June 30, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $0.2 million. As of June 30, 2024, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$38	$38	$—	$—	$—
Total	$38	$38	$—	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and six months ended June 30, 2024 was $29,000 and $58,000, respectively, and for the three and six months ended June 30, 2023 was $28,000 and $57,000, respectively.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$15	$13	$31	$28
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	0.58 years	1.58 years	0.58 years	1.58 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2024.

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

10. SUBSEQUENT EVENTS

Contingent convertible debt

On July 25, 2024, we entered into the New Debt Agreement, with SVB and Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

The New Debt Agreement refinanced our Debt Agreement entered into on May 15, 2023 (see Note 7 “Convertible Debt”). Our obligations under the Debt Agreement and Convertible Term Loan were satisfied in full and the Debt Agreement and Convertible Term Loan were terminated in connection with the entrance into the New Debt Agreement and New Convertible Term Loan.

The New Convertible Term Loan matures on December 1, 2027, which maturity date may be extended to June 1, 2028 upon the occurrence of certain events as provided for in the New Debt Agreement. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender will further make available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we receive written notice that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion. Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until December 31, 2025. The “interest-only” period may be extended to June 30, 2026, provided that (i) after the Effective Date, but prior to December 31, 2025, we have received at least $40,000,000 in net cash proceeds from the sale and issuance of equity interests and (ii) the conditions of Additional Term Loan Event I have been satisfied.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock, or Initial Voluntary Conversion, at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Rights Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche, or Subsequent Conversion Price.

The conversion rights may be exercised at each Conversion Right Holder's option any time prior to repayment of the New Convertible Term Loan; provided, however, that a Voluntary Conversion will not be permitted without the agreement of the relevant Conversion Right Holder and us if the sum of the amount of debt to be converted; and the aggregate amount of debt previously converted pursuant to any Voluntary Conversion, divided by the aggregate of all debt that is then outstanding or that has been repaid other than by conversion exceeds 50%.

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into Conversion Shares at the Conversion Price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable Subsequent Conversion Price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the Debt Agreement) have been satisfied.

The New Convertible Term Loan may be repaid at our election and upon notice to the Agent by paying the Lender an amount equal to (i) a prepayment fee equal to (a) 3.0% of the aggregate outstanding principal balance if such prepayment occurs on or prior to the first anniversary of the New Convertible Term Loan, (b) 2.0% of the aggregate outstanding principal balance if such prepayment occurs after the first anniversary, but on or prior to the second anniversary, of the New Convertible Term Loan or (c) 1.0% of the aggregate outstanding principal balance if such prepayment occurs after the second anniversary of the New Convertible Term Loan and before the maturity date; (ii) 4.0% of the original aggregate principal amount of the New Convertible Term Loan and (iii) all other sums due and payable under the New Convertible Term Loan.

The Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement.

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we are required to register for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement within 30 days of the date of the RRA. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our focus is to address the global nicotine addiction epidemic in combustible cigarette and e-cigarette usage through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than 8.0 million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

In addition, there are approximately 11 million adults in the United States who use e-cigarettes, also known as vaping. While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2023, 2.1 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never vaped. Recently, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation allows expedited development of drugs that are intended to treat serious conditions, when preliminary clinical evidence indicates that the drug demonstrates substantial improvement over available therapies. Currently, there are no FDA approved therapies indicated specifically as an aid to nicotine e-cigarette cessation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $15.0 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $180.7 million, cash, cash equivalents and short-term investments balance of $61.3 million and a positive working capital balance of $48.8 million. For the six months ended June 30, 2024, net cash used in operating activities was $10.2 million.

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

In the third quarter of 2024, we received Breakthrough Therapy designation from the FDA for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. It provides product sponsors the ability to receive an FDA cross-disciplinary project management team for interactive communications with senior managers and expert reviewers from FDA to expedite the development of a product.

Ongoing Company-Sponsored Clinical Trial

Ongoing Open Label ORCA-OL Trial

In May 2024 we initiated the ORCA-OL open label exposure trial. The trial is designed provide long-term cytisinicline safety exposure data from subjects who currently smoke or use nicotine e-cigarettes that is required for submission of the cytisinicline New Drug Application, or NDA, and ultimately for potential approval and marketing authorization in the United States.

ORCA-OL is designed to evaluate the long-term exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. We are actively enrolling from the more than 1,700 subjects who have previously participated in the ORCA-program studies. Participants are being contacted to enroll in the ORCA-OL study if they are currently using either, or both, combustible cigarettes or nicotine containing e-cigarettes (vaping). Subjects will receive cytisinicline treatment and be monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be assessed. The necessary data from the ORCA-OL study is anticipated to be available to support an NDA submission in the first half of 2025.

Based on agreement with the FDA to follow ICH E1 guidance, results of the ORCA-OL trial are expected to meet the FDA requirement to provide safety data on a minimum of 300 subjects treated with cytisinicline for a cumulative period of six months as part of the anticipated NDA submission. Subsequently, data on at least 100 subjects treated for a total cumulative period of one year will be provided prior to potential product approval. ORCA-OL is being conducted at 29 clinical trial sites across the United States, all of which participated in previous ORCA-program clinical trials.

Recent Clinical Developments and Highlights

Completed Company-Sponsored Phase 1 Trials

Completed Phase 1 Safety Trials

Three Phase 1 clinical studies were conducted in 2022 and 2023 for the NDA: one pharmacokinetics, or PK, study to evaluate for any increased cytisinicline blood levels in subjects who have various levels of renal impairment; another PK study to determine various remaining PK parameters for the 3 mg TID cytisinicline regimen, including the timing of steady state dosing; and a cardiac safety study to evaluate for any effects of cytisinicline on QT interval prolongation. All 3 studies have been completed.

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

Completed Company-Sponsored Phase 2 Trials

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

Final study results were published in the scientific journal Nicotine and Tobacco Research in April 2021.

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

The primary endpoint for ORCA-V1 was biochemically verified continuous abstinence from nicotine e-cigarette use, measured during the last 4 weeks of treatment. Subjects who received 12 weeks of cytisinicline treatment had 2.64 times higher odds, or likelihood, to have quit vaping during the last four weeks of treatment compared to subjects who received placebo (p=0.04). The vaping cessation rate during weeks 9 through 12 was 31.8% for cytisinicline compared to 15.1% for placebo. A benefit in favor of cytisinicline was consistently observed across the secondary endpoints. Additionally, a cessation benefit was observed for cytisinicline across clinical trial sites and participant demographics such as age, gender, race, or whether they had smoked cigarettes in the past.

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

ORCA-V1 trial results were presented at the Society for Research on Nicotine and Tobacco, or SRNT, European Annual Meeting in September 2023, the SRNT U.S. Annual Meeting in March 2024, the Society of General Internal Medicine U.S. Annual Meeting in May 2024 and final study results were published in the Journal of the American Medical Association, or JAMA, Internal Medicine in May 2024.

Completed Company-Sponsored Phase 3 Clinical Trials for Smoking Cessation Indication

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

Additional analyses from the ORCA-2 trial were presented at the SRNT annual meeting in March 2023 and final study results were published in JAMA in July 2023.

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

ORCA-3 trial results were presented at the SRNT annual meeting in March 2024.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of June 30, 2024, the fair value of the contingent consideration was estimated to be $0.6 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated Financial Statements). We recognized a loss of $0.1 million for the six months ended June 30, 2024.

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

Results of Operations

For the three and six months ended June 30, 2024 and 2023

Research and development expenses

Our R&D expenses for our clinical development program for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Clinical development programs:
Cytisinicline	$5,113	$4,585	$7,912	$10,119
Total research and development expenses	$5,113	$4,585	$7,912	$10,119

R&D expenses for the three months ended June 30, 2024 increased to $5.1 million as compared to $4.6 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, R&D expenses decreased to $7.9 million as compared to $10.1 million for the six months ended June 30, 2023. The increase in expenses for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the initiation and enrollment of our ORCA-OL open label safety trial in May 2024, while both our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial were completed in the second quarter of 2023 and began to wind down in that period. The decrease in R&D expenses for the six months ended June 30, 2024, as compared to the same period in 2023 was primarily due to costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both continued fully enrolled during the first quarter of 2023 and were completed in the second quarter of 2023. This was partially offset by higher costs in the six months ended June 30, 2024 associated with our ORCA-OL trial, including planning activities and, in May 2024, initiation of the clinical trial and commencement of enrollment.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total general and administrative expenses	$3,318	$3,129	$6,501	$6,173

General and administrative expenses for the three and six months ended June 30, 2024 increased to $3.3 million and $6.5 million, respectively, from $3.1 million and $6.2 million for the three and six months ended June 30, 2023, respectively. The increase was primarily due to higher employee expenses associated with stock-based compensation and consulting costs. The increased expenses were partially offset by a decrease in legal costs associated with general corporate activities.

Total Other Income/(Expense)

Total other expenses for the three and six months ended June 30, 2024 were $30,000 and $0.5 million, respectively. Total other expenses for the three and six months ended June 30, 2023 were $0.5 million and $0.9 million. The decrease in 2024 as compared to 2023 was due to an increase in interest income as a result of a higher average cash balance and higher interest rates. This was partially offset by higher interest expense on our convertible debt as a result of higher interest rates in 2024 as compared to the same period in 2023 and compounding of the accrued paid-in-kind interest.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $180.7 million through June 30, 2024 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, pre-commercial and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2024, we had a cash, cash equivalents and short-term investment balance of $61.3 million and a positive working capital balance of $48.8 million. For the six months ended June 30, 2024, net cash used in operations was $10.2 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2025, including through potential NDA submission to the FDA for cytisinicline and the potential repayment of our outstanding debt obligations under our contingent convertible term loan.

We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, other than the Sopharma Contingent Consideration, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

The New Debt Agreement refinanced our Debt Agreement entered into on May 15, 2023 (see Note 7 “Convertible Debt” to our unaudited financial statements for the quarter ended June 30, 2024). Our obligations under the Debt Agreement and Convertible Term Loan were satisfied in full and the Debt Agreement and Convertible Term Loan were terminated in connection with the entrance into the New Debt Agreement and New Convertible Term Loan.

The New Convertible Term Loan matures on December 1, 2027, which maturity date may be extended to June 1, 2028 upon the occurrence of certain events as provided for in the New Debt Agreement. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender will further make available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we receive written notice that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion. Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until December 31, 2025, subject to extension as provided for in the New Debt Agreement. The “interest-only” period may be extended to June 30, 2026, provided, that in the event (i) after the Effective Date, but prior to December 31, 2025, we have received at least $40,000,000 in net cash proceeds from the issuance equity interests and (ii) the conditions of Additional Term Loan Event I have been satisfied.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock, or Initial Voluntary Conversion, at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Rights Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche, or Subsequent Conversion Price.

The conversion rights may be exercised at each Conversion Right Holder's option any time prior to repayment of the New Convertible Term Loan; provided, however, that a Voluntary Conversion will not be permitted without the agreement of the relevant Conversion Right Holder and us if the sum of the amount of debt to be converted; and the aggregate amount of debt previously converted pursuant to any Voluntary Conversion, divided by the aggregate of all debt that is then outstanding or that has been repaid other than by conversion exceeds 50%.

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into Conversion Shares at the Conversion Price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable Subsequent Conversion Price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the Debt Agreement) have been satisfied.

The New Convertible Term Loan may be repaid at our election and upon notice to the Agent by paying the Lender an amount equal to (i) a prepayment fee equal to (a) 3.0% of the aggregate outstanding principal balance if such prepayment occurs on or prior to the first anniversary of the New Convertible Term Loan, (b) 2.0% of the aggregate outstanding principal balance if such prepayment occurs after the first anniversary, but on or prior to the second anniversary, of the New Convertible Term Loan or (c) 1.0% of the aggregate outstanding principal balance if such prepayment occurs after the second anniversary of the New Convertible Term Loan and before the maturity date; (ii) 4.0% of the original aggregate principal amount of the New Convertible Term Loan and (iii) all other sums due and payable under the New Convertible Term Loan.

The Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement.

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we are required to register for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement within 30 days of the date of the RRA. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three and six months ended June 30, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $10.2 million compared to $15.0 million for the six months ended June 30, 2023. The decrease in cash used in operations in the 2024 period as compared to the 2023 period was was primarily due to costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both continued fully enrolled during the first quarter of 2023 and were completed in the second quarter of 2023. This was partially offset by higher costs in the six months ended June 30, 2024 associated with our ORCA-OL trial, including planning activities and, in May 2024, initiation of the clinical trial and commencement of enrollment.

Cash Provided in Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $56.0 million compared to $15.3 million for the six months ended June 30, 2023. Net cash provided by financing activities in the six months ended June 30, 2024 relates to proceeds received from the February 2024 registered direct offering. Net cash provided by financing activities in the six months ended June 30, 2023, relates to proceeds received from the May 2023 registered direct offering and from warrant exercises.

Cash Used in Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities increased to $46.6 million from nil for the six months ended June 30, 2023. Net cash used in investing activities in the three months ended June 30, 2024 was due to transactions involving marketable securities in the normal course of business.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024. For more information regarding our current contingencies and commitments, see Note 9 to the financial statements included above.

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

New Accounting Standards

See Note 2, “Accounting Policies,” of the consolidated financial statements for information related to the adoption of new accounting standards in 2024.

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

During the quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our commercialization activities and arrangements;
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

As of June 30, 2024, the principal amounts due under our debt instruments (including the New Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources”) totaled $17.6 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. The New Convertible Term Loan matures on December 1, 2027, subject to certain potential extensions. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the New Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property. If we are unable to make payment on our secured debt instruments when due, the lender under such instrument may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations. Further, if we are liquidated, the rights of the Lender to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare a default under the New Debt Agreement upon the occurrence of any event that the Lender interprets as a material adverse change as defined under the New Debt Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Further, the New Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with SVB, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on capital stock, subject to limited exceptions. The New Debt Agreement includes customary representations and warranties, events of default and termination provisions.

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

Under the terms of the New Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Within days, the FDIC assisted depositors of the bank access funds and we were able to regain full access to our cash and cash equivalents with SVB. In May 2023, First Citizens assumed all of SVB’s deposits and loans. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

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

We plan to submit an NDA to the FDA for approval of cytisinicline as an aid in treating nicotine dependence for smoking cessation, based largely on data from our completed Phase 3 ORCA-2 and ORCA-3 clinical trials and the ongoing ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.

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

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. In May 2024, we initiated the ORCA-OL trial. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

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

Clinical trials, including the ongoing ORCA-OL trial, are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Any advances of cytisinicline into clinical trials may not have favorable results or receive regulatory approval.

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trial, including the ongoing ORCA-OL trial, will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of the ongoing ORCA-OL trial, but are not limited to:

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

A Breakthrough Therapy designation by the FDA may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates. For example, the FDA has granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited the FDA review procedures and does not assure ultimate approval by the FDA. In addition, when a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product no longer meets the conditions for qualification.

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

We and our third-party manufacturers may also be impacted by new legislation and regulations relating to the manufacture of medical products. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

In July 2024, we entered into the New Debt Agreement with the Lenders for term loans of up to $20.0 million. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding New Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to (i) for the first tranche of $10.0 million, $7.00 per share, subject to customary anti-dilution adjustments and (ii) for the second and third tranches of $5.0 million each, the greater of (x) $4.854 per share, subject to customary anti-dilution adjustments, and (y) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche. Additionally, all outstanding amounts under the Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been (i) for the first tranche, equal to or greater than $24.00 for 30 consecutive trading days prior to such date and (ii) for the second and third tranches, three times the applicable conversion price for such tranche, in each case, for the 30 consecutive trading days prior to such date. We are aware that there can be no assurance that the Term Loans will be available to us for borrowing nor whether the Lender will be willing to work with us on any modifications to the current New Convertible Term Loan or the New Debt Agreement.

As of June 30, 2024, there were 1,928,439 shares of our common stock subject to outstanding options and 1,115,750 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of June 30, 2024, there were approximately 18,032,322 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.06 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. If these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 13, 2024	By:	/s/ John Bencich
John Bencich
Chief Executive Officer (Principal Executive and Financial Officer)