Form 10-Q
period 2024-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2024-11-07
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 7, 2024 there were 34,389,946 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for our manufacturing process, including to manufacture future supply of cytisinicline on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents [note 6]	$9,544	$15,546
Short-term investments [note 6]	33,367	—
Grant receivable [note 3]	—	111
Prepaid expenses and other assets	2,618	1,325
Total current assets	45,529	16,982
Other assets and restricted cash [note 6]	304	92
Right-of-use assets [note 9]	20	66
License agreement [note 4 and note 5]	1,030	1,197
Goodwill	1,034	1,034
Total assets	$47,917	$19,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,011	$618
Accrued liabilities other	898	351
Contingent consideration [note 5 and note 6]	699	528
Accrued clinical liabilities	1,745	280
Accrued compensation	2,341	2,311
Current portion of long-term obligations [note 9]	22	63
Current portion of convertible debt [note 6 and note 7]	—	16,662
Total current liabilities	6,716	20,813
Non-current portion of convertible debt [note 6 and note 7]	9,823	—
Long-term obligations [note 9]	—	6
Total liabilities	16,539	20,819
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2024 and zero issued and outstanding at December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2024 and zero issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 34,389,946 issued and outstanding at September 30, 2024 and 21,165,760 issued and outstanding at December 31, 2023	103	90
Additional paid-in capital	224,418	164,209
Accumulated deficit	(193,218)	(165,751)
Accumulated other comprehensive income	75	4
Total stockholders' equity	31,378	(1,448)
Total liabilities and stockholders' equity	$47,917	$19,371
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
EXPENSES
Research and development	7,609	3,581	15,521	13,700
General and administrative	4,857	2,991	11,358	9,164
Total operating expenses	12,466	6,572	26,879	22,864
OTHER INCOME (EXPENSE)
Interest income	673	262	1,874	617
Interest expense [note 7]	(366)	(781)	(1,983)	(2,066)
Change in fair value of contingent consideration [note 5 and note 6]	(62)	—	(171)	—
Loss on extinguishment of 2023 SVB convertible term loan [note 7]	(283)	—	(283)	—
Other expense	(8)	(17)	(25)	(26)
Total other expense	(46)	(536)	(588)	(1,475)
Net loss	$(12,512)	$(7,108)	(27,467)	(24,339)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on securities	82	—	71	—
Total other comprehensive loss	82	—	71	—
Comprehensive loss	$(12,430)	$(7,108)	(27,396)	(24,339)
Basic and diluted net loss per common share [note 8[d]]	$(0.36)	$(0.34)	$(0.88)	$(1.26)
Weighted average shares used in computation of basic and diluted net loss per common share [note 8[d]]	34,355,050	21,127,281	31,251,997	19,376,316
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss	$(27,467)	$(24,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	171	171
Stock-based compensation [note 8[c], note 8[e], note 8[f] and note 8[g]]	4,082	3,449
Shares issued as settlement with trade vendor	—	273
Accrued interest on 2023 SVB convertible term loan [note 7]	799	910
Amortization of 2024 SVB convertible term loan transaction costs [note 7]	9	—
Accretion of discount on modification of debt	365	268
Loss on extinguishment of 2023 SVB convertible term loan	283	—
Change in fair value of contingent consideration [note 5 and note 6]	171	—
Changes in operating assets and liabilities:
Grant receivable [note 3]	111	22
Prepaid expenses and other assets	(1,539)	618
Accounts payable	393	(1,022)
Accrued liabilities other	547	310
Accrued clinical liabilities	1,465	(739)
Accrued compensation	30	22
Lease obligation [note 9]	(1)	(58)
Net cash used in operating activities	(20,581)	(20,115)
Financing Activities:
Proceeds from exercise of warrants	—	227
Financing costs relating to November 2022 private placement	—	(30)
Taxes paid related to net share settlement of equity awards	(114)	(220)
Proceeds from May 2023 registered direct offering, net of issuance costs	—	15,301
Proceeds from February 2024 registered direct offering, net of issuance costs	56,076	—
Proceeds from employee share purchase plan	178	—
Repayment of 2023 SVB convertible term loan [note 7]	(18,109)	—
Receipt of 2024 SVB convertible term loan less transaction costs [note 7]	9,814	—
Net cash provided by financing activities	47,845	15,278
Investing Activities:
Purchase of property and equipment	—	(15)
Purchase of investments	(46,957)	—
Maturities of investments	13,660
Net cash used in investing activities	(33,297)	(15)
Effect of exchange rate changes on cash	1	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	(6,032)	(4,852)
Cash, cash equivalents and restricted cash at beginning of the period	15,596	24,821
Cash, cash equivalents and restricted cash at end of the period	$9,564	$19,969

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 registered direct offering	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456
Stock-based compensation expense	—	—	—	—	1,454	—	—	1,454
Financing costs relating to February 2024 registered direct offering	—	—	—	—	(39)	—	—	(39)
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Other comprehensive income	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(8,461)	(8,461)
Balance, June 30, 2024	34,341,303	$103	—	$—	$222,895	$(7)	$(180,706)	$42,285
Stock-based compensation expense	—	—	—	—	1,340	—	—	1,340
Financing costs relating to February 2024 registered direct offering	—	—	—	—	5	—	—	5
Shares issued under employee share purchase plan	48,643	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(12,512)	(12,512)
Balance, September 30, 2024	34,389,946	$103	—	$—	$224,418	$75	$(193,218)	$31,378

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	$87	—	$—	$144,148	$4	$(135,936)	$8,303
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Shares issued on exercise of warrants	33,333	—	—	—	77	—	—	77
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(8,992)	(8,992)
Balance, March 31, 2023	17,930,362	$87	—	$—	$145,280	$4	$(144,928)	$443
Stock-based compensation expense	—	—	—	—	1,190	—	—	1,190
Shares issued on exercise of warrants	65,000	—	—	—	150	—	—	150
Shares issued - May 2023 registered direct offering	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	—	—	(8,239)	(8,239)
Balance, June 30, 2023	21,105,760	$90	—	$—	$162,772	$4	$(153,167)	$9,699
Stock-based compensation expense	—	—	—	—	1,174	—	—	1,174
Shares issued as settlement with trade vendor	60,000	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(7,108)	(7,108)
Balance, September 30, 2023	21,165,760	$90	—	$—	$164,219	$4	$(160,275)	$4,038

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a late-stage pharmaceutical company dedicated to the global development and commercialization of cytisinicline for the treatment of nicotine dependence. We were incorporated in the state of Delaware, and operate out of Seattle, Washington and Vancouver, British Columbia.

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $193.2 million through September 30, 2024. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $42.9 million and a positive working capital balance of $38.8 million. For the nine months ended September 30, 2024, we incurred a net loss of $27.5 million and net cash used in operating activities was $20.6 million.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we advance our product candidate in clinical development and support future commercialization.

We are required to keep substantially all of our cash and cash equivalents with a single financial institution, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or FCB, which we refer to as SVB, as required by the covenants of our New Debt Agreement (Note 6 – Fair Value Measurements - Concentration of Cash and Cash Equivalents Risk and Note 7 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the nine months ended September 30, 2024 and 2023.

These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2023 in our Annual Report on Form 10-K filed with the SEC, on March 28, 2024. Since December 31, 2023, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them other than the ones noted below under "Significant Accounting Policies."

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

The NIDA/NIH grant for ORCA-V1 was fully utilized as of the first quarter of 2024 and we have received the full amount of approximately $2.5 million in reimbursements from NIDA/NIH. We do not expect to receive any further reimbursements from this grant. For the nine months ended September 30, 2024, we incurred $16,000 in qualifying R&D expenditures, all of which were incurred in the first quarter of 2024, under the NIDA/NIH grant, which has been recorded as a reduction in R&D expense.

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

The components of intangible assets were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,087)	$1,030	$3,117	$(1,920)	$1,197

For the three and nine months ended September 30, 2024, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024:

Year Ending December 31,
2024	56
2025	223
2026	223
2027	223
Thereafter	305
Total	$1,030

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of September 30, 2024.

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

As of September 30, 2024, the fair value of the contingent consideration was estimated to be $0.7 million. We recognized a loss of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$9,262	$—	$—	$9,262
Restricted cash	20	—	—	20
US government securities	—	16,126	—	16,126
Corporate bonds	—	17,241	—	17,241
Total assets	$9,282	$33,367	$—	$42,649
Liabilities
Convertible debt	$—	9,375	$—	$9,375
Contingent consideration	—	—	699	699
Total liabilities	$—	$9,375	$699	$10,074

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2024	Cost	Gains	Losses	Fair Value
Money market securities	$9,262	$—	$—	$9,262
Total cash equivalents	$9,262	$—	$—	$9,262
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2024	Cost	Gains	Losses	Fair Value
US government securities	$16,093	$—	$34	$16,127
Corporate bonds	17,203	—	37	17,240
Total short term investments	$33,296	$—	$71	$33,367

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of September 30, 2024, approximately $40.4 million in cash equivalents and short-term investments is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.1 million of our cash and $1.7 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 7 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the nine months ended September 30, 2024 and 2023.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	September 30, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2023 SVB Convertible Debt	$—	$—	$—	$15,000	$16,662	$16,652

	September 30, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$10,000	$9,823	$9,375	$—	$—	$—

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of September 30, 2024 the risk adjusted discount rate was 38.0% and the probability of success was 67.2%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the nine months ended September 30, 2024:

	Balance at	Change in	Balance at
(in thousands)	December 31, 2023	Fair Value	September 30, 2024
Contingent consideration	$528	$171	$699

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

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with SVB, a division of FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

The New Debt Agreement refinanced the Debt Agreement. Our obligations under the Debt Agreement and Convertible Term Loan were satisfied in full and the Debt Agreement and Convertible Term Loan were terminated in connection with the entrance into the New Debt Agreement and New Convertible Term Loan.

The New Convertible Term Loan matures on December 1, 2027, which maturity date may be extended to June 1, 2028 upon the occurrence of certain events as provided for in the New Debt Agreement. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender will further make available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we receive written notice that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion. Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until December 31, 2025, subject to extension as provided for in the New Debt Agreement. The “interest-only” period may be extended to June 30, 2026, if (i) prior to December 31, 2025, we have received at least $40,000,000 in net cash proceeds from the issuance equity interests and (ii) the conditions of Additional Term Loan Event I (as defined in the New Debt Agreement) have been satisfied.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

The conversion rights may be exercised at each Conversion Right Holder's option any time prior to repayment of the New Convertible Term Loan; provided, however, that the Conversion Right Holders will not be permitted to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan without the agreement of the relevant Conversion Right Holder and us if the sum of the amount of debt to be converted; and the aggregate amount of debt previously converted pursuant to any such voluntary conversion, divided by the aggregate of all debt that is then outstanding or that has been repaid other than by conversion exceeds 50%.

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into shares of our common stock at the applicable conversion price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable conversion price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the New Debt Agreement) have been satisfied.

The New Convertible Term Loan may be repaid at our election and upon notice to the Agent (as defined in the New Debt Agreement) by paying the Lender an amount equal to (i) a prepayment fee equal to (a) 3.0% of the aggregate outstanding principal balance if such prepayment occurs on or prior to the first anniversary of the New Convertible Term Loan, (b) 2.0% of the aggregate outstanding principal balance if such prepayment occurs after the first anniversary, but on or prior to the second anniversary, of the New Convertible Term Loan or (c) 1.0% of the aggregate outstanding principal balance if such prepayment occurs after the second anniversary of the New Convertible Term Loan and before the maturity date; (ii) 4.0% of the original aggregate principal amount of the New Convertible Term Loan and (iii) all other sums due and payable under the New Convertible Term Loan.

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

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we are required to register for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

Under ASU 2020-06 the embedded conversion feature was not required to be bifurcated and recognized separately, as a result the convertible debt including the conversion feature has been recognized as a single unit of debt.

The debt refinancing under the New Debt Agreement was recognized as an extinguishment of debt under ASC 470-50, and the difference between the reacquisition price and carrying value was recognized on the Consolidated Statement of Loss as a loss on extinguishment of debt. Associated third-party issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of September 30, 2024 and December 31, 2023, the Convertible Term Loan and New Convertible Term Loan balances were comprised of the following:

	September 30,	December 31,
	2024	2023
Convertible Term Loan Information
Principal	$—	$15,000
Transaction costs	—	(5)
Accrued paid-in-kind interest	—	2,311
Discount on modification of debt	—	(1,074)
Accretion of discount on modification of debt	—	430
	—	16,662

	September 30,	December 31,
	2024	2023
New Convertible Term Loan Information
Principal	$10,000	$—
Transaction costs	(186)	—
Amortization of transaction costs	9	—
	9,823	—

8. COMMON STOCK

[a] Authorized

150,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

[b] Issued and outstanding shares

Virtu At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three and nine months ended September 30, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Jefferies Open Market Sales Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three and nine months ended September 30, 2024, we did not sell any shares under the Sale Agreement. As of September 30, 2024, we had $50.0 million available under the Sale Agreement.

Equity Award Issuances and Settlements

During the three and nine months ended September 30, 2024, we did not issue any shares of common stock to satisfy stock option exercises. During the three and nine months ended September 30, 2024 we issued zero and 113,125 shares of common stock, respectively, to satisfy restricted stock unit settlements. During the three and nine months ended September 30, 2023, we did not issue any shares of common stock to satisfy stock option exercises. During the three and nine months ended September 30, 2023 we issued zero and 139,750 shares of common stock, respectively, to satisfy restricted stock unit settlements.

[c] Stock options

2023 Non-Employee Director Equity Incentive Plan

As of September 30, 2024, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of September 30, 2024, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,667,416 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,489,905 were reserved for options currently outstanding, 1,115,750 for restricted stock units currently outstanding, and 61,761 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and nine months ended September 30, 2024, we did not grant any inducement stock options to new employees. As of September 30, 2024, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of September 30, 2024, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of September 30, 2024, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 103 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

Under the 2010 Plan we granted options to purchase shares of common stock and restricted stock units to our employees, directors, officers and consultants. The exercise price of the options was determined by our Board and was at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2010 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, is determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2023	1,461,980	$12.12
Granted	466,500	4.55
Expired	(66)	17,565.33
Balance, September 30, 2024	1,928,414	$9.69

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

The results for the periods set forth below included share-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$416	$387	$1,315	$1,173
General and administrative	$924	787	2,767	2,276
Total stock-based compensation	$1,340	$1,174	$4,082	$3,449

As of September 30, 2024, the total unrecognized compensation expense related to stock options granted was $2.4 million, which is expected to be recognized as expense over a period of approximately 1.49 years from September 30, 2024.

[d] Loss Per Share

For the nine months ended September 30, 2024, a total of 21,219,343 shares, consisting of warrants to purchase 18,175,179 shares, options exercisable for 1,928,414 shares and 1,115,750 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2023, a total of 7,090,100 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of September 30, 2024, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

[e] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2024, we recorded a compensation expense of $0.2 million and $1.4 million, respectively, related to these awards, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2023.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2024:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2023	507,875	$5.65
Granted	721,000	4.55
Released	(113,125)	8.26
Balance, September 30, 2024	1,115,750	$4.67

As of September 30, 2024, we had approximately $2.2 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.00 years.

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

[g] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 507,627 shares. All shares purchased under the ESPP are new share issuances. For the three and nine months ended September 30, 2024, we recorded a compensation expense of nil and $0.1 million, respectively, related to the current ESPP offering period. For the three and nine months ended September 30, 2023, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

During the three months ended September 30, 2024 no shares were issued under the ESPP, and during the nine months ended September 30, 2024 48,643 shares were issued under the ESPP. During the three and nine months ended September 30, 2023 no shares were purchased under the ESPP.

[h] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of September 30, 2024:

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

No warrants were exercised for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per share price of $2.31, for proceeds of $0.2 million. As of September 30, 2024, all of our outstanding warrants were classified as equity.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$22	$22	$—	$—	$—
Total	$22	$22	$—	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and nine months ended September 30, 2024 was $29,000 and $0.1 million, respectively, and for the three and nine months ended September 30, 2023 was $29,000 and $0.1 million, respectively.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$16	$15	$47	$43
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	0.33 years	1.33 years	0.33 years	1.33 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2024.

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

In addition, there are approximately 11 million adults in the United States who use e-cigarettes, also known as vaping. While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2024, 1.6 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never vaped. Recently, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation allows expedited development of drugs that are intended to treat serious conditions, when preliminary clinical evidence indicates that the drug demonstrates substantial improvement over available therapies. Currently, there are no FDA approved therapies indicated specifically as an aid to nicotine e-cigarette cessation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $27.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $193.2 million, cash, cash equivalents and short-term investments balance of $42.9 million and a positive working capital balance of $38.8 million. For the nine months ended September 30, 2024, net cash used in operating activities was $20.6 million.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. In addition, current macroeconomic conditions have caused turmoil in the banking sector. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

Cytisinicline Regulatory Progress

In the fourth quarter of 2023, we initiated our pre-NDA discussions with the FDA regarding the adequacy of our efficacy and safety information for proceeding with an NDA submission. The FDA expressed support for an NDA submission based on adequate data to assess for efficacy from our two completed randomized and controlled Phase 3 trials. In addition, the FDA advised that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission anticipated in the second quarter of 2025.

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

Ongoing Company-Sponsored Clinical Trial

Ongoing Open Label ORCA-OL Trial

In May 2024 we initiated the ORCA-OL open label exposure trial. The trial is designed to provide long-term cytisinicline safety exposure data from subjects who currently smoke or use nicotine e-cigarettes that is required for submission of the cytisinicline New Drug Application, or NDA, and ultimately for potential approval and marketing authorization in the United States.

ORCA-OL is designed to evaluate the long-term exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. In October 2024, we announced that the trial completed enrollment of 479 subjects at 29 clinical trial sites across the United States. We enrolled subjects who had previously participated in the ORCA-program studies. Participants were contacted to enroll in the ORCA-OL study if they were currently using either, or both, combustible cigarettes or nicotine containing e-cigarettes (vaping). Subjects will receive cytisinicline treatment and be monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be assessed. The necessary data from the ORCA-OL study is anticipated to be available in the first quarter of 2025 to support an NDA submission in the second quarter of 2025.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of September 30, 2024, the fair value of the contingent consideration was estimated to be $0.7 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated Financial Statements). We recognized a loss of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024.

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

Results of Operations

For the three and nine months ended September 30, 2024 and 2023

Research and development expenses

Our R&D expenses for our clinical development program for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Clinical development programs:
Cytisinicline	$7,609	$3,581	$15,521	$13,700
Total research and development expenses	$7,609	$3,581	$15,521	$13,700

R&D expenses for the three months ended September 30, 2024 increased to $7.6 million as compared to $3.6 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, R&D expenses increased to $15.5 million as compared to $13.7 million for the nine months ended September 30, 2023. The increase in expenses for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to the initiation, in May 2024, and ramp up of enrollment of our ORCA-OL open label safety trial. This increase was partially offset by a reduction in costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both were completed in the second quarter of 2023.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total general and administrative expenses	$4,857	$2,991	$11,358	$9,164

General and administrative expenses for the three and nine months ended September 30, 2024 increased to $4.9 million and $11.4 million, respectively, from $3.0 million and $9.2 million for the three and nine months ended September 30, 2023, respectively. The increase in expenses for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to higher employee expenses, including severance costs, consulting costs, and legal expenses associated with patent activities and general corporate activities.

Interest Income

Total interest income for the three and nine months ended September 30, 2024 was $0.7 million and $1.9 million, respectively, compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The increase in interest income for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to higher average cash balances throughout 2024 and higher interest rates.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2024 was $0.4 million and $2.0 million, respectively, compared to $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. The decrease in interest expense for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was due to a lower principal balance on our New Convertible Term Loan, relative to the Convertible Term Loan, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (see "Liquidity and Capital Resources" below).

Change in fair value of contingent consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 6 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated Financial Statements).

For the three and nine months ended September 30, 2024 we recognized a loss of $0.1 million and $0.2 million, respectively.

Loss on extinguishment of 2023 SVB convertible term loan

The debt refinancing under the New Debt Agreement was recognized as an extinguishment of debt under ASU 470-50. The difference between the reacquisition price and carrying value was recognized on the Consolidated Statement of Loss as a loss on extinguishment of debt.

For each of the three and nine months ended September 30, 2024, we incurred a loss on extinguishment of debt of $0.3 million.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $193.2 million through September 30, 2024 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, pre-commercial and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2024, we had a cash, cash equivalents and short-term investment balance of $42.9 million and a positive working capital balance of $38.8 million. For the nine months ended September 30, 2024, net cash used in operations was $20.6 million. We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2025, including through potential NDA submission to the FDA for cytisinicline.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused turmoil in the banking sector. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

The New Debt Agreement refinanced the Debt Agreement. Our obligations under the Debt Agreement and Convertible Term Loan were satisfied in full and the Debt Agreement and Convertible Term Loan were terminated in connection with the entrance into the New Debt Agreement and New Convertible Term Loan.

The New Convertible Term Loan matures on December 1, 2027, which maturity date may be extended to June 1, 2028 upon the occurrence of certain events as provided for in the New Debt Agreement. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender will further make available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we receive written notice that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion. Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until December 31, 2025, subject to extension as provided for in the New Debt Agreement. The “interest-only” period may be extended to June 30, 2026, if (i) prior to December 31, 2025, we have received at least $40,000,000 in net cash proceeds from the issuance equity interests and (ii) the conditions of Additional Term Loan Event I (as defined in the New Debt Agreement) have been satisfied.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

The conversion rights may be exercised at each Conversion Right Holder's option any time prior to repayment of the New Convertible Term Loan; provided, however, that the Conversion Right Holders will not be permitted to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan without the agreement of the relevant Conversion Right Holder and us if the sum of the amount of debt to be converted; and the aggregate amount of debt previously converted pursuant to any such voluntary conversion, divided by the aggregate of all debt that is then outstanding or that has been repaid other than by conversion exceeds 50%.

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into shares of our common stock at the applicable conversion price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable conversion price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the New Debt Agreement) have been satisfied.

The New Convertible Term Loan may be repaid at our election and upon notice to the Agent (as defined in the New Debt Agreement) by paying the Lender an amount equal to (i) a prepayment fee equal to (a) 3.0% of the aggregate outstanding principal balance if such prepayment occurs on or prior to the first anniversary of the New Convertible Term Loan, (b) 2.0% of the aggregate outstanding principal balance if such prepayment occurs after the first anniversary, but on or prior to the second anniversary, of the New Convertible Term Loan or (c) 1.0% of the aggregate outstanding principal balance if such prepayment occurs after the second anniversary of the New Convertible Term Loan and before the maturity date; (ii) 4.0% of the original aggregate principal amount of the New Convertible Term Loan and (iii) all other sums due and payable under the New Convertible Term Loan.

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

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we are required to register for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

Virtu At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Since entry into the ATM, through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the three and nine months ended September 30, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Jefferies Open Market Sales Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three and nine months ended September 30, 2024, we did not sell any shares under the Sale Agreement. As of September 30, 2024, we had $50.0 million available under the Sale Agreement.

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $20.6 million compared to $20.1 million for the nine months ended September 30, 2023. The increase in cash used in operations in the 2024 period as compared to the 2023 period was due to higher R&D expenses associated with initiation, in May 2024, and ramp up of enrollment of our ORCA-OL trial and timing of required upfront prepayments by our clinical vendors. This was partially offset by reduced costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both were completed in the second quarter of 2023.

Cash Provided in Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $47.8 million compared to $15.3 million for the nine months ended September 30, 2023. Net cash provided by financing activities in the nine months ended September 30, 2024 relates to proceeds received from the February 2024 registered direct offering, the New Convertible Term Loan associated with the refinancing transaction, and stock sales under our employee stock purchase plan. This was partially offset by repayment of our Convertible Term Loan associated with the refinancing transaction in July 2024. Net cash provided by financing activities in the nine months ended September 30, 2023, relates to proceeds received from the May 2023 registered direct offering and from warrant exercises.

Cash Used in Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities increased to $33.3 million from $15,000 for the nine months ended September 30, 2023. Net cash used in investing activities in the nine months ended September 30, 2024 was due to transactions involving marketable securities in the normal course of business.

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

During the quarter ended September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including inflation, interest rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused turmoil in the banking sector. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

As of September 30, 2024, the principal amounts due under our debt instruments (including the New Debt Agreement, as further described under the section entitled “Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources”) totaled $10.0 million.

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

Our single product candidate, cytisinicline, has been in-licensed from a third party, Sopharma, a Bulgarian third-party supplier. Pursuant to a supply agreement with Sopharma, Sopharma is currently the exclusive supplier of cytisinicline and cytisinicline active pharmaceutical ingredients (API). We plan to engage other third parties for our manufacturing process, including, if cytisinicline is approved, to manufacture cytisinicline on a commercial scale, with tableting, blistering and packaging. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma.

Sopharma currently manufactures all of its cytisinicline API in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisinicline program. If the supply agreement with Sopharma is terminated or if Sopharma is otherwise unable to meet its obligations under the supply agreement, we will need to secure alternative supply and manufacturing capabilities for cytisinicline and/or cytisinicline API, which we may not be able to do on commercially viable terms or at all and would likely delay development, regulatory approval and commercialization.

The development of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from the seeds of trees and shrubs from the Faboideae subfamily of plant species, which grow in the mountains of Southern Europe and other limited locations around the world. We have and will continue to pursue alternative sources for cytisinicline, including synthetic routes, however, all of the cytisinicline sourced to date for our product candidate has been from natural sources and there is no guarantee that any potential synthetic route developed will be commercially viable. We currently secure cytisinicline exclusively from Sopharma. There can be no assurances that trees and shrubs from the Faboideae subfamily of plant species will continue to grow in sufficient quantities around the world to meet our forecasts or commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline.

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

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. We initiated the ORCA-OL trial in May 2024 and in October 2024 we announced the completion of enrollment of 479 subjects. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

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

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Faboideae subfamily of plant species depends on the availability of natural resources, including sufficient rainfall. Sopharma, our supplier of cytisinicline, could be adversely affected if it experiences a shortage of fresh water due to droughts or if it experiences other adverse weather conditions in the locations where cytisinicline is sourced. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages, which could have a material adverse effect on our business, financial condition and results of operations.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations and corresponding foreign regulatory manufacturing requirements. As such, we, Sopharma and other contract manufacturers, if any, will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application. Sopharma currently does not have FDA approval of its facilities in Bulgaria. If Sopharma or our other contract manufacturers fail to maintain cGMP compliance or fail inspections with the FDA and other regulators, then our business could severely be harmed.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive chairman Thomas B. King, and our executive officers Richard Stewart, Cindy Jacobs, Jaime Xinos and Jerry Wan. In addition, although we have entered into employment agreements with each of Mr. King, Mr. Stewart, Dr. Jacobs, Ms. Xinos and Mr. Wan, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

We will need to expand our organization as we prepare for potential commercialization of cytisinicline, which may require us to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We do not currently have a commercial infrastructure, and we may not be able to successfully develop a commercial infrastructure to support the commercialization of cytisinicline on the timeline needed, or at all. Commercialization requires significantly greater financial and organizational resources, which may not be available to us. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Expanded growth and commercialization requires significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our growth or commercialize plans, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth and commercialization.

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

We currently rely on Sopharma to package the cytisinicline used in our clinical trials. If Sopharma fails to timely deliver the supplies needed, then our clinical studies could be delayed materially. Sopharma may fail to perform under their contractual obligations or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials.

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

We and our third-party manufacturers may also be impacted by new legislation and regulations relating to the manufacture of medical products. For example, legislation has been introduced and passed in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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
•
the ability of us to establish a commercial infrastructure and complete other pre-commercialization and commercialization tasks to necessary to successfully commercialize cytisinicline should it be approved by the FDA;
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
•
general market or macroeconomic conditions and geopolitical conditions, including the current global economic recession, inflation and interest rates, and the increasingly volatile global economic conditions resulting from global conflicts;
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

In July 2024, we entered into the New Debt Agreement with the Lenders for term loans of up to $20.0 million. Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding New Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to (i) for the first tranche of $10.0 million, $7.00 per share, subject to customary anti-dilution adjustments and (ii) for the second and third tranches of $5.0 million each, the greater of (x) $4.854 per share, subject to customary anti-dilution adjustments, and (y) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche. Additionally, all outstanding amounts under the New Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been (i) for the first tranche, equal to or greater than $24.00 for 30 consecutive trading days prior to such date and (ii) for the second and third tranches, three times the applicable conversion price for such tranche, in each case, for the 30 consecutive trading days prior to such date. We are aware that there can be no assurance that the New Convertible Term Loan will be available to us for borrowing nor whether the Lender will be willing to work with us on any modifications to the current New Convertible Term Loan or the New Debt Agreement.

As of September 30, 2024, there were 1,928,414 shares of our common stock subject to outstanding options and 1,115,750 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of September 30, 2024, there were approximately 18,032,322 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.06 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. If these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

The sale of additional shares of our common stock, the conversion of the New Convertible Term Loan into shares of our common stock, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, or the settlement of our restricted stock units would have a dilutive impact on our existing stockholders and could cause the market price of our common stock to decline significantly. Sales of our common stock, the conversion of the New Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could also encourage short sales by third parties, which could contribute to the further decline of the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock, the conversion of the New Convertible Term Loan, the exercise of any of our outstanding warrants, the exercise of any of our outstanding options, the settlement of our restricted stock units or the perception that such events will occur, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Contingent Convertible Debt Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.1	July 29, 2024

10.2	Registration Rights Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.2	July 29, 2024

10.3	Separation and Release Agreement, dated August 26, 2024, between Achieve Life Sciences, Inc. and John Bencich					X

10.4	Executive Employment Agreement, dated August 26, 2024, between Achieve Life Sciences, Inc. and Thomas B. King					X

10.5	Open Market Sale AgreementSM, dated September 27, 2024, between Achieve Life Sciences, Inc. and Jefferies LLC	8-K	033-80623	1.1	September 27, 2024

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 7, 2024	By:	/s/ Richard Stewart
Richard Stewart
Chief Executive Officer (Principal Executive and Financial Officer)