Form 10-K
period 2024-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2025-03-11
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $144,081,005 computed with reference to the price at which the Common Stock was last sold on June 28, 2024. As of March 11, 2025, 34,685,072 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
timing and plans for the expansion of our focus to develop cytisinicline for other forms of nicotine dependence;
•
timing and amount of future contractual payments, product revenue and operating expenses;
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including fluctuating inflation, interest and tariff rates, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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
•
The development and commercialization of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.
•
We currently exclusively rely on Sopharma AD, or Sopharma, to manufacture cytisinicline for use in clinical trials. We plan to engage other third parties for our manufacturing processes, including to manufacture future supply of cytisinicline on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.
•
We plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the marketing approval of cytisinicline as a drug therapy in treating nicotine dependence for smoking cessation, based largely on data from our completed Phase 3 ORCA-2 and ORCA-3 clinical trials and the ongoing ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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
•
It is difficult to evaluate our current business, predict our prospects and forecast our financial performance and growth.
•
We face substantial competition, and our competitors may discover, develop or commercialize products faster or more successfully than us.

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a late-stage clinical specialty pharmaceutical company with a sole mission to address the global nicotine dependence epidemic in combustible cigarette and e-cigarette usage through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes and an estimated 11 million adults in the United States who utilize e-cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain highly addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2024, 1.6 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never used e-cigarettes. Recently, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy Designation is a process that expedites the development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and have preliminary clinical evidence indicating substantial improvement over existing therapies. Currently, there are no FDA approved drug therapies indicated specifically as an aid to nicotine e-cigarette cessation. We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users.

We expect to file a New Drug Application, or NDA, with the FDA for treatment of nicotine dependence for smoking cessation at the end of the second quarter of 2025. If approved, cytisinicline will become the first new prescription medicine in nearly two decades for smoking cessation. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile, and a shorter therapy duration, as demonstrated in clinical trials. Dependent on availability of funding, we intend to initiate Phase 3 clinical development of cytisinicline for nicotine dependence for e-cigarettes/vaping in the first half of 2026, which we expect to complete approximately 12 months after initiation, and may explore additional indications for the treatment of nicotine dependence in the future.

Cytisinicline as our Product Candidate

Our product candidate, cytisinicline, is a naturally occurring, plant-based alkaloid. In 2018, the U.S. Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action, being both a receptor agonist and antagonist. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence and has not been approved by the FDA for any indication in the United States.

Cytisinicline as a 25-day downward titration regimen is an established smoking cessation treatment that has been approved and marketed in Central and Eastern Europe by Sopharma AD, or Sopharma, for over 20 years. It is estimated that over 20 million people have used Sopharma’s cytisinicline product to help treat nicotine dependence. We have developed an improved dosage, formulation, and simpler treatment schedule. The administration of our cytisinicline has demonstrated robust efficacy with minimal levels of adverse events in two randomized placebo-controlled Phase 3 studies. We have an exclusive license and a supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territories, which are predominately located in Central and Eastern Europe.

Cytisinicline Mechanism of Action

Cytisinicline binds with high affinity to the alpha-4 beta-2, or α4β2, nicotinic acetylcholine receptors in the brain. The α4β2 nicotinic receptor is a well-understood target in dependence. When nicotine binds to this receptor, it causes dopamine to be released in the mid-brain, reinforcing the dopamine reward system. This receptor has been implicated in the development and maintenance of nicotine dependence. Cytisinicline is believed to act as a partial agonist/antagonist binding to α4β2 nicotinic receptors in the brain and is thought to have two potential consequences in treating nicotine dependence. First, the partial agonism maintains some release of dopamine (albeit at a very reduced level than that stimulated by nicotine) and therefore reduces nicotine craving, and second, the partial antagonism prevents nicotine binding so that nicotine no longer induces the same pleasure or reward stimulation.

Cytisinicline Opportunity

We have an exclusive license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam.

We are developing cytisinicline as a drug therapy in treating nicotine dependence for smoking cessation and e-cigarette cessation which would address the limitations of both prescription drugs and of Over-the-Counter, or OTC, products.

We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a new, safe and effective smoking cessation treatment. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of robust efficacy, minimal frequency of side effects and optional shorter course of therapy, as shown in two randomized placebo-controlled Phase 3 studies. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the United States and subsequently to other countries outside of Sopharma’s territory.

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

In November 2019, we held a type C meeting with the FDA to review results from our Phase 2 ORCA-1 study and our revisions to the Phase 3 clinical program using a simplified 3 mg tablet administered three times a day, or TID, dosing schedule. The FDA agreed that the 3 mg TID dosing schedule was acceptable for our Phase 3 clinical program. In March 2019, we had also initiated our Phase 1 clinical study to assess for dose limiting adverse effects, or AEs, that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. Because dose limiting AEs for the MTD could not be reached per protocol definitions in the study, the results were reviewed with the FDA at this November 2019 Type C meeting, with an agreement that further escalation beyond the single 30 mg dose was not required in the study.

Additional NCCIH and NCI sponsored non-clinical toxicology studies that evaluated reproductive toxicology and company sponsored non-clinical toxicology studies that evaluated longer cytisinicline exposure beyond one month to at least three months for support in initiating our Phase 3 clinical program were submitted in 2020. This allowed the initiation of our two Phase 3 clinical trials in the fourth quarter of 2020 and first quarter of 2022.

Additional plans for our Phase 1 studies regarding pharmacokinetics, or PK, assessments for subjects with renal impairment and evaluations for possible QT interval prolongation, which were first discussed with the FDA as part of the end of Phase 2 meeting in 2018, were followed by more detailed review and agreement with the FDA during 2022 and 2023. These studies have now been completed.

During 2022 and 2023, we had several Type C and Type D meetings with the FDA regarding the adequacy of our completed nonclinical studies, overall clinical pharmacology information, manufacturing product information, and our Integrated Safety Summary, or ISS, analysis plans for a future NDA submission.

In the fourth quarter of 2023, we initiated our pre-NDA discussions with the FDA regarding the adequacy of our efficacy and safety information for proceeding with an NDA submission. The FDA expressed support for an NDA submission based on adequate data to assess for efficacy from our two completed randomized and controlled Phase 3 trials. In addition, the FDA advised that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission anticipated at the end of the second quarter of 2025.

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

In December 2024, we announced completing our end-of-Phase 2 meeting with the FDA to review and receive guidance on our proposed Phase 3 clinical program for a future supplemental NDA submission, or sNDA. We obtained FDA agreement on a proposed single Phase 3 study design for cytisinicline treatment in vaping cessation and on the additional requirements for submitting an sNDA, to expand cytisinicline for the treatment for vaping cessation. The FDA was in alignment on the proposed Phase 3 study design, including the inclusion/exclusion criteria, primary and secondary efficacy objectives, definition of vaping abstinence with biochemical verification, and other overall study assessments. The FDA agreed that one well-controlled Phase 3 trial, in addition to our completed Phase 2 ORCA-V1 trial and the safety exposure data from our ongoing ORCA-OL trial, would be sufficient for a vaping cessation indication as an sNDA.

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

In addition, company sponsored non-clinical toxicology studies that evaluated longer cytisinicline exposure beyond one month to at least three months were submitted in 2020 prior to initiating our Phase 3 studies.

Non-clinical toxicology studies that are required for an NDA, including two longer-term chronic toxicology studies and two carcinogenicity studies, have been completed and submitted to the FDA.

Ongoing Company-Sponsored Clinical Trial

Ongoing Open Label ORCA-OL Trial

In May 2024 we initiated the ORCA-OL open label exposure trial. The trial is designed to provide long-term cytisinicline safety exposure data from subjects who currently smoke or use nicotine e-cigarettes and will receive cytisinicline treatment for up to one year. Cumulative 6-month exposure data from this study is required for submission of our cytisinicline NDA.

ORCA-OL is designed to evaluate the long-term exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. In October 2024, we announced that the trial completed enrollment of 479 subjects at 29 clinical trial sites across the United States. We enrolled subjects who had previously participated in the ORCA-program studies. Participants were contacted to enroll in the ORCA-OL study if they were currently using either, or both, combustible cigarettes or nicotine containing e-cigarettes (vaping). Subjects receive cytisinicline treatment and are monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be collected.

Based on agreement with the FDA to follow ICH E1 guidance for longer-term safety exposure for pharmaceuticals, results of the ORCA-OL trial are expected to meet the FDA requirement to provide safety data on a minimum of 300 subjects treated with cytisinicline for a cumulative period of six months as part of the anticipated NDA submission. Subsequently, data on at least 100 subjects treated for a total cumulative period of one year will be provided prior to potential product approval. ORCA-OL is being conducted at 29 clinical trial sites across the United States, all of which participated in previous ORCA-program clinical trials.

In January 2025, we announced that the ORCA-OL trial had reached the goal of at least 300 subjects completing six months of cumulative cytisinicline treatment. The safety data from the 300 subjects treated with cytisinicline for a cumulative period of six months will be in included in our planned NDA submission at the end of the second quarter of 2025.

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

In March 2019, we initiated a clinical trial to evaluate the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and was to be increased in separate groups of subjects for each escalated dose level until defined stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalation to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. When the MTD was not reached at 21 mg, the study was amended to evaluate doses up to 30 mg, as recommended by the DSMC. At this 30 mg dose, the stopping criteria of dose-limiting AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results were reviewed with the FDA, with an agreement that further escalation beyond the single 30 mg dose was not required. This Phase-1 study fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting.

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

The secondary endpoint of the trial was a 4-week continuous abstinence rate, which is the more relevant endpoint for regulatory approval. All cytisinicline treatment arms showed significant improvements in abstinence rates compared to the placebo arms. Notably, the 3 mg TID cytisinicline arm demonstrated a 50% abstinence rate at week 4, compared to 10% for placebo (p<0.0001) and a continuous abstinence rate, weeks 5 through 8, of 30% for cytisinicline compared to 8% for placebo (p= 0.005). Smokers in the 3 mg TID arm had an Odds Ratio, or OR, of 5.04 (95% CI: 1.42, 22.32) for continuous abstinence from week 5 to week 8, compared with placebo, meaning, smokers receiving 3 mg cytisinicline TID were five times more likely to stop smoking compared to smokers receiving placebo.

At week 4, all four cytisinicline arms also demonstrated statistically significant (p<0.05) reductions in expired carbon monoxide, or CO, a biochemical measure of smoking activity. Expired CO levels had declined by a median of 71-80% in the cytisinicline treatment arms, compared to only 38% in the placebo arms.

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

Phase 2 ORCA-V1 Trial for E-cigarette (Vaping) Cessation

In June 2022, following NIDA/NIH review of completed regulatory and clinical operational milestones plus acceptance of the IND by the FDA, we announced that we were awarded the next grant funding from NIDA in the amount of approximately $2.5 million. The full grant award of $2.8 million covered approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant were Dr. Cindy Jacobs, our President and Chief Medical Officer, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

Cytisinicline was well tolerated with no treatment-related SAEs reported. The most commonly reported AEs (occurring greater than 5% overall in the study) for placebo, 6-week cytisinicline, and 12-week cytisinicline are shown in the following table:

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

Similar to ORCA-2 findings, cytisinicline was well-tolerated with no treatment-related SAEs reported. The most commonly reported (>5% overall) AEs for placebo, 6-week cytisinicline, and 12-week cytisinicline are shown in the following table:

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

A study that we conducted and that was presented at the 2021 SRNT Annual Meeting, showed results from surveying approximately 500 users of nicotine vaping devices or e-cigarettes with approximately 73% of participants responding that they intend to quit vaping within the next three to 12 months. Of those who intended to quit even sooner, within the next 3 months, more than half stated they would be extremely likely to try a new prescription product to help them do so. Further, survey data published in JAMA Network Open in 2021, found that 61% of adult vape users overall endorsed future plans to quit. Intentions to quit were highest, reported at 66%, in those survey participants who were former cigarette smokers and currently using vape devices.

We believe that cytisinicline, if approved, could be the first prescription drug indicated for vape and e-cigarette users who are ready to quit their nicotine dependence.

Overview of Smoking Cessation Marketplace & Treatments

According to DelveInsight’s 2020 report “Smoking Cessation Market Insights, Epidemiology and Market Forecast”, global revenues for prescription smoking cessation therapies are estimated to reach $5.6 billion by 2030. In 2023, approximately 8 million prescriptions were written for smoking cessation in the United States alone.

Only two non-nicotine, prescription treatments for smoking cessation are currently available in the United States: “varenicline” (formerly marketed by Pfizer as Chantix) and “bupropion” (formerly marketed by GlaxoSmithKline as Zyban). Both are currently available as generic formulations. Varenicline requires a minimum three-month treatment period and bupropion is recommended for a period between seven and 12 weeks. While both have been proven effective in aiding smoking cessation, they are also associated with significant side effects and early discontinuations from treatment. Varenicline’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence, and vomiting may be experienced by varenicline-treated patients compared to placebo-treated patients, and buproprion’s product label discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. High uptake into the brain combined with activity at “off target” receptors could be responsible for varenicline’s adverse event profile.

In June 2021, Pfizer Inc. halted the distribution of Chantix (varenicline) after heightened levels of a nitrosamine impurity, called N-nitroso-varenicline, which were above the FDA’s acceptable daily intake limit, were found in some lots of Chantix pills. Long-term use of products with N-nitroso-varenicline may be associated with a potential increased cancer risk in humans. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. Prior to market withdrawal and launch of generic Chantix (varenicline), global sales of branded Chantix peaked at $1.1 billion. Of those sales, approximately 75% were attributable to the U.S. market.

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

We believe that cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it stands to become the first new prescription medicine in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. With its product profile, cytisinicline is positioned to offer a novel solution characterized by robust efficacy in our clinical trials, without the burdensome side effects which have hindered compliance and adoption with current treatments. Additionally, its dosing flexibility with a 6 or 12-week regimen, along with its natural derivation, is perceived favorably by certain potential patients.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements (see Note 2 “Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration“ in the accompanying consolidated Financial Statements).

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2024, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

United States

It is anticipated that cytisinicline tablets could receive up to seven and a half years of data exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.

Before a new pharmaceutical product may be marketed in the United States, the FDA must approve an NDA for a new drug. The steps required before the FDA will approve an NDA generally include non-clinical studies followed by multiple stages of clinical trials conducted by the trial sponsor; sponsor submission of the NDA to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured.

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

We also provide or have provided quantities of our product candidates to academic research institutions to investigate the mechanism of action. These collaborations expand our research activities for our product candidates with modest contributions from us.

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

Sopharma sources cytisinicline from natural sources including trees and shrubs from the Faboideae subfamily of plant species. The seeds of cytisinicline containing plants are harvested annually, dried and processed into cytisinicline. The seeds in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. Sopharma controls a number of orchards throughout Bulgaria in addition to sourcing seeds and cytisinicline starting material from certain third-party suppliers. We expect to continue stockpiling cytisinicline to meet the projected demand upon commercial launch.

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

Sopharma manufactures cytisinicline API in its facilities in Bulgaria, which are near the capital, Sofia. The API processing facility complies with EU cGMP requirements and has been inspected by the Bulgarian Drug Agency. During 2022, Sopharma built a new API facility specifically for cytisinicline within its tableting plant in Sofia. Sopharma currently does not have FDA approval of its facilities in Bulgaria.

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

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2024, we control a portfolio of patent families that are owned, co-owned and in-licensed. Those families cover cytisinicline dosing methods, cytisinicline derivatives, cytisinicline salts, methods of cytisinicline extraction, and cytisinicline formulations, among other inventions, in the United States and foreign jurisdictions. As of December 31, 2024, we owned, co-owned or in-licensed over 20 issued patents and over 50 pending patent applications. These patents and applications, if granted, have expiration dates ranging from 2037 to 2042, absent any term adjustments or extensions.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had a total of 25 employees, of whom fourteen were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and eleven were engaged in general and administrative functions, including accounting and finance, administration, and commercial.

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

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, and employee safety and wellness. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 22722 29th Dr. SE Suite 100 Bothell, WA 98021 and 1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1, Canada and our telephone number is (604) 210-2217.

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

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs, efforts to achieve regulatory approval and commercialization.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, regulatory review and commercialization efforts.

The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including fluctuating inflation, interest and tariff rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including capital markets. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

As of December 31, 2024, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $10.0 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. The New Convertible Term Loan (as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) matures on December 1, 2027, subject to certain potential extensions. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the New Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

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

Our existing and any future indebtedness may limit our cash resources available to invest in the ongoing needs of our business

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

We are a late-stage clinical specialty pharmaceutical company with a limited operating history, are not profitable, have incurred losses in each year since our inception and expect to continue incurring losses for the foreseeable future.

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
•
establish a sales, marketing, and distribution infrastructure to commercialize cytisinicline;
•
seek to attract and retain skilled personnel;
•
undertake the manufacturing of cytisinicline or increase volumes manufactured by third parties;
•
seek regulatory approvals and reimbursement for cytisinicline;
•
experience delays in the development of our cytisinicline candidate, including delays in clinical trials and delays in regulatory review;
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

Our single product candidate, cytisinicline, has been in-licensed from a third party, Sopharma AD, or Sopharma, a Bulgarian third-party supplier. Pursuant to a supply agreement with Sopharma, Sopharma is currently the exclusive supplier of cytisinicline and cytisinicline active pharmaceutical ingredients (API). We plan to engage other third parties for our manufacturing process, including, if cytisinicline is approved, to manufacture cytisinicline on a commercial scale, with tableting, blistering and packaging. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma.

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

The development and commercialization of our product candidate is dependent upon securing sufficient quantities of cytisinicline from trees and other plants, which grow outside of the United States in a limited number of locations.

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

We plan to submit an NDA to the FDA for the marketing approval of cytisinicline as a drug therapy in treating nicotine dependence for smoking cessation, based largely on data from our completed Phase 3 ORCA-2 and ORCA-3 clinical trials and the ongoing ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.

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

Cytisinicline is a naturally occurring, plant-based alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine dependence by interacting with nicotine receptors in the brain, reducing the severity of nicotine withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied in two company-sponsored randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical studies that randomized a total of 1,602 adult smokers in 37 study sites across the United States.

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. We initiated the ORCA-OL trial in May 2024 and in October 2024 we announced the completion of enrollment of 479 subjects. In January 2025, we announced that the ORCA-OL trial had reached the goal of at least 300 subjects completing six months of cumulative cytisinicline exposure. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

•
the existing data, and the data from the ORCA-OL open label study, may not be sufficient and the FDA may require additional clinical and/or nonclinical studies prior to filing an NDA or prior to approval of cytisinicline for treating nicotine dependence for smoking cessation in adults;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the product candidate's risk-benefit assessments may not be acceptable for the proposed indication;
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

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research, development and commercialization. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in U.S. Affordable Care Act, or ACA, marketplaces through plan year 2025. These provisions took effect progressively starting in 2023, although they may be subject to legal challenges. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, ACA and other federal laws and rules require most health insurance plans in the U.S. to cover some level of tobacco cessation treatments, including smoking cessation counseling and medications. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

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

Moreover, our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition, results of operations and prospects. Our employees could also inappropriately utilize artificial intelligence, or AI, in connection with their social media communications, introducing another potential source of reputational damage or other potential legal or financial exposure.

A Breakthrough Therapy designation by the FDA may not lead to a faster development or regulatory review or approval process for the vaping/ e-cigarette cessation indication and it does not increase the likelihood that our product candidates will receive marketing approval.

The FDA has granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development but does not guarantee a more efficient path.

Our receipt of Breakthrough Therapy designation for cytisinicline may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. In addition, when a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product no longer meets the conditions for qualification.

Risks Related to our Business Operations

It is difficult to evaluate our current business, predict our prospects and forecast our financial performance and growth.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive chairman Thomas B. King, and our executive officers Richard Stewart, Mark Oki, Cindy Jacobs and Jaime Xinos. In addition, although we have entered into employment agreements with each of Mr. King, Mr. Stewart, Mr. Oki, Dr. Jacobs and Ms. Xinos, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

In the future, we may invest in the research and development of new indications for cytisinicline to address nicotine dependence associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We expect that we will need to invest significant amounts of capital to pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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

In efforts to innovate and optimize operational efficiency, certain third parties with whom we work may integrate AI into various aspects of their work with us. While we do not currently utilize AI tools in a significant way, we may in the future integrate AI into various projects. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, by our employees or third parties with whom we work could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

We do not currently have, nor do we currently plan to develop, the internal infrastructure or capability to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for our manufacturing process, including, if cytisinicline is approved, to manufacture cytisinicline on a commercial scale, with tableting, blistering and packaging. We may encounter technical difficulties or delays in the transfer of cytisinicline manufacturing on a commercial scale to other third-party manufacturers, encounter difficulties and delays in identifying third-party manufacturers other than Sopharma. We may be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all. If and when product sales for cytisinicline commence and grow, cytisinicline will require production processes to be scaled up. We will be dependent on external manufacturers and suppliers to ensure that their manufacturing processes can be scaled up adequately such that we are able to supply the market. If any of our key suppliers are unable or unwilling to scale up production, or we otherwise experience a product shortfall, any such product shortfall could delay commercialization of cytisinicline and impair sales, and our business, financial condition and results of operations could be materially adversely affected.

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

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix (varenicline) after heightened levels of a nitrosamine impurity, called N-nitroso-varenicline, which were above the FDA’s acceptable daily intake limit, were found in some lots of Chantix pills. Long-term use of products containing N-nitroso-varenicline may be associated with a potential increased cancer risk in humans. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and have also withdrawn the product in other countries around the globe. We have undertaken a review of cytisinicline in accordance with regulatory guidance to assess the risk of the presence of nitrosamines and other potential impurities. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may potentially delay product development and approval or have a material adverse impact on our business.

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

Sales of cytisinicline, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of cytisinicline will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors. Significant uncertainty exists as to the reimbursement status for newly approved prescription products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for prescription products among third-party payors in the United States; therefore, coverage and reimbursement for our products could differ significantly from payor to payor. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as cytisinicline and what reimbursement codes cytisinicline may receive if approved. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide cytisinicline for free or we may not be able to successfully commercialize cytisinicline

Additionally, third-party payors, including governmental and private insurers, may also encourage the use of generic products instead of cytisinicline, or a generic version of cytisinicline, which require a prescription or may be available OTC. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

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

Increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently have an agreement with Sopharma to supply cytisinicline, and we may engage third parties for clinical trials outside of the United States, to sell our products abroad or provide other services in connection with commercialization, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Risks Related to our Intellectual Property

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
•
changes in federal or global health policies, legislation or the review and oversight functions of federal health regulatory bodies;
•
changes in the market valuations of similar companies;
•
general market or macroeconomic conditions and geopolitical conditions, including fluctuating inflation, interest and tariff rates, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials;
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

As of December 31, 2024, there were 2,139,414 shares of our common stock subject to outstanding options and 1,283,750 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2024, there were approximately 17,521,398 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.15 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. If these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. Furthermore, it is uncertain if and to what extent various states will conform to the enacted federal tax law or any newly enacted federal legislation. In addition, new legislation or regulation which could affect our tax burden, or that of our suppliers, could be enacted by any governmental authority, including foreign tax authorities. We cannot predict the timing or extent of such tax related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Senior Director of Information Technology who has served in various roles managing information technology and information security for over twenty-five years and reports directly to the Chief Financial Officer.

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

On November 19, 2018, we entered into a lease agreement for our office space in Vancouver, British Columbia, which commenced on February 1, 2019, and had a four-year term. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2023. On December 9, 2024, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2025. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

On November 9, 2023, we entered into a lease agreement for our office space in Bothell, Washington, which commenced on March 1, 2024, and had a one-year term. On October 24, 2024, we entered into an agreement to extend the lease for a six month term, which commenced on March 1, 2025. The annual rent is approximately $15,800.

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

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 10, 2025, there were approximately 11 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2024 were made by us or on our behalf.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Overview

We are a late-stage clinical specialty pharmaceutical company with a sole mission to address the global nicotine dependence epidemic in combustible cigarette and e-cigarette usage through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes and an estimated 11 million adults in the United States who utilize e-cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke.

While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain highly addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2024, 1.6 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never used e-cigarettes. Recently, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy Designation is a process that expedites the development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and have preliminary clinical evidence indicating substantial improvement over existing therapies. Currently, there are no FDA approved drug therapies indicated specifically as an aid to nicotine e-cigarette cessation. We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users.

Cytisinicline is a plant-based alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence and has not been approved by the FDA for any indication in the United States.

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it may become one of the first new prescription medicines in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile, and a shorter therapy duration, as demonstrated in clinical trials.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $39.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $205.6 million, cash, cash equivalents and marketable securities balance of $34.4 million and a positive working capital balance of $29.8 million. During the year ended December 31, 2024, net cash used in operations was $29.8 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. For additional information, see the section titled “—Liquidity, Capital Resources and Going Concern.”

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

Share Purchase Agreement

In May 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of December 31, 2024, the fair value of the contingent consideration was estimated to be $1.1 million as compared to $0.5 million as of December 31, 2023. (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated Financial Statements). We recognized a loss of $0.6 million for the year ended December 31, 2024.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we paid an initial amount of $37,500 and agreed to pay additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones, in addition to amounts under the original University of Bristol License Agreement. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Through December 31, 2024, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for clinical trials, manufacture of product, personnel costs, milestone payments to third parties, facilities, regulatory activities, non-clinical studies and allocations of other R&D-related costs. External expenses for clinical trials include fees paid to clinical research organizations, clinical trial site costs and patient treatment costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, finance and accounting, and other administrative functions, as well as consulting costs, including commercial, corporate communications, market research, business consulting, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Results of Operations

Years Ended December 31, 2024 and 2023

Research and Development Expenses

Our research and development expenses for our cytisinicline clinical development program are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Clinical development program:
Cytisinicline	$22,817	$15,814
Total research and development expenses	$22,817	$15,814

Research and development expenses for the years ended December 31, 2024 and 2023 were $22.8 million and $15.8 million, respectively. The increase in 2024 as compared to 2023 was primarily due to the initiation, in May 2024, of our ORCA-OL open label safety trial. This increase was partially offset by a reduction in costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both were completed in the second quarter of 2023.

General and Administrative Expenses

Our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Total general and administrative expenses	$16,252	$11,436

G&A expenses for the years ended December 31, 2024 and 2023 were $16.3 million and $11.4 million, respectively. The increase in 2024 as compared to 2023 was primarily due to higher employee expenses associated with stock based compensation expense and severance costs, commercial launch preparation costs, consulting costs, and legal expenses associated with patent activities and general corporate activities.

Interest Income

Total interest income for the years ended December 31, 2024 and 2023 was $2.4 million and $0.8 million, respectively. The increase in interest income for the year ended December 31, 2024 as compared to the same period in 2023was primarily due to higher average cash balances throughout 2024 and higher interest rates.

Interest Expense

Total interest expense for the years ended December 31, 2024 and 2023 was $2.2 million and $2.9 million, respectively. The decrease in interest expense for the year ended December 31, 2024 as compared to the same period in 2023 was due to a lower principal balance on our New Convertible Term Loan, relative to the Convertible Term Loan, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (see “Liquidity and Capital Resources” below).

Change in fair value of contingent consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 7 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated Financial Statements).

For the years ended December 31, 2024 and 2023 we recognized losses of $0.6 million and $0.5 million, respectively.

Loss on extinguishment of 2023 SVB convertible term loan

The debt refinancing under the New Debt Agreement was recognized as an extinguishment of debt under Accounting Standards Update, or ASU, 470-50. The difference between the reacquisition price and carrying value was recognized on the Consolidated Statement of Loss as a loss on extinguishment of debt.

For the year ended December 31, 2024 we incurred a loss on extinguishment of debt of $0.3 million.

Liquidity, Capital Resources and Going Concern

We have incurred an accumulated deficit of $205.6 million through December 31, 2024 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2024, we had a cash, cash equivalents and marketable securities balance of $34.4 million and a positive working capital balance of $29.8 million. For the year ended December 31, 2024, net cash used in operations was $29.8 million.

We have historically financed our operations through equity and debt financings. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a late-stage clinical specialty pharmaceutical company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient for us to fund our current operating expenses and capital expenditures into the third quarter of 2025.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, regulatory review and commercialization efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval and commercialization.

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

Convertible Debt

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with Silicon Valley Bank, or SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

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

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders (as defined in the New Debt Agreement), the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

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

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we registered for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

Virtu At-the-Market Sales Agreement

On December 21, 2021, we entered into an At-the-Market Offering Sales Agreement, or ATM, with Virtu Americas, LLC, as sales agent. The ATM was terminated on February 29, 2024, and no further sales of our common stock will be made pursuant to the ATM.

Through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the year ended December 31, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the year ended December 31, 2024, we did not sell any shares under the Sale Agreement. As of December 31, 2024, we had $50.0 million available under the Sale Agreement.

Cash Flows

Operating Activities

For the years ended December 31, 2024 and 2023, net cash used in operating activities was $29.8 million and $24.5 million, respectively. The increase in net cash used in operations in 2024 as compared to 2023 was due to higher R&D expenses associated with initiation, in May 2024, and ramp up of enrollment of our ORCA-OL trial and the timing of required upfront prepayments by our clinical vendors. This was partially offset by reduced costs associated with our Phase 3 ORCA-3 trial and Phase 2 ORCA-V1 trial as both were completed in the second quarter of 2023.

Financing Activities

For the years ended December 31, 2024 and 2023 net cash provided by financing activities was $48.5 million and $15.3 million, respectively. Net cash provided by financing activities for the year ended December 31, 2024 relates to proceeds received from our February 2024 registered direct offering, the New Convertible Term Loan associated with the refinancing transaction in July 2024, warrant exercises, and stock sales under our employee stock purchase plan. This was partially offset by repayment of our Convertible Term Loan associated with the refinancing transaction. Net cash provided by financing activities for the year ended December 31, 2023 relates to proceeds received from our May 2023 private placement, and warrant exercises.

Investing Activities

Net cash used in investing activities in 2024 was due to transactions involving marketable securities in the normal course of business. Investing activities in 2023 consisted of property and equipment purchases.

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

Sopharma Share Purchase Agreement Contingent Consideration

We may be required to pay future contingent consideration to Sopharma as part of the Share Purchase Agreement, which is contingent upon obtaining regulatory approval of cytisinicline by the FDA or the EMA. We determine the fair value of the contingent consideration using a probability based discounted cash flow approach whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline's current clinical development phase and the remaining requirements for regulatory approval. We then discount the expected payment amount to calculate the present value and then apply a probability of success in obtaining regulatory approval as of the valuation date. We evaluate the underlying projection used in determining the fair value each period and make updates as necessary.

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

Research and Development Expenses

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

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

Recent Adopted Accounting Policies

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard did not have a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Contingent consideration arising from the Sopharma share purchase agreement

As described in Notes 2, 6 and 7 to the consolidated financial statements, in 2015 the Company entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the Federal Drug Administration or the European Medicines Agency. As of December 31, 2024, the fair value of the contingent consideration was estimated to be $1.1 million. Management determined the fair value of the contingent consideration using a probability based discounted cash flow model whereby management forecasted the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Management then discounted the expected payment amount to calculate the present value and then applied a probability of success in obtaining regulatory approval as of the valuation date. Management’s significant assumptions include the forecasted timing of the future payment, the probability of success and the risk-adjusted discount rate. The discount rate is adjusted for credit risk.

The principal considerations for our determination that performing procedures relating to the contingent consideration arising from the Sopharma share purchase agreement is a critical audit matter are (i) the significant judgments required by management in determining the fair value of the contingent consideration and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions relating to the probability of success, the risk-adjusted discount rate, and forecasted timing of the future payment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

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

Vancouver, Canada March 11, 2025

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents [note 3 and note 7]	$12,753	$15,546
Marketable securities [note 7]	21,607	—
Grant receivable [note 4]	—	111
Prepaid expenses and other assets	2,107	1,325
Total current assets	36,467	16,982
Restricted cash and other assets [note 7 and note 8]	39	92
Right-of-use assets [note 12]	119	66
License agreement [note 5 and note 6]	974	1,197
Goodwill	1,034	1,034
Total assets	$38,633	$19,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,950	$618
Accrued liabilities other	573	351
Accrued clinical liabilities	1,077	280
Accrued compensation	3,027	2,311
Contingent consideration [note 6 and note 7]	—	528
Current portion of long-term obligations [note 12]	55	63
Current portion of convertible debt [note 7 and note 9]	—	16,662
Total current liabilities	6,682	20,813
Non-current liabilities:
Non-current portion of convertible debt [note 7 and note 9]	9,837	—
Contingent consideration [note 6 and note 7]	1,149	—
Long-term obligations [note 12]	66	6
Total liabilities	17,734	20,819
Commitments and contingencies [note 12]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2024 and December 31, 2023.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 34,685,072 and 21,165,760 issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	103	90
Additional paid-in capital	226,343	164,209
Accumulated deficit	(205,578)	(165,751)
Accumulated other comprehensive income	31	4
Total stockholders' equity	20,899	(1,448)
Total liabilities and stockholders' equity	$38,633	$19,371
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2024	2023	2022
EXPENSES
Research and development	$22,817	$15,814	$30,078
General and administrative	16,252	11,436	10,722
Total operating expenses	39,069	27,250	40,800
OTHER INCOME (EXPENSE)
Interest income	2,356	825	199
Interest expense [note 9]	(2,180)	(2,853)	(1,789)
Change in fair value of contingent consideration [note 6 and note 7]	(621)	(528)	—
Loss on extinguishment of 2023 SVB convertible term loan [note 9]	(283)	—	—
Other expense	(30)	(9)	40
Total other expense	(758)	(2,565)	(1,550)
Net Loss	$(39,827)	$(29,815)	$(42,350)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on securities	27	—	—
Total other comprehensive income (loss)	27	—	—
Comprehensive loss	$(39,800)	$(29,815)	$(42,350)
Basic and diluted net loss per common share [note 11 [i]]	$(1.24)	$(1.50)	$(4.00)
Shares used in computation of basic and diluted net loss per common share [note 11 [i]]	32,071,146	19,827,354	10,593,034

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	9,453,542	79	—	—	121,545	4	(93,586)	28,042
Stock-based compensation expense	—	—	—	—	3,270	—	—	3,270
Shares issued on exercise of warrants	3,709	—	—	—	24	—	—	24
Shares issued from purchase agreement with Virtu	200,000	—	—	—	1,330	—	—	1,330
Shares issued as settlement with trade vendor	3,584	—	—	—	26	—	—	26
Restricted stock unit settlements	26,625	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(5,605)	—	—	—	(47)	—	—	(47)
Shares issued under employee share purchase plan	28,892	—	—	—	126	—	—	126
Shares issued - November 2022 private placement	8,186,282	8	—	—	17,874	—	—	17,882
Net loss	—	—	—	—	—	—	(42,350)	(42,350)
Balance, December 31, 2022	17,897,029	87	—	—	144,148	4	(135,936)	8,303
Stock-based compensation expense	—	—	—	—	3,439	—	—	3,439
Shares issued on exercise of warrants	98,333	—	—	—	227	—	—	227
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Shares issued - May 2023 private placement	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Shares issued as settlement with trade vendor	60,000	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(29,815)	(29,815)
Balance, December 31, 2023	21,165,760	90	—	—	164,209	4	(165,751)	(1,448)
Stock-based compensation expense	—	—	—	—	5,325	—	—	5,325
Shares issued on exercise of warrants	295,126	—	—	—	682	—	—	682
Shares issued - February 2024 private placement	13,086,151	13	—	—	56,063	—	—	56,076
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Shares issued under employee share purchase plan	48,643	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(39,827)	(39,827)
Balance, December 31, 2024	34,685,072	103	—	—	226,343	31	(205,578)	20,899

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net loss	$(39,827)	$(29,815)	$(42,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 5]	229	228	236
Stock-based compensation [note 11[c], note 11[d] and note 11[e]]	5,325	3,439	3,270
Shares issued as settlement with trade vendor	—	273	26
Accrued interest on SVB convertible debt [note 9]	799	1,216	1,170
Amortization of 2024 SVB convertible term loan transaction costs [note 9]	23	—	—
Accretion of discount on modification of debt [note 9]	365	430	—
Loss on extinguishment of 2023 SVB convertible term loan [note 9]	283	—	—
Contingent consideration [note 6 and note 7]	621	528	—
Changes in operating assets and liabilities:
Grant receivable [note 4]	111	(6)	48
Prepaid expenses and other assets	(765)	1,176	(931)
Accounts payable	1,332	(1,042)	799
Accrued liabilities other	222	(32)	55
Accrued clinical liabilities	797	(1,449)	376
Accrued compensation	716	633	(263)
Lease obligation	(1)	(58)	(5)
Net cash used in operating activities	(29,770)	(24,479)	(37,569)
Financing Activities:
Proceeds from exercise of warrants [note 11[g]]	682	227	24
Proceeds from ATM, net of issuance costs [note 11[b]]	—	—	1,330
Proceeds from employee stock purchase plan [note 11[e]]	178	—	126
Taxes paid related to net share settlement of equity awards	(114)	(220)	(47)
Proceeds from the November 2022 private placement, net of issuance costs [note 11[b]]	—	(30)	17,882
Proceeds from May 2023 private placement, net of issuance costs [note 11[b]]	—	15,301	—
Proceeds from February 2024 registered direct offering, net of issuance costs [note 11[b]]	56,076	—	—
Repayment of 2023 SVB convertible term loan [note 7 and note 9]	(18,109)	—	—
Receipt of 2024 SVB convertible term loan less transaction costs [note 7 and note 9]	9,814	—	—
Net cash provided by financing activities	48,527	15,278	19,315
Investing Activities:
Purchase of property and equipment	—	(21)	—
Purchase of investments	(47,887)	—	—
Maturities of investments	26,307	—	—
Net cash provided by (used in) investing activities	(21,580)	(21)	—
Effect of exchange rate changes on cash	—	(3)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,823)	(9,225)	(18,251)
Cash, cash equivalents and restricted cash at beginning of year	15,596	24,821	43,072
Cash, cash equivalents and restricted cash at end of year	$12,773	$15,596	$24,821

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a late-stage clinical specialty pharmaceutical company committed to the global development and commercialization of cytisinicline for smoking cessation and nicotine dependence. We were incorporated in the state of Delaware, and operate out of Bothell, Washington and Vancouver, British Columbia.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $205.6 million through December 31, 2024. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $34.4 million and a positive working capital balance of $29.8 million. For the year ended December 31, 2024, we incurred a net loss of $39.8 million and net cash used in operating activities was $29.8 million.

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

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we advance our product candidate in clinical development and support future commercialization.

We are required to keep substantially all of our cash and cash equivalents with a single financial institution, Silicon Valley Bank, or SVB, a division of First-Citizens Bank & Trust Company, or FCB, as required by the covenants of our New Debt Agreement (Note 3 – Financial Instruments and Risk - Concentration of Cash and Cash Equivalents Risk and Note 9 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2024 and 2023.

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

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of contingent considerations, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in goodwill impairment assessment, estimates and assumptions in contingent liabilities.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, which we consider as available for sale and carry at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

Marketable Securities

Marketable securities consist of financial instruments purchased with an original maturity of greater than three months and less than one year. We consider our marketable securities as available-for-sale and carry them at fair value, with unrealized gains and losses, if any, reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses on the sale or impairment, if any, of these securities, are recognized in net income or loss. The cost of investments sold is based on the specific identification method.

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

Segment Information

We follow the requirements of ASC 280, “Segment Reporting.” Operating segments are identified as components of an enterprise about which separate discreet financial information is available for evaluation by our Chief Executive Officer, the chief operating decision-maker, or CODM. The CODM assesses performance based on consolidated net income that is also reported on the Consolidated Statements of Loss and Comprehensive Loss as Net Loss.

We view our operations and manage our business as one operating segment, dedicated to the development and commercialization of cytisinicline for nicotine dependence, with operations located in Canada, the United States and the U.K .

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

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The standard will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

Recent Adopted Accounting Policies

In November 2023, the FASB issued ASU2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard did not have a significant impact on our financial position or results of operations.

3. FINANCIAL INSTRUMENTS AND RISK

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of December 31, 2024, approximately $0.2 million of our cash and $1.8 million of our cash equivalents (Note 7 – Fair Value Measurements) is held in a single financial institution, SVB, as required by the covenants of our New Debt Agreement (Note 9 – Convertible Debt). Our commercial bank balances exceed federal insurance limits.

We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2024 and 2023.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2024 the average days to maturity of our portfolio of cash equivalents and marketable securities was 67 days. We do not use derivative instruments to hedge against any of these financial risks.

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

In November 2021, we announced that the FDA had completed their review and accepted the IND, to investigate cytisinicline as a cessation treatment in this population. In June 2022, following NIH review of completed milestones, we announced that we were awarded the next grant funding from the NIDA in the amount of approximately $2.5 million, which we have used to conduct the ORCA-V1 Phase 2 clinical trial.

In June 2022, we announced the initiation of the ORCA-V1 Phase 2 clinical trial. ORCA-V1 evaluated the efficacy and safety of 3 mg cytisinicline dosed three times daily compared to placebo in approximately 160 adult e-cigarette users at five clinical trial locations in the United States. Participants were randomized to receive cytisinicline or placebo for 12 weeks in combination with standard cessation behavioral support.

The NIDA/NIH grant for ORCA-V1 was fully utilized as of the first quarter of 2024 and we have received the full amount of approximately $2.5 million in reimbursements from NIDA/NIH. We do not expect to receive any further reimbursements from this grant. For the years ended December 31, 2024 and 2023 we incurred $16,000 and $1.2 million, respectively, in qualifying R&D expenditures under the NIDA/NIH grant which has been recorded as a reduction in R&D expense. From inception of the grant award to December 31, 2024, we have received approximately $2.5 million in reimbursements from NIDA/NIH.

The grant award is expected to cover approximately half of the total ORCA-V1 clinical study costs. The Primary Investigators for the grant are Dr. Cindy Jacobs our Chief Medical Officer, and Dr. Nancy Rigotti, Professor of Medicine at Harvard Medical School and Director, Tobacco Research and Treatment Center, Massachusetts General Hospital.

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

The components of intangible assets were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,143)	$974	$3,117	$(1,920)	$1,197

For the years ended December 31, 2024 and 2023 we recorded license agreement amortization expense of $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2024:

Year Ending December 31,
2025	223
2026	223
2027	223
2028	223
2029	82
Total	$974

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an impairment analysis for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2024.

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

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,.

As of December 31, 2024, the fair value of the contingent consideration was estimated to be $1.1 million (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated Financial Statements). We recognized losses of $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023 respectively.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2024, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Financial Instruments

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$12,135	$—	$—	$12,135
Restricted cash	20	—	—	20
US government securities	—	9,473	—	9,473
Corporate bonds	—	12,134	—	12,134
Total assets	$12,155	$21,607	$—	$33,762
Liabilities
Convertible debt	$—	9,430	$—	$9,430
Contingent consideration	—	—	1,149	1,149
Total liabilities	$—	$9,430	$1,149	$10,579

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$14,252	$—	$—	$14,252
Restricted cash	50	—	—	50
Total assets	$14,302	$—	$—	$14,302
Liabilities
Convertible debt	$—	$16,652	$—	$16,652
Contingent consideration	—	—	528	528
Total liabilities	$—	$16,652	$528	$17,180

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash and cash equivalents (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Money market securities	12,135	—	—	12,135
Total cash and cash equivalents	$12,135	$—	$—	$12,135
Money market securities (restricted cash)	20	—	—	20
Total restricted cash	$20	$—	$—	$20

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Money market securities	14,252	—	—	14,252
Total cash and cash equivalents	$14,252	$—	$—	$14,252
Money market securities (restricted cash)	50	—	—	50
Total restricted cash	$50	$—	$—	$50

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
US government securities	$9,461	$—	$12	$9,473
Corporate bonds	12,119	—	15	12,134
Total marketable securities	$21,580	$—	$27	$21,607

Fair Value of Long-Term Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	December 31, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2023 SVB Convertible Debt	$—	$—	$—	$15,000	$16,662	$16,652

	December 31, 2024			December 31, 2023
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$10,000	$9,837	$9,430	$—	$—	$—

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. At December 31, 2024 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

	Opening
	Balance at	Change in	Balance at
(in thousands)	December 31, 2023	Fair Value	December 31, 2024
Contingent consideration	$528	$621	$1,149

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2024
Computer equipment	$114	$108	$6
Furniture and fixtures	28	28	—
Leasehold improvements	25	25	—
Computer software	77	75	2
Equipment under capital lease	12	12	—
Total property and equipment	$256	$248	$8

9. CONVERTIBLE DEBT

On December 22, 2021, we entered into a $25.0 million contingent convertible debt agreement, or Original Debt Agreement, with SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders. As part of the Original Debt Agreement, the Lenders funded $15.0 million in the form of convertible indebtedness, or Convertible Debt, at closing. On April 26, 2022, we entered into (i) a loan and security agreement, or Loan Agreement, with SVB for the remaining $10.0 million remaining in the Original Debt Agreement, pursuant to which SVB provided a commitment to extend term loans having an aggregate original principal amount of up to $10.0 million, or Term Loans, and (ii) a first amendment to the Original Debt Agreement, or the Amendment. The availability of Term Loans under the Loan Agreement expired on April 30, 2023, with no amounts drawn under the facility.

On May 15, 2023, we entered into a contingent convertible debt agreement, or Debt Agreement, with the Lenders, pursuant to which the Lenders provided term loans having an aggregate original principal amount of $16.6 million, or the Convertible Term Loan. The Convertible Debt under the Original Debt Agreement was refinanced as the Convertible Term Loan pursuant to the Debt Agreement. Our obligations under the Loan Agreement, Original Debt Agreement, Amendment and Convertible Debt were satisfied in full and the Loan Agreement, Original Debt Agreement, Amendment and Convertible Debt were terminated in connection with the entrance into the Debt Agreement and Convertible Term Loan.

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

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, (as defined in the New Debt Agreement), the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second and third tranches of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

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

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we registered for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

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

As of December 31, 2024, the Convertible Term Loan and New Convertible Term Loan balances were comprised of the following:

	Year Ended
	December 31,
	2024	2023
Convertible Term Loan Information
Principal	$—	$15,000
Transaction Costs	—	(5)
Accrued paid-in-kind interest	—	2,311
Discount on modification of debt	—	(1,074)
Accretion of discount on modification of debt	—	430
	—	16,662

	Year Ended
	December 31,
	2024	2023
New Convertible Term Loan Information
Principal	$10,000	$—
Transaction costs	(186)	—
Amortization of transaction costs	23	—
	9,837	—

10. INCOME TAX

[a] We are a Delaware incorporated company subject to blended U.S. Federal and state statutory rates for December 31, 2024, 2023 and 2022 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

(In thousands)	2024	2023	2022
U.S.	$(39,532)	$(28,982)	$(41,660)
Foreign	(295)	(833)	(690)
Income (loss) before income taxes	$(39,827)	$(29,815)	$(42,350)

Income tax expense/(recovery) consisted of the following (in thousands):

(In thousands)	2024	2023	2022
Income tax recovery at statutory rates (at a rate of 21% for all years presented)	$(8,364)	$(6,261)	$(8,894)
Expenses not deducted for tax purposes	906	477	299
Effect of tax rate changes on deferred tax assets and liabilities	—	(169)	(18)
Rate differential on foreign earnings	(14)	(36)	(26)
Research and development tax credits	(1,085)	(883)	(1,154)
Change in valuation allowance	8,669	7,686	10,464
Reassessment of previously recognized net operating losses	—	—	9
Adjustment to prior year research and development tax credits	—	(760)	(731)
Other	(112)	(54)	51
Income tax expense/(recovery)	$—	$—	$—

[b] The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2024	2023
Deferred tax assets
Tax basis in excess of book value of assets	$899	$899
Net operating loss carryforwards	54,553	48,867
Research and development deductions and credits	11,800	10,716
Stock options	1,535	1,134
Capitalized R&D expenses	12,840	11,528
Other	533	434
Total deferred tax assets	82,160	73,578
Valuation allowance	(81,830)	(73,232)
Net deferred tax assets	330	346
Deferred tax liabilities
Right-of-use asset	(122)	(91)
Other	(208)	(255)
Total deferred tax liabilities	(330)	(346)

Net deferred tax liabilities	—	—

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

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, we have recorded a valuation allowance for deferred tax assets of $81.8 million to reduce the DTAs to zero as of December 31, 2024. The valuation allowance increased by approximately $8.6 million during the year ended December 31, 2024. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We have total net operating loss carryforwards for federal tax purposes of approximately $116.8 million ($90.2 million—2023) as of December 31, 2024, some of which will begin to expire in 2029. Approximately $106.7 million of the federal net operating losses will carryforward indefinitely. Federal net operating losses generated after January 1, 2018 were originally available to offset 80% of taxable income for any given future tax year and will be carried forward indefinitely. We have research and development tax credit carryforwards of approximately $5.1 million ($4.0 million—2023) as of December 31, 2024, which will begin to expire in 2037. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in our ownership as defined by the Internal Revenue Code, or IRC, Section 382. Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation's ownership. Our attribute carryforwards may be limited due to a change of control in ownership as defined by Section 382. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any future changes in our ownership may limit the use of such carryforward benefits.

Our effective income tax rate for the periods presented differ from the statutory rate of 21% primarily due to current year net losses and the full valuation allowance on the U.S. deferred tax assets. We file income tax returns in the United States, Canada, and the United Kingdom, or U.K. At December 31, 2024, we have Canadian non-capital loss carryforwards of $107.3 million ($107.0 million—2023) and research tax credits of $2.7 million ($2.7 million—2023), both of which will begin to expire in 2025. In addition, we have unclaimed tax deductions of approximately $15.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The U.K. net operating loss carryforwards of $4.2 million (2023—$4.0 million) will carry forward indefinitely. As of December 31, 2024 and 2023, there are no tax penalties or accrued interest recorded in the financial statements.

[c] A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2024 is as follows (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Gross unrecognzed tax benefits at January 1	$761	$761	$761
Additions (reductions) from tax positions taken in prior years	—	—	—
Additions (reductions) from tax positions taken in the current year	—	—	—
Tax settlements	—	—	—
Gross unrecognzed tax benefits at December 31	$761	$761	$761

As of December 31, 2024, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will have no impact on our effective tax rate. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2024 and December 31, 2023 we had no accrued interest and penalties related to income taxes.

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

Tax	Years open to
Jurisdiction	examination
Canada	2020 to 2024
United Kingdom	2018 to 2024
US	2021 to 2024

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

Through the date of termination of the ATM, we offered and sold an aggregate of 200,000 shares of our common stock. These aggregate sales resulted in gross proceeds to us of approximately $1.5 million. During the year ended December 31, 2024, we did not sell any shares of our common stock pursuant to the ATM.

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

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the year ended December 31, 2024, we did not sell any shares under the Sale Agreement. As of December 31, 2024, we had $50.0 million available under the Sale Agreement.

Equity Award Issuances and Settlements

During the year ended December 31, 2024, we did not issue any shares of common stock to satisfy stock option exercises and we issued 113,125 shares of common stock to satisfy restricted stock unit settlements. During the year ended December 31, 2023 we did not issue any shares of common to satisfy stock option exercises and we issued 139,750 shares of common stock to satisfy restricted stock unit settlements.

[c] Stock options

2024 Equity Inducement Plan

As of December 31, 2024, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,250,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 181,000 shares were reserved for options currently outstanding, 168,000 for restricted stock units currently outstanding and 901,000 shares were available for future equity grants.

Under the 2024 Equity Inducement Plan, we may grant options to purchase shares of our common stock or restricted stock units as a material inducement to new employees for entering into employment with us. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2024 Equity Inducement Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2023 Non-Employee Director Equity Incentive Plan

As of December 31, 2024, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of December 31, 2024, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,667,416 common shares for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,519,905 were reserved for options currently outstanding, 1,115,750 for restricted stock units currently outstanding, and 31,761 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grant were issued pursuant to a stock option agreement on terms substantially similar to our 2018 Equity Incentive Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our board of directors. The expiry date for each option is set by our board of directors with a maximum expiry date of ten years from the date of grant. For the year ended December 31, 2024 we did not grant stock options to new employees under this plan. As of December 31, 2024, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of December 31, 2024, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2024, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 103 common shares for issuance upon exercise of stock options, currently outstanding, by employees, directors, officers and consultants of ours.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2024	2023
Risk-free interest rates	4.00%	3.60%
Expected dividend yield	0%	0%
Expected life	5.74 years	5.75 years
Expected volatility	87.40%	115.19%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2024 was $3.35.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2024	2023
Research and development	$1,736	$1,122
General and administrative	3,589	2,317
Total stock-based compensation	$5,325	$3,439

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2024	1,461,980	$12.12
Granted	677,500	4.54
Expired	(66)	17,565.33
Balance, December 31, 2024	2,139,414	$9.18

The following table summarizes information about stock options outstanding at December 31, 2024 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$4.52 - $4.52	211,000	$4.52	9.93
$4.53 - $4.54	25,000	4.53	8.20
$4.55 - $4.72	466,500	4.55	9.06
$4.73 - $4.99	409,750	4.90	8.07
$5.00 - $5.99	156,750	5.88	8.17
$6.00 - $7.89	167,200	6.68	7.52
$7.90 - $8.43	226,250	8.26	7.01
$8.44 - $11.65	189,630	10.61	5.57
$11.66 - $20.74	238,400	13.07	6.07
$20.75 - $4,158.00	48,934	110.49	3.71
	2,139,414	$9.18	7.78

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$4.52 - $4.52	—	$—	—
$4.53 - $4.54	10,937	4.53	8.20
$4.55 - $4.72	50,000	4.55	9.06
$4.73 - $4.99	295,499	4.90	8.07
$5.00 - $5.99	92,064	5.88	8.16
$6.00 - $7.89	148,734	6.62	7.59
$7.90 - $8.43	221,353	8.26	7.01
$8.44 - $11.65	189,630	10.61	5.57
$11.66 - $20.74	234,802	13.07	6.07
$20.75 - $4,158.00	48,934	110.49	3.71
	1,291,953	$12.05	6.98

As at December 31, 2024, and December 31, 2023, the total unrecognized compensation expense related to stock options granted was $2.4 million and $3.4 million, respectively, each of which is expected to be recognized into expense over a period of approximately 1.99 years.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. No options were exercised for the years ended December 31, 2024, 2023 and 2022. At December 31, 2024, the aggregate intrinsic value of the outstanding options was zero and the aggregate intrinsic value of the exercisable options was zero.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2024, 2023 and 2022, $2.0 million, $0.9 million and $1.1 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2024:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	507,875	$5.65
Granted	889,000	4.54
Released	(113,125)	8.26
Balance, December 31, 2024	1,283,750	$4.65

As of December 31, 2024, we had approximately $2.3 million in total unrecognized compensation expense related to our restricted stock unit awards which is to be recognized over a weighted-average period of approximately 0.75 years.

[e] Employee Stock Purchase Plan

Our board of directors and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 507,627 shares. All shares purchased under the ESPP are new share issuances. For the year ended December 31, 2024 we recorded a compensation expense of $0.2 million related to the current ESPP offering period. For the year ended December 31, 2023, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

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

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2024:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in May 2019 financing	60,000	$90.0000	May 2025
(2) Warrants issued in April 2020 financing	182,461	$7.2400	April 2025
(3) Warrants issued in April 2020 financing	24,375	$7.3200	April 2025
(4) Warrants issued in April 2020 financing	25,270	$7.5900	April 2025
(5) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(6) Warrants issued in December 2020 financing	50,000	$8.7500	December 2025
(7) Warrants issued in November 2022 financing	4,093,141	$4.5000	November 2029
(8) Warrants issued in February 2024 financing	13,086,151	$4.9060	**

* The pre-funded warrants do not have an expiration date.

**The 2024 Warrants, will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

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
•
the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events; and
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the 2024 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2024 Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2024 Warrants will be entitled to receive upon exercise of such 2024 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their 2024 Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2024 Warrants. Additionally, as more fully described in the 2024 Warrants, in the event of certain fundamental transactions, the holders of the 2024 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the 2024 Warrants on the date of consummation of such transaction.

For the year ended December 31, 2024, warrants to purchase 295,126 shares, issued in the December 2019 financing, were exercised at a per unit price of $2.31, for proceeds of $0.7 million. For the year ended December 31, 2023, warrants to purchase 98,333 shares, issued in the December 2019 financing, were exercised at a per unit price of $2.31, for proceeds of $0.2 million. As of December 31, 2024, all of our outstanding warrants are classified as equity.

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

[i] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2024	2023	2022
Numerator
Net loss	$(39,827)	$(29,815)	$(42,350)
Denominator
Weighted average number of common shares outstanding	32,071,146	19,827,354	10,593,034
Basic and diluted net loss per common share	$(1.24)	$(1.50)	$(4.00)

As of December 31, 2024, a total of 21,087,419 million shares, consisting of warrants to purchase 17,664,255 shares, options exercisable for 2,139,414 shares and 1,283,750 restricted stock units have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive. Additionally, the outstanding Convertible Debt due December 2024 is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of December 31, 2024, the outstanding Convertible Debt was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$131	$63	$68	$—	$—
Total	$131	$63	$68	$—	$—

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

Vancouver Lease Arrangements

On November 19, 2018, we entered into a lease agreement for new office space in Vancouver, British Columbia, which commenced on February 1, 2019, and has a four-year term. Pursuant to this lease, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2023. On December 9, 2024, we extended the lease for a further two-year term, which commenced on February 1, 2025. Pursuant to this lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2025	63
2026	63
2027	5
Total	$131

Consolidated rent and operating expense relating to the Vancouver, Canada office for years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59	$57
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	2.08 years	1.08 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408 .

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2024:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	2,939,164	(1)	$1.25	(1)	41,511	(1)
Equity compensation plans not approved by security holders(2)	484,000		$4.99		901,000
Total	3,423,164		$11.97		942,511

(1)
As of December 31, 2024, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan, (c) the 2018 Equity Incentive Plan and (d) the 2023 Non-Employee Director Equity Incentive Plan.
(2)
Stock options granted under our 2024 Equity Inducement Plan as inducements to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4).

The remaining information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation, filed June 8, 2023	8-K	033-80623	3.1	June 9, 2023

3.2	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.3	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.4	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.2	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.3	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.4	Form of Common Stock Purchase Warrant (October 2018 Private Placement)	8-K	033-80623	4.1	October 1, 2018

4.5	Form of Warrant (May 2019)	8-K	033-80623	4.1	June 3, 2019

4.6	Form of Common Stock Purchase Warrant (December 2019 Offering)	8-K	033-80623	4.1	December 20, 2019

4.7	Form of Common Stock Purchase Warrant (April 2020)	8-K	033-80623	4.1	April 30, 2020

4.8	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.9	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.10	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
4.11	Form of Common Stock Warrant (February 2024 Private Placement)	8-K	033-80623	4.1	February 29, 2024

4.12	Form of Registration Rights Agreement	8-K	033-80623	10.2	November 18, 2022

4.13	Registration Rights Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.2	July 29, 2024

10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††	10-K	033-80623	10.8	March 16, 2023

10.9	Achieve Life Sciences, Inc. 2023 Non-Employee Director Equity Incentive Plan, and forms of award agreements thereunder	DEF 14A	033-80623	Appendix B	April 28, 2023

10.10	2024 Equity Inducement Plan and forms of award agreements thereunder	S-8	333-283630	99.1	December 5, 2024

10.11	Form of Indemnification Agreement for Officers and Directors of the Company	10-K	033-80623	10.10	March 28, 2024

10.12	Form of Indemnification Agreement between OncoGenex Technologies Inc. and Cindy Jacobs††	F-1	333-139293	10.7	December 13, 2006

10.13	Employment Agreement between OncoGenex Pharmaceuticals, Inc. and John Bencich††	10-Q	033-80623	10.1	November 10, 2016

10.14	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.15	Amended and Restated Employment Agreement, dated September 28, 2020, by	10-Q	033-80623	10.3	November 12, 2020

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
	and between Achieve Life Sciences, Inc. and John Bencich ††

10.16	Amended and Restated Employment Agreement, dated September 27, 2022, by and between Achieve Life Sciences, Inc. and Cindy Jacobs ††	10-K	033-80623	10.26	March 16, 2023

10.17	Separation and Release Agreement, dated August 26, 2024, between Achieve Life Sciences, Inc. and John Bencich	10-Q	033-80623	10.3	November 7, 2024

10.18	Executive Employment Agreement, dated August 26, 2024, between Achieve Life Sciences, Inc. and Thomas B. King	10-Q	033-80623	10.4	November 7, 2024

10.19	Executive Employment Agreement, dated December 5, 2024, between Achieve Life Sciences, Inc. and Mark K. Oki					X

10.20	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.21	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.22	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.23	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.24	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.25	Share Purchase Agreement, by and between Sopharma AD and Achieve Life Sciences, Inc., dated May 14, 2015*	10-K	033-80623	10.21	March 28, 2024

10.26	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.27	Amendment One to License of Technology, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.28	Amended and Restated Commercial Agreement on Supply of Pharmaceutical Products, dated July 28, 2017, by and	10-Q	033-80623	10.1	November 9, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
	between Achieve Life Science, Inc., and Sopharma AD*

10.29	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.30	Contingent Convertible Debt Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.1	July 29, 2024

10.31	Securities Purchase Agreement, dated as of February 28, 2024, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto	8-K	033-80623	10.1	February 29, 2024

10.32	Open Market Sale Agreement SM, dated September 27, 2024, between Achieve Life Sciences, Inc. and Jefferies LLC	8-K	033-80623	1.1	September 27, 2024

10.33	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

10.34	Lease Extension Agreement, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.	10-K	033-80623	10.22	March 16, 2023

10.35	Office Lease by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024	10-K	033-80623	10.32	March 28, 2024

10.36	Lease Extension Agreement by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024					X

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)

31.1

Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
31.2

Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

97.0	Compensation Recovery Policy	10-K	033-80623	97.0	March 28, 2024

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 11, 2025	By:	/s/ MARK OKI
Mark Oki
Chief Financial Officer (Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Oki and Richard Stewart, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ RICHARD STEWART	Chief Executive Officer and Director (Principal Executive Officer)	Date: March 11, 2025
Richard Stewart

By: /s/ MARK OKI	Chief Financial Officer (Principal Financial Officer)	Date: March 11, 2025
Mark Oki

By: /s/ JERRY WAN	Vice President, Finance (Principal Accounting Officer)	Date: March 11, 2025
Jerry Wan

By: /s/ CINDY JACOBS	President, Chief Medical Officer and Director	Date: March 11, 2025
Cindy Jacobs

By: /s/ THOMAS B. KING	Executive Chairman and Director	Date: March 11, 2025
Thomas B. King

By: /s/ BRIDGET MARTELL	Director	Date: March 11, 2025
Bridget Martell

By: /s/ STUART DUTY	Director	Date: March 11, 2025
Stuart Duty

By: /s/ THOMAS SELLIG	Director	Date: March 11, 2025
Thomas Sellig

By: /s/ KRISTIN SLAOUI	Director	Date: March 11, 2025
Kristin Slaoui

By: /s/ NANCY R. PHELAN	Director	Date: March 11, 2025
Nancy R. Phelan