Form 10-Q
period 2025-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2025-05-13
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 13, 2025 there were 34,685,072 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
progress and preliminary and future results of any clinical trials;
•
timing and plans for the expansion of our focus to develop cytisinicline for other forms of nicotine dependence;
•
timing and amount of future contractual payments, product revenue and operating expenses;
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including fluctuating inflation, interest and tariff rates, the impact of significant political, trade and regulatory developments, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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
•
We expect to continue to rely on third parties to manufacture cytisinicline. We currently exclusively rely on Sopharma AD, or Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for manufacturing finished product, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if we and Sopharma are not able to come to a resolution to our dispute, or if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.
•
We plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the marketing approval of cytisinicline as a drug therapy in treating nicotine dependence for smoking cessation in adults, based largely on data from our completed Phase 3 ORCA-2 and ORCA-3 clinical trials and the ongoing ORCA-OL trial; however, there can be no assurance that the data from our clinical trials will ultimately support an NDA filing or that the FDA will grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$13,016	$12,753
Marketable securities [note 5]	10,229	21,607
Prepaid expenses and other assets	1,755	2,107
Total current assets	25,000	36,467
Other assets and restricted cash [note 5]	300	39
Right-of-use assets [note 8]	106	119
License agreement [note 3 and note 4]	918	974
Goodwill	1,034	1,034
Total assets	$27,358	$38,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$1,950
Accrued liabilities other	1,304	573
Accrued clinical liabilities	1,955	1,077
Accrued compensation	964	3,027
Current portion of long-term obligations [note 8]	57	55
Current portion of convertible debt [note 5 and note 6]	1,194	—
Total current liabilities	7,130	6,682
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	8,657	9,837
Contingent consideration [note 4 and note 5]	1,240	1,149
Long-term obligations [note 8]	52	66
Total liabilities	17,079	17,734
Commitments and contingencies [note 8]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2025 and zero issued and outstanding at December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2025 and zero issued and outstanding at December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 34,685,072 issued and outstanding at March 31,2025 and 34,685,072 issued and outstanding at December 31, 2024	103	103
Additional paid-in capital	228,575	226,343
Accumulated deficit	(218,405)	(205,578)
Accumulated other comprehensive income	6	31
Total stockholders' equity	10,279	20,899
Total liabilities and stockholders' equity	$27,358	$38,633
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2025	2024
EXPENSES
Research and development	7,097	2,799
General and administrative	5,797	3,183
Total operating expenses	12,894	5,982
OTHER INCOME (EXPENSE)
Interest income	322	368
Interest expense [note 6]	(185)	(813)
Change in fair value of contingent consideration [note 4 and note 5]	(91)	(52)
Other expense	21	(15)
Total other income (expense)	67	(512)
Net loss	$(12,827)	$(6,494)
OTHER COMPREHENSIVE INCOME
Net unrealized gain on marketable securities	(25)	—
Total other comprehensive income	(25)	—
Comprehensive loss	$(12,852)	$(6,494)
Basic and diluted net loss per common share [note 7[d]]	$(0.37)	$(0.26)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	34,685,072	25,048,134

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net loss	$(12,827)	$(6,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	62	57
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	2,232	1,288
Accrued interest on 2023 SVB convertible term loan [note 6]	—	318
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	14	—
Accretion of discount on modification of debt	—	161
Change in fair value of contingent consideration [note 4 and note 5]	91	52
Changes in operating assets and liabilities:
Prepaid expenses and other assets	85	92
Accounts payable	(293)	(245)
Accrued liabilities other	732	686
Accrued clinical liabilities	879	245
Accrued compensation	(2,064)	(1,447)
Lease obligation [note 8]	1	(1)
Net cash used in operating activities	(11,088)	(5,288)
Financing Activities:
Proceeds from February 2024 registered direct offering, net of issuance costs	—	56,110
Net cash provided by financing activities	—	56,110
Investing Activities:
Purchase of marketable securities	(3,363)	—
Maturities of marketable securities	14,716	—
Net cash used in investing activities	11,353	—
Effect of exchange rate changes on cash	(2)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	263	50,822
Cash, cash equivalents and restricted cash at beginning of the period	12,773	15,596
Cash, cash equivalents and restricted cash at end of the period	$13,036	$66,418

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive income	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 registered direct offering	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 11, 2025.

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $218.4 million through March 31, 2025. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $23.2 million and a positive working capital balance of $17.9 million. For the three months ended March 31, 2025, we incurred a net loss of $12.8 million and net cash used in operating activities was $11.1 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings and/or debt financings and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we advance our product candidate in clinical development and support future commercialization.

We are required to keep substantially all of our cash and cash equivalents with a single financial institution, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or FCB, which we refer to as SVB, as required by the covenants of our New Debt Agreement (Note 5 – Fair Value Measurements - Concentration of Cash and Cash Equivalents Risk and Note 6 – Convertible Debt). Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the three months ended March 31, 2025 and 2024.

These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2024 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2025. Since December 31, 2024, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them other than the ones noted below under "Significant Accounting Policies."

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

The components of intangible assets were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,199)	$918	$3,117	$(2,143)	$974

For each of the three months ended March 31, 2025 and 2024, we recorded license agreement amortization expense of $0.1 million. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025:

Year Ending December 31,
2025	167
2026	223
2027	223
2028	223
2029	82
Total	$918

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2025.

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

We recently communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns are not resolved, we plan to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our potential engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

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

As of March 31, 2025, the fair value of the contingent consideration was estimated to be $1.2 million. We recognized a loss of $0.1 million for each of the three months ended March 31, 2025 and 2024.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$12,401	$—	$—	$12,401
Restricted cash	20	—	—	20
US government securities	—	6,197	—	6,197
Corporate bonds	—	3,642	—	3,642
Commercial paper	—	390	—	390
Total assets	$12,421	$10,229	$—	$22,650
Liabilities
Convertible debt	$—	9,489	$—	$9,489
Contingent consideration	—	—	1,240	1,240
Total liabilities	$—	$9,489	$1,240	$10,729

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2025	Cost	Gains	Losses	Fair Value
Money market securities	$12,401	$—	$—	$12,401
Total cash equivalents	$12,401	$—	$—	$12,401
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2025	Cost	Gains	Losses	Fair Value
US government securities	$6,196	$—	$1	$6,197
Corporate bonds	3,641	—	1	3,642
Commercial paper	390	—	—	390
Total marketable securities	$10,227	$—	$2	$10,229

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of March 31, 2025, approximately $20.2 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.3 million of our cash and $1.9 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 6 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the three months ended March 31, 2025 and 2024.

Concentration of Credit Risk

For certain of our financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities other, accrued clinical liabilities and accrued compensation, carrying values approximate fair value due to their short-term nature. Our cash equivalents are recorded at fair value.

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates as well as credit risk associated with the financial stability of the issuers of the financial instruments. Foreign exchange rate risk arises as a portion of our expenses are denominated in other than U.S. dollars.

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At March 31, 2025, the average days to maturity of our portfolio of cash equivalents and marketable securities was 64 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	March 31, 2025			December 31, 2024
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$10,000	$9,851	$9,489	$10,000	$9,837	$9,430

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of March 31, 2025 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2025:

	Balance at	Change in	Balance at
(in thousands)	December 31, 2024	Fair Value	March 31, 2025
Contingent consideration	$1,149	$91	$1,240

6. CONVERTIBLE DEBT

Convertible Debt

In May 2023, we entered into a contingent convertible debt agreement, or Debt Agreement, with Silicon Valley Bank, or SVB, and SVB Innovation Credit Fund VIII, L.P., or, together with SVB, the Lenders, pursuant to which the Lenders provided term loans having an aggregate original principal amount of $16.6 million, or the Convertible Term Loan

In July 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with Silicon Valley Bank, or SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

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

As of March 31, 2025 and December 31, 2024, the New Convertible Term Loan balance was comprised of the following:

	March 31,	December 31,
	2025	2024
New Convertible Term Loan Information
Principal	$10,000	$10,000
Transaction costs	(186)	(186)
Amortization of transaction costs	37	23
	9,851	9,837

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

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three months ended March 31, 2025, we did not sell any shares under the Sale Agreement. As of March 31, 2025, we had $50.0 million available under the Sale Agreement.

[c] Equity Awards

2024 Equity Inducement Plan

As of March 31, 2025, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,250,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 181,000 shares were reserved for options currently outstanding, 168,000 for restricted stock units currently outstanding and 901,000 shares were available for future equity grants. Under the 2024 Equity Inducement Plan, we may grant options to purchase shares of our common stock or restricted stock units as a material inducement to new employees to enter into employment with us. The exercise price of the options is determined by our board of directors, or Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board. The expiry date for each option is set by our Board with a maximum expiry date of ten years from the date of grant. In addition, the 2024 Equity Inducement Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2023 Non-Employee Director Equity Incentive Plan

As of March 31, 2025, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of March 31, 2025, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 4,401,669 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,644,405 were reserved for options currently outstanding, 2,588,650 for restricted stock units currently outstanding, and 168,614 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three months ended March 31, 2025, we did not grant any inducement stock options to new employees. As of March 31, 2025, 135,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of March 31, 2025, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 13,156 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

2010 Performance Incentive Plan

As of March 31, 2025, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 103 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2024	2,139,414	$9.18
Granted	124,500	3.30
Balance, March 31, 2025	2,263,914	$8.86

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rates	4.58%	4.00%
Expected dividend yield	0%	0%
Expected life	5.83 years	5.65 years
Expected volatility	78.90%	90.15%
Forfeiture rate	0.00%	0.00%

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

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$554	$413
General and administrative	$1,678	875
Total stock-based compensation	$2,232	$1,288

As of March 31, 2025, the total unrecognized compensation expense related to stock options granted was $2.3 million, which is expected to be recognized as expense over a period of approximately 2.02 years from March 31, 2025.

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2025, we recorded a compensation expense of $1.8 million, related to these awards, compared to $0.5 million for the three months ended March 31, 2024.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2025:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2024	1,283,750	$4.65
Granted	1,472,900	3.20
Balance, March 31, 2025	2,756,650	$3.88

As of March 31, 2025, we had approximately $5.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.87 years.

[d] Loss Per Share

For the three months ended March 31, 2025, a total of 22,684,819 shares, consisting of warrants to purchase 17,664,255 shares, options exercisable for 2,263,914 shares and 2,756,650 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2024, a total of 21,332,497 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of March 31, 2025, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

[f] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 854,477 shares. All shares purchased under the ESPP are new share issuances. During the three months ended March 31, 2025 and 2024, no shares were purchased under the ESPP.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of March 31, 2025:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Warrants issued in May 2019 financing	60,000	$90.000	May 2025
(2) Warrants issued in April 2020 financing	182,461	$7.240	April 2025
(3) Warrants issued in April 2020 financing	24,375	$7.320	April 2025
(4) Warrants issued in April 2020 financing	25,270	$7.590	April 2025
(5) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(6) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(7) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
(8) Warrants issued in February 2024 financing	13,086,151	$4.906	**

*The pre-funded warrants do not have an expiration date.

**These warrants, the 2024 Warrants, will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

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

No warrants were exercised for the three months ended March 31, 2025 and 2024. As of March 31, 2025, all of our outstanding warrants were classified as equity.

8. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$115	$47	$68	$—	$—
Total	$115	$47	$68	$—	$—

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

Vancouver lease arrangement

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for office space in Vancouver, British Columbia, which commenced on February 1, 2019 and had a four-year term. Pursuant to the terms of the Vancouver Lease, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the Vancouver Lease for another two-year term, which commenced on February 1, 2023. On December 9, 2024, we extended the Vancouver Lease for a further two-year term, which commenced on February 1, 2025. Pursuant to this Vancouver Lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three months ended March 31, 2025 was $31,000, and for the three months ended March 31, 2024 was $29,000.

Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$13	$16
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	1.83 years	0.83 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2025.

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

While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain highly addictive and can deliver harmful chemicals which can cause lung injury or cardiovascular disease. In 2024, 1.6 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never used e-cigarettes. In 2024, the FDA granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation is a process that expedites the development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and have preliminary clinical evidence indicating substantial improvement over existing therapies. Currently, there are no FDA approved drug therapies indicated specifically as an aid to nicotine e-cigarette cessation. We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $12.8 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $218.4 million, cash, cash equivalents and marketable securities balance of $23.2 million and a positive working capital balance of $17.9 million. For the three months ended March 31, 2025, net cash used in operating activities was $11.1 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. For additional information, see the section titled “—Liquidity, Capital Resources and Going Concern.”

Cytisinicline Regulatory Progress

Smoking Cessation

In the fourth quarter of 2023, we initiated our pre-NDA discussions with the FDA regarding the adequacy of our efficacy and safety information for proceeding with an NDA submission. The FDA expressed support for an NDA submission based on adequate efficacy data from our two completed randomized and controlled Phase 3 trials. In addition, the FDA advised that long-term exposure data beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission anticipated in the second quarter of 2025. This study was initiated in May 2024, as discussed further below. We plan to submit the cytisinicline NDA to the FDA in June 2025.

Vaping Cessation

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

In December 2024, we announced the completion of our end-of-Phase 2 meeting with the FDA to review and receive guidance on our proposed Phase 3 clinical program for a future supplemental NDA submission, or sNDA, to expand cytisinicline for vaping cessation treatment. We obtained FDA agreement on a proposed single Phase 3 study design for cytisinicline treatment in vaping cessation and on the additional requirements for submitting an sNDA. The FDA was in alignment on the proposed Phase 3 study design, including the inclusion/exclusion criteria, primary and secondary efficacy objectives, definition of vaping abstinence with biochemical verification, and other overall study assessments. The FDA agreed that one well-controlled Phase 3 trial, in addition to our completed Phase 2 ORCA-V1 trial and the safety exposure data from our ongoing ORCA-OL trial, would be sufficient for a vaping cessation indication as an sNDA. Dependent on availability of funding, we intend to initiate Phase 3 clinical development of cytisinicline for nicotine dependence for e-cigarettes/vaping in the first half of 2026, which we expect to complete approximately 12 months after initiation, and may explore additional indications for the treatment of nicotine dependence in the future.

Ongoing Open Label ORCA-OL Trial

In May 2024, we initiated the ORCA-OL open-label exposure trial. ORCA-OL is designed to evaluate the long-term exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. The trial results will provide long-term cytisinicline safety exposure data from subjects who currently smoke or use nicotine e-cigarettes and will receive cytisinicline treatment for up to one year. Cumulative 6-month exposure data from this study is required for submission of our cytisinicline NDA.

In October 2024, we announced that the ORCA-OL trial completed enrollment of 479 subjects at 29 clinical trial sites across the United States. We enrolled subjects who had previously participated in the ORCA-program studies. Participants were contacted to enroll in the ORCA-OL study if they were currently using either, or both, combustible cigarettes or nicotine containing e-cigarettes (vaping). Subjects receive cytisinicline treatment and are monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be collected.

Based on agreement with the FDA to follow ICH E1 guidance for longer-term safety exposure for pharmaceuticals, results of the ORCA-OL trial are expected to meet the FDA requirement to provide safety data on a minimum of 300 subjects treated with cytisinicline for a cumulative period of six months as part of the anticipated NDA submission. Subsequently, data on at least 100 subjects treated for a cumulative period of one year will be provided prior to potential product approval. ORCA-OL is being conducted at 29 clinical trial sites across the United States, all of which participated in previous ORCA-program clinical trials.

In January 2025, we announced that the ORCA-OL trial had reached the goal of at least 300 subjects completing six months of cumulative cytisinicline treatment. The safety data from the 300 subjects treated with cytisinicline for a cumulative period of six months will be included in our planned NDA submission in June 2025.

In April 2025, we reached the second milestone of the ORCA-OL trial with at least 100 subjects completing one year of cumulative cytisinicline treatment. These safety data from these subjects are planned to be submitted with the standard 120-day safety update following NDA submission, during the NDA review period.

In May 2025, the Data Safety Monitoring Committee, or DSMC, completed its third independent review of the ongoing ORCA-OL trial. The DSMC reported no unexpected treatment-related adverse events and noted excellent participant adherence to cytisinicline. The overall safety data remain consistent with previous findings, and the DSMC recommended the study continue as planned with no changes.

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

We recently communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns are not resolved, we plan to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our potential engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of March 31, 2025, the fair value of the contingent consideration was estimated to be $1.2 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a loss of $0.1 million for the three months ended March 31, 2025.

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

Our R&D expenses will vary materially between quarters based on the timing of our clinical trials. The process of conducting clinical trials and non-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”)

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

Results of Operations

For the three months ended March 31, 2025 and 2024

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three months ended March 31, 2025 increased to $7.1 million as compared to $2.8 million for the three months ended March 31, 2024. The increase in expenses for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to costs from our ORCA-OL open label safety trial, which continued at full enrollment during the quarter, as compared to the same period in 2024 during which costs incurred were primarily associated with planning activities for the initiation of our ORCA-OL trial in the second quarter of 2024.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 increased to $5.8 million from $3.2 million for the three months ended March 31, 2024. The increase in expenses for the three months ended March 31, 2025 as compared to the same period in 2024 was due to higher employee expenses and commercial launch preparation costs. Employee expense increases included $0.8 million in higher stock-based compensation expense and a $0.3 million increase related to headcount. Commercial launch preparation costs increased by $1.1 million.

Interest Income

Total interest income for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively. The decrease in interest income for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to lower average cash balances throughout 2025 and lower interest rates.

Interest Expense

Total interest expense for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.8 million, respectively. The decrease in interest expense for the three months ended March 31, 2025 as compared to the same period in 2024 was due to a lower principal balance on our New Convertible Term Loan, relative to the Convertible Term Loan, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (see "Liquidity and Capital Resources" below).

Change in fair value of contingent consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 5 “Fair Value Measurements,

Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated financial statements).

For each of the three months ended March 31, 2025 and 2024 we recognized a loss of $0.1 million.

Liquidity, Capital Resources and Going Concern

We have incurred an accumulated deficit of $218.4 million through March 31, 2025 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2025, we had a cash, cash equivalents and marketable securities balance of $23.2 million and a positive working capital balance of $17.9 million. For the three months ended March 31, 2025, net cash used in operations was $11.1 million.

We have historically financed our operations through equity and debt financings and government grants. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a late-stage clinical specialty pharmaceutical company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing advancement of our clinical trials and corporate activities.

The financial results have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings and/or debt financings and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, regulatory review and commercialization efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to develop our product candidate.

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

The New Convertible Term Loan matures on December 1, 2027, which maturity date may be extended to June 1, 2028, upon the occurrence of certain events as provided for in the New Debt Agreement. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender will further make available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we receive written notice that the FDA has accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion. Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until December 31, 2025, subject to extension as provided for in the New Debt Agreement. The “interest-only” period may be extended to June 30, 2026, if (i) prior to December 31, 2025, we have received at least $40,000,000 in net cash proceeds from the issuance equity interests and (ii) the conditions of Additional Term Loan Event I have been satisfied.

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

February 2024 Registered Direct Offering and Concurrent Private Placement

In February 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we sold 13,086,151 shares of common stock at a price of $4.585 per share in a registered direct offering. The offering of the shares was made pursuant to our shelf registration statement on Form S-3, including the prospectus dated January 5, 2022, contained therein, and the prospectus supplement dated February 28, 2024.

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Jefferies Open Market Sales Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three months ended March 31, 2025, we did not sell any shares under the Sale Agreement. As of March 31, 2025, we had $50.0 million available under the Sale Agreement.

Cash Flows

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $11.1 million compared to $5.3 million for the three months ended March 31, 2024. The increase in cash used in operations in the 2025 period as compared to the 2024 period was due to higher R&D expenses associated with our ORCA-OL open-label safety trial, was initiated in May 2024 and continued at full enrollment during the quarter.

Financing Activities

For the three months ended March 31, 2025, we had no financing activities. For the three months ended March 31, 2024, net cash provided by financing activities was $56.1 million. Net cash provided by financing activities in the three months ended March 31, 2024, relates to proceeds received from the February 2024 registered direct offering.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $11.4 million. Net cash provided by investing activities in the three months ended March 31, 2025 was due to transactions involving marketable securities in the normal course of business. For the three months ended March 31, 2024, we had no investing activities.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. For more information regarding our current contingencies and commitments, see Note 8 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2024 in our Annual Report on Form 10-K filed with the SEC, on March 11, 2025. Since December 31, 2024, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the unaudited consolidated financial statements for information related to the adoption of new accounting standards in 2025.

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

During the quarter ended March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including fluctuating inflation, interest and tariff rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

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

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. Additionally, if we are unsuccessful in raising additional funds, we may decide to explore a range of strategic alternatives to maximize stakeholder value, which may include, without limitation, a sale of assets and/or the initiation of bankruptcy proceedings. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As of March 31, 2025, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $10.0 million.

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

We regularly maintain cash balances at third-party financial institutions, including with Silicon Valley Bank, or SVB, both in the United States and internationally, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. We initiated the ORCA-OL trial in May 2024, and in October 2024, we announced the completion of enrollment of 479 subjects. In January 2025, we announced that the ORCA-OL trial had reached the goal of at least 300 subjects completing six months of cumulative cytisinicline exposure and in April 2025, we reached the goal of at least 100 subjects completing one year of cumulative cytisinicline exposure. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

•
the existing data, and the data from the ORCA-OL open-label study, may not be sufficient and the FDA may require additional clinical and/or nonclinical studies prior to filing an NDA or prior to approval of cytisinicline for treating nicotine dependence for smoking cessation in adults;

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

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research, development and commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times and delays in obtaining regulatory approvals for our product candidates. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

Even if cytisinicline is approved by the FDA or comparable foreign regulatory authorities, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and the requirements of comparable foreign regulatory authorities. Compliance with such regulatory requirements will likely be costly, and the failure to comply would likely result in penalties, up to and including, the loss of such approvals from the FDA or comparable foreign regulatory authorities.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our interim executive chairman Thomas B. King, and our executive officers Richard Stewart, Mark Oki, Cindy Jacobs and Jaime Xinos. In addition, although we have entered into employment agreements with each of Mr. King, Mr. Stewart, Mr. Oki, Dr. Jacobs and Ms. Xinos, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline. We currently exclusively rely on Sopharma to manufacture cytisinicline for use in clinical trials and plan to engage other third parties for manufacturing finished product on a commercial scale, if approved. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if Sopharma fails to obtain approval of government regulators, fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices.

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

Sopharma and potential other third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. Failure by Sopharma or any of our potential third-party manufacturers to pass a pre-approval inspection by the FDA may require us to pursue alternative manufacturers, which could result in delay in commercialization, additional costs or other adverse impacts. Failure by Sopharma or any of our potential third-party manufacturers to pass a pre-approval inspection by the FDA or to otherwise comply with applicable regulations may result in delays and interruptions to our product candidate supply, or additional costs, while we seek to secure another supplier that meets all regulatory requirements. We plan to engage third-party manufacturers, or CMOs, to manufacture cytisinicline and to include such potential CMOs in our NDA to the FDA in the event that Sopharma is unable to meet inspection requirements of the FDA. We have concerns regarding Sopharma’s ability to pass an FDA pre-approval inspection. If those concerns are not resolved, we plan to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our potential engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve the parties’ dispute. In the event we are unable to resolve our ongoing dispute with Sopharma, such dispute may result in litigation, additional costs or delays regarding our NDA or ultimate commercialization.

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

We currently rely on Sopharma to package the cytisinicline used in our clinical trials, which is manufactured in its facilities in Bulgaria. The conflict in Ukraine, including the possibility of expanded regional or global conflict and related economic sanctions, may have negative impacts on Sopharma’s business, which could cause them to reduce or terminate investments in the cytisinicline program. If Sopharma fails to timely deliver the supplies needed, then our clinical studies could be delayed materially. Sopharma may fail to perform under their contractual obligations or may fail to deliver the required commercial product on a timely basis and at commercially reasonable prices. If we are required to identify and qualify an alternate manufacturer, we may be forced to delay or suspend our clinical trials.

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

As of March 31, 2025, there were 2,263,914 shares of our common stock subject to outstanding options and 2,756,650 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of March 31, 2025, there were approximately 17,521,398 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $5.15 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. If these shares are issued upon exercise of the warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 13, 2025	By:	/s/ Mark Oki
Mark Oki
Chief Financial Officer (Principal Financial Officer)