Form 10-Q
period 2025-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2025-08-07
CIK 949858

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 7, 2025 there were 51,104,968 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
our ability to raise additional capital as needed to fund our planned development and commercialization efforts and service our existing debt;
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
•
Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully obtain approval from the FDA or other regulatory agencies to commercialize cytisinicline.
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
•
The FDA may not grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$51,874	$12,753
Marketable securities [note 5]	3,523	21,607
Prepaid expenses and other assets	1,506	2,107
Total current assets	56,903	36,467
Other assets and restricted cash [note 5]	42	39
Right-of-use assets [note 8]	93	119
License agreement [note 3 and note 4]	863	974
Goodwill	1,034	1,034
Total assets	$58,935	$38,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$1,950
Accrued liabilities other	1,219	573
Accrued clinical liabilities	1,970	1,077
Accrued compensation	1,563	3,027
Contingent consideration [note 4 and note 5]	1,337	—
Current portion of long-term obligations [note 8]	58	55
Current portion of convertible debt [note 5 and note 6]	1,208	—
Total current liabilities	8,573	6,682
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	8,657	9,837
Contingent consideration [note 4 and note 5]	—	1,149
Long-term obligations [note 8]	37	66
Total liabilities	17,267	17,734
Commitments and contingencies [note 8]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2025 and zero issued and outstanding at December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2025 and zero issued and outstanding at December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 49,685,072 issued and outstanding at June 30, 2025 and 34,685,072 issued and outstanding at December 31, 2024	118	103
Additional paid-in capital	272,670	226,343
Accumulated deficit	(231,123)	(205,578)
Accumulated other comprehensive income	3	31
Total stockholders' equity	41,668	20,899
Total liabilities and stockholders' equity	$58,935	$38,633
Subsequent events [note 9]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
EXPENSES
Research and development	6,707	5,113	13,804	7,912
General and administrative	5,856	3,318	11,653	6,501
Total operating expenses	12,563	8,431	25,457	14,413
OTHER INCOME (EXPENSE)
Interest income	192	833	514	1,201
Interest expense [note 6]	(191)	(804)	(376)	(1,617)
Change in fair value of contingent consideration [note 4 and note 5]	(97)	(57)	(188)	(109)
Other expense	(59)	(2)	(38)	(17)
Total other income (expense)	(155)	(30)	(88)	(542)
Net loss	$(12,718)	$(8,461)	(25,545)	(14,955)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on marketable securities	(3)	(11)	(28)	(11)
Total other comprehensive loss	(3)	(11)	(28)	(11)
Comprehensive loss	$(12,721)	$(8,472)	(25,573)	(14,966)
Basic and diluted net loss per common share [note 7[d]]	$(0.37)	$(0.25)	$(0.74)	$(0.50)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	34,685,072	34,318,709	34,685,072	29,683,422
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net loss	$(25,545)	$(14,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	117	114
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	5,120	2,742
Accrued interest on 2023 SVB convertible term loan [note 6]	—	624
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	28	—
Accretion of discount on modification of debt	—	322
Change in fair value of contingent consideration [note 4 and note 5]	188	109
Changes in operating assets and liabilities:
Grant receivable	—	111
Prepaid expenses and other assets	592	61
Accounts payable	(732)	(68)
Accrued liabilities, other	646	266
Accrued clinical liabilities	893	1,428
Accrued compensation	(1,464)	(962)
Lease obligation [note 8]	—	(1)
Net cash used in operating activities	(20,157)	(10,209)
Financing Activities:
Taxes paid related to net share settlement of equity awards	—	(114)
Proceeds from February 2024 registered direct offering, net of issuance costs [note 7b]	—	56,071
Proceeds from June 2025 public offering, net of issuance costs [note 7b]	41,222	—
Net cash provided by financing activities	41,222	55,957
Investing Activities:
Purchase of marketable securities	(4,260)	(46,568)
Maturities of marketable securities	22,316	—
Net cash provided by (used in) investing activities	18,056	(46,568)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,121	(820)
Cash, cash equivalents and restricted cash at beginning of the period	12,773	15,596
Cash, cash equivalents and restricted cash at end of the period	$51,894	$14,776

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279
Stock-based compensation expense	—	—	—	—	2,888	—	—	2,888
Shares issued - June 2025 public offering	15,000,000	15	—	—	41,207	—	—	41,222
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(12,718)	(12,718)
Balance, June 30, 2025	49,685,072	$118	—	$—	$272,670	$3	$(231,123)	$41,668

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 registered direct offering	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456
Stock-based compensation expense	—	—	—	—	1,454	—	—	1,454
Shares issued - February 2024 registered direct offering	—	—	—	—	(39)	—	—	(39)
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(8,461)	(8,461)
Balance, June 30, 2024	34,341,303	$103	—	$—	$222,895	$(7)	$(180,706)	$42,285

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY RISK

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a late-stage clinical specialty pharmaceutical company with a sole mission to address the global nicotine dependence epidemic in combustible cigarette and e-cigarette usage through the development and commercialization of cytisinicline. We were incorporated in the state of Delaware, and operate out of Seattle, Washington and Vancouver, British Columbia.

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

Liquidity

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $231.1 million through June 30, 2025. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $55.4 million and a positive working capital balance of $48.3 million. For the six months ended June 30, 2025, we incurred a net loss of $25.5 million and net cash used in operating activities was $20.2 million. We have historically financed our operations through equity offerings, debt financings and government grants. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing clinical development and commercialization of our product candidate.

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

The components of intangible assets were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,254)	$863	$3,117	$(2,143)	$974

For the three and six months ended June 30, 2025, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2024, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025 (in thousands):

Year Ending December 31,
2025	$112
2026	223
2027	223
2028	223
2029	82
Total	$863

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of June 30, 2025.

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

We recently communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA and included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

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

As of June 30, 2025, the fair value of the contingent consideration was estimated to be $1.3 million. We recognized a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. We recognized a loss of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$51,184	$—	$—	$51,184
Restricted cash	20	—	—	20
US government securities	—	2,737	—	2,737
Commercial paper	—	786	—	786
Total assets	$51,204	$3,523	$—	$54,727
Liabilities
Convertible debt	$—	9,548	$—	$9,548
Contingent consideration	—	—	1,337	1,337
Total liabilities	$—	$9,548	$1,337	$10,885

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents and restricted cash consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2025	Cost	Gains	Losses	Fair Value
Money market securities	$51,184	$—	$—	$51,184
Total cash equivalents	$51,184	$—	$—	$51,184
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2025	Cost	Gains	Losses	Fair Value
US government securities	$2,737	$—	$—	$2,737
Commercial paper	787	—	(1)	786
Total marketable securities	$3,524	$—	$(1)	$3,523

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of June 30, 2025, approximately $52.9 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.1 million of our cash and $1.3 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 6 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the six months ended June 30, 2025 and 2024.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At June 30, 2025, the average days to maturity of our portfolio of cash equivalents and marketable securities was 72 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	June 30, 2025			December 31, 2024
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$10,000	$9,865	$9,548	$10,000	$9,837	$9,430

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of June 30, 2025 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2025:

	Balance at	Change in	Balance at
(in thousands)	December 31, 2024	Fair Value	June 30, 2025
Contingent consideration	$1,149	$188	$1,337

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

As of June 30, 2025 and December 31, 2024, the New Convertible Term Loan balance was comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
New Convertible Term Loan Information
Principal	$10,000	$10,000
Transaction costs	(186)	(186)
Amortization of transaction costs	51	23
	$9,865	$9,837

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

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three and six months ended June 30, 2025, we did not sell any shares under the Sale Agreement. As of June 30, 2025, we had $50.0 million available under the Sale Agreement.

June 2025 Public Offering

On June 26, 2025, we entered into an underwriting agreement, or Underwriting Agreement, with Citizens JMP Securities, LLC and Raymond James & Associates, Inc., or the Underwriters, as representatives of the underwriters, pursuant to which we agreed to issue and sell to the Underwriters 15,000,000 shares of our common stock, or the Shares, and accompanying common warrants, or Accompanying Warrants, to purchase up to 15,000,000 shares of common stock, or Warrant Shares, or pre-funded warrants to purchase shares of our common stock in lieu thereof, or Pre-Funded Warrants.

The Shares and Accompanying Warrants were sold collectively at the public offering price of $3.00 per Share and Accompanying Warrant, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 Shares and/or up to an additional 2,250,000 Accompanying Warrants at the same public offering price per Share and Accompanying Warrant, less underwriting discounts and commissions. On June 28, 2025, the Underwriters exercised their option in part to purchase an additional 1,766,666 Accompanying Warrants. On July 25, 2025, the Underwriters exercised their option in part to purchase an additional 1,419,896 Shares.

Each Accompanying Warrant is exercisable, at the purchaser’s election, for either Warrant Shares at an exercise price of $3.00 per share or for Pre-Funded Warrants at an exercise price of $2.999 per Pre-Funded Warrant. The Accompanying Warrants are exercisable any time after the date of issuance, subject to certain ownership limitations, and will expire on the fifth anniversary of the date of issuance. A holder of Accompanying Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The Pre-Funded Warrants have an exercise price of $0.001 per share, will be immediately exercisable subject to certain ownership limitations, and have no expiration. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of Accompanying Warrants and Pre-Funded Warrants may increase or decrease the ownership limitation by providing at least 61 days' prior notice to us.

The June 2025 public offering of 15,000,000 Shares and 15,000,000 Accompanying Warrants raised total gross proceeds of approximately $45.0 million, and after deducting approximately $3.8 million in underwriting discounts and offering expenses, we received net proceeds of approximately $41.2 million. The exercises in part of the Underwriters’ option to purchase 1,766,666 Accompanying Warrants and 1,419,896 Shares raised gross proceeds of $4.3 million, and after deducting approximately $0.3 million in underwriting discounts, we received net proceeds of approximately $4.0 million.

[c] Equity Awards

2024 Equity Inducement Plan

As of June 30, 2025, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,250,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 181,000 shares were reserved for options currently outstanding, 168,000 for restricted stock units currently outstanding and 901,000 shares were available for future equity grants.

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

2023 Non-Employee Director Equity Incentive Plan

As of June 30, 2025, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of June 30, 2025, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 4,401,669 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,511,682 were reserved for options currently outstanding, 2,569,350 for restricted stock units currently outstanding, and 320,637 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and six months ended June 30, 2025, we did not grant any inducement stock options to new employees. As of June 30, 2025, 134,375 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of June 30, 2025, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 10,536 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

2010 Performance Incentive Plan

As of June 30, 2025, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2024	2,139,414	$9.18
Granted	313,500	3.62
Expired	(322,203)	11.64
Cancelled/Forfeited	(2,848)	5.21
Balance, June 30, 2025	2,127,863	$7.99

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rates	4.31%	4.00%
Expected dividend yield	0%	0%
Expected life	5.63 years	5.65 years
Expected volatility	78.31%	90.15%
Forfeiture rate	0.00%	0.00%

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

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$779	$486	$1,333	$899
General and administrative	$2,109	968	3,787	1,843
Total stock-based compensation	$2,888	$1,454	$5,120	$2,742

As of June 30, 2025, the total unrecognized compensation expense related to stock options granted was $2.2 million, which is expected to be recognized as expense over a period of approximately 1.74 years from June 30, 2025.

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2025, we recorded a compensation expense of $2.4 million and $4.2 million, respectively, related to these awards, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively.

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2025:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2024	1,283,750	$4.65
Granted	1,472,900	3.20
Cancelled/Forfeited	(19,300)	3.86
Balance, June 30, 2025	2,737,350	$3.88

As of June 30, 2025, we had approximately $2.7 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.63 years.

[d] Loss Per Share

For the six months ended June 30, 2025, a total of 39,004,028 shares, consisting of warrants to purchase 34,138,815 shares, options exercisable for 2,127,863 shares and 2,737,350 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2024, a total of 21,219,368 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of June 30, 2025, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

[f] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 854,477 shares. All shares purchased under the ESPP are new share issuances. During the three and six months ended June 30, 2025, no shares were purchased under the ESPP. For the three and six months ended June 30, 2024, we recorded a compensation expense of $0.1 million and $0.1 million, respectively.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of June 30, 2025:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(2) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(3) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
(4) Warrants issued in February 2024 financing	13,086,151	$4.906	**
(5) Warrants issued in June 2025 financing	16,766,666	$3.000	June 2030

*The pre-funded warrants do not have an expiration date.

**These warrants, the 2024 Warrants, will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA filing for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence.

The agreements governing the above warrants include the following terms:

•
certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into our common stock at a price per share less than the exercise price of the respective warrants (specifically those issued in the November 2022 Private Placement);
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
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the 2024 Warrants and the warrants issued in the June 2025 financing, or the 2025 Warrants, and together with the 2024 Warrants, the Warrants, in the event we consummate a “fundamental transaction,” as described in the Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the Company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the Warrants will be entitled to receive upon exercise of such Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the Warrants. Additionally, as more fully described in the Warrants, in the event of certain fundamental transactions, the holders of the Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value, as defined in each of the 2024 Warrants and the 2025 Warrants, of the Warrants on the date of consummation of such transaction.

No warrants were exercised for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, all of our outstanding warrants were classified as equity.

8. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$104	$33	$71	$—	$—
Total	$104	$33	$71	$—	$—

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

Vancouver lease arrangement

On November 19, 2018, we entered into a lease agreement, or the Vancouver Lease, for office space in Vancouver, British Columbia, which commenced on February 1, 2019, and had a four-year term. Pursuant to the terms of the Vancouver Lease, we rent approximately 2,367 square feet of office space. On December 16, 2022, we entered into an agreement to extend the Vancouver Lease for another two-year term, which commenced on February 1, 2023. On December 9, 2024, we extended the Vancouver Lease for a further two-year term, which commenced on February 1, 2025. Pursuant to this Vancouver Lease, we rent approximately 2,367 square feet of office space. The annual rent is approximately $0.1 million.

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and six months ended June 30, 2025 was $30,000 and $61,000, respectively and for the three and six months ended June 30, 2024 was $29,000 and $58,000, respectively.

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$13	$15	$85	$31
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.58 years	0.58 years	1.58 years	0.58 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2025.

We have certain agreements with certain organizations with which we do business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for, or expenses related to, indemnification for any period presented.

9. SUBSEQUENT EVENTS

Exercise of the June 2025 Public Offering Overallotment Option

On July 25, 2025, the Underwriters exercised their option in part to purchase an additional 1,419,896 Shares at a price of $3.00 per Share (see Note 9,“Common Stock, June 2025 Public Offering”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late-stage clinical specialty pharmaceutical company with a sole mission to address the global nicotine dependence epidemic in combustible cigarette and e-cigarette usage through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes and an estimated 17 million adults in the United States who utilize e-cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke. Our primary focus is to address this global epidemic.

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

Cytisinicline is a plant-based alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence. In June 2025, we submitted an NDA to the FDA for cytisinicline as a treatment for smoking cessation as the first indication in the United States.

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

If approved, we plan to commence commercial sales of cytisinicline in the United States in the second half of 2026. We believe we will be able to commercialize independently in the U.S. market by focusing our marketing and sales efforts on highly targeted prescriber and patient audiences. We are planning to launch by utilizing a well-established marketing technology infrastructure and embedding AI tools to enhance targeting, decision making, and performance metrics. Launch planning and readiness activities are underway, leveraging our integrated agency partnership with Omnicom, with teams established for key functional areas including market access, medical education, prescriber and patient marketing, and digital infrastructure. Additionally, field-based and virtual sales representatives will supplement digital promotional efforts.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $25.5 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $231.1 million, cash, cash equivalents and marketable securities balance of $55.4 million and a positive working capital balance of $48.3 million. For the six months ended June 30, 2025, net cash used in operating activities was $20.2 million.

Cytisinicline Regulatory Progress

Smoking Cessation

In June 2025, we announced the submission of an NDA with the FDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults. The cytisinicline NDA is supported by a combination of efficacy and well-tolerated safety results from two large, placebo-controlled Phase 3 trials, ORCA-2 and ORCA-3, which evaluated cytisinicline for smoking cessation. In both studies, cytisinicline administered for either 6 or 12 weeks, alongside standard behavioral support, demonstrated significantly greater abstinence rates by the end of treatment and in long-term abstinence through week 24 compared to placebo. We also included safety data on over 300 participants with at least six months of cumulative cytisinicline exposure from the open-label long-term trial, ORCA-OL, and the Data Safety Monitoring Committee did not identify new safety concerns in this trial.

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

In December 2024, we announced the completion of our end-of-Phase 2 meeting with the FDA to review and receive guidance on our proposed Phase 3 clinical program for a future supplemental NDA submission, or sNDA, to expand cytisinicline for vaping cessation treatment. We obtained FDA agreement on a proposed single Phase 3 study design for cytisinicline treatment in vaping cessation and on the additional requirements for submitting an sNDA. The FDA was in alignment on the proposed Phase 3 study design, including the inclusion/exclusion criteria, primary and secondary efficacy objectives, definition of vaping abstinence with biochemical verification, and other overall study assessments. The FDA agreed that one well-controlled Phase 3 trial, in addition to our completed Phase 2 ORCA-V1 trial and the safety exposure data from our ongoing ORCA-OL trial, would be sufficient for a vaping cessation indication as an sNDA. Dependent on availability of funding, we intend to initiate Phase 3 clinical development of cytisinicline for nicotine dependence for e-cigarettes/vaping. We would target to enroll and complete study evaluations approximately 12 months after study initiation. We may explore additional indications for the treatment of nicotine dependence in the future.

Ongoing Open Label ORCA-OL Trial

The ORCA-OL open-label exposure trial was initiated in May 2024 and enrollment was completed in October 2024 with 479 subjects enrolled at 29 clinical trial sites across the United States. ORCA-OL is designed to evaluate the long-term safety exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. Subjects receive cytisinicline treatment and are monitored for safety events for up to one year. The primary endpoint is frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes will be collected.

Based on an agreement with the FDA to follow ICH E1 guidance for longer-term safety exposure for pharmaceuticals, the FDA required that we collect six months of cumulative exposure data from a minimum of 300 subjects to submit our cytisinicline NDA and to meet the FDA requirement to provide safety data. In January 2025, the ORCA-OL trial reached the goal of at least 300 subjects completing six months of cumulative cytisinicline treatment.

In April 2025, the ORCA-OL trial reached the second milestone, with at least 100 subjects completing one year of cumulative cytisinicline treatment. The cumulative one-year exposure data will be provided prior to potential product approval.

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

We recently communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA and included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the

FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of June 30, 2025, the fair value of the contingent consideration was estimated to be $1.3 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

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

Results of Operations

For the three and six months ended June 30, 2025 and 2024

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three months ended June 30, 2025 increased to $6.7 million as compared to $5.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, R&D expenses increased to $13.8 million from $7.9 million for the six months ended June 30, 2024. The increases in expenses for the three and six months ended June 30, 2025 were primarily due to costs from our ORCA-OL open-label safety trial, which continued at full enrollment during the three and the six months ended June 30, 2025, as compared to the same periods in 2024 during which costs incurred were associated with initiation and commencement of enrollment of our ORCA-OL trial, which initiated in the second quarter of 2024.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2025 increased to $5.9 million and $11.7 million, respectively, from $3.3 million and $6.5 million for the three and six months ended June 30, 2024, respectively. The increases in expenses for the three and six months ended June 30, 2025 as compared to the same periods in 2024, were primarily due to higher employee and commercial launch preparation costs. For the three and six months ended June 30, 2025 as compared to the same periods in 2024, employee expense increases included $1.1 million and $1.9 million, respectively, in higher stock-based compensation expense, and $0.3 million and $0.5 million, respectively, in non-stock based compensation expense related to headcount. Increases in commercial launch preparation costs for the three and six months ended June 30, 2025, as compared to the same periods in 2024, were $0.5 million and $1.7 million, respectively.

Interest Income

Total interest income for the three and six months ended June 30, 2025, was $0.2 million and $0.5 million, respectively, compared to $0.8 million and $1.2 million for three and six months ended June 30, 2024, respectively. The decrease in interest income for the three and six months ended June 30, 2025, as compared to the same period in 2024 was primarily due to lower average cash balances throughout the first six months of 2025 and lower interest rates.

Interest Expense

Total interest expense for the three and six months ended June 30, 2025, was $0.2 million and $0.4 million, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively. The decrease in interest expense for the six months ended June 30, 2025 as compared to the same period in 2024 was due to a lower principal balance on our New Convertible Term Loan, relative to the Convertible Term Loan, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (see "Liquidity and Capital Resources" below).

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

For the three and six months ended June 30, 2025, we recognized a loss of $ 0.1 million and $ 0.2 million, respectively. For the three and six months ended June 30, 2024, we recognized a loss of $0.1 million and $0.1 million, respectively.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $231.1 million through June 30, 2025 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2025, we had a cash, cash equivalents and marketable securities balance of $55.4 million and a positive working capital balance of $48.3 million. For the six months ended June 30, 2025, net cash used in operations was $20.2 million.

We have historically financed our operations through equity and debt financings and government grants. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a late-stage clinical specialty pharmaceutical company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing clinical development and commercialization activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient for us to fund our current operating expenses and capital expenditures into the second half of 2026.

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

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof and will expire on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA filing for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Jefferies Open Market Sales Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. During the three and six months ended June 30, 2025, we did not sell any shares under the Sale Agreement. As of June 30, 2025, we had $50.0 million available under the Sale Agreement.

June 2025 Public Offering

On June 26, 2025, we entered into an underwriting agreement, or Underwriting Agreement, with Citizens JMP Securities, LLC and Raymond James & Associates, Inc., or the Underwriters, as representatives of the underwriters, pursuant to which we agreed to issue and sell to the Underwriters 15,000,000 shares of our common stock, or the Shares, and accompanying common warrants, or Accompanying Warrants, to purchase up to 15,000,000 shares of common stock, or Warrant Shares, or pre-funded warrants to purchase shares of our common stock in lieu thereof, or Pre-Funded Warrants.

The Shares and Accompanying Warrants were sold collectively at the public offering price of $3.00 per Share and Accompanying Warrant, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 Shares and/or up to an additional 2,250,000 Accompanying Warrants at the same public offering price per Share and Accompanying Warrant, less underwriting discounts and commissions. On June 28, 2025, the Underwriters exercised their option in part to purchase an additional 1,766,666 Accompanying Warrants. On July 25, 2025, the Underwriters exercised their option in part to purchase an additional 1,419,896 Shares.

Each Accompanying Warrant is exercisable, at the purchaser’s election, for either Warrant Shares at an exercise price of $3.00 per share or for Pre-Funded Warrants at an exercise price of $2.999 per Pre-Funded Warrant. The Accompanying Warrants are exercisable any time after the date of issuance, subject to certain ownership limitations, and will expire on the fifth anniversary of the date of issuance. A holder of Accompanying Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The Pre-Funded Warrants have an exercise price of $0.001 per share, will be immediately exercisable subject to certain ownership limitations, and have no expiration. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of Accompanying Warrants and Pre-Funded Warrants may increase or decrease the ownership limitation by providing at least 61 days' prior notice to us.

The June 2025 public offering of 15,000,000 Shares and 15,000,000 Accompanying Warrants raised total gross proceeds of approximately $45.0 million, and after deducting approximately $3.8 million in underwriting discounts and offering expenses, we received net proceeds of approximately $41.2 million. The exercises in part of the Underwriters’ option to purchase 1,766,666 Accompanying Warrants and 1,419,896 Shares raised gross proceeds of $4.3 million, and after deducting approximately $0.3 million in underwriting discounts, we received net proceeds of approximately $4.0 million.

Cash Flows

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $20.2 million compared to $10.2 million for the six months ended June 30, 2024. The increase in cash used in operations in the 2025 period as compared to the 2024 period was due to higher R&D expenses associated with our ORCA-OL open-label safety trial, which was initiated in May 2024 and continued at full enrollment during the six months ended June 30, 2025.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $41.2 million, compared to $56.0 million for the six months ended June 30, 2024. Net cash provided by financing activities in the six months ended June 30, 2025 related to proceeds received from the June 2025 public offering. Net cash provided by financing in the six months ended June 30, 2024, related to proceeds received from the February 2024 registered direct offering.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $18.1 million compared to $46.6 million used in investing activities for the six months ended June 30, 2024. Net cash used and provided by investing activities in the six months ended June 30, 2025 and 2024, respectively, was due to transactions involving marketable securities in the normal course of business.

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

New Accounting Standards

See Note 2, “Accounting Policies,” of the unaudited consolidated financial statements for information related to the adoption of new accounting standards in 2025, no new accounting standards were adopted.

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

During the quarter ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have expended and continue to expend substantial funds in connection with our product development activities including clinical trials and pursuit of regulatory approvals. In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs, efforts to achieve regulatory approval and commercialization.

Our current funds will be insufficient to enable us to bring our product currently under development to commercialization. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, regulatory review and commercialization efforts. The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including fluctuating inflation, interest and tariff rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including capital markets. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development of cytisinicline, and may be required to suspend development of cytisinicline. Our actual capital requirements will depend on numerous factors, including:

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

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development and commercialization in an effort to provide sufficient funds to continue our operations.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As of June 30, 2025, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $10.0 million.

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
•
completing research and development of cytisinicline;
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

Risks Related to the Development of Our Product Candidate Cytisinicline

Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully obtain approval from the FDA or other regulatory agencies to commercialize cytisinicline.

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions In June 2025, we submitted an NDA with the FDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults, which remains under FDA review. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition.

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

The FDA may not grant marketing approval of cytisinicline without additional clinical or nonclinical studies, or at all.

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

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. We initiated the ORCA-OL trial in May 2024, and in October 2024, we announced the completion of enrollment of 479 subjects. In January 2025, we announced that the ORCA-OL trial had reached the goal of at least 300 subjects completing six months of cumulative cytisinicline exposure and in April 2025, we reached the goal of at least 100 subjects completing one year of cumulative cytisinicline exposure. In June 2025, we submitted an NDA with the FDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

•
the existing data, and the data from the ORCA-OL open-label study, may not be sufficient and the FDA may require additional clinical and/or nonclinical studies prior to approval of cytisinicline for treating nicotine dependence for smoking cessation in adults;
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
•
the cost of the ORCA-OL trial;
•
negative or inconclusive results from the ORCA-OL trial, which may result in us deciding, or regulators requiring us, to conduct further additional clinical trials or abandon development programs in ongoing or other planned indications for cytisinicline; and
•
discovery of impurities in our cytisinicline drug product, such as nitrosamines, above the regulators’ prescribed thresholds.

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In June 2025, we submitted an NDA to the FDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults. Even with our recent NDA submission to the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA submission will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved.

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

Sopharma and potential other third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. Failure by Sopharma or any of our potential third-party manufacturers to pass a pre-approval inspection by the FDA may require us to pursue alternative manufacturers, which could result in delay in commercialization, additional costs or other adverse impacts. Failure by Sopharma or any of our potential third-party manufacturers to pass a pre-approval inspection by the FDA or to otherwise comply with applicable regulations may result in delays and interruptions to our product candidate supply, or additional costs, while we seek to secure another supplier that meets all regulatory requirements. We plan to engage third-party manufacturers, or CMOs, to manufacture cytisinicline and have included such potential CMOs in our NDA to the FDA in the event that Sopharma is unable to meet inspection requirements of the FDA. We have concerns regarding Sopharma’s ability to pass an FDA pre-approval inspection. If those concerns are not resolved, we plan to engage third-party manufacturers, and have included such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our potential engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve the parties’ dispute. In the event we are unable to resolve our ongoing dispute with Sopharma, such dispute may result in litigation, additional costs or delays in activities relating to our NDA or ultimate commercialization.

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

We rely upon third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical trials and manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

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

Risks Related to Commercialization of Cytisinicline

If we are unable to establish distribution, marketing, and sales capabilities, we may not be successful in commercializing cytisinicline, if approved.

While certain of our executives have commercialization expertise, we do not have a sales or marketing infrastructure. To achieve commercial success for cytisinicline, if approved, we will need to establish or outsource critical distribution, marketing and sales capabilities.

We plan to engage third parties to build sales and marketing capabilities to market cytisinicline if approved. There are risks involved with entering into arrangements with third parties to perform these services. Furthermore, we have entered into a partnership with Omnicom to support the commercial launch of cytisinicline in the United States, which requires financial commitments in advance of approval and may result is less oversight by us or disruption in our commercialization efforts if disputes or other issues arise in our relationship with Omnicom. If the commercial launch of cytisinicline is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses.

Factors that may inhibit our efforts to commercialize cytisinicline, if approved, on our own include:

•
our inability to recruit and retain qualified commercial experts for core commercial functions, or our inability to maintain adequate staffing for outsourced sales and marketing activities ;
•
the inability of virtual and third-party sales representatives to obtain access to physicians or persuade adequate numbers of physicians to prescribe cytisinicline;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors for cytisinicline;
•
the inability to price cytisinicline at a sufficient price point to ensure appropriate insurance coverage and an attractive level of profitability;
•
restricted or closed distribution channels that make it difficult to distribute cytisinicline to segments of the patient population;
•
the lack of complementary product candidates to be offered by us, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating and outsourcing critical commercial functions

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates outside of the United States or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish distribution, marketing and sales capabilities successfully in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or patent applications will be due to be paid to the USPTO and various patent agencies outside of the United States in several stages over the lifetime of the patents and applications. We have systems in place to remind us to pay these fees, and we employ and rely on reputable law firms and other professionals to effect payment of these fees to the USPTO and non-U.S. patent agencies for the patents and patent applications we own and those that we in-license. We also employ reputable law firms and other professionals to help us comply with the various documentary and other procedural requirements with respect to the patents and patent applications that we own and those that we in-license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

As of June 30, 2025, there were 2,127,863 shares of our common stock subject to outstanding options and 2,737,350 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of June 30, 2025, there were approximately 33,995,958 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.92 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

In February 2024, we announced the sale and issuance of warrants to purchase up to 13,086,151 shares of common stock (or pre-funded warrants), with an exercise price of $4.906 per share (or $4.905 per pre-funded warrant), in a concurrent private placement with the sale of 13,086,151 shares of common stock sold in a registered direct offering. We registered the shares underlying these warrants (or pre-funded warrants) for resale on Form S-3, which was declared effective on May 6, 2024. In June 2025, we entered in an underwriting agreement, pursuant to which we sold and issued warrants to purchase up to 16,766,666 shares of our common stock (or pre-funded warrants), with an exercise price of $3.00 per share (or $2.999 per pre-funded warrant), or the June 2025 Public Offering. If additional shares are issued upon exercise of these warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

In the future, we plan to raise additional capital through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. For example, pursuant to the June 2025 Public Offering, we sold and issued 16,419,896 shares of our common stock and accompanying common warrants purchase up to 16,766,666 million shares of common stock, or pre-funded warrants to purchase shares of our common stock in lieu thereof, at the public offering price of $3.00 per share and accompanying warrant.

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

In addition, for our 2022 to 2024 tax years, the Tax Cuts and Jobs Act required research and experimental expenditures to be capitalized and amortized ratably over a five-year period for U.S. expenditures. Any such expenditures attributable to research conducted outside the United States were required to be capitalized and amortized over a 15-year period. Beginning with our 2025 tax year, tax legislation has restored immediate deductibility of U.S. expenditures, while foreign expenditures will continue to be capitalized and amortized over a 15-year period.

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	033-80623	4.1	June 27, 2025

10.1	Executive Employment Agreement, dated May 9, 2025, by and between Achieve Life Sciences, Inc. and Richard Stewart					X

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

ACHIEVE LIFE SCIENCES, INC.

Date: August 7, 2025	By:	/s/ Mark Oki
Mark Oki
Chief Financial Officer (Principal Financial Officer)