Form 10-Q
period 2025-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2025-11-06
CIK 949858

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 6, 2025 there were 53,233,988 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including fluctuating inflation, interest and tariff rates, the impact of significant political, trade and regulatory developments, including the ongoing shutdown of the U.S. government, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$31,930	$12,753
Marketable securities [note 5]	16,184	21,607
Prepaid expenses and other assets	1,941	2,107
Total current assets	50,055	36,467
Other assets and restricted cash [note 5]	65	39
Right-of-use assets [note 9]	79	119
License agreement [note 3 and note 4]	807	974
Goodwill	1,034	1,034
Total assets	$52,040	$38,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,943	$1,950
Accrued liabilities other	1,802	573
Accrued clinical liabilities	850	1,077
Accrued compensation	2,429	3,027
Current contingent consideration [note 4 and note 5]	1,443	—
Current portion of long-term obligations [note 9]	59	55
Current portion of convertible debt [note 5 and note 6]	1,204	—
Total current liabilities	9,730	6,682
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	8,674	9,837
Non-current contingent consideration [note 4 and note 5]	—	1,149
Long-term obligations [note 9]	21	66
Total liabilities	18,425	17,734
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2025 and zero issued and outstanding at December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2025 and zero issued and outstanding at December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 52,812,488 issued and outstanding at September 30, 2025 and 34,685,072 issued and outstanding at December 31, 2024	121	103
Additional paid-in capital	279,049	226,343
Accumulated deficit	(245,564)	(205,578)
Accumulated other comprehensive income	9	31
Total stockholders' equity	33,615	20,899
Total liabilities and stockholders' equity	$52,040	$38,633
Going concern [note 1]
Subsequent events [note 10]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
EXPENSES
Research and development	5,320	7,609	19,124	15,521
General and administrative	9,372	4,857	21,025	11,358
Total operating expenses	14,692	12,466	40,149	26,879
OTHER INCOME (EXPENSE)
Interest income	554	673	1,068	1,874
Interest expense [note 6]	(192)	(366)	(568)	(1,983)
Change in fair value of contingent consideration [note 4 and note 5]	(106)	(62)	(294)	(171)
Loss on extinguishment of 2023 SVB convertible term loan [note 6]	—	(283)	—	(283)
Other expense	(5)	(8)	(43)	(25)
Total other income (expense)	251	(46)	163	(588)
Net loss	$(14,441)	$(12,512)	(39,986)	(27,467)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on marketable securities	6	82	(22)	71
Total other comprehensive loss	6	82	(22)	71
Comprehensive loss	$(14,435)	$(12,430)	(40,008)	(27,396)
Basic and diluted net loss per common share [note 7[d]]	$(0.28)	$(0.36)	$(0.99)	$(0.88)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	51,017,662	34,355,050	40,189,095	31,251,997
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net loss	$(39,986)	$(27,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	171	171
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	7,460	4,082
Accrued interest on 2023 SVB convertible term loan [note 6]	—	799
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	41	9
Accretion of discount on modification of debt [note 6]	—	365
Loss on extinguishment of 2023 SVB convertible term loan [note 6]	—	283
Change in fair value of contingent consideration [note 4 and note 5]	294	171
Changes in operating assets and liabilities:
Grant receivable	—	111
Prepaid expenses and other assets	136	(1,539)
Accounts payable	(7)	393
Accrued liabilities, other	1,229	547
Accrued clinical liabilities	(227)	1,465
Accrued compensation	(598)	30
Lease obligation [note 9]	(1)	(1)
Net cash used in operating activities	(31,488)	(20,581)
Financing Activities:
Proceeds from exercise of warrants	120	—
Taxes paid related to net share settlement of equity awards	—	(114)
Proceeds from February 2024 registered direct offering, net of issuance costs [note 7b]	—	56,076
Proceeds from employee share purchase plan	—	178
Repayment of 2023 SVB convertible term loan [note 6]	—	(18,109)
Receipt of 2024 SVB convertible term loan less transaction costs [note 6]	—	9,814
Proceeds from June 2025 public offering, net of issuance costs [note 7b]	41,140	—
Proceeds from June 2025 public offering exercise of overallotment option, net of issuance costs [note 7b]	4,004	—
Net cash provided by financing activities	45,264	47,845
Investing Activities:
Purchase of marketable securities	(19,664)	(46,957)
Maturities of marketable securities	25,066	13,660
Net cash provided by (used in) investing activities	5,402	(33,297)
Effect of exchange rate changes on cash	(1)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	19,177	(6,032)
Cash, cash equivalents and restricted cash at beginning of the period	12,773	15,596
Cash, cash equivalents and restricted cash at end of the period	$31,950	$9,564

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279
Stock-based compensation expense	—	—	—	—	2,888	—	—	2,888
Shares issued - June 2025 public offering	15,000,000	15	—	—	41,207	—	—	41,222
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(12,718)	(12,718)
Balance, June 30, 2025	49,685,072	$118	—	$—	$272,670	$3	$(231,123)	$41,668
Stock-based compensation expense	—	—	—	—	2,340	—	—	2,340
Shares issued - June 2025 public offering exercise of overallotment option	1,419,896	1	—	—	4,003	—	—	4,004
Financing costs relating to June 2025 public offering	—	—	—	—	(82)	—	—	(82)
Shares issued on exercise of warrants	40,000	—	—	—	120	—	—	120
Restricted stock unit settlements	1,667,520	2	—	—	(2)	—	—	—
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(14,441)	(14,441)
Balance, September 30, 2025	52,812,488	$121	—	$—	$279,049	$9	$(245,564)	$33,615

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	21,165,760	$90	—	$—	$164,209	$4	$(165,751)	$(1,448)
Stock-based compensation expense	—	—	—	—	1,288	—	—	1,288
Shares issued - February 2024 registered direct offering	13,086,151	13	—	—	56,097	—	—	56,110
Net loss	—	—	—	—	—	—	(6,494)	(6,494)
Balance, March 31, 2024	34,251,911	$103	—	$—	$221,594	$4	$(172,245)	$49,456
Stock-based compensation expense	—	—	—	—	1,454	—	—	1,454
Shares issued - February 2024 registered direct offering	—	—	—	—	(39)	—	—	(39)
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(8,461)	(8,461)
Balance, June 30, 2024	34,341,303	$103	—	$—	$222,895	$(7)	$(180,706)	$42,285
Stock-based compensation expense	—	—	—	—	1,340	—	—	1,340
Financing costs relating to February 2024 registered direct offering	—	—	—	—	5	—	—	5
Shares issued under employee share purchase plan	48,643	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	-	82	—	82
Net loss	—	—	—	—	—	—	(12,512)	(12,512)
Balance, September 30, 2024	34,389,946	$103	—	$—	$224,418	$75	$(193,218)	$31,378

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

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $245.6 million through September 30, 2025 and $205.6 million through December 31, 2024. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $48.1 million and $34.4 million, respectively. As of September 30, 2025 and December 31, 2024, we had a positive working capital balance of $40.3 million and $29.8 million, respectively. For the nine months ended September 30, 2025, we incurred a net loss of $40.0 million and net cash used in operating activities was $31.5 million. For the nine months ended September 30, 2024, we incurred a net loss of $27.5 million and net cash used in operating activities was $20.6 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings, debt financings and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our commercialization and research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our commercialization and development goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our commercialization and clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace of our commercialization activities and the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to prepare for commercialization and develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we continue our commercialization activities and as we advance our product candidate in clinical development.

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

The components of intangible assets were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,310)	$807	$3,117	$(2,143)	$974

For the three and nine months ended September 30, 2025, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025 (in thousands):

Year Ending December 31,
2025	$56
2026	223
2027	223
2028	223
2029	82
Total	$807

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of September 30, 2025.

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

As of September 30, 2025, the fair value of the contingent consideration was estimated to be $1.4 million. We recognized a loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. We recognized a loss of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$31,446	$—	$—	$31,446
Restricted cash	20	—	—	20
US government securities	—	1,987	—	1,987
Corporate bonds	—	10,449	—	10,449
Commercial paper	—	3,748	—	3,748
Total assets	$31,466	$16,184	$—	$47,650
Liabilities
Convertible debt	$—	$9,484	$—	$9,484
Contingent consideration	—	—	1,443	1,443
Total liabilities	$—	$9,484	$1,443	$10,927

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash equivalents and restricted cash consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2025	Cost	Gains	Losses	Fair Value
Money market securities	$31,446	$—	$—	$31,446
Total cash equivalents	$31,446	$—	$—	$31,446
Money market securities (restricted cash)	$20	$—	$—	$20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2025	Cost	Gains	Losses	Fair Value
US government securities	$1,987	$—	$—	$1,987
Corporate bonds	10,444	5	—	10,449
Commercial paper	3,747	1	—	3,748
Total marketable securities	$16,178	$6	$—	$16,184

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of September 30, 2025, approximately $46.4 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.1 million of our cash and $0.7 million of our cash equivalents is held in a single financial institution, SVB, as required by the covenants of the Debt Agreement (Note 6 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the nine months ended September 30, 2025 and 2024.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At September 30, 2025, the average days to maturity of our portfolio of cash equivalents and marketable securities was 112 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	September 30, 2025			December 31, 2024
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$10,000	$9,878	$9,484	$10,000	$9,837	$9,430

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of September 30, 2025 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the nine months ended September 30, 2025 (in thousands):

	Balance at	Change in	Balance at
(in thousands)	December 31, 2024	Fair Value	September 30, 2025
Contingent consideration	$1,149	$294	$1,443

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

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I as described therein, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million.

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

As of September 30, 2025 and December 31, 2024, the New Convertible Term Loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
New Convertible Term Loan Information
Principal	$10,000	$10,000
Transaction costs	(186)	(186)
Amortization of transaction costs	64	23
	$9,878	$9,837

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

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and will expire in October 2025 on the earlier of (i) three and one-half years following the date of issuance and (ii) 30 days following our public disclosure of the acceptance of an NDA for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence, which date occurred in October 2025. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 6, 2025, the Sale Agreement with Jeffries LLC was terminated and no sales of our common stock will be made pursuant to the Sale Agreement.

During the three and nine months ended September 30, 2025, we did not sell any shares under the Sale Agreement. As of September 30, 2025, we had $50.0 million available under the Sale Agreement.

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

[c] Equity Awards

2024 Equity Inducement Plan

As of September 30, 2025, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,082,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 181,000 shares were reserved for options currently outstanding and 901,000 shares were available for future equity grants.

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

2023 Non-Employee Director Equity Incentive Plan

As of September 30, 2025, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of September 30, 2025, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,902,149 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,507,405 were reserved for options currently outstanding, 1,084,330 for restricted stock units currently outstanding, and 310,414 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and nine months ended September 30, 2025, we did not grant any inducement stock options to new employees in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, 125,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of September 30, 2025, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 10,536 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

2010 Performance Incentive Plan

As of September 30, 2025, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2024	2,139,414	$9.18
Granted	313,500	3.62
Expired	(322,203)	11.64
Cancelled/Forfeited	(16,500)	6.46
Balance, September 30, 2025	2,114,211	$8.00

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

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$744	$416	$2,077	$1,315
General and administrative	$1,596	924	5,383	2,767
Total stock-based compensation	$2,340	$1,340	$7,460	$4,082

As of September 30, 2025, the total unrecognized compensation expense related to stock options granted was $1.7 million, which is expected to be recognized as expense over a period of approximately 1.62 years from September 30, 2025.

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2025, we recorded a compensation expense of $1.9 million and $6.1 million, respectively, related to these awards, compared to $0.2 million and $1.4 million for the three and nine months ended September 30, 2024, respectively.

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2025:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2024	1,283,750	$4.65
Granted	1,487,400	3.20
Released	(1,667,520)	3.95
Cancelled/Forfeited	(19,300)	3.86
Balance, September 30, 2025	1,084,330	$3.76

As of September 30, 2025, we had approximately $2.8 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.75 years.

[d] Loss Per Share

For the nine months ended September 30, 2025, a total of 37,297,356 shares, consisting of warrants to purchase 34,098,815 shares, options exercisable for 2,114,211 shares and 1,084,330 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2024, a total of 21,219,343 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of September 30, 2025, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

For the three and nine months ended September 30, 2025, no compensation expenses were recognized related to our ESPP as we did not have an active offering period. For the three and nine months ended September 30, 2024, we recorded a compensation expense of nil and $0.1 million, respectively.

During the three and nine months ended September 30, 2025, no shares were purchased under the ESPP. During the three months ended September 30, 2024, no shares were purchased under the ESPP, and during the nine months ended September 30, 2024, 48,643 shares were purchased under the ESPP.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of September 30, 2025:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
(2) Warrants issued in December 2020 financing	50,000	$8.750	December 2025
(3) Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
(4) Warrants issued in February 2024 financing	13,086,151	$4.906	October 2025
(5) Warrants issued in June 2025 financing	16,726,666	$3.000	June 2030

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

During the three and nine months ended September 30, 2025, 2025 Warrants to purchase 40,000 shares were exercised at a per share price of $3.00, for aggregate proceeds of $120,000. No warrants were exercised for the three and nine months ended September 30, 2024. As of September 30, 2025, all of our outstanding warrants were classified as equity.

8. RELATED PARTY TRANSACTIONS

On September 25, 2025, we entered into two development agreements, or the Adare Agreements, with Adare Pharma Solutions, or Adare, to perform analytical and drug product development for cytisinicline. Thomas Sellig is the current Chief Executive Officer of Adare. Thomas Sellig is also a member of our Board, chairs the Compensation Committee of the Board and is a member of the Audit Committee of the Board.

We expect to incur approximately $2.0 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on industry standard payment terms and will be paid in cash. For the three and nine months ended September 30, 2025, no expenses were incurred related to the Adare Agreements.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of September 30, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$86	$16	$70	$—	$—
Total	$86	$16	$70	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and nine months ended September 30, 2025 was $25,000 and $0.1 million, respectively and for the three and nine months ended September 30, 2024 was $29,000 and $0.1 million, respectively.

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$14	$16	$99	$47
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	1.33 years	0.33 years	1.33 years	0.33 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2025.

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

10. SUBSEQUENT EVENTS

In October 2025, 2025 Warrants to purchase 421,500 shares were exercised at a per share price of $3.00, for aggregate proceeds of $1.3 million.

On October 24, 2025, pursuant to the New Debt Agreement, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million (see Note 6, “Convertible Debt”).

On November 6, 2025, the Sale Agreement with Jeffries LLC was terminated and no sales of our common stock will be made pursuant to the Sale Agreement.

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

In October 2025, the FDA awarded cytisinicline for nicotine e-cigarette, or vaping, cessation the Commissioner’s National Priority Voucher, or CNPV, as part of the pilot program. The CNPV is granted to products with significant potential to address a major national priority, such as meeting a large unmet medical need, reducing downstream health care utilization or addressing a public health crisis. CNPV recipients will receive a decision from the FDA within one to two months following filing of a complete application for a drug, as well as enhanced communication with review staff throughout the development process prior to their final submission and during the review period. Currently, there are no FDA-approved therapies indicated specifically as an aid for nicotine e-cigarette cessation.

Cytisinicline is a plant-based alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026.

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it may become one of the first new prescription medicines in nearly two decades aimed at aiding individuals in overcoming nicotine dependence. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile, and a potential option for a shorter therapy duration as compared to existing prescription smoking cessation therapies, as demonstrated in clinical trials.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $40.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $245.6 million, cash, cash equivalents and marketable securities balance of $48.1 million and a positive working capital balance of $40.3 million. For the nine months ended September 30, 2025, net cash used in operating activities was $31.5 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. For additional information, see the section titled “—Liquidity, Capital Resources and Going Concern.”

Cytisinicline Regulatory Progress

Smoking Cessation

In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. The cytisinicline NDA is supported by a combination of efficacy and safety results from two large, placebo-controlled Phase 3 trials, ORCA-2 and ORCA-3, which evaluated cytisinicline for smoking cessation, and an open label exposure trial, ORCA-OL, which evaluated long-term safety exposure of cytisinicline. In the ORCA-2 and ORCA-3 Phase 3 studies, cytisinicline administered for either 6 or 12 weeks, alongside standard behavioral support, demonstrated significantly greater abstinence rates by the end of treatment and in long-term abstinence through week 24 compared to placebo. Safety data from the ORCA-OL trial on over 300 patients with at least six months of cumulative cytisinicline exposure were included as part of our NDA submission and safety data on over 100 patients receiving at least one year of cumulative cytisinicline exposure were submitted to the FDA as part of a 120-day safety update. In November 2025, we announced completion of the fourth and final scheduled safety review by the Data Safety Monitoring Committee, or DMSC, for the ORCA-OL trial. Adverse events reviewed during the final DSMC meeting were mostly mild in severity, and no serious adverse events were deemed to be treatment related. The DSMC found no concerns with respect to drug safety.

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

In October 2025, the FDA awarded cytisinicline for nicotine e-cigarette, or vaping, cessation the CNPV as part of the pilot program. The CNPV is granted to products with significant potential to address a major national priority, such as meeting a large unmet medical need, reducing downstream health care utilization or addressing a public health crisis. CNPV recipients will receive a decision from the FDA within one to two months following filing of a complete application for a drug, as well as enhanced communication with review staff throughout the development process prior to their final submission and during the review period.

In December 2024, we announced the completion of our end-of-Phase 2 meeting with the FDA to review and receive guidance on our proposed Phase 3 clinical program for a future supplemental NDA submission, or sNDA, to expand cytisinicline for vaping cessation treatment. We obtained FDA agreement on a proposed single Phase 3 study design, including the inclusion/exclusion criteria, primary and secondary efficacy objectives, definition of vaping abstinence with biochemical verification, and other overall study assessments, as well as additional requirements for submitting an sNDA. The FDA agreed that one well-controlled Phase 3 trial, in addition to our completed Phase 2 ORCA-V1 trial and the safety exposure data from our ORCA-OL trial, would be sufficient for a vaping cessation indication as an sNDA. We would target to enroll and complete study evaluations approximately 12 months after study initiation. We may explore additional indications for the treatment of nicotine dependence in the future.

Completed Open Label ORCA-OL Trial

The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. ORCA-OL was designed to evaluate the long-term safety exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. Subjects received cytisinicline treatment and were monitored for safety events for up to one year. The primary endpoint was frequency of serious adverse events, or SAEs. Other safety and efficacy outcomes were also collected.

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

In April 2025, the ORCA-OL trial reached the second milestone, with at least 100 subjects completing one year of cumulative cytisinicline treatment. The cumulative one-year exposure data were submitted to the FDA in October of 2025 as part of the 120-day safety update.

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

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA and included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA. The fair value of the contingent consideration on the acquisition date was nil. The contingent consideration liability is measured at fair value in our financial statements,

As of September 30, 2025, the fair value of the contingent consideration was estimated to be $1.4 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

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

Results of Operations

For the three and nine months ended September 30, 2025 and 2024

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three months ended September 30, 2025 decreased to $5.3 million as compared to $7.6 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, R&D expenses increased to $19.1 million from $15.5 million for the nine months ended September 30, 2024. The decrease in expense for the three months ended September 30, 2025 was primarily due to the wind down of the ORCA-OL trial, which was completed in September 2025, as compared to the same period in 2024, in which costs incurred were associated with ramp up of enrollment in the ORCA-OL trial, initiated in May 2024 and completed in October 2024. The increase in expense for the nine months ended September 30, 2025 was primarily due costs associated with the ORCA-OL trial, which continued at full enrollment during the nine months ended September 30, 2025, as compared to the same period in 2024 during which costs incurred were associated with initiation and commencement of enrollment of our ORCA-OL trial, which initiated in the second quarter of 2024.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2025 increased to $9.4 million and $21.0 million, respectively, from $4.9 million and $11.4 million for the three and nine months ended September 30, 2024, respectively. The increases in expenses for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, were primarily due to higher commercial launch preparation and employee costs. For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, employee expense increases included $0.1 million and $2.7 million, respectively, in higher stock-based compensation expense. This was partially offset by higher severance costs in 2024. For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, increases in commercial launch preparation costs, were $4.3 million and $7.2 million, respectively.

Interest Income

Total interest income for the three and nine months ended September 30, 2025, was $0.6 million and $1.1 million, respectively, compared to $0.7 million and $1.9 million for three and nine months ended September 30, 2024, respectively. The decrease in interest income for the three and nine months ended September 30, 2025, as compared to the same period in 2024 was primarily due to lower average cash balances throughout the first nine months of 2025 and lower interest rates.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2025, was $0.2 million and $0.6 million, respectively, compared to $0.4 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The decrease in interest expense for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 was due to a lower principal balance on our New Convertible Term Loan, relative to the Convertible Term Loan, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (see "Liquidity and Capital Resources" below).

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

For the three and nine months ended September 30, 2025, we recognized a loss on the fair value of the contingent consideration of $ 0.1 million and $ 0.3 million, respectively. For the three and nine months ended September 30, 2024, we recognized a loss of $0.1 million and $0.2 million, respectively.

Liquidity, Capital Resources and Going Concern

We have incurred an accumulated deficit of $245.6 million through September 30, 2025 and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2025, we had a cash, cash equivalents and marketable securities balance of $48.1 million and a positive working capital balance of $40.3 million. For the nine months ended September 30, 2025, net cash used in operations was $31.5 million.

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings, debt financings and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we may be forced to delay, scale back or eliminate some of our commercialization and R&D activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our commercialization and development goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our commercialization and clinical development activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of regulatory review, our commercialization efforts and our clinical development activities. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to prepare for commercialization and develop our product candidate.

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize, cytisinicline and add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing efforts to achieve regulatory approval, commercialization activities, and of clinical development programs.

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

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I as described therein, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million.

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

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants were immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof and expired in October 2025 on the date 30 days after our public disclosure of the acceptance of an NDA filing for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence, which date occurred in October 2025. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Jefferies Open Market Sales Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 6, 2025, the Sale Agreement with Jeffries LLC was terminated and no sales of our common stock will be made pursuant to the Sale Agreement.

During the three and nine months ended September 30, 2025, we did not sell any shares under the Sale Agreement. As of September 30, 2025, we had $50.0 million available under the Sale Agreement.

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

Cash Flows

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $31.5 million compared to $20.6 million for the nine months ended September 30, 2024. The increase in cash used in operations in the 2025 period as compared to the 2024 period was due to higher R&D expenses associated with our ORCA-OL open-label safety trial, which was initiated in May 2024 and continued at full enrollment during the nine months ended September 30, 2025.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $45.3 million, compared to $47.8 million for the nine months ended September 30, 2024. Net cash provided by financing activities in the nine months ended September 30, 2025 related to proceeds received from the June 2025 public offering and from warrant exercises. Net cash provided by financing in the nine months ended September 30, 2024, related to proceeds received from the February 2024 registered direct offering, the New Convertible Term Loan associated with the refinancing transaction, and stock sales under our employee stock purchase plan.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $5.4 million compared to $33.3 million used in investing activities for the nine months ended September 30, 2024. Net cash used and provided by investing activities in the nine months ended September 30, 2025 and 2024, respectively, was due to transactions involving marketable securities in the normal course of business.

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

During the quarter ended September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the success of our commercialization activities;
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

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our commercialization and R&D activities or other operations and potentially delay commercialization and product development in an effort to provide sufficient funds to continue our operations. Additionally, if we are unsuccessful in raising additional funds, we may decide to explore a range of strategic alternatives to maximize stakeholder value, which may include, without limitation, a sale of assets and/or the initiation of bankruptcy proceedings. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As of September 30, 2025, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $10.0 million.

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

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. The ongoing shutdown of the U.S. government may delay the review or approval of our NDA. Additionally, we may receive a complete response letter, or CRL, rather than approval of the NDA at the conclusion of the FDA’s review. The contents of such CRL could be made public by the FDA and could result in reputational harm to our company and cytisinicline, result in litigation, or result in a delay or the inability to commercialize cytisinicline. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition.

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

The FDA has advised us that long-term exposure data to assess for safety beyond 12 weeks will be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline will be sufficient to complete the requirement and enable an NDA submission. The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. Safety data, from the ORCA-OL trial, on over 300 participants with at least six months of cumulative cytisinicline exposure was included in our NDA submission in June 2025 and on over 100 participants receiving at least one year of cumulative cytisinicline exposure was submitted to the FDA in October 2025 as part of the 120-day safety update. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

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
•
delays in obtaining required institutional review board approval at each clinical trial site;
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

Further, we cannot be certain that long-term safety results will be consistent with the results of earlier clinical trials of cytisinicline. Positive results in non-clinical testing and past clinical trials with respect to the adequate safety and efficacy of cytisinicline do not ensure that results from subsequent clinical trials will also be positive or adequate, and we cannot be sure that the results of subsequent clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any such failure may cause us to abandon cytisinicline, which would negatively affect our ability to conduct our business and generate any product revenues and result in a loss of company value.

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

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Faboideae subfamily of plant species depends on the availability of natural resources, including sufficient rainfall. Our suppliers of cytisinicline, could be adversely affected if they experience a shortage of fresh water due to droughts or if they experience other adverse weather conditions in the locations where cytisinicline is sourced. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, some manufacturing and other operations are located near earthquake fault lines. In the event of a major earthquake, we could experience business interruptions from the disruption of our cytisinicline supplies, which could have a material adverse effect on our business, financial condition and results of operations.

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. Even with the acceptance of our NDA by the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024 and 2025, the U.S. government was on the verge of a shutdown or shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations and corresponding foreign regulatory manufacturing requirements. As such, we, and our third-party contract manufacturers, will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application. If our contract manufacturers fail to maintain cGMP compliance or fail inspections with the FDA and other regulators, then our business could be severely harmed.

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

A Breakthrough Therapy designation by the FDA and our receipt of a CNPV may not lead to a faster development or regulatory review or approval process for the vaping/ e-cigarette cessation indication and it does not increase the likelihood that our product candidates will receive marketing approval.

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

The FDA has also awarded us a CNPV for cytisinicline for vaping cessation. While the CNPV is designed to provide enhanced communications with the FDA and expedite its review of a therapy, we would still be required to submit complete materials within two years from the date the CNPV was awarded, which will require significant time and expense. In addition, the two-year time limit may lapse before we are able to submit complete materials, which would result in us losing the CNPV benefit of an expedited review for vaping cessation.

Our receipt of Breakthrough Therapy designation and a CNPV for cytisinicline may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. In addition, when a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product no longer meets the conditions for qualification.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Richard Stewart, Craig Donnelly, Erik Atkisson, Jaime Xinos and Mark Oki. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Donnelly, Mr. Atkisson, Ms. Xinos and Mr. Oki, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

Third-party manufacturers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. For example, while Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. Failure by third-party manufacturers to pass a pre-approval inspection by the FDA may require us to pursue alternative manufacturers, which could result in delay in review or approval or our NDA and commercialization, additional costs or other adverse impacts. Failure by our third-party manufacturers to pass a pre-approval inspection by the FDA or to otherwise comply with applicable regulations may result in delays and interruptions to our product candidate supply, or additional costs, while we seek to secure another supplier that meets all regulatory requirements. We plan to engage third-party manufacturers, or CMOs, to manufacture cytisinicline and have included such potential CMOs in our NDA to the FDA in the event that Sopharma is unable to meet inspection requirements of the

FDA. We have concerns regarding Sopharma’s ability to pass an FDA pre-approval inspection. If those concerns are not resolved, we plan to engage third-party manufacturers, and have included such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our potential engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve the parties’ dispute. In the event we are unable to resolve our ongoing dispute with Sopharma, such dispute may result in litigation, additional costs or delays in activities relating to our NDA or ultimate commercialization.

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in the supply of cytisinicline or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of cytisinicline will not occur in the future. Additionally, manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or political instability in the countries in which they conduct their operations. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Similar political instability could also harm the commercial production and supply of cytisinicline in the event that cytisinicline is ultimately approved for commercial sale.

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

Factors that may inhibit our efforts to commercialize cytisinicline, if approved, on our own include:

•
our inability to recruit and retain qualified commercial experts for core commercial functions, or our inability to maintain adequate staffing for outsourced sales and marketing activities;
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
•
the lack of complementary product candidates to be offered by us, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating and outsourcing critical commercial functions.

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

As of September 30, 2025, there were 2,114,211 shares of our common stock subject to outstanding options and 1,084,330 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of September 30, 2025, there were approximately 33,955,958 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.92 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 6, 2025	By:	/s/ Mark Oki
Mark Oki
Chief Financial Officer (Principal Financial Officer)